Form 10-Q
period 2009-06-30
TNP Strategic Retail Trust, Inc.
filed 2009-09-11
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number 333-154975

TNP STRATEGIC RETAIL TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	90-0413866 (I.R.S. Employer Identification No.)

1900 Main Street, Suite 700 Irvine, California (Address of Principal Executive Offices)	92614 (Zip Code)
(949) 833-8252
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☑
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
     Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of September 11, 2009, there were 22,222 shares of the Registrant’s common stock issued and outstanding, all of which were held by an affiliate of the Registrant.

TNP STRATEGIC RETAIL TRUST, INC.
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
TNP Strategic Retail Trust, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash	$201,839	$201,429
Accounts receivable	161	571

Total Assets	$202,000	$202,000

Liabilities and Equity
Total Liabilities	$—	$—
Commitments and Contingencies	—	—
Equity:
Stockholder’s Equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 22,222 issued and outstanding	222	222
Additional paid-in capital	199,778	199,778
Accumulated distributions in excess of earnings	—	—

Total stockholder’s equity	200,000	200,000
Noncontrolling interest	2,000	2,000

Total Equity	202,000	202,000

Total Liabilities and Equity	$202,000	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

TNP Strategic Retail Trust, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Six Months Ended
	June 30, 2009	June 30, 2009
Revenues
Rental income	$—	$—
Interest income	—	—

	—	—

Expenses
Rental expenses	—	—
General and administrative	—	—

	—	—

Net income (loss)	$—	$—

Net income (loss) per common share – basic & diluted	$—	$—

Weighted average number of common shares outstanding– basic & diluted	22,222	22,222

Distributions declared	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TNP Strategic Retail Trust, Inc. and Subsidiary
Consolidated Statements of Equity
(Unaudited)

				Accumulated
	Number		Additional	distributions
	of	Par	Paid-in	in excess of	Stockholder’s	Noncontrolling	Total
	Shares	Value	Capital	earnings	Equity	Interest	Equity
BALANCE – October 16, 2008 (date of inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,222	$222	$199,778	$—	$200,000	$—	$200,000
Contributions from noncontrolling interest	—	—	—	—	—	$2,000	$2,000
Net income				—			—

BALANCE – December 31, 2008	22,222	222	199,778	—	200,000	2,000	202,000

Net income				—			—
BALANCE – June 30, 2009	22,222	$222	$199,778	—	$200,000	$2,000	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

TNP Strategic Retail Trust, Inc. and Subsidiary
Consolidated Statement of Cash Flows
(Unaudited)

For the Six Months
Ended June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$—
Adjustment to reconcile net income (loss) to cash provided by (used in) operating activities:
Changes in assets and liabilities:
Accounts receivable	410

Net cash provided by (used in) operating activities	410

NET INCREASE IN CASH	410
CASH – Beginning of the period	201,429

CASH – End of the period	$201,839

The accompanying notes are an integral part of these consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2009
(unaudited)
1. Organization
     TNP Strategic Retail Trust, Inc. (the “Company”) was formed on September 18, 2008, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended ( the “Internal Revenue Code”). The Company was organized primarily to acquire income-producing retail properties located in the Western United States, real estate-related assets and other real estate assets. As discussed in Note 3, the Company sold stock to Thompson National Properties, LLC (“Sponsor”) on October 16, 2008. The Company’s fiscal year end is December 31. The Company has not begun operations.
     On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock pursuant to its distribution reinvestment plan. As of June 30, 2009, the Company had not commenced its initial public offering. The Company will offer shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to its distribution reinvestment plan at a price of $9.50 per share.
     The Company intends to use the net proceeds from its public offering primarily to acquire retail properties. The Company may also make or acquire first mortgages or second mortgages, mezzanine loans, preferred equity investments and investments in common stock of private real estate companies and publicly traded real estate investment trusts, in each case provided that the underlying real estate meets the Company’s criteria for direct investment. The Company may also invest in any real properties or other real estate-related assets that, in the opinion of the Company’s board of directors, meets the Company’s investment objectives.
     The Company’s advisor is TNP Strategic Retail Advisor, LLC (“Advisor”), a Delaware limited liability company. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.
     Substantially all of the Company’s business will be conducted through TNP Strategic Retail Operating Partnership, LP, the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP OP”). Advisor has invested $1,000 in the OP in exchange for common units and TNP OP has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds of the offering to the OP as a capital contribution. The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code of 1986, as amended which classification could result in the OP being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.
     As of June 30, 2009, neither the Company nor the OP had purchased or contracted to purchase any properties or other investments. As of June 30, 2009, the Advisor had not identified any properties or other investments in which there is a reasonable probability that the Company or the OP will invest.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2009
(unaudited)
2. Summary of Significant Accounting Policies
Consolidation
     The Company’s consolidated financial statements include its accounts and the accounts of its subsidiary, TNP Strategic Retail Operating Partnership, LP. All intercompany profits, balances and transactions are eliminated in consolidation.
     The Company’s consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures in which the Company is the primary beneficiary under Financial Accounting Standards Board (“FASB”) Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51” (“FIN No. 46(R)”), or in which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company’s management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.
Interim Financial Information
     The financial information as of June 30, 2009 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position for such period. These consolidated financial statements do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual consolidated financial statements. The Company’s audited consolidated financial statements for the year ended December 31, 2008 are contained in the Company’s Registration Statement on Form S-11 Amendment No. 2 (File No. 333-154975) filed March 10, 2009. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
Valuation and Allocation of Real Property—Acquisition
     The Company accounts for all acquisitions in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The Company first determines the value of the land and buildings utilizing an “as if vacant” methodology. The Company then assigns a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company’s markets; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2009
(unaudited)
     When the Company acquires real estate properties, the Company will allocate the purchase price to the components of these acquisitions using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a material impact on the Company’s financial condition and results of operations, but will impact the accounting of future business combinations.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (“FSP FAS No. 141(R)-1”). FSP FAS No. 141 (R)-1 amends and clarifies SFAS 141(R), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted FSP FAS No. 141(R)-1 on a prospective basis on January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact on our consolidated financial statements.
Noncontrolling Interest
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. In accordance with the guidance, the presentation provisions of SFAS 160 were presented retrospectively on the Company’s consolidated balance sheets, which resulted in a reclassification of $2,000 in noncontrolling interests to permanent equity as of December 31, 2008. The adoption of SFAS 160 had no impact on the Company’s consolidated statements of operations or cash flows.
Real Property
     Costs related to the development, redevelopment, construction and improvement of properties will be capitalized. Interest incurred on development, redevelopment and construction projects will be capitalized until construction is substantially complete.
     Maintenance and repair expenses will be charged to operations as incurred. Costs for major replacements and betterments, which include heating, ventilating, and air conditioning equipment, roofs, and parking lots, will be capitalized and depreciated over their estimated useful lives. Gains and losses will be recognized upon disposal or retirement of the related assets and are reflected in earnings.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2009
(unaudited)
     Property will be recorded at cost and will be depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5-40 years
Exterior improvements	10-20 years
Equipment and fixtures	5-10 years
Investments in Real Estate Securities
     SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), requires investments in real estate securities to be classified as either trading investments, available-for-sale investments or held-to-maturity investments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and management’s intent and the ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the Company’s consolidated statements of operations. Although management generally intends to hold most of the Company’s investments in real estate securities until maturity, management may, from time to time, sell any of these assets as part of the overall management of the Company’s portfolio. Accordingly, SFAS 115 will require all of the Company’s real estate securities assets to be classified as available-for-sale. All assets classified as available-for-sale will be reported at estimated fair value, based on market prices, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholder’s equity. As a result, changes in fair value will be recorded to accumulated other comprehensive income, which is a component of stockholder’s equity, rather than through the Company’s consolidated statements of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in the Company’s consolidated statements of operations.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under FASB Statement No. 13” (“FSP FAS 157-1”). FSP FAS 157-1 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In October of 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 to the financial instruments in inactive markets. In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, (“FSP SFAS No. 157-4.”) FSP SFAS No. 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. The Company adopted SFAS 157 and FSP FAS 157-1 on a prospective basis effective January 1, 2009. The adoption of SFAS 157 and FSP FAS 157-1 did not have a material impact on the Company’s financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2009
(unaudited)
     In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”), Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, fair values for these assets and liabilities were only disclosed once a year. FSP SFAS No. 107-1 and APB Opinion No. 28-1 now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We early adopted FSP SFAS No. 107-1 and APB Opinion No. 28-1 on a prospective basis on January 1, 2009, which did not have a material impact on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 allows companies to elect fair value accounting for many financial statements and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on the financial statements.
Real Estate-Related Loans
     The Company’s management intends to hold debt-related investments to maturity and, accordingly, such assets will be carried at amortized cost, including unamortized loan origination costs and fees, and net of repayments and sales of partial interests in loans, unless such loan or investment is deemed to be impaired. At such time as the Company invests in real estate loans, the Company will determine whether such investment should be accounted for as a loan, real estate investment, or equity method joint venture based upon the appropriate guidance.
Revenue Recognition
     The Company will recognize rental income on a straight-line basis over the term of each lease. Rental income recognition commences when the tenant takes possession or controls the physical use of the leased space. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. Lease payments that depend on a factor that does not exist or is not measurable at the inception of the lease, such as future sales volume, would be contingent rentals in their entirety and, accordingly, would be excluded from minimum lease payments and included in the determination of income as they accrue.
     Interest income on loan investments is recognized over the life of the investment using the effective interest method. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.
     Income recognition is suspended for debt investments when receipt of income is not reasonably assured at the earlier of (1) the Company determining the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (2) the loan becoming 90 days delinquent; (3) the loan having a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximating the Company’s carrying value of such loan. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. While income recognition is suspended, interest income is recognized only upon actual receipt.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2009
(unaudited)
Valuation of Accounts and Rents Receivable
     The Company will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.
Use of Estimates
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Organization and Offering Costs
     Organization and offering costs of the Company will be paid by the Advisor on behalf of the Company and, accordingly, are not a direct liability of the Company and are not recorded in the Company’s financial statements. The amount of the reimbursement to Advisor for cumulative organization and offering costs is limited to a maximum amount of up to 3.0% of the aggregate gross proceeds from the sale of the shares of common stock sold. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by Advisor.
     All offering costs, including sales commissions and dealer manager fees will be recorded as an offset to additional paid-in-capital, and all organization costs will be recorded as an expense when the Company has an obligation to reimburse the Advisor.
     For the six months ended June 30, 2009 and for the period from October 16, 2008 (date of inception) through December 31, 2008, organization and offering costs incurred by the Advisor on the Company’s behalf were $274,414 and $523,796, respectively.
Income Taxes
     The Company intends to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year in which the Company satisfies the minimum offering requirements. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with accounting principles generally accepted in the United States of America). REITs are subject to a number of other organizational and operations requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.
Cash and Cash Equivalents
     Cash and cash equivalents represent current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. Short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents. As of June 30, 2009, the Company did not have cash on deposit in excess of federally insured levels. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash and cash equivalents.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2009
(unaudited)
Recent Accounting Pronouncements
     In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP FAS No. 141(R)-1”). FSP FAS No. 141 (R)-1 amends and clarifies SFAS 141(R) to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted FSP FAS No. 141(R)-1 on a prospective basis on January 1, 2009. The adoption of SFAS No. 141 (R) did not have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. SFAS No. 161 also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, SFAS No. 161 requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for quarterly interim periods beginning after November 15, 2008, and fiscal years that include those quarterly interim periods, with early application encouraged. We adopted SFAS No. 161 on a prospective basis on January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.
     In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”), Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF No. 03-6-1”). FSP EITF No. 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP EITF No. 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF No. 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF No. 03-6-1. We adopted FSP EITF No. 03-6-1 on January 1, 2009. The adoption of FSP EITF No. 03-6-1 did not have a material impact on our consolidated financial statements because we do not have any material share-based payment transactions.
     In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB Opinion No. 28-1”). FSP SFAS No. 107-1 and APB Opinion No. 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, fair values for these assets and liabilities were only disclosed once a year. FSP SFAS No. 107-1 and APB Opinion No. 28-1 now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. We early adopted FSP SFAS No. 107-1 and APB Opinion No. 28-1 on a prospective basis on January 1, 2009, which did not have a material impact on our consolidated financial statements.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. SFAS No. 165 also requires disclosure of the date through which subsequent events are evaluated by management. We adopted SFAS No. 165 effective for the second quarter of 2009. The additional disclosures required by this pronouncement are included in Note 7, Subsequent Events.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2009
(unaudited)
     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS No. 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact that the adoption of SFAS No. 167 will have on our consolidated financial position or results of operations.
     In June 2009, the FASB issued SFAS No. 168, “the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), a replacement of FASB Statement No. 162 (the “Codification”). The Codification will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the Codification, it will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company’s consolidated financial statements beginning with the three months ending September 30, 2009. Because the Codification is not intended to change GAAP we do not expect it to have a material impact on our consolidated financial statements.
3. Capitalization
     Under the Company’s charter, the Company has the authority to issue 400,000,000 shares of common stock. All shares of such stock have a par value of $0.01 per share. On October 16, 2008, the Company sold 22,222 shares of common stock to the Sponsor for an aggregate purchase price of $200,000. The Company’s board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.
4. Related Party Arrangements
     Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.
     TNP Securities, LLC (“Broker Dealer”), the dealer manager of the offering and a related party, will receive a commission of up to 7.0% of gross offering proceeds. Broker Dealer may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company will pay Broker Dealer a dealer manager fee of up to 3.0% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the distribution reinvestment plan.
     Advisor will receive up to 3.0% of the gross offering proceeds for reimbursement of organization and offering expenses. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees and to the extent they exceed 3.0% of gross offering proceeds, without recourse against or reimbursement by the Company.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2009
(unaudited)
     Advisor, or its affiliates, will also receive an acquisition fee equal to 2.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture.
     The Company expects to pay TNP Property Manager, LLC (“TNP Manager”), its property manager and a related party, a market-based property management fee in connection with the operation and management of properties. TNP Manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers.
     The Company will pay Advisor a monthly asset management fee of one-twelfth of 0.6% all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates also will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold.
     The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors.
5. Incentive Award Plan
     The Company adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates on July 7, 2009. The Incentive Award Plan authorized the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under such plan as of June 30, 2009. The Company will grant each of its current independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) when and if it raises the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the board of directors will receive the initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the Company’s annual stockholders meetings at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock. The restricted stock will vest as to one-third of the shares on the grant date and as to one-third of the shares on each of the first two anniversaries of the grant date. The restricted stock will become fully vested in the event of an independent directors’ termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company. See Note 7—Subsequent Events.
6. Subordinated Participation Interest
     Pursuant to the Limited Partnership Agreement for the OP, the holders of the Special Units will be entitled to distributions from OP in an amount equal to 15.0% of net sales proceeds received by the OP on dispositions of its assets and dispositions of real properties by joint ventures or partnerships in which the OP owns a partnership interest, after the other holders of common units, including the Company, have received, in the aggregate, cumulative distributions from operating income, sales proceeds or other sources, equal to their capital contributions plus a 10.0%cumulative non-compounded annual pre-tax return thereon. The Special Units will be redeemed for the

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2009
(unaudited)
above amount upon the earliest of: (1) the occurrence of certain events that result in the termination or non-renewal of the advisory agreement or (2) a listing liquidity event.
7. Subsequent Event
     The Company has evaluated subsequent events through September 11, 2009, the date the accompanying interim financial statements became available.
     On July 7, 2009, the Company adopted the Incentive Award Plan that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. On July 7, 2009, the Company also adopted the Independent Directors Compensation Plan, a subplan of the Incentive Award Plan pursuant to which it will grant the independent directors restricted stock awards.
     On August 7, 2009 the SEC declared the Company’s registration statement effective and the Company commenced its initial public offering.
     On August 13, 2009, the Company’s board of directors approved a monthly cash distribution of $0.05625 per common share. The monthly distribution is contingent upon the closing of the Company’s first asset acquisition and is expected to be made in the calendar month following the closing of such asset acquisition. The monthly distribution amount represents an annualized distribution of $0.675 per share. The commencement of the distribution is subject to achieving minimum offering proceeds under the Company’s previously announced public offering of common stock, the sale of a sufficient number of shares in the Company’s public offering to finance an asset acquisition and identifying and completing an asset acquisition.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis should be read in conjunction with the accompanying financial statements of TNP Strategic Retail Trust, Inc. and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to TNP Strategic Retail Trust, Inc., a Maryland corporation, and, as required by context, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries.
Forward-Looking Statements
     Certain statements included in this quarterly report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
     The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•	the fact that we have no operating history and, as of June 30, 2009, our assets total $202,000;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
     Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this quarterly report is filed with the Securities and Exchange Commission, or SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.
     All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-154975) filed with the SEC, as the same may be amended and supplemented from time to time.

Overview
     We were formed as a Maryland corporation on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located primarily in the Western United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. As of June 30, 2009, we have not commenced operations nor have we identified any properties or other investments in which there is a reasonable probability that we will invest. We are dependent upon proceeds received from the sale of shares of our common stock in our initial public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities. We have initially been capitalized with $200,000 which was contributed in cash on October 16, 2008, from the sale of 22,222 shares in the aggregate. Our sponsor, or any affiliate of our sponsor, must maintain this investment while it remains our sponsor.
     We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.
     We are externally managed by our advisor, TNP Strategic Retail Advisor, LLC. Our advisor may, but is not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve during the initial stages of our initial public offering; however, we may establish capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.
     To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations or through short-term borrowing. In addition, subject to certain limitations, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.
     If we qualify as a real estate investment trust, or REIT, for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.
Liquidity and Capital Resources
     Our principal demand for funds will be to acquire real estate assets, to pay operating expenses and interest on our outstanding indebtedness and to make distributions to our stockholders. Over time, we intend to generally fund our cash needs from operations for items other than asset acquisitions. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt. We may also obtain a credit facility as a source for acquisitions and investments. As of June 30, 2009, we have not made any acquisitions or investments in real estate or otherwise. There may be a delay between the sale of shares of our common stock and our purchase of assets, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor, subject to the oversight of our investment committee and board of directors will evaluate potential acquisitions and will engage in negotiations with sellers and lenders on our behalf. If necessary, we may use financings, a credit facility or other sources of capital in the event of unforeseen significant capital expenditures. As of June 30, 2009, we have not identified any sources for these types of financings; however, we continue to evaluate possible sources for these types of financings and a credit facility. There can be no assurance that we will be able to obtain any such financings or credit facility on favorable terms, if at all.

Results of Operations
     During the period from our inception (October 16, 2008) to June 30, 2009, we had been formed but had not yet commenced real estate operations, as we had not yet commenced our initial public offering. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on August 7, 2009.
     Pursuant to the advisory agreement, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by us exceed 3.0% of our gross offering proceeds. In the event we do not raise the minimum offering amount of $2,000,000 by August 7, 2010, we will terminate our initial public offering and have no obligation to reimburse our advisor or its affiliates for any organization and offering costs. As of June 30, 2009, our advisor and its affiliates have incurred organization costs of approximately $798,210 and offering costs of approximately $0 on our behalf. These costs are not recorded in our financial statements because such costs will only become a liability to us to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of our initial public offering.
Critical Accounting Policies
General
     Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical once we commence significant operations. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.
Principles of Consolidation
     Our consolidated financial statements include our accounts and the accounts of our subsidiary, TNP Strategic Retail Operating Partnership, LP. All intercompany profits, balances and transactions are eliminated in consolidation.
     Our consolidated financial statements will also include the accounts of our consolidated subsidiaries and joint ventures in which we are the primary beneficiary under Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51,” or in which we have a controlling interest. In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, our management considers factors such as ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

Valuation and Allocation of Real Property—Acquisition
     We account for all acquisitions in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations.” We first determine the value of the land and buildings utilizing an “as if vacant” methodology. We then assign a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair market value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. Leasing commissions and legal costs are recorded in deferred charges and other assets and are amortized over the remaining lease terms. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.
     When we acquire real estate properties, we will allocate the purchase price to the components of these acquisition using relative fair values computed using its estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties.
     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), “Business Combinations,” or SFAS 141(R). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, and thus will apply to us upon the commencement of our operations. We expect that implementing SFAS 141R will reduce our net income attributable to new acquisitions since acquisition costs and fees, which have historically been capitalized and allocated by public, non-listed REITs to the cost basis of properties, will instead be expensed immediately as incurred. Following the property acquisitions, there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the property as a result of acquisition costs and fees no longer being capitalized and depreciated. By reducing net income, SFAS 141R will reduce our funds from operations (“FFO”) and our ability to pay distributions to our stockholders from FFO.
     In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” or FSP FAS No. 141(R)-1. FSP FAS No. 141 (R)-1 amends and clarifies SFAS 141(R), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We adopted FSP FAS No. 141(R)-1 on a prospective basis on January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” or SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 had no impact on our consolidated statements of operations or cash flows.
Real Property
     Costs related to the development, redevelopment, construction and improvement of properties are capitalized. Interest incurred on development, redevelopment and construction projects is capitalized until construction is substantially complete.
     Maintenance and repair expenses are charged to operations as incurred. Costs for major replacements and betterments, which include HVAC equipment, roofs and parking lots, are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.
     Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5-40 years
Exterior improvements	10-20 years
Equipment and fixtures	5-10 years
Investments in Real Estate Securities
     SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS 115, requires investments in real estate securities to be classified as either trading investments, available-for-sale investments or held-to-maturity investments. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and management’s intent and the ability to hold the security to recovery. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in our consolidated statements of operations. Although management generally intends to hold most of our investments in real estate securities until maturity, management may, from time to time, sell any of these assets as part of the overall management of our portfolio. Accordingly, SFAS 115 will require all of our real estate securities assets to be classified as available-for-sale. All assets classified as available-for-sale will be reported at estimated fair value, based on market prices, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholder’s equity. As a result, changes in fair value will be recorded to accumulated other comprehensive income, which is a component of stockholder’s equity, rather than through our consolidated statements of operations. If available-for-sale securities were classified as trading securities, there could be substantially greater volatility in earnings from period to period as these investments would be marked to market and any reduction in the value of the securities versus the previous carrying value would be considered an expense in our consolidated statements of operations.
     In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” or SFAS 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position, or FSP, FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under FASB Statement No. 13,” or FSP FAS 157-1. FSP FAS 157-1 defers the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP FAS 157-1 also excludes from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, “Accounting for Leases.” In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP FAS 157-2. FSP FAS 157-

2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008. In October of 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” or FSP FAS 157-3. FSP FAS 157-3 clarifies the application of FASB 157 to the financial instruments in inactive markets. We adopted SFAS 157 and FSP FAS 157-1 on a prospective basis effective January 1, 2009. The adoption of SFAS 157 and FSP FAS 157-1 did not have a material impact on our financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 allows companies to elect fair value accounting for many financial statements and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material impact on our financial statements.
Real Estate-Related Loans
     Management intends to hold debt-related investments to maturity and, accordingly, such assets will be carried at amortized cost, including unamortized loan origination costs and fees, discounts, and net of repayments and sales of partial interests in loans, unless such loan or investment is deemed to be impaired. At such time as we invest in real estate loans, we will determine whether such investment should be accounted for as a loan, real estate investment, or equity method joint venture based upon the appropriate guidance.
Revenue Recognition
     We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. Lease payments that depend on a factor that does not exist or is not measurable at the inception of the lease, such as future sales volume, would be contingent rentals in their entirety and, accordingly, would be excluded from minimum lease payments and included in the determination of income as they accrue.
     Interest income on loan investments is recognized over the life of the investment using the effective interest method. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.
     Income recognition is suspended for debt investments when receipt of income is not reasonably assured at the earlier of (1) our determining the borrower is incapable of curing, or has ceased efforts towards curing the cause of a default; (2) the loan becoming 90 days delinquent; (3) the loan having a maturity default; or (4) the net realizable value of the loan’s underlying collateral approximating our carrying value of such loan. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. While income recognition is suspended, interest income is recognized only upon actual receipt.
Valuation of Accounts and Rents Receivable
     We will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Organization and Offering Costs
     Organization and offering costs will be paid by our advisor on our behalf and, accordingly, are not a direct liability of ours, and are not recorded in our financial statements. The amount of the reimbursement to our advisor for cumulative organization and offering costs is limited to a maximum amount of up to 3.0% of the aggregate gross proceeds from the sale of the shares of common stock sold. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of our advisor’s employees and employees of our advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by our advisor.
     All offering costs, including sales commissions and dealer manager fees will be recorded as an offset to additional paid-in-capital, and all organization costs will be recorded as an expense when we have an obligation to reimburse our advisor.
Income Taxes
     We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year in which we satisfy the minimum offering requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with accounting principles generally accepted in the United States of America). REITs are subject to a number of other organizational and operations requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on its undistributed income.
Cash and Cash Equivalents
     Cash and cash equivalents represent current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. Short-term investments with remaining maturities of three months or less when acquired are considered cash equivalents. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk in cash and cash equivalents.
Recent Accounting Pronouncements
     For a discussion of recently issued accounting pronouncements, see Note 2, Summary of Significant Accounting Policies — Recent Accounting Pronouncements, to our accompanying consolidated financial statements.
Inflation
     We expect to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases may not be sufficient to cover inflation and rent may be below market. As of June 30, 2009, we have not entered into any leases.
REIT Compliance
     To qualify as a REIT for tax purposes, we will be required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.
Distributions
     We intend to make regular cash distributions to our stockholders, typically on a monthly basis. The actual amount and timing of distributions will be determined by our board of directors in its discretion and typically will depend on the amount of funds available for distribution, which is impacted by current and projected cash requirements, tax considerations and other factors. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year.
Funds from Operations
     One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We will adopt the NAREIT definition for computing FFO because, in our view, subject to the following limitations, FFO provides a better basis for measuring our operating performance and comparing our performance and operations to those of other REITs. The calculation of FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by us may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to net income as an indicator of our performance or to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions. As of June 30, 2009, we have not commenced real estate operations, and so have no calculation of FFO at present.
Off-Balance Sheet Arrangements
     As of June 30, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Subsequent Event
     Incentive Plan
     On July 7, 2009, we adopted the TNP Strategic Retail Trust, Inc. 2009 Incentive Plan that provides for the grant of equity awards to our employees, directors and consultants and those of our affiliates. On July 7, 2009, we also adopted the Independent Directors Compensation Plan, a subplan of the Incentive Plan pursuant to which we will grant the independent directors restricted stock awards.
     Status of Offering
     On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933, as amended, and we commenced our initial public offering. We will offer shares to the public in our primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of June 30, 2009, an increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.
     We will also be exposed to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty will owe us, which creates credit risk for us. If the fair value of a derivative contract is negative, we will owe the counterparty and, therefore, do not have credit risk. We will seek to minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

ITEM 4T.	CONTROLS AND PROCEDURES.
     As of the end of the period covered by this report, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
     None.

ITEM 1A.	RISK FACTORS.
     None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share.
     We may not sell any shares in the offering until we have raised gross offering proceeds of $2,000,000 from persons who are not affiliated with us or our advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by our escrow agent in trust for subscribers’ benefit. If we do not raise $2,000,000 in the offering by August 7, 2010, we will promptly return all funds in the escrow account (including interest) to subscribers and we will stop selling our shares. The offering will terminate no later than August 7, 2011, unless extended.
     During the three months ended June 30, 2009, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
     None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.

ITEM 5.	OTHER INFORMATION.
     None.

ITEM 6.	EXHIBITS.

3.1
Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

4.2
TNP Strategic Retail Trust, Inc. Distribution Reinvestment Plan (included as Appendix D to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.1	Escrow Agreement among TNP Strategic Retail Trust, Inc., TNP Securities, LLC and CommerceWest

Bank, N.A. (filed as Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.2
Advisory Agreement among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.3
TNP Strategic Retail Trust, Inc. 2009 Long Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.4
Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNP Strategic Retail Trust, Inc.
Date: September 11, 2009	By:	/s/ Anthony W. Thompson
Anthony W. Thompson
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: September 11, 2009	By:	/s/ Wendy J. Worcester
Wendy J. Worcester
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1
Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

4.1
Form of Subscription Agreement (included as Appendix B to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-150612) and incorporated herein by reference).

4.2
TNP Strategic Retail Trust, Inc. Distribution Reinvestment Plan (included as Appendix D to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.1
Escrow Agreement among TNP Strategic Retail Trust, Inc., TNP Securities, LLC and CommerceWest Bank, N.A. (filed as Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.2
Advisory Agreement among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.3
TNP Strategic Retail Trust, Inc. 2009 Long Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.4
Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002