Form 10-Q
period 2009-09-30
TNP Strategic Retail Trust, Inc.
filed 2009-11-16
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________
Commission file number 333-154975

TNP STRATEGIC RETAIL TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	90-0413866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1900 Main Street, Suite 700
Irvine, California	92614
(Address of Principal Executive Offices)	(Zip Code)
(949) 833-8252
(Registrant’s Telephone Number, Including Area Code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-Accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of November 16, 2009, there were 237,700 shares of the Registrant’s common stock issued and outstanding.

TNP STRATEGIC RETAIL TRUST, INC.
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	2

Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	2

Consolidated Statements of Operations for the three and nine months ended September 30, 2009 (unaudited)	3

Consolidated Statements of Equity for the nine months ended September 30, 2009 and the Period from October 16, 2008 (inception) through December 31, 2008 (unaudited)	4

Consolidated Statement of Cash Flows for the nine months ended September 30, 2009 (unaudited)	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T. Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	23

Signatures	24
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
TNP Strategic Retail Trust, Inc. and Subsidiary
Consolidated Balance Sheets
(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash	$201,839	$201,429
Restricted cash	127,010	—
Deferred costs	1,361,470	—
Prepaid expenses	38,404	—
Other receivable	161	571

Total Assets	$1,728,884	$202,000

Liabilities and Equity
Liabilities:
Due to related party	$1,491,477	$—
Subscriptions for common shares	124,500	—

Total Liabilities	$1,615,977	$—

Commitments and Contingencies
Equity:
Stockholder’s Equity:
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 22,222 shares issued and outstanding at September 30, 2009 and December 31, 2008	222	222
Additional paid-in capital	199,778	199,778

Accumulated deficit	(89,093)	—

Total stockholder’s equity	110,907	200,000
Noncontrolling interest	2,000	2,000

Total Equity	112,907	202,000

Total Liabilities and Equity	$1,728,884	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

TNP Strategic Retail Trust, Inc. and Subsidiary
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2009	September 30, 2009
Revenues
Rental income	$—	$—
Interest income	10	10

	10	10

Expenses
Rental expenses	—	—
General and administrative	89,103	89,103

	89,103	89,103

Net loss	$(89,093)	$(89,093)

Net loss per common share — basic & diluted	$(4.01)	$(4.01)

Weighted average number of common shares outstanding— basic & diluted	22,222	22,222

Distributions declared	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

TNP Strategic Retail Trust, Inc. and Subsidiary
Consolidated Statements of Equity
(Unaudited)

	Number		Additional
	of	Par	Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	Deficit	Equity	Interest	Equity
BALANCE — October 16, 2008 (inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,222	$222	$199,778	$—	$200,000	$—	$200,000
Contributions from noncontrolling interest	—	—	—	—	—	$2,000	$2,000

BALANCE — December 31, 2008	22,222	222	199,778	—	200,000	2,000	202,000
Net loss	—	—	—	(89,093)	(89,093)	—	(89,093)

BALANCE — September 30, 2009	22,222	$222	$199,778	$(89,093)	$110,907	$2,000	$112,907

The accompanying notes are an integral part of these consolidated financial statements.

TNP Strategic Retail Trust, Inc. and Subsidiary
Consolidated Statement of Cash Flows
(Unaudited)

For the Nine Months
Ended September 30,
2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,093)
Adjustment to reconcile net loss to net cash provided by operating activities:
Changes in assets and liabilities:
Restricted cash	(10)
Prepaid expenses	(38,404)
Other receivable	410
Due to related party	127,507

Net cash provided by operating activities	410
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in restricted cash from subscription proceeds	(124,500)
Subscription proceeds due to investors	124,500
Net cash used in financing activities	—
NET INCREASE IN CASH	410
CASH — Beginning of the period	201,429

CASH — End of the period	$201,839

Supplemental disclosure of non-cash financing activity-accrual of deferred costs paid by related party	$1,361,470
The accompanying notes are an integral part of these consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
1. Organization
     TNP Strategic Retail Trust, Inc. (the “Company”) was formed on September 18, 2008, as a Maryland corporation and intends to qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company was organized primarily to acquire income-producing retail properties located in the Western United States, real estate-related assets and other real estate assets. As discussed in Note 3, the Company sold stock to Thompson National Properties, LLC (“Sponsor”) on October 16, 2008. The Company’s fiscal year end is December 31. The Company has not begun operations.
     On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock pursuant to its distribution reinvestment plan. On August 7, 2009, the SEC declared the offering effective and the Company commenced its initial public offering. The Company will offer shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to its distribution reinvestment plan at a price of $9.50 per share. As of September 30, 2009, the Company had not raised the minimum offering amount of $2,000,000 in its initial public offering (see Note 7, Subsequent Events).
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
     Substantially all of the Company’s business will be conducted through TNP Strategic Retail Operating Partnership, LP, the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP OP”). Advisor has invested $1,000 in the OP in exchange for common units and TNP OP has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds of the offering to the OP as a capital contribution. The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the OP being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
     As of September 30, 2009, neither the Company nor the OP had purchased or contracted to purchase any properties or other investments.
2. Summary of Significant Accounting Policies
Consolidation
     The Company’s consolidated financial statements include its accounts and the accounts of its subsidiary, the OP. All intercompany profits, balances and transactions are eliminated in consolidation.
     Under accounting principles generally accepted in the United States of America (“GAAP”), the Company’s consolidated financial statements will also include the accounts of its consolidated subsidiaries and joint ventures in which the Company is the primary beneficiary, or in which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company’s management considers factors such as an entity’s purpose and design and the Company’s ability to direct the activities of the entity that most significantly impacts the entity’s economic performance, ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.
Interim Financial Information
     The financial information as of September 30, 2009 is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position for such period. These consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. The Company’s audited consolidated financial statements as of and for the period from October 16, 2008 (inception) through December 31, 2008 are contained in the Company’s Registration Statement on Form S-11 Amendment No. 2 (File No. 333-154975) filed March 10, 2009. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
Allocation of Real Property Purchase Price
     The Company accounts for all acquisitions in accordance with GAAP. The Company first determines the value of the land and buildings utilizing an “as if vacant” methodology. The Company then assigns a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company’s markets; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
     When the Company acquires real estate properties, the Company will allocate the purchase price to the components of these acquisitions using relative fair values computed using its estimates and assumptions. Acquisition costs will be expensed as incurred. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties.
Noncontrolling Interest
     In December 2007, the Financial Accounting Standards Board (the “FASB”) issued a standard that establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The standard, which is effective for fiscal years beginning after December 15, 2008, also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. In accordance with the guidance, the presentation provisions were presented retrospectively on the Company’s consolidated balance sheets, which resulted in a reclassification of $2,000 in noncontrolling interests to permanent equity as of December 31, 2008. The adoption of this standard had no impact on the Company’s consolidated statements of operations or cash flows.
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
Revenue Recognition
     The Company will recognize rental income on a straight-line basis over the term of each lease. Rental income recognition commences when the tenant takes possession or controls the physical use of the leased space. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate taxes and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. Lease payments that depend on a factor that does not exist or is not measurable at the inception of the lease, such as future sales volume, would be contingent rentals in their entirety and, accordingly, would be excluded from minimum lease payments and included in the determination of income as they are earned.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
Valuation of Accounts and Rents Receivable
     The Company will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.
Use of Estimates
     The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Organization and Offering Costs
     Organization and offering costs of the Company are paid by the Advisor on behalf of the Company and are deferred until the Company has an obligation to reimburse the Advisor. The amount of the reimbursement to Advisor for cumulative organization and offering costs is limited to a maximum amount of up to 3.0% of the aggregate gross proceeds from the sale of the shares of common stock sold. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by Advisor.
     All offering costs, including sales commissions and dealer manager fees will be recorded as an offset to additional paid-in-capital, and all organization costs will be recorded as an expense when the Company has an obligation to reimburse the Advisor.
     As of September 30, 2009, organization and offering costs incurred by the Advisor on the Company’s behalf were $1,361,470.
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
Cash and Restricted Cash
     Cash represents current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. As of September 30, 2009, the Company did not have cash on deposit in excess of federally insured levels. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
     Proceeds from the offering are held in a restricted escrow account until the minimum offering has been achieved. As of September 30, 2009, $124,500 of subscriptions for common shares has been received from investors (see Note 7, Subsequent Events).
Recent Accounting Pronouncements
     In June 2009, the FASB issued a new hierarchy of GAAP standards (the “Codification”) which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of the Codification, it will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company’s consolidated financial statements beginning with the three months ending September 30, 2009. Because the Codification is not intended to change GAAP, the Company does not expect it to have a material impact on the Company’s consolidated financial statements. The Company adopted this standard effective for the third quarter of 2009.
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
     TNP Securities, LLC (“Dealer Manager”), the dealer manager of the offering and a related party, will receive a commission of up to 7.0% of gross offering proceeds. Dealer Manager may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company will pay Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the Company’s distribution reinvestment plan.
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
     The Company expects to pay TNP Property Manager, LLC (“TNP Manager”), its property manager and a related party, a market-based property management fee of up to 5.0% of the gross revenues generated by the properties in connection with the operation and management of properties. TNP Manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
     The Company will pay Advisor a monthly asset management fee of one-twelfth of 0.6% on all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates also will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold.
     The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. As of September 30, 2009, amounts incurred by the Advisor in connection with services provided to the Company were $127,507.
5. Incentive Award Plan
     The Company adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates on July 7, 2009. The Incentive Award Plan authorized the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. No awards have been granted under such plan as of September 30, 2009. The Company will grant each of its current independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) when and if it raises the minimum offering amount of $2,000,000. Each new independent director that subsequently joins the board of directors will receive the initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the Company’s annual stockholders meetings at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock. The restricted stock will vest as to one-third of the shares on the grant date and as to one-third of the shares on each of the first two anniversaries of the grant date. The restricted stock will become fully vested in the event of an independent directors’ termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.
6. Subordinated Participation Interest
     Pursuant to the Limited Partnership Agreement for the OP, the holders of the Special Units will be entitled to distributions from OP in an amount equal to 15.0% of net sales proceeds received by the OP on dispositions of its assets and dispositions of real properties by joint ventures or partnerships in which the OP owns a partnership interest, after the other holders of common units, including the Company, have received, in the aggregate, cumulative distributions from operating income, sales proceeds or other sources, equal to their capital contributions plus a 10.0% cumulative non-compounded annual pre-tax return thereon. The Special Units will be redeemed for the above amount upon the earliest of: (1) the occurrence of certain events that result in the termination or non-renewal of the advisory agreement or (2) a listing liquidity event.
7. Subsequent Events
     The Company has evaluated subsequent events through November 15, 2009, the date the accompanying interim financial statements became available to be issued.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
     On November 12, 2009, the Company sold the minimum of $2,000,000 in shares of its common stock to the public. Proceeds from initial subscriptions were placed in escrow until the minimum offering was reached. As of November 16, 2009, the Company had issued 237,700 shares. The proceeds held in escrow, plus interest, became available for the acquisition of assets and other purposes.
     On November 12, 2009, the OP entered into a $15.0 million revolving credit agreement with KeyBank National Association (“KeyBank”). Borrowings under the revolving credit facility will bear interest at a variable per annum rate equal to the sum of (i) 425 basis points plus (ii) the greater of (1) 300 basis points or (2) 30-day LIBOR. The entire unpaid principal balance of all borrowings under the revolving credit facility and all accrued and unpaid interest thereon will be due and payable in full on November 11, 2010. Interest on the credit facility is paid monthly. The credit facility is secured by (1) pledges of the OPs and the Company’s respective direct and indirect equity ownership interests in any entity, subject to certain limitations and exceptions, and (2) guarantees granted to KeyBank for the benefit of the lenders by the Company, Sponsor, and Anthony W. Thompson. The OP borrowed $675,525 under the revolving credit facility on November 12, 2009.

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
     The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•	the fact that we have no operating history and, as of September 30, 2009, our assets total $1,690,480;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.
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
          We may not sell any shares in the offering until we have raised gross offering proceeds of $2,000,000 from persons who are not affiliated with us. Pending satisfaction of this condition, all subscription payments will be placed in an account held by our escrow agent in trust for subscribers’ benefit. If we do not raise $2,000,000 in the offering by August 7, 2010, we will promptly return all funds in the escrow account (including interest) to subscribers and we will stop selling our shares. As of September 30, 2009, we had not raised the minimum offering amount of $2,000,000. On November 12, 2009, we raised the minimum offering amount $2,000,000 and offering proceeds were released to us from the escrow account. See “—Liquidity and Capital Resources—Offering Proceeds Released from Escrow.”
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
Offering Proceeds Released from Escrow
               Pursuant to the terms of our public offering, we were required to deposit all subscription proceeds in escrow pursuant to the terms of an escrow agreement with CommerceWest Bank, N.A. until we receive subscriptions aggregating at least $2,000,000. As of September 30, 2009, we had not raised the minimum offering amount of $2,000,000 in our initial public offering. On November 12, 2009, we satisfied the conditions of our escrow agreement. As of November 16, 2009, we had accepted investors’ subscriptions for, and issued, 237,700 shares of our common stock, resulting in offering proceeds of $2,292,350.
Results of Operations
          During the period from our inception (October 16, 2008) to September 30, 2009, we had been formed but had not yet commenced real estate operations. As a result, we had no material results of operations for that period. The SEC declared the registration statement for our initial public offering effective on August 7, 2009.
          Pursuant to the advisory agreement, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by us exceed 3.0% of our gross offering proceeds. Prior to raising the minimum offering amount of $2,000,000, we have no obligation to reimburse our advisor or its affiliates for any organization and offering costs. As of September 30, 2009, our advisor and its affiliates have incurred organization costs of $1,361,470.
     We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. As of September 30, 2009, amounts incurred by our advisor in connection with services provided to us were $127,507.
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
          Our consolidated financial statements will also include the accounts of our consolidated subsidiaries and joint ventures in which we are the primary beneficiary or in which we have a controlling interest. In determining whether we have a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, our management considers factors such as an entity’s purpose and design and our ability to direct the activities of the entity that most significantly impacts the entity’s economic performance, ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which we will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.
Allocation of Real Property Purchase Price
          We account for all acquisitions in accordance with GAAP. We first determine the value of the land and buildings utilizing an “as if vacant” methodology. We then assign a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases are recorded in deferred charges and other assets and amortized over the remaining lease terms plus an estimate of renewal of the acquired leases. Above or below market leases are classified in deferred charges and other assets or in other accrued liabilities, depending on whether the contractual terms are above or below market, and the asset or liability is amortized to rental revenue over the remaining terms of the leases.
          When we acquire real estate properties, we will allocate the purchase price to the components of these acquisitions using relative fair values computed using estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties.
          Acquisition costs and fees will be expensed immediately as incurred. Following the property acquisitions, there will be a subsequent positive impact on net income through a reduction in depreciation expense over the estimated life of the property as a result of acquisition costs and fees no longer being capitalized and depreciated. By reducing net income, the standard will reduce our funds from operations, or FFO, and our ability to pay distributions to our stockholders from FFO.

Real Property
          Costs related to the development, redevelopment, construction and improvement of properties are capitalized. Interest incurred on development, redevelopment and construction projects is capitalized until construction is substantially complete.
          Maintenance and repair expenses are charged to operations as incurred. Costs for major replacements and betterments, which include heating, ventilating, and air conditioning equipment, roofs and parking lots, are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.
          Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5-40 years
Exterior improvements	10-20 years
Equipment and fixtures	5-10 years
Revenue Recognition
          We will recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate taxes and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. Lease payments that depend on a factor that does not exist or is not measurable at the inception of the lease, such as future sales volume, would be contingent rentals in their entirety and, accordingly, would be excluded from minimum lease payments and included in the determination of income as they are earned.
Valuation of Accounts and Rents Receivable
          We will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.
Organization and Offering Costs
          Organization and offering costs are paid by our advisor on our behalf and are deferred until we have an obligation to reimburse our advisor. The amount of the reimbursement to our advisor for cumulative organization and offering costs is limited to a maximum amount of up to 3.0% of the aggregate gross proceeds from the sale of the shares of common stock sold. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of our advisor’s employees and employees of our advisor’s affiliates and others. Any such reimbursement will not exceed actual expenses incurred by our advisor.
          All offering costs, including sales commissions and dealer manager fees will be recorded as an offset to additional paid-in-capital, and all organization costs will be recorded as an expense when we have an obligation to reimburse our advisor.
          Prior to raising the minimum offering amount of $2,000,000, we have no obligation to reimburse our advisor or its affiliates for any organization or offering costs. As of September 30, 2009, organization and offering costs incurred by our advisor on our behalf were $1,361,470.

Income Taxes
          We intend to make an election to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year in which we satisfy the minimum offering requirements. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distribute our REIT taxable income to our stockholders, so long as we distribute at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operations requirements. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on its undistributed income.
Cash and Restricted Cash
     Cash represents current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. As of September 30, 2009, we did not have cash on deposit in excess of federally insured levels. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk in cash.
     Proceeds from the offering are held in a restricted escrow account until the minimum offering has been achieved. As of September 30, 2009, $124,500 of subscriptions for common shares had been received from investors.
Inflation
          We expect to include provisions in our tenant leases designed to protect us from the impact of inflation. These provisions will include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements, or in some cases annual reimbursement of operating expenses above a certain allowance. Due to the generally long-term nature of these leases, annual rent increases, as well as rents received from acquired leases, may not be sufficient to cover inflation and rent may be below market. As of September 30, 2009, we had not entered into or acquired any leases.
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
          On August 13, 2009, our board of directors approved a monthly cash distribution of $0.05625 per common share. The monthly distribution is contingent upon the closing of our first asset acquisition and is expected to be made in the calendar month following the closing of such asset acquisition. The monthly distribution amount represents an annualized distribution of $0.675 per share. The commencement of the distribution is subject to achieving minimum offering proceeds of $2,000,000, the sale of a sufficient number of shares in our public offering to finance an asset acquisition and identifying and completing an asset acquisition.
Funds from Operations
          One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We will adopt the NAREIT definition for computing FFO because, in our view, subject to the following limitations, FFO provides a better basis for measuring our operating performance and comparing our performance and operations to those of other REITs. The calculation of FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, the presentation of FFO by us may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to net income as an indicator of our performance or to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions. As of September 30, 2009, we have not commenced real estate operations, and therefore we have not calculated FFO.
Off-Balance Sheet Arrangements
          As of September 30, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Subsequent Events
KeyBank Revolving Credit Facility
               On November 12, 2009, our operating partnership entered into a revolving credit agreement, or the credit agreement, with KeyBank National Association (“KeyBank”), as administrative agent for itself and the other lenders named in the credit agreement, or the lenders, to establish a revolving credit facility with a maximum aggregate borrowing capacity of up to $15,000,000. The proceeds of the revolving credit facility may be used by the operating partnership for investments in properties and real estate-related assets, improvement of properties, costs involved in the ordinary course of the operating partnership business and for other general working capital purposes; provided, however, that prior to any funds being advanced to the operating partnership under the revolving credit facility, KeyBank shall have the authority to review and approve, in its sole discretion, the investments which the operating partnership proposes to make with such funds, and the operating partnership shall be required to satisfy certain enumerated conditions set forth in the credit agreement, including, but not limited to, limitations on outstanding indebtedness with respect to a proposed property acquisition, a ratio of net operating income to debt service on the prospective property of at least 1.35 to 1.00 and a requirement that the prospective property be 100% owned, directly or indirectly, by the operating partnership.
               The entire unpaid principal balance of all borrowings under the revolving credit facility and all accrued and unpaid interest thereon will be due and payable in full on November 12, 2010. Borrowings under the revolving credit facility will bear interest at a variable per annum rate equal to the sum of (a) 425 basis points plus (b) the greater of (1) 300 basis points or (2) 30-day LIBOR as reported by Reuters on the day that is two business days prior to the date of such determination, and accrued and unpaid interest on any past due amounts will bear interest at a variable LIBOR-based rate that in no event shall exceed the highest interest rate permitted by applicable law. The operating partnership paid KeyBank a one time $150,000 commitment fee in connection with entering into the credit agreement and will pay KeyBank an unused commitment fee of 0.50% per annum.

               The credit agreement contains customary covenants including, without limitation, limitations on distributions, the incurrence of debt and the granting of liens. The operating partnership may, upon prior written notice to KeyBank, prepay the principal of the borrowings then outstanding under the revolving credit facility, in whole or in part, without premium or penalty.
               The performance of the obligations of the operating partnership under the credit agreement are secured by (a) pledges of the operating partnership and our respective direct and indirect equity ownership interests in any entity, subject to certain limitations and exceptions, and (b) non-recourse guarantees (which we refer to herein as a “guaranty” and collectively the “guarantees”) granted to KeyBank for the benefit of the lenders by us, Thompson National Properties, LLC, or Thompson National, and Anthony W. Thompson. In connection with the guarantees, the operating partnership has agreed to reimburse Thompson National and Mr. Thompson for any payments made to KeyBank by Thompson National and Mr. Thompson pursuant to their respective guarantees. In addition, as consideration for providing a guaranty, the operating partnership has paid Thompson National a one-time fee of $25,000 and, upon the maturity of the credit agreement, has agreed to pay Thompson National a fee, calculated on a per annum basis, equal to: (x) 0.25% multiplied by (y) the weighted-average amount of borrowings outstanding under the credit agreement during the term of the credit agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of September 30, 2009, an increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.
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
     We may not sell any shares in the offering until we have raised gross offering proceeds of $2,000,000 from persons who are not affiliated with us or our advisor. Pending satisfaction of this condition, all subscription payments will be placed in an account held by our escrow agent in trust for subscribers’ benefit. On November 12, 2009, we raised the minimum offering amount of $2,000,000 and the offering proceeds were released to us from the escrow account. The offering will terminate no later than August 7, 2011, unless extended.
     During the nine months ended September 30, 2009, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our securities.
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

TNP Strategic Retail Trust, Inc.
Date: November 16, 2009	By:	/s/ Anthony W. Thompson
Anthony W. Thompson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Wendy J. Worcester
Wendy J. Worcester
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002