Form 10-K
period 2009-12-31
TNP Strategic Retail Trust, Inc.
filed 2010-03-31
CIK 1446371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to .

Commission file number 333-154975

TNP STRATEGIC RETAIL TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	90-0413866 (I.R.S. Employer Identification No.)
1900 Maine Street, Suite 700 Irvine, California (Address of principal executive offices)	92614 (Zip Code)

(949) 833-8252
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

There is no established trading market for the registrant’s common stock, and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined.

As of March 26, 2010, there were 908,318 outstanding shares of common stock of TNP Strategic Retail Trust, Inc.

TNP STRATEGIC RETAIL TRUST, INC.

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Annual Report, including, without limitation, the risks described under “Risk Factors,” the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

i

PART I

Item 1.	Business

Overview

TNP Strategic Retail Trust, Inc. (the “Company”) is a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income producing retail properties, located primarily in the Western United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. The Company intends to elect to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2009. As used herein, the terms “we,” “our” and “us” refer to the Company and, as required by context, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We plan to own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

On November 4, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or SEC, to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to stockholders pursuant to our distribution reinvestment plan. On August 7, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. We are initially offering shares of our common stock at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.

On November 12, 2009, we achieved the minimum offering amount of $2,000,000 and offering proceeds were released to us from an escrow account. From commencement of the offering through December 31, 2009, we sold 509,752 shares in our ongoing initial public offering for gross offering proceeds of $5,009,000, which includes 715 shares issued through our distribution reinvestment plan for gross proceeds of $7,000.

We intend to invest in a portfolio of income-producing retail properties, primarily located in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. In addition to investments in real estate directly or through joint ventures, we may also acquire or originate first mortgages or second mortgages, mezzanine loans or other real estate-related loans, which we refer to collectively as “real estate-related loans,” in each case provided that the underlying real estate meets our criteria for direct investment. We may also invest in any other real property or other real estate-related assets that, in the opinion of our board of directors, meets our investment objectives and is in the best interests of our stockholders. As of December 31, 2009, our portfolio included one property, the Moreno Marketplace, a multi-tenant retail center located in Moreno Valley, California encompassing 94,574 square feet (78,743 of rentable square feet). See “Item 2-Properties” for additional information on Moreno Marketplace.

Subject to certain restrictions and limitations, our business is managed by TNP Strategic Retail Advisor, LLC, our external advisor, pursuant to an advisory agreement. We refer to TNP Strategic Retail Advisor, LLC as our “advisor.” Our advisor conducts our operations and manages our portfolio of real estate investments. We have no paid employees.

TNP Securities, LLC, an affiliate of our advisor, serves as our dealer manager. We refer to TNP Securities, LLC as “TNP Securities” or our “dealer manager.”

Our office is located at 1900 Main Street, Suite 700, Irvine, California 92614, and our main telephone number is (949) 833-8252.

2009 Highlights

During 2009, we completed the following transactions:

•	the SEC declared our registration statement effective on August 7, 2009;

•	we achieved the minimum offering amount of $2,000,0000 in offering proceeds on November 12, 2009;

•	our operating partnership entered into a $15,000,000 revolving credit agreement with KeyBank National Association, as administrative agent for itself and the other lenders named in the credit agreement, on November 12, 2009;

•	we acquired our first real estate asset, the Moreno Marketplace, a 94,574 square foot commercial retail center located in Moreno, California, on November 19, 2009; and

•	we raised $5,009,000 in offering proceeds (including $7,000 through our dividend reinvestment plan) as of December 31, 2009.

Investment Objectives

Our investment objectives are:

•	to preserve, protect and return stockholders’ capital contributions;

•	to pay predictable and sustainable cash distributions to stockholders; and

•	to realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Our Portfolio

We intend to acquire a diverse portfolio of retail properties, primarily located in large metropolitan areas in the Western United States, including neighborhood, community, power and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties, with a focus on properties located in or near residential areas that have, or have the ability to attract, strong anchor tenants.

We intend to diversify our portfolio by geographic region within the Western United States, investment size and investment risk with the goal of attaining a portfolio of income-producing properties that provide attractive and stable returns to our investors. We intend to focus on markets where affiliates of our advisor have an established market presence, knowledge and access to potential investments, as well as an ability to direct property management and leasing operations efficiently. We will review and adjust our target markets periodically to respond to changing market opportunities and to maintain a diverse portfolio of retail properties. We also intend to diversify our portfolio of retail properties by investment size. We expect that our investments will typically range in size from $10 million to $100 million. We may, however, make investments outside of this range if we believe the property will complement our portfolio or meet our investment objectives.

In addition to direct investments in retail properties, we also plan to originate or acquire real estate-related loans that meet our underlying criteria for direct investment. However, we are not specifically limited in the number or size of our portfolio of real estate-related loans, or on the percentage of the net proceeds from our offering that we may invest in a single investment in real estate-related loans. The specific number and mix of real estate-related loans in which we invest will depend upon real estate market conditions, particularly with respect to retail properties, other circumstances existing at the time we are investing and the amount of proceeds we raise in our initial public offering.

Borrowing Policies

We intend to use secured and unsecured debt as a means of providing additional funds for the acquisition of real property, securities and real estate-related loans. Our targeted debt level is 50% of the fair market value of our assets. In order to facilitate investments in the early stages of our operations before we have acquired a substantial portfolio of income-generating investment properties, we expect to borrow in excess of our long-term targeted debt level. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. If we do not obtain loans on our properties, however, our ability to acquire additional properties will be restricted and we may not be able to diversify our portfolio.

Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, our charter allows us to temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2009, we are over the 300% limit due to the exclusion of intangible assets that were incurred with the acquisition of Moreno Marketplace. Since these intangible assets were part of the purchase price and since our overall indebtedness is 67% of the book value of our assets, this excess borrowing has been approved by our Board of Directors.

Our advisor will use its best efforts to obtain financing on the most favorable terms available to us and will seek to refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of any such refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, will be reviewed by the board of directors at least quarterly.

As of December 31, 2009, we had indebtedness of approximately $10,490,000, or 67% of the book value of our assets. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for additional information on our outstanding indebtedness.

Economic Dependency

We are dependent on our advisor and the dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that our advisor or dealer manager is unable to provide their respective services, we will be required to obtain such services from other sources.

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities, including other REITs, other real estate limited partnerships, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Some of our competitors may have substantially greater financial and other resources than we have and may have substantially more operating experience than us. Additionally, recent disruptions and dislocations in the credit markets have materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. This lack of available debt could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our ongoing initial public offering.

Tax Status

We intend to elect to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2009, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. We believe that we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on our taxable income that is currently distributed to our stockholders, provided that distributions to our stockholders equal at least 90% of our taxable income, subject to certain adjustments. If we fail to qualify as a REIT in any taxable year without the benefit of certain relief provisions, we will be subject to federal income taxes on our taxable income at regular corporate income tax rates. We may also be subject to certain state or local income taxes, or franchise taxes.

Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We intend to obtain all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. We do not believe that compliance with existing laws will have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We have no employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information we file electronically with the SEC. Access to these filings is free of charge.

Item 1A.	Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.

We have no prior operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We have no prior operating history and may not be able to successfully operate our business or achieve our investment objectives. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a substantial operating history. In addition, you should not rely on the past performance of prior programs managed or sponsored by our sponsor or its affiliates to predict our future results. Our investment strategy and key employees differ from the investment strategies and key employees of these prior programs.

There is no public trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share redemption program but it is limited in terms of the amount of shares that may be purchased each quarter. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should purchase shares of our common stock only as a long-term investment, and you must be prepared to hold your shares for an indefinite length of time.

You may be more likely to sustain a loss on your investment because our sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.

Thompson National Properties, LLC, or “TNP”, our “sponsor”, has only invested $200,000 in us through the purchase of 22,222 shares of our common stock at $9.00 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our sponsor for our significant organization and offering expenses, our sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

Our ability to successfully conduct our initial public offering is dependent, in part, on the ability of our dealer manager to successfully establish, operate and maintain a network of broker-dealers.

Other than serving as dealer manager for our initial public offering, our dealer manager has no experience acting as a dealer manager for a public offering. The success of our initial public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our dealer manager to establish and maintain a network of licensed securities brokers-dealers and other agents. If our dealer manager fails to perform, we may not be able to raise adequate proceeds through our initial public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

Our cash distributions are not guaranteed, may fluctuate and may constitute a return of capital or taxable gain from the sale or exchange of property.

The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursement of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. We have not established a cap on the amount of proceeds from these sources that may be used to fund distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Distributions payable to stockholders may also include a return of capital, rather than a return on capital. In the event that we are unable to consistently fund monthly distributions to stockholders entirely from our funds from operations, the value of your shares upon the possible listing of our common stock, the sale of our assets or any other liquidity event may be reduced. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return of capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions. In addition, to the extent we make distributions to stockholders with sources other than funds from operations, the amount of cash that is distributed from such sources will limit the amount of investments that we can make, which will in turn negatively impact our ability to achieve our investment objectives and limit our ability to make future distributions. Subsequent investors may experience immediate dilution in their investment because a portion of our net assets may have been used to fund distributions instead of retained in our company and used to make investments.

We may suffer from delays in locating suitable investments, which could adversely affect the return on your investment.

Our ability to achieve our investment objectives and to make distributions to our stockholders is dependent upon the performance of our advisor in the acquisition of our investments and the determination of any financing arrangements as well as the performance of our property manager in the selection of tenants and the negotiation of leases. The current market for properties that meet our investment objectives is highly competitive, as is the leasing market for such properties. The more shares we sell in our public offering, the greater our challenge will be to invest all of the net offering proceeds on attractive terms. Except for the investments described in this Annual Report on Form 10-K, you will not have an opportunity to evaluate our investments or potential tenants. You must rely entirely on the oversight of our board of directors, the management ability of our advisor and the performance of the property manager. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms.

We could suffer from delays in locating suitable investments as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other programs sponsored by our sponsor and its affiliates, some of which have investment objectives and employ investment strategies that are similar to ours.

Additionally, as a public company, we are subject to the ongoing reporting requirements under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Pursuant to the Exchange Act, we may be required to file with the SEC financial statements of properties we acquire or, in certain cases, financial statements of the tenants of the acquired properties. To the extent any required financial statements are not available or cannot be obtained, we will not be able to acquire the property. As a result, we may not be able to acquire certain properties that otherwise would be a suitable investment. We could suffer delays in our property acquisitions due to these reporting requirements.

Delays we encounter in the selection and acquisition of properties could adversely affect your returns. In addition, if we are unable to invest our offering proceeds in properties in a timely manner, we will hold the offering proceeds in an interest-bearing account, invest the proceeds in short-term investments or, ultimately, liquidate. In such an event, our ability to pay distributions to our stockholders and the returns to our stockholders would be adversely affected.

Investors who invest in us at the beginning of our public offering may realize a lower rate of return than later investors.

Because we have acquired only one property, there can be no assurances as to when we will begin to generate sufficient cash flow to fully fund the payment of distributions. As a result, investors who invest in us before we commence significant real estate operations and generate significant cash flow may realize a lower rate of return than later investors. We expect to have little cash flow from operations available for distribution until we make substantial investments. Therefore, until such time as we have sufficient cash flow from operations to fund fully the payment of distributions therefrom, some or all of our distributions will be paid from other sources, such as from the proceeds of the offering or future offerings, cash advances to us by our advisor, cash resulting from a waiver of fees by our advisor, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow.

Investors who invest later in our public offering may realize a lower rate of return than investors who invest earlier in the offering to the extent we fund distributions out of sources other than operating cash flow.

To the extent we incur debt to fund distributions earlier in the offering, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt. Similarly, if we use offering proceeds to fund distributions, later investors may experience immediate dilution in their investment because a portion of our net assets would have been used to fund distributions instead of being retained in our company and used to make real estate investments. Earlier investors will benefit from the investments made with funds raised later in the offering, while later investors may not share in all of the net offering proceeds raised from earlier investors.

We may have to make decisions on whether to invest in certain properties without detailed information on the property.

To effectively compete for the acquisition of properties and other investments, our advisor and board of directors may be required to make decisions or post substantial non-refundable deposits prior to the completion of our analysis and due diligence on property acquisitions. In such cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property. Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our advisor and board of directors expect to rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until 2015. There can be no assurance that we will effect a liquidity event within such time or at all. If we do not effect a liquidity event, it will be very difficult for you to have liquidity for your investment in shares of our common stock.

In the future, our board of directors will consider various forms of liquidity events, including, but not limited to, (1) the sale of all or substantially all of our assets for cash or other consideration, (2) our sale or merger in a transaction that provides our stockholders with cash and/or shares of a publicly traded company and (3) the listing of our common stock on a national securities exchange. Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until 2015. There can be no assurance that we will cause a liquidity event to occur at such time or at all. If we do not effect a liquidity event, it will be very difficult for you to have liquidity for your investment in shares of our common stock other than limited liquidity through our share redemption program.

Payment of fees to our advisor and its affiliates reduces cash available for investment, which may result in our stockholders not receiving a full return of their invested capital.

Because a portion of the offering price from the sale of our shares will be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in real properties and other real estate-related assets. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

If we internalize our management functions, your interest in us could be diluted and we could incur other significant costs associated with being self-managed.

Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate to acquire our advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share and funds from operations per share attributable to your investment.

Additionally, while we would no longer bear the costs of the various fees and expenses we expect to pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

Internalization transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments to pay distributions.

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and general and administrative functions, including accounting and financial reporting, for multiple entities. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our real properties and other real estate-related assets.

You are limited in your ability to sell your shares of common stock pursuant to our share redemption program. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid upon subscription.

Our share redemption program may provide you with an opportunity to have your shares of common stock redeemed by us. We anticipate that shares of our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we presently intend to limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. Therefore, you may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

Payments to the holder of the special units may reduce cash available for distribution to our stockholders and the value of our shares of common stock upon consummation of a liquidity event.

As the holder of the special units, TNP Strategic Retail OP Holdings, LLC, a wholly owned subsidiary of our sponsor, may be entitled to receive a cash payment upon dispositions of our operating partnership’s assets and a promissory note, cash or shares of our common stock upon the occurrence of specified events, including, among other events, a listing of our shares on an exchange or the termination or non-renewal of the advisory agreement. Payments to the holder of the special units upon dispositions of our operating partnership’s assets and redemptions of the special units may reduce cash available for distribution to our stockholders and the value of shares of our common stock upon consummation of a liquidity event.

Our initial public offering is a fixed price offering. We established the fixed offering price of our shares on an arbitrary basis and it may not accurately represent the current value of our assets at any particular time. Therefore, the purchase price you paid for shares of our common stock may be higher than the value of our assets per share of our common stock at the time of your purchase.

Our initial public offering is a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price in its sole discretion. The fixed offering price for shares of our common stock has not been based on appraisals of any assets we may own nor do we intend to obtain such appraisals. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.

We will not calculate the net asset value per share for our shares of common stock until 18 months after completion of our offering stage. Therefore, you will not be able to determine the true value of your shares on an on-going basis during our initial public offering.

We do not intend to calculate the net asset value per share of common stock for our shares during our offering, and therefore, you will not be able to determine the true value of your shares on an on-going basis. Beginning 18 months after the completion of the last offering of our shares and prior to any listing of our shares on a national securities exchange, which we refer to as our offering stage, our board of directors will determine the value of our shares of common stock based on independent valuations of our properties and other assets.

Risks Related To Our Business

Our success is dependent on the performance of our sponsor and its affiliates.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor, our sponsor and its affiliates. Our sponsor and affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The recent macroeconomic downturn and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slowdown in the real estate industry, which may continue. A continued economic slowdown could have an adverse impact on our sponsor and its affiliates and could impact certain prior real estate programs sponsored by our sponsor. To the extent that any decline in revenues and operating results impacts the performance of our advisor, sponsor or its affiliates, the management of our day-to-day operations could be adversely impacted and our results of operations, financial condition and ability to pay distributions to our stockholders could also suffer.

Additionally, as a recently formed company, our sponsor does not have the financial resources other more established sponsors may have available. Our sponsor does not currently have a substantial net worth and is operating at a net loss. To the extent that our sponsor’s financial condition deteriorates, it may adversely impact our advisor’s ability to perform its duties to us pursuant to the advisory agreement which could have an adverse effect on our operations and cause the value of your investment to decrease. Moreover, such adverse conditions could require a substantial amount of time on the part of our advisor and its affiliates, thereby decreasing the amount of time they spend actively managing our investments.

If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives.

Delays in selecting, acquiring and developing real properties could adversely affect investor returns. Because we are conducting our initial public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will depend, in part, on the amount of proceeds we have received at a given time. If we are unable to access sufficient capital, we may suffer from delays in deploying the capital into suitable investments.

Recent events in U.S. financial markets have had, and may continue to have, a negative impact on the terms and availability of credit in the United States and the state of the national economy generally which could have an adverse effect on our business and our results of operations.

The recent failure of large U.S. financial institutions and the resulting turmoil in the United States financial sector has had, and will likely continue to have, a negative impact on the terms and availability of credit and the state of the economy generally within the United States. The tightening of the U.S. credit markets has resulted in fears of a lack of adequate credit and a further economic downturn. Some lenders are imposing more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact of the tightening of the credit markets may result in an inability to finance the acquisition of real properties and other real estate-related assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

Additionally, decreasing home prices and increasing mortgage defaults have resulted in uncertainty in the real estate and real estate securities and debt markets. As a result, the valuation of real estate-related assets has been volatile and is likely to continue to be volatile in the future. The volatility in markets may make it more difficult for us to obtain adequate financing or realize gains on our investments which could have an adverse effect on our business and our results of operations.

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real properties or other real estate-related assets and to expand our operations will be adversely affected.

The net proceeds from our initial public offering will be used for investments in real properties and other real estate-related assets, for payment of operating expenses and for payment of various fees and expenses such as acquisition fees and asset management fees. We do not intend to establish a general working capital reserve out of the proceeds from our initial public offering during the initial stages of the offering. Accordingly, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our investments or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real properties and other real estate-related assets and to expand our operations will be adversely affected. As a result, we would be less likely to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Relating to Our Organizational Structure

Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. In addition, our charter provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold our directors or our advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders.

The limit on the percentage of shares of our common stock that any person may own may discourage a takeover or business combination that may benefit our stockholders.

Our charter restricts the direct or indirect ownership by one person or entity to no more than 9.8% of the value of our then outstanding capital stock (which includes common stock and any preferred stock we may issue) and no more than 9.8% of the value or number of shares, whichever is more restrictive, of our then outstanding common stock unless exempted by our board of directors. This restriction may discourage a change of control of us and may deter individuals or entities from making tender offers for shares of our common stock on terms that might be financially attractive to stockholders or which may cause a change in our management. In addition to deterring potential transactions that may be favorable to our stockholders, these provisions may also decrease your ability to sell your shares of our common stock.

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to our initial public offering.

Investors in our initial public offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. The issuance of preferred stock or other classes of common stock would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base. Our charter authorizes us to issue 450,000,000 shares of capital stock, of which 400,000,000 shares of capital stock are designated as common stock and 50,000,000 shares of capital stock are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever created and issued preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; and

•	the removal of incumbent management.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

Limited partners in our operating partnership have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

In addition, TNP Strategic Retail OP Holdings, LLC, the holder of special units in our operating partnership, may be entitled to (1) certain cash payments upon the disposition of certain of our operating partnership’s assets or (2) a onetime payment in the form of cash, a promissory note or shares of our common stock in conjunction with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. This potential obligation to make substantial payments to the holder of the special units may reduce our cash available for distribution to stockholders and limit the amount that stockholders will receive upon the consummation of a liquidity event.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

Neither we, nor our operating partnership, nor any of our subsidiaries intend to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Currently, neither we, nor our operating partnership, nor any of our subsidiaries have any assets, and our operating partnership’s and subsidiaries’ intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the Investment Company Act. In order for us not to be subject to regulation under the Investment Company Act, we intend to engage, through our operating partnership and subsidiaries, primarily in the business of buying real estate, and these investments must be made within a year after our initial public offering ends. If we are unable to invest a significant portion of the proceeds of our initial public offering in properties within one year of the termination of our initial public offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower your returns.

We expect that most of our assets will be held through wholly owned or majority-owned subsidiaries of our operating partnership. We expect that most of these subsidiaries will be outside the definition of investment company under Section 3(a)(1) of the Investment Company Act as they are generally expected to hold at least 60% of their assets in real property. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.” Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We also expect that we and our operating partnership, as holding companies that conduct their businesses through our subsidiaries, will not meet the definition of an investment company under Section 3(a)(1) of the Investment Company Act.

In the event that the value of investment securities held by the subsidiaries of our operating partnership were to exceed 40%, we expect our subsidiaries to be able to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate investments” and maintain an additional 25% of its assets in qualifying real estate investments or other real estate-related assets, or the 25% basket. The remaining 20% of the portfolio can consist of miscellaneous assets. What we buy and sell is therefore limited to these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain mortgage loans, participations in mortgage loans, mortgage-backed securities, mezzanine loans, joint venture investments and the equity securities of other entities may not constitute qualifying real estate investments and therefore investments in these types of assets may be limited. No assurance can be given that the SEC will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within the definition of investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(6). Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate investments owned by wholly owned or majority-owned subsidiaries of our operating partnership.

To ensure that neither we, nor our operating partnership nor subsidiaries are required to register as an investment company, each entity may be unable to sell assets they would otherwise want to sell and may need to sell assets they would otherwise wish to retain. In addition, we, our operating company or our subsidiaries may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our portfolio periodically and prior to each acquisition, any of these entities may not be able to maintain an exclusion from registration as an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

Risks Related To Conflicts of Interest

You will not have the benefit of an independent due diligence review in connection with our initial public offering.

Because our dealer manager is an affiliate of ours, investors will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. The lack of an independent due diligence review and investigation increases the risk of your investment because it may not have uncovered facts that would be important to a potential investor.

We depend on our advisor and its key personnel and if any of such key personnel were to cease to be affiliated with our advisor, our business could suffer.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our advisor in the acquisition, disposition and management of real properties and other real estate-related assets, the selection of tenants for our real properties and the determination of any financing arrangements. In addition, our success depends to a significant degree upon the continued contributions of certain of the key personnel of our sponsor, including Anthony W. Thompson, Jack R. Maurer and Wendy J. Worcester, each of whom would be difficult to replace. We currently do not have key man life insurance on Jack R. Maurer or Wendy J. Worcester. If our advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

We may compete with other TNP affiliates for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other TNP affiliates for opportunities to acquire or sell real properties and other real estate-related assets. We may also buy or sell real properties and other real estate-related assets at the same time as other TNP affiliates. In this regard, there is a risk that our advisor will select for us investments that provide lower returns to us than investments purchased by another TNP affiliate. Certain of our affiliates own or manage real properties in geographical areas in which we expect to own real properties. As a result of our potential competition with other TNP affiliates, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that our advisor and some of its affiliates, including our officers and directors, devote to us may be diverted, and we may face additional competition due to the fact that TNP affiliates are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Our advisor and some of its affiliates, including our officers and directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, our advisor’s management currently manages three privately offered real estate programs sponsored by affiliates of our advisor. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

Our advisor and its affiliates, including our officers and some of our directors, will face conflicts of interest caused by compensation arrangements with us and other TNP affiliates, which could result in actions that are not in the best interests of our stockholders.

Our advisor and its affiliates will receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	public offerings of equity by us, which allow our dealer manager to earn additional dealer manager fees and our advisor to earn increased acquisition fees and asset management fees;

•	real property sales, since the asset management fees payable to our advisor will decrease; and

•	the purchase of assets from other TNP affiliates, which may allow our advisor or its affiliates to earn additional asset management fees and property management fees.

Further, our advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Certain potential acquisition fees and asset management fees payable to our advisor and property management fees payable to the property manager would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. These fees may influence our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held on to the asset. Moreover, our advisor will have considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other TNP affiliates could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay you distributions or result in a decline in the value of your investment.

The conflicts of interest faced by our officers may cause us not to be managed solely in the best interests of our stockholders, which may adversely affect our results of operations and the value of your investment.

Some of our officers are officers and employees of our sponsor, our advisor and other affiliated entities which receive fees in connection with our initial public offering and our operations. Anthony W. Thompson is our Chairman of the Board and Chief Executive Officer and also serves as the Chief Executive Officer of our sponsor. Mr. Thompson controls our sponsor and indirectly controls our advisor and dealer manager. Jack R. Maurer is our Vice Chairman of the Board and President and also serves as the Vice Chairman Partner of our sponsor. Wendy J. Worcester is our Chief Financial Officer, Treasurer and Secretary and also serves as the Chief Administrative Officer of our sponsor and the Chief Financial Officer, Treasurer and Secretary of our advisor. Certain of our officers also own an economic interest in TNP SRT Management, LLC, which owns a 25% interest in our advisor. The ownership interest in our advisor and sponsor by certain of our officers may create conflicts of interest and cause us not to be managed solely in the best interests of our stockholders.

Our advisor may have conflicting fiduciary obligations if we acquire assets from its affiliates or enter into joint ventures with its affiliates. As a result, in any such transaction we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

Our advisor may cause us to invest in a property owned by, or make an investment in equity securities in or real estate-related loans to, one of its affiliates or through a joint venture with its affiliates. In these circumstances, our advisor will have a conflict of interest when fulfilling its fiduciary obligation to us. In any such transaction, we would not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees we pay to affiliates in connection with our initial public offering and in connection with the acquisition and management of our investments were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees to be paid to our advisor, our property manager, our dealer manager and other affiliates for services they provide for us were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

We may purchase real property and other real estate-related assets from third parties who have existing or previous business relationships with affiliates of our advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We may purchase real property and other real estate-related assets from third parties that have existing or previous business relationships with affiliates of our advisor. The officers, directors or employees of our advisor and its affiliates and the principals of our advisor who also perform services for other TNP affiliates may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.

Risks Related To Investments In Real Estate Generally

Changes in national, regional or local economic, demographic or real estate market conditions may adversely affect our results of operations and returns to our stockholders.

We will be subject to risks incident to the ownership of real estate assets including changes in national, regional or local economic, demographic or real estate market conditions. We will be subject to risks generally attributable to the ownership of real estate assets, including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of or demand for similar properties in an area; increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by our tenants; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws.

We are unable to predict future changes in national, regional or local economic, demographic or real estate market conditions. For example, a recession or rise in interest rates could make it more difficult for us to lease real properties or dispose of them. In addition, rising interest rates could also make alternative interest-bearing and other investments more attractive and therefore potentially lower the relative value of the real estate assets we acquire. These conditions, or others we cannot predict, may adversely affect our results of operations and returns to our stockholders.

Changes in supply of or demand for similar real properties in a particular area may increase the price of real properties we seek to purchase and decrease the price of real properties when we seek to sell them.

The real estate industry is subject to market forces. We are unable to predict certain market changes including changes in supply of, or demand for, similar real properties in a particular area. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders.

Our operating expenses may increase in the future and, to the extent such increases cannot be passed on to tenants, our cash flow and our operating results would decrease.

Operating expenses, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to our tenants. To the extent such increases cannot be passed on to tenants, any such increase would cause our cash flow and our operating results to decrease.

Increasing vacancy rates for certain classes of real estate assets resulting from the recent economic downturn and disruption in the financial markets could adversely affect the value of assets we acquire.

We will depend upon tenants for a majority of our revenue from real property investments. The recent economic downturn and disruption in the financial markets have resulted in a trend toward increasing vacancy rates for certain classes of commercial property, particularly in large metropolitan areas, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space and potential oversupply of rentable space. Business failures and downsizings have led to reduced consumer demand for retail products and services and reduced demand for retail space. Reduced demand for retail properties could require us to grant rent concessions, make tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire a property. The continuation of the economic downturn could impact certain of the real estate assets we may acquire and such real estate assets could experience higher levels of vacancy than anticipated at the time of our acquisition of such real estate assets. The value of our real estate assets could decrease below the amounts we paid for them. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. Additionally, we will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations. A continued economic downturn resulting in increased tenant delinquencies and/or defaults and decreases in demand could have a material adverse effect on our operations and the value of our real estate assets.

Our real properties will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. We anticipate that certain of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases will generally provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect your returns.

We will attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-

insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.

We compete with numerous other parties or entities for real estate assets and tenants and may not compete successfully.

We will compete with numerous other persons or entities seeking to buy real estate assets or to attract tenants to real properties we acquire. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to acquire real estate assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to you.

Delays in the acquisition, development and construction of real properties may have adverse effects on our results of operations and returns to our stockholders.

Delays we encounter in the selection, acquisition and development of real properties could adversely affect your returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, you could suffer delays in receiving cash distributions attributable to those particular real properties. Delays in completion of construction could give tenants the right to terminate preconstruction leases for space at a newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of those factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. Furthermore, the price we agree to pay for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Actions of joint venture partners could negatively impact our performance.

We may enter into joint ventures with third parties, including with entities that are affiliated with our advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

•	the possibility that our venture partner or co-tenant in an investment might become bankrupt;

•	that the venture partner or co-tenant may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;

•	that such venture partner or co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the possibility that we may incur liabilities as a result of an action taken by such venture partner;

•	that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;

•	the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or

•	the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.

Under certain joint venture arrangements, neither venture partner may have the power to control the venture and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to you. In addition, to the extent that our venture partner or co-tenant is an affiliate of our advisor, certain conflicts of interest will exist.

Costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to you.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. We are committed to complying with the act to the extent to which it applies. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

Real properties are illiquid investments, and we may be unable to adjust our portfolio in response to changes in economic or other conditions or sell a property if or when we decide to do so.

Real properties are illiquid investments. We may be unable to adjust our portfolio in response to changes in economic or other conditions. In addition, the real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and supply and demand that are beyond our control. We cannot predict whether we will be able to sell any real property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a real property. Also, we may acquire real properties that are subject to contractual “lock-out” provisions that could restrict our ability to dispose of the real property for a period of time. We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct such defects or to make such improvements.

In acquiring a real property, we may agree to restrictions that prohibit the sale of that real property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that real property. Our real properties may also be subject to resale restrictions. All these provisions would restrict our ability to sell a property, which could reduce the amount of cash available for distribution to our stockholders.

Risks Associated with Retail Property

The recent economic downturn in the United States has had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry will result in defaults by retail tenants which could have an adverse impact on our financial operations.

The recent economic downturn in the United States has had an adverse impact on the retail industry generally. As a result, the retail industry is facing reductions in sales revenues and increased bankruptcies throughout the United States. The continuation of adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn would result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease our properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.

We anticipate that our properties will consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally.

The market for retail space has been and could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.

Our retail tenants will face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions.

Retailers at our properties will face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

Retail conditions may adversely affect our base rent and subsequently, our income.

Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases may also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases which contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue which we may derive from percentage rent leases could decline upon a general economic downturn.

Our revenue will be impacted by the success and economic viability of our anchor retail tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space and adversely affect the returns on your investment.

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an anchor tenant, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

The bankruptcy or insolvency of a major tenant may adversely impact our operations and our ability to pay distributions.

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants may have an adverse impact on our income and our ability to pay distributions. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Risks Associated with Real Estate-Related Loans and Other Real Estate-Related Assets

Disruptions in the financial markets and deteriorating economic conditions could adversely impact the commercial mortgage market as well as the market for debt-related investments generally, which could hinder our ability to implement our business strategy and generate returns for our stockholders.

As part of our investment strategy, we intend to acquire a portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. Recently, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate mortgages and loans. Future instability may interfere with the successful implementation of our business strategy.

If we make or invest in mortgage loans, our mortgage loans may be affected by unfavorable real estate market conditions, which could decrease the value of those loans and the return on your investment.

If we make or invest in mortgage loans, we will be at risk of defaults by the borrowers on those mortgage loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We will not know whether the values of the properties securing our mortgage loans will remain at the levels existing on the dates of origination of those mortgage loans. If the values of the underlying properties drop, our risk will increase because of the lower value of the security associated with such loans.

If we make or invest in mortgage loans, our mortgage loans will be subject to interest rate fluctuations that could reduce our returns as compared to market interest rates and reduce the value of the mortgage loans in the event we sell them; accordingly, the value of your investment would be subject to fluctuations in interest rates.

If we invest in fixed-rate, long-term mortgage loans and interest rates rise, the mortgage loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that mortgage loans are prepaid because we may not be able to make new loans at the higher interest rate. If we invest in variable-rate loans and interest rates decrease, our revenues will also decrease. Finally, if we invest in variable-rate loans and interest rates increase, the value of the loans we own at such time would decrease. For these reasons, if we invest in mortgage loans, our returns on those loans and the value of your investment will be subject to fluctuations in interest rates.

The CMBS and CDOs in which we may invest are subject to several types of risks.

Commercial mortgage-backed securities, or CMBS, are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Collateralized debt obligations, or CDOs, are a type of debt obligation that are backed by commercial real estate assets, such as CMBS, commercial mortgage loans, B-notes, or mezzanine paper. Accordingly, the mortgage backed securities we invest in are subject to all the risks of the underlying mortgage loans.

In a rising interest rate environment, the value of CMBS and CDOs may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS and CDOs may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities markets as a whole. In addition, CMBS and CDOs are subject to the credit risk associated with the performance of the underlying mortgage properties. In certain instances, third party guarantees or other forms of credit support can reduce the credit risk.

CMBS and CDOs are also subject to several risks created through the securitization process. Subordinate CMBS and CDOs are paid interest only to the extent that there are funds available to make payments. To the extent the collateral pool includes a large percentage of delinquent loans, there is a risk that interest payment on subordinate CMBS and CDOs will not be fully paid. Subordinate securities of CMBS and CDOs are also subject to greater credit risk than those CMBS and CDOs that are more highly rated.

The mezzanine loans in which we may invest would involve greater risks of loss than senior loans secured by income-producing real properties.

We may invest in mezzanine loans that take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of the entity owning the real property, the entity that owns the interest in the entity owning the real property or other assets. These types of investments involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans, resulting in less equity in the real property and increasing the risk of loss of principal.

Risks Associated With Debt Financing

Disruptions in the financial markets and deteriorating economic conditions could also adversely affect our ability to secure debt financing on attractive terms and the values of investments we make.

The capital and credit markets have recently experienced extreme volatility and disruption. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We expect to finance our investments in part with debt. As a result of the recent turmoil in the credit markets, we may not be able to obtain debt financing on attractive terms or at all. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions and originations, reducing the number of investments we would otherwise make. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2009, we are over the 300% limit due to the exclusion of intangible assets that were incurred with the acquisition of Moreno Marketplace. Since these intangible assets were part of the purchase price and since our overall indebtedness is 67% of the book value of our assets, this excess borrowing has been approved by our Board of Directors. In addition, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

High debt levels will cause us to incur higher interest charges, which would result in higher debt service payments and could be accompanied by restrictive covenants. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on that property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of your investment. For tax purposes, a foreclosure on any of our properties will be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we will recognize taxable income on foreclosure, but we would not receive any cash proceeds. If any mortgage contains cross collateralization or cross default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected.

Instability in the debt markets may make it more difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make to our stockholders.

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the initial purchase of properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

Increases in interest rates could increase the amount of our debt payments and negatively impact our operating results.

Interest we pay on our debt obligations will reduce cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times which may not permit realization of the maximum return on such investments.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage a property, discontinue insurance coverage, or replace our advisor. In addition, loan documents may limit our ability to replace a property’s property manager or terminate certain operating or lease agreements related to a property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

Our derivative financial instruments that we may use to hedge against interest rate fluctuations may not be successful in mitigating our risks associated with interest rates and could reduce the overall returns on your investment.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets, but no hedging strategy can protect us completely. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses. In addition, the use of such instruments may reduce the overall return on our investments. These instruments may also generate income that may not be treated as qualifying REIT income for purposes of the 75% or 95% REIT income test.

Federal Income Tax Risks

Failure to qualify as a REIT could adversely affect our operations and our ability to make distributions.

We intend to be taxed as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2009, under Sections 856 through 860 of the Internal Revenue Code. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of Alston & Bird LLP with respect to our qualification as a REIT. This opinion has been issued in connection with our initial public offering. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service or on any court. The opinion of Alston & Bird LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Alston & Bird LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Alston & Bird LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we will. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

We believe that our operating partnership will be treated for federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. To minimize the risk that our operating partnership will be considered a “publicly traded partnership” as defined in the Internal Revenue Code, we have placed certain transfer restrictions on the transfer or redemption of the partnership units in our operating partnership. If the Internal Revenue Service were successfully to determine that our operating partnership were properly treated as a corporation, our operating partnership would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as stockholders of our operating partnership and distributions to partners would constitute distributions that would not be deductible in computing our operating partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

To qualify as a REIT we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of

(1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties, resulting in our ownership of fewer real estate assets. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, we cannot assure you that the Internal Revenue Service will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which might also cause us to fail to meet the distribution requirement for a taxable year.

You may have current tax liability on distributions if you elect to reinvest in shares of our common stock.

If you participate in our distribution reinvestment plan, you will be deemed to have received a cash distribution equal to the fair market value of the stock received pursuant to the plan. For Federal income tax purposes, you will be taxed on this amount in the same manner as if you have received cash; namely, to the extent that we have current or accumulated earnings and profits, you will have ordinary taxable income. To the extent that we make a distribution in excess of such earnings and profits, the distribution will be treated first as a tax-free return of capital, which will reduce the tax basis in your stock, and the amount of the distribution in excess of such basis will be taxable as a gain realized from the sale of your common stock. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

Distributions payable by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.

Tax legislation enacted in 2003, as amended, generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through 2010. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we qualify and maintain our status as a REIT, we may be subject to federal and state income taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to you.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income; if shares of our common stock are predominately held by qualified employee pension trusts, we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•	part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt to acquire the common stock; and

•	part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

Complying with the REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25.0% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Liquidation of assets may jeopardize our REIT status.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Legislative or regulatory action could adversely affect investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans, for which the Internal Revenue Service has provided a safe harbor in Revenue Procedure 2003-65. Pursuant to such safe harbor, if a mezzanine loan is secured by interests in a pass-through entity, it will be treated by the Internal Revenue Service as a real estate asset for purposes of the REIT asset tests and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. We may, however, acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset and income tests and, if such a challenge were sustained, we could fail to qualify as a REIT.

We may be required to pay some taxes due to actions of our taxable REIT subsidiary which would reduce our cash available for distribution to you.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We will elect to treat TNP Strategic Retail TRS, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to you.

Recharacterization of transactions under the operating partnership’s intended private placements could result in a 100% tax on income from prohibited transactions, which would diminish our cash distributions to our stockholders.

The Internal Revenue Service could recharacterize transactions under the operating partnership’s intended private placements such that the operating partnership could be treated as the bona fide owner, for tax purposes, of properties acquired and resold by the entity established to facilitate the transaction. Such recharacterization could result in the income realized on these transactions by the operating partnership being treated as gain on the sale of property that is held as inventory or otherwise held primarily for the sale to customers in the ordinary course of business. In such event, such gain would constitute income from a prohibited transaction and would be subject to a 100% tax. If this occurs, our ability to pay cash distributions to our stockholders will be adversely affected.

Foreign investors may be subject to FIRPTA on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA, on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period (the continuous five year period ending on the date of disposition or, if shorter, the entire period of the REIT’s existence), less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a foreign investor on a sale of our common stock would be subject to FIRPTA unless our common stock was traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

Retirement Plan Risks

If you fail to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

There are special considerations that apply to employee benefit plans subject to the Employee Retirement Income Security Act of 1974, or ERISA (such as pension, profit-sharing or 401(k) plans), and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If you are investing the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan or account’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Section 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and/or the Internal Revenue Code;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce unrelated business taxable income, referred to as UBTI for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the plan or IRA; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Property Portfolio

As of December 31, 2009, our portfolio consisted of the Moreno Marketplace, a multi-tenant commercial retail property located in Moreno Valley, California totaling approximately 94,574 square feet which consists of 78,743 of rentable square feet and two finished, but unimproved pad sites totaling 15,831 square feet. The total cost of our property was approximately $12,500,000, exclusive of closing costs. As of December 31, 2009 there was $9,240,000 of mortgage debt on our property. The weighted-average remaining lease term of our portfolio is 17.6 years.

2009 Property Acquisition

Moreno Marketplace

On November 19, 2009, we acquired a fee simple interest in the Moreno Marketplace, a multi-tenant retail center located in Moreno Valley, California, or the Moreno property, through TNP SRT Moreno Marketplace, LLC, or TNP SRT Moreno, a wholly owned subsidiary of our operating partnership. TNP SRT Moreno acquired the Moreno property for an aggregate purchase price of $12,500,000, exclusive of closing costs. TNP SRT Moreno financed the payment of the purchase price for the Moreno property with a combination of (1) a loan in the aggregate principal amount of $9,250,000 from KeyBank National Association, or KeyBank, evidenced by a promissory note, (2) a loan in the aggregate principal amount of $1,250,000 from Moreno Retail Partners, LLC, or MRP, evidenced by a subordinated convertible promissory note, (3) $626,000 in funds from borrowings under our operating partnership’s revolving credit agreement with KeyBank and (4) proceeds from our public offering in an amount equal to the balance of the purchase price. We paid an acquisition sourcing fee of $130,000 to MRP in connection with the acquisition of the Moreno property. We also paid our advisor an acquisition fee of $202,000 in connection with the acquisition of the Moreno property.

The Moreno property is an approximately 94,574 square foot multi-tenant retail center located in Moreno Valley, California that was constructed in 2008 and is comprised of six buildings and two vacant pad sites. The Moreno property is comprised of approximately 78,743 square feet of building improvements and approximately 15,831 square feet of finished but unimproved pad sites. As of December 31, 2009, the Moreno property was approximately 70.1% leased based on rentable square footage. The Moreno property is anchored by Stater Bros., the largest privately owned supermarket chain in southern California. Stater Bros. occupies 55.9% of the rentable square footage of the Moreno property and pays an annual rent of $730,000 pursuant to a lease that expires in November 2028. Stater Bros. has the option to renew the term of its lease for up to six successive five-year renewal terms after the expiration of the initial term. No other tenants occupy 10% or more of the rentable square feet at the Moreno property.

Lease Expirations

The following table reflects lease expirations of our properties as of December 31, 2009:

	Number		Percent of Portfolio	Leased Rentable	Percent of Portfolio
	of Leases	Annualized	Annualized Base	Square Feet	Rentable Square
Year of Expiration	Expiring	Base Rent	Rent Expiring	Expiring	Feet Expiring
(In thousands)(1)

2010	—	—	—	—	—
2011	—	—	—	—	—
2012	—	—	—	—	—
2013	—	—	—	—	—
2014	2	69,000	6.1%	2,083	3.8%
2015	—	—	—	—	—
2016	—	—	—	—	—
2017	—	—	—	—	—
2018	—	—	—	—	—
2019	1	63,000	5.5%	1,447	2.6%
2020	—	—	—	—	—
Thereafter	3	1,010,000	88.4%	51,697	93.6%

Total	6	1,142,000	100%	55,227	100%

(1)	Annualized base rent represents annualized contractual base rental income as of December 31, 2009, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

As of December 31, 2009, the following tenant leases represent more than 10% of our property’s annualized base rent:

			Percent of Portfolio
		Annualized	Annualized Base	Annualized Base
Tenant	Property	Base Rent(1)	Rent	Rent Per Square Feet	Lease Expiration(2)

Stater Bros	Moreno	$774,000	67.7%	$17.59	November 2028
Wells Fargo	Moreno	$135,000	11.8%	$27.00	November 2023

(1)	Annualized base rent represents annualized contractual base rental income as of December 31, 2009, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

(2)	Represents the expiration date of the lease at December 31, 2009 and does not take into account any tenant renewal options.

  Potential Property Acquisition

    Waianae Mall

On December 14, 2009, we assumed the rights to a purchase and sale agreement for the acquisition of Waianae Mall, an approximately 170,275 square foot multi-tenant retail center consisting of 11 buildings located in Honolulu, Hawaii, or the Waianae property. An affiliate of our sponsor entered into a purchase agreement to purchase the Waianae property for an aggregate purchase price of $25,688,000, including the assumption of debt on the property. In connection with this potential acquisition, we formed TNP SRT Waianae Mall, LLC, a wholly owned subsidiary of our operating partnership, to complete the acquisition and we have paid a $250,000 refundable deposit relating to the purchase of the Waianae property. We intend to purchase the Waianae property using debt financing and funds raised through our initial public offering. We anticipate paying an acquisition fee of 2.5%, or $642,000, of the purchase price to our advisor.

We expect to close the acquisition of the Waianae property in the second quarter of 2010, however, there is no assurance that the closing will occur within this timeframe, or at all. The purchase agreement relating to this potential acquisition contemplated an original closing by September 15, 2009, which date has been extended by amendment to the purchase agreement to April 15, 2010. The purchase agreement contains customary representation, warranties and covenants for similar such transactions and is subject to substantial conditions to closing, including: (1) the sale of a sufficient number of shares of common stock in our public offering to fund a portion of the purchase price; (2) the approval of the loan servicer for the existing indebtedness to be assumed by us and the receipt of other applicable third-party consents; and (3) the absence of a material adverse change to the Waianae property prior to the date of the acquisition.

Item 3.	Legal Proceedings

None.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our board of directors does not anticipate evaluating a transaction providing liquidity for our stockholders until 2015. Our charter does not require our board of directors to pursue a liquidity event. Due to the uncertainties of market conditions in the future, we believe setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of our stockholders. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, we are required pursuant to FINRA Rule 5110 to disclose in each Annual Report distributed to our stockholders a per share estimated value of our common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2009. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).

Stockholder Information

As of March 26, 2010, there were 325 holders of record of our common shares. The number of stockholders is based on the records of our advisor, which also acts as our transfer agent.

Distributions

In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders. Until we generate sufficient cash flow from operations to fully fund the payment of distributions, some or all of our distributions will be paid from other sources, including our offering proceeds. The amount and timing of our cash distributions will be determined by our board of directors and will depend on the amount of funds available for distribution, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. As a result, our distribution rate and payment frequency may vary from time to time. If our investments produce sufficient cash flow, we expect to make regular cash distributions to our stockholders, typically on a monthly basis. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, use proceeds from the issuance of securities or sell assets in order to make distributions.

On August 13, 2009, our board of directors approved a monthly cash distribution of $0.05625 per common share, which represents an annualized distribution of $0.675 per share. The commencement of the distribution was subject to our having achieved minimum offering proceeds of $2,000,000, the sale of a sufficient number of shares in our public offering to finance an asset acquisition and our identification and completion of an asset acquisition. On November 12, 2009, we achieved the minimum offering amount $2,000,000, and on November 19, 2009 we completed our first asset acquisition, thus satisfying all of the conditions for the commencement of the monthly distribution. On November 30, 2009, we declared a monthly distribution in the aggregate amount of $7,000 of which $6,000 was paid in cash on December 15, 2009 and $1,000 was paid through our distribution reinvestment plan in the form of additional shares issued on November 30, 2009. The distributions paid during the year ended December 31, 2009 exceeded our funds from operation, or FFO, for the year ended December 31, 2009 since we did not generate positive FFO in 2009. For the year ended December 31, 2009, cash amounts distributed to stockholders were funded from proceeds from the offering. FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. See “Item 7 -Funds from Operations and Adjusted Funds from Operations” for a reconciliation of FFO to our net income.

On December 31, 2009, we declared a monthly distribution in the aggregate of $24,000, of which $18,000 was paid in cash on January 15, 2010 and $6,000 was paid through our distribution reinvestment plan in the form of additional shares issued on December 31, 2009. On January 31, 2010, we declared a monthly distribution in the aggregate of $32,000, of which $25,000 was paid in cash on February 12, 2010 and $7,000 was paid through our distribution reinvestment plan in the form of additional shares issued on January 31, 2010. On February 28, 2010, we declared a monthly distribution in the aggregate of $40,000, of which $29,000 was paid in cash on March 15, 2010 and $11,000 was paid through our distribution reinvestment plan in the form of additional shares issued on February 28, 2010.

Share Redemption Program

During the year ended December 31, 2009, we did not receive any requests to redeem shares of common stock pursuant to our share redemption program.

Use of Offering Proceeds

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975) registering a public offering of up to $1,100,000,000 in shares of our common stock was declared effective under the Securities

Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share.

As of December 31, 2009, we had sold 509,752 shares of common stock in our initial public offering and through our distribution reinvestment plan, raising gross proceeds of $5,009,000. From this amount, we have incurred $420,000 in selling commissions and dealer manager fees to our dealer manager, $1,579,000 in organization and offering costs (of which $122,000 are offering expenses that are recorded as a reduction to equity, $32,000 are organizational expenses that are recorded in general and administrative expense, and $1,425,000 recorded as deferred organization and offering costs and in accounts payable due to affiliates as the amount of organization and offering costs has exceeded 3% of gross offering proceeds), $408,000 in acquisition expenses and $9,000 in asset management fees. For the year ended December 31, 2009, the ratio of the cost of raising capital to the capital raised was approximately 13%.

As of December 31, 2009, we had offering proceeds including proceeds from our distribution reinvestment plan, net of selling commissions, the dealer manager fee and organization and offering costs, from our offering of $4,467,000. As of December 31, 2009, we have used the net proceeds from our initial public offering and debt financing to purchase $12,500,000 in real estate, and paid $408,000 of acquisition expenses. For more information regarding how we used our net offering proceeds through December 31, 2009, see our financial statements included in this Annual Report.

On November 12, 2009, in connection with achieving the minimum offering amount of $2,000,000 in our public offering, we issued 5,000 shares of restricted stock to each of our three independent directors pursuant to our Amended and Restated Director Compensation Plan, which is a sub-plan of our 2009 Long-Term Incentive Award Plan, or the Incentive Award Plan. During the fiscal year ended December 31, 2009, we did not sell any other equity securities that were not registered under the Securities Act and we did not repurchase any of our securities under our share redemption program.

Item 6.	Selected Financial Data

The following selected financial data as of and for the year ended December 31, 2009 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been derived from our audited consolidated financial statements.

	December 31,	December 31,
Selected Financial Data	2009	2008

BALANCE SHEET DATA:
Total assets	$15,605,000	$202,000
Total liabilities	$12,447,000	$—
Total equity	$3,158,000	$202,000

		(Date of Inception)
	Year Ended	through
	December 31,	December 31,
	2009	2008

STATEMENT OF OPERATIONS DATA:
Total revenues	$145,000	—
Total expenses	$(1,228,000)	—
Other income and expense	$(247,000)
Net loss	$(1,330,000)	—
STATEMENT OF CASH FLOWS DATA:
Net cash used in operating activities	$(1,047,000)	$(1,000)
Net cash used in investing activities	$(12,500,000)	$—
Net cash provided by financing activities	$14,452,000	$202,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto. Also see “Forward Looking Statements” preceding Part I.

Overview

We were formed as a Maryland corporation on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located primarily in the Western United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate.

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975), registering a public offering of up to $1,100,000,000 in shares of our common stock, was declared effective under the Securities Act, and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share.

Pursuant to the terms of our initial public offering, all subscription proceeds were placed in an account held by our escrow agent in trust for subscribers’ benefit until we had achieved gross offering proceeds of $2,000,000 from persons who are not affiliated with us. On November 12, 2009, we achieved the minimum offering amount of $2,000,000 and offering proceeds were released to us from the escrow account. We acquired our first property on November 19, 2009.

We are dependent upon proceeds received from the sale of shares of our common stock in our initial public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities. We were capitalized with $200,000 which was contributed in cash on October 16, 2008, from the sale of 22,222 shares in the aggregate. Our sponsor, Thompson National Properties, LLC, or any affiliate of our sponsor, must maintain this investment while it remains our sponsor.

As of December 31, 2009, we had accepted investors’ subscriptions for, and issued, 509,752 shares of our common stock, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $5,009,000. As of March 26, 2010, we had accepted investors’ subscriptions for, and issued, 893,318 shares of our common stock, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $8,806,000.

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

To the extent that the working capital reserve is insufficient to satisfy our cash requirements, additional funds may be provided from cash generated from operations, through short-term borrowing or borrowings under our revolving credit agreement. In addition, subject to certain limitations, we may incur indebtedness in connection with the acquisition of any real estate asset, refinance the debt thereon, arrange for the leveraging of any previously unfinanced property or reinvest the proceeds of financing or refinancing in additional properties.

We intend to qualify as a REIT for federal income tax purposes, therefore we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, including and after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income.

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that the Company will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in its portfolio; (2) the Company’s executive officers, directors and affiliates of the advisor have expertise with the type of real estate investments the Company seeks; and (3) borrowings should enable the Company to purchase assets and earn rental income more quickly, thereby increasing the likelihood of generating income for the Company’s stockholders and preserving stockholder capital.

Critical Accounting Policies

General

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses. Below is a discussion of the accounting policies that management considers to be most critical. These policies require complex judgment in their application or estimates about matters that are inherently uncertain.

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our subsidiaries, TNP Strategic Retail Operating Partnership, LP, TNP SRT Moreno Marketplace, LLC, and TNP SRT Waianae Mall, LLC. All intercompany profits, balances and transactions are eliminated in consolidation.

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

Allocation of Real Property Purchase Price

We account for all acquisitions in accordance with GAAP. We first determine the value of the land and buildings utilizing an “as if vacant” methodology. We then assign a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in our markets; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases are recorded in acquired lease intangibles, net and amortized over the remaining lease term. Above or below market leases are classified in acquired lease intangibles, net or in other liabilities, depending on whether the contractual terms are above or below market. Above market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

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

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5-45 years
Exterior improvements	10-20 years
Equipment and fixtures	5-10 years

Revenue Recognition

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts receivable in the accompanying consolidated balance sheets. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate taxes and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. Lease payments that depend on a factor that does not exist or is not measurable at the inception of the lease, such as future sales volume, would be contingent rentals in their entirety and, accordingly, would be excluded from minimum lease payments and included in the determination of income as they are earned.

Valuation of Accounts Receivable

We have taken into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and the dealer manager fee) are paid by our advisor and its affiliates on our behalf. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of our advisor’s employees and employees of our advisor’s affiliates and others. Pursuant to our advisory agreement, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by us exceed 3.0% of our gross offering proceeds. Any such reimbursement will not exceed actual expenses incurred by our advisor. Prior to raising the minimum offering amount of $2,000,000, we had no obligation to reimburse our advisor or its affiliates for any organization and offering costs. As of December 31, 2009, organization and offering costs incurred by our Advisor on our behalf were $1,579,000. These costs are payable by us to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of our initial public offering. As of December 31, 2009, organization and offering costs did exceed 3.0% of the gross proceeds of our initial public offering, thus the amount in excess of 3.0%, or $1,425,000 is deferred.

All offering costs, including sales commissions and dealer manager fees are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse our advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. As of December 31, 2009, amounts incurred by our advisor in connection with services provided to us were $1,967,000, of which $1,579,000 were organization and offering costs and $388,000 were other costs incurred on our behalf prior to achieving our minimum offering.

Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with the 2009 fiscal year which is the taxable year in which we satisfied the minimum offering requirements. As we believe we qualify for taxation as a REIT, we generally will not be subject to federal corporate income tax to the extent we distributed our REIT taxable income to our stockholders, so long as we distributed at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operations requirements. Even though we believe we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on its undistributed income.

Results of Operations

Our results of operations for the year ended December 31, 2009 are not indicative of those expected in future periods as we commenced real estate operations on November 19, 2009 in connection with our first property acquisition. During the period from our inception (September 18, 2008) to December 31, 2008, we had been formed but had not yet commenced our ongoing initial public offering or real estate operations. As a result, we had no material results of operations for that period.

As of December 31, 2009, we had acquired one property for an aggregate purchase price of $12,500,000, plus closing costs. We funded the acquisition of this property with a combination of debt and proceeds from our ongoing initial public offering. We acquired the Moreno property during the fourth quarter of 2009, and therefore our financial statements do not reflect a full period of operations for this property. We expect that all income and expenses related to our portfolio will increase in future years as a result of owning the property acquired in 2009 for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.

Revenue.  Total revenue for the year ended December 31, 2009, was $145,000, which consisted of rental revenue from our sole property of $140,000 and $5,000 from other operating revenue.

General and administrative expenses.  General and administrative expenses were $660,000 for the year ended December 31, 2009. These general and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors fees, insurance, and organization fees. We expect general and administrative costs to increase in the future based on a full year of real estate operations and as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Acquisition expenses.  Acquisition expenses for the year ended December 31, 2009 were $408,000, all of which were incurred in connection with the acquisition of the Moreno property.

Operating and maintenance expenses.  For the year ended December 31, 2009, operating and maintenance expenses were $114,000.

Asset management and property management fees incurred and payable to our advisor and its affiliates totaled $9,000 and $5,000, respectively, for the year ended December 31, 2009. We expect asset management and property management fees to increase in future years as a result of owning our investments for a full year and as a result of anticipated future acquisitions.

Depreciation and amortization expenses.  Depreciation and amortization expense was $46,000 for the year ended December 31, 2009. We expect these amounts to increase in future years as a result of owning our property for a full year and as a result of anticipated future acquisitions.

Interest expense.  Interest expense was $119,000 for the year ended December 31, 2009, which included the amortization of deferred financing costs of $39,000. Our real estate property acquisition was financed with $11,126,000 in debt. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Interest income.  Interest income for the year ended December 31, 2009 was $2,000 and related primarily to cash received from subscription agreements that are held for future acquisitions.

Other expense.  During the year ended December 31, 2009, we incurred other expense of $130,000 which represents the estimated fair value of the derivative related to the exit fee payable under the convertible note between TNP SRT Moreno Marketplace, LLC and Moreno Retail Partners, LLC.

Net loss.  We had a net loss of $1,330,000 for the year ended December 31, 2009. Our operating loss is due primarily to the fact that we commenced real estate operations on November 19, 2009.

Liquidity and Capital Resources

We commenced real estate operations with the acquisition of our first property on November 19, 2009.

Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through our distribution reinvestment plan, and through the assumption of debt.

Net cash provided by financing activities for the year ended December 31, 2009 were $14,452,000, consisting primarily of net offering proceeds of $4,260,000 (after payment of selling commissions, dealer manager fees and other organization and offering expenses of $542,000) and $11,126,000 of borrowings. Between November 19, 2009 (the date we commenced real estate operations) and December 31, 2009, we incurred aggregate borrowings related to the purchase of real estate of $11,126,000. As of December 31, 2009, we had repaid $636,000 of these borrowings. With capital from our financing activities, we invested approximately $12,500,000 in property acquisitions, and paid acquisition fees and closing costs of $408,000. We paid distributions to stockholders (net of reinvested distributions) of $6,000 for the year ended December 31, 2009. Net cash used in operating activities for the year ended December 31, 2009 was $1,047,000. The excess cash generated from financing activities (net of cash used in investing activities and net cash used in operating activities) of $905,000 is expected to be used to pay liabilities or to make additional real estate investments.

As of December 31, 2009, our liabilities totaled $12,447,000. Our financings are described in greater detail below and summarized in tabular form under “— Contractual Commitments and Contingencies.”

KeyBank Revolving Credit Facility

On November 12, 2009, our operating partnership entered into a revolving credit agreement, or the credit agreement, with KeyBank National Association, or KeyBank, as administrative agent for itself and the other lenders named in the credit agreement, or the lenders, to establish a revolving credit facility with a maximum aggregate borrowing capacity of up to $15,000,000. The proceeds of the revolving credit facility may be used by the operating partnership for investments in properties and real estate-related assets, improvement of properties, costs involved in the ordinary course of the operating partnership business and for other general working capital purposes; provided, however, that prior to any funds being advanced to the operating partnership under the revolving credit facility, KeyBank shall have the authority to review and approve, in its sole discretion, the investments which the operating partnership proposes to make with such funds, and the operating partnership shall be required to satisfy certain enumerated conditions set forth in the credit agreement, including, but not limited to, limitations on outstanding indebtedness with respect to a proposed property acquisition, a ratio of net operating income to debt service on the prospective property of at least 1.35 to 1.00 and a requirement that the prospective property be 100% owned, directly or indirectly, by the operating partnership.

The credit agreement contains customary covenants including, without limitation, limitations on distributions, the incurrence of debt and the granting of liens. Additionally, the credit agreement contains certain covenants relating to the amount of offering proceeds we receive in our continuous offering of common stock. We received a waiver from KeyBank relating to the covenant in our credit agreement requiring us to raise at least $2,000,000 in shares of our common stock in our public offering during each of January, February and

March 2010. In addition, our operating partnership received a waiver relating to the covenant requiring us to maintain a 1.3 to 1 debt service coverage ratio for the quarter ended March 31, 2010. The credit agreement is guaranteed by our sponsor and an affiliate of our sponsor. As part of that guarantee agreement, our sponsor and its affiliate must maintain minimum net worth and liquidity requirements on a combined or individual basis.

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

As of December 31, 2009, $15,000,000 was available under the KeyBank credit facility, subject to KeyBank’s review and approval described above, and there were no borrowings outstanding.

Moreno Property Loan

In connection with the acquisition of the Moreno property, on November 19, 2009, which we refer to herein as the “closing date”, TNP SRT Moreno borrowed $9,250,000 from KeyBank pursuant to a promissory note, or the Moreno Property Note, secured by the Moreno property. The entire outstanding principal balance of the Moreno Property Note, plus any accrued and unpaid interest thereon, is due and payable in full on November 19, 2011 (as such date may be extended as described below, the “maturity date”), provided that TNP SRT Moreno has the option to extend the maturity date for up to two successive extension periods of twelve months each. Each exercise by TNP SRT Moreno of its option to extend the maturity date is subject to (1) TNP SRT Moreno providing KeyBank with written notice of the requested extension at least sixty (60) days prior to the then existing maturity date, (2) the payment by TNP SRT Moreno of an extension fee equal to 0.25% of the then outstanding principal balance of the Moreno Property Note and (3) TNP SRT Moreno’s satisfaction of certain covenants, including, but not limited to, specific debt service coverage and debt yield ratios, the absence of any uncured events of default under the Moreno Property Note and the absence of any material adverse changes in the financial condition of TNP SRT Moreno or any guarantors of its obligations under the Moreno Property Note.

A principal payment of $10,000 plus interest, at the applicable interest rate, on the outstanding principal balance of the Moreno Property Note will be due and payable monthly until the maturity date. Interest on the outstanding principal balance of the Moreno Property Note will accrue at a rate of 5.5% per annum through the initial maturity date. During the first extension period, if any, interest on the outstanding principal balance of the Moreno Property Note will accrue at a rate of 7.0% per annum. During the second extension period, if any, interest on the outstanding principal balance of the Moreno Property Note will accrue at a rate equal to the greater of (1) 7.50% per annum and (2) a variable per annum rate based upon LIBOR as reported by Reuters. TNP SRT Moreno may prepay the outstanding principal balance of the Moreno Property Note in full without premium or penalty if such prepayment occurs on or before the first anniversary of the closing date. Following the first anniversary of the closing date, any prepayment in full of the Moreno Property Note will be subject to an exit fee ranging from of 0.25% to 0.75% of the then outstanding principal balance of the Moreno Property Note based upon when such prepayment occurs.

As of December 31, 2009, there was $9,240,000 outstanding on the Moreno Property Note.

Convertible Note

In connection with the acquisition of the Moreno property, on November 19, 2009, TNP SRT Moreno borrowed $1,250,000 from Moreno Retail Partners, LLC, or MRP, pursuant to a subordinated convertible promissory note, or the convertible note. The entire outstanding principal balance of the convertible note, plus any accrued and unpaid interest, is due and payable in full on November 18, 2015. Interest on the outstanding principal balance of the convertible note will accrue at a rate of 8% per annum, payable quarterly in arrears. After April 2, 2010, TNP SRT Moreno may, at any time and from time to time, prepay all or any portion of the then outstanding principal balance of the convertible note without premium or penalty. The convertible note provides for customary events of default, including, without limitation, payment defaults and insolvency and bankruptcy related defaults. Upon an uncured event of default, MRP may declare all amounts due under the convertible note immediately due and payable in full.

At any time after January 2, 2010 but before April 2, 2010, MRP may elect to convert the unpaid principal balance due on the convertible note (which we refer to herein as the “conversion amount”) into a capital contribution by MRP to TNP SRT Moreno to be credited to a capital account with TNP SRT Moreno. At any time after February 2, 2010 but before April 2, 2010, TNP SRT Moreno may elect to convert the conversion amount into a capital contribution by MRP to TNP SRT Moreno to be credited to a capital account with TNP SRT Moreno. Any accrued but unpaid interest on the convertible note shall be payable to MRP in cash upon the conversion of the conversion amount. Additionally TNP SRT Moreno is required to pay an exit fee of $130,000 to MRP on the date of the conversion. As of this filing, neither party had converted this note. If the note is not converted, TNP SRT Moreno will pay our Advisor an additional acquisition fee of $110,000.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter

Long-term debt obligations(1)	$10,490,000	120,000	9,120,000	—	1,250,000
Interest payments on outstanding debt obligations(2)	1,508,000	605,000	616,000	200,000	87,000

Total	$11,998,000	725,000	9,376,000	200,000	1,337,000

(1)	Amounts include principal payments only.

(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2009.

Potential Property Acquisition

On December 14, 2009, we assumed the rights to a purchase and sale agreement for the acquisition of Waianae Mall, an approximately 170,275 square foot multi-tenant retail center consisting of 11 buildings located in Honolulu, Hawaii or the Waianae property. An affiliate of our sponsor previously entered into a purchase agreement to purchase the Waianae property for an aggregate purchase price of $25,688,000, including the assumption of debt on the property. In connection with this potential acquisition, we formed TNP SRT Waianae Mall, LLC, a wholly owned subsidiary of our operating partnership, to complete the acquisition and have paid a $250,000 refundable deposit as of December 31, 2009. We intend to purchase the Waianae property using debt financing and funds raised through our public offering of common stock. We anticipate paying an acquisition fee of 2.5%, or $642,000, of the purchase price to our advisor. We expect to close the acquisition in the second quarter of 2010, however, there is no assurance that the closing will occur within this timeframe, or at all. This potential acquisition is subject to substantial conditions to closing including: (1) the sale of a sufficient number of shares of common stock in our public offering to fund a portion of the purchase price for the Waianae property; (2) the approval of the loan servicer for the existing indebtedness on the Waianae property to be assumed by us and the receipt of other applicable third-party consents; and (3) the absence of a material adverse change to the Waianae property prior to the date of the acquisition.

Inflation

The majority of our leases at the Moreno property contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. We expect to include similar provisions in our future tenant leases designed to protect us from the impact of inflation. Due to the generally long-term nature of these leases, annual rent increases, as well as rents received from acquired leases, may not be sufficient to cover inflation and rent may be below market.

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

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

On August 13, 2009, our board of directors approved a monthly cash distribution of $0.05625 per common share, which represents an annualized distribution of $0.675 per share. The commencement of the distribution, which was expected to take place in the calendar month following the closing of our first asset acquisition, was subject to our having achieved minimum offering proceeds of $2,000,000, the sale of a sufficient number of shares in our public offering to finance an asset acquisition and our identification and completion of an asset acquisition. On November 12, 2009, we achieved the minimum offering amount $2,000,000, and on November 19, 2009 we completed our first asset acquisition. On November 30, 2009, we declared a monthly distribution in the aggregate amount of $7,000, of which $6,000 was paid in cash on December 15, 2009 and $1,000 was paid through our distribution reinvestment plan in the form of additional shares issued on November 30, 2009. On December 31, 2009, we declared a monthly distribution on the aggregate of $24,000, of which $18,000 was paid in cash on January 15, 2010 and $6,000 was paid through our distribution reinvestment plan in the form of additional shares issued on December 31, 2009. We did not have any funds from operation, or FFO, for the year ended December 31, 2009, and the cash amounts distributed to stockholders in December 2009 were funded from proceeds from our offering. FFO is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. See the “Funds from Operations and Adjusted Funds from Operations” section below for a reconciliation of FFO and adjusted FFO to our net income.

On January 31, 2010, we declared a monthly distribution in the aggregate of $32,000, of which $25,000 was paid in cash on February 12, 2010 and $7,000 was paid through our distribution reinvestment plan in the form of additional shares issued on January 31, 2010. On February 28, 2010, we declared a monthly distribution in the aggregate of $40,000, of which $29,000 was paid in cash on March 15, 2010 and $11,000 was paid through our distribution reinvestment plan in the form of additional shares issued on February 28, 2010.

Funds from Operations and Adjusted Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net operating income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interests costs, which is not immediately apparent from net income.

Changes in the accounting and reporting rules under GAAP have prompted a significant increase in the amount of non-operating items included in FFO, as defined. As a result, in addition to FFO, we also calculate Adjusted Funds from Operations, or adjusted FFO, which excludes from FFO (1) any acquisition expenses and acquisition fees expensed by us and that are related to any property, loan or other investment acquired or expected to be acquired by us and (2) any non-operating non-cash charges incurred by us, such as impairments of property or loans, any other-than-temporary impairments of marketable securities, or other similar charges. We believe that adjusted FFO is helpful to our investors and management as a measure of operating performance because it excludes costs that management considers more reflective of investing activities and other non-operating items included in FFO.

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of adjusted FFO based on the following economic considerations:

Acquisition costs:  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for these types of investments were capitalized; however, beginning in 2009 acquisition costs related to business combinations are expensed. We believe by excluding expensed acquisition costs, adjusted FFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.

Impairment charge:  An impairment charge represents a downward adjustment to the carrying amount of a long-lived asset to reflect the current valuation of the asset even when the asset is intended to be held long-term. Such adjustment, when properly recognized under GAAP, may lag the underlying consequences related to rental rates, occupancy and other operating performance trends. The valuation is also based, in part, on the impact of current market fluctuations and estimates of future capital requirements and long-term operating performance that may not be directly attributable to current operating performance. Because adjusted FFO excludes impairment charges, management believes adjusted FFO provides useful supplemental information by focusing on the changes in our operating fundamentals rather than changes that may reflect only anticipated losses.

Subject to the following limitations, FFO and adjusted FFO provides a better basis for measuring our operating performance. The calculation of FFO and adjusted FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, the presentation of FFO and adjusted FFO by us may not be comparable to other similarly titled measures presented by other REITs. FFO and adjusted FFO are not intended to be alternatives to net income as an indicator of our performance, liquidity or to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions.

Our calculation of FFO, and adjusted FFO, is presented in the following table for the year ended December 31, 2009:

Net Loss	$(1,330,000)
Add:
Depreciation and amortization of real estate assets	46,000

FFO	(1,284,000)
Add:
Acquisition expenses	408,000

Adjusted FFO	$(876,000)

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued ASC 810-10, Consolidation, which will become effective for us on January 1, 2010. This Statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. We do not expect such standard will have a significant impact on our financial statements as it relates to existing entities we have an ownership interest in.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, Fair Value Measurements and Disclosures. ASU No. 2009-05, which became effective for us in 2009, provides clarification to measuring the fair value of a liability. In circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value by using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. ASU No. 2009-05 only applies to our disclosures in note 5 related to the estimated fair value of our notes payable and did not have a significant impact on our footnote disclosures.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, this ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement. ASU No. 2010-06 only applies to our disclosures in Note 5 of our consolidated financial statements included in this Annual Report related to the estimated fair values of our notes payable and is not expected to have a significant impact on our footnote disclosures.

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of our common stock on August 7, 2009. As of March 26, 2010, we had accepted investors’ subscriptions for, and issued, 893,318 shares of our common stock, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $8,806,000.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. As of December 31, 2009, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense.

The carrying value of our debt approximates fair value as of December 31, 2009, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

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

Item 8.	Financial Statements and Supplementary Data

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective (as defined in Rules 13a-15(e) and 13d-15(e) under the Exchange Act).

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm, and we have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Item 9B.	Other Information

Potential Property Acquisition

Waianae Mall

On December 14, 2009, we assumed the rights to a purchase and sale agreement for the acquisition of Waianae Mall, an approximately 170,275 square foot multi-tenant retail center consisting of 11 buildings located in Honolulu, Hawaii, or the Waianae property. An affiliate of our sponsor entered into a purchase agreement to purchase the Waianae property for an aggregate purchase price of $25,688,000, including the assumption of debt on the property. In connection with this potential acquisition, we formed TNP SRT Waianae Mall, LLC, a wholly owned subsidiary of our operating partnership, to complete the acquisition and we have paid a $250,000 refundable deposit relating to the purchase of the Waianae property. We intend to purchase the Waianae property using debt financing and funds raised through our initial public offering. We anticipate paying an acquisition fee of 2.5%, or $642,000, of the purchase price to our advisor.

We expect to close the acquisition of the Waianae property in the second quarter of 2010, however, there is no assurance that the closing will occur within this timeframe, or at all. The purchase agreement relating to this potential acquisition contemplated an original closing by September 15, 2009, which date has been extended by amendment to the purchase agreement to April 15, 2010. The purchase agreement contains customary representation, warranties and covenants for similar such transactions and is subject to substantial conditions to closing, including: (1) the sale of a sufficient number of shares of common stock in our public offering to fund a portion of the purchase price; (2) the approval of the loan servicer for the existing indebtedness to be assumed by us and the receipt of other applicable third-party consents; and (3) the absence of a material adverse change to the Waianae property prior to the date of the acquisition.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Other than our independent directors, each of our officers and directors are officers of our advisor and officers, limited partners and/or members of affiliates of our advisor. As a result, these individuals will be subject to conflicts of interest in allocating their time between us and other activities and operations of our advisors and its affiliates and between fiduciary duties owed to us and to those entities. Please see Item 1A “Risk Factors — Risks Related To Conflicts of Interest.”

All executive officers serve at the pleasure of the board of directors. Each director will serve until the next annual meeting of our stockholders or until his successor has been duly elected and qualified. The next election of our board members is anticipated to be held at our annual meeting in 2010. Our directors and executive officers are listed below:

Name	Age	Position

Anthony W. Thompson	63	Chairman of the Board and Chief Executive Officer
Jack R. Maurer	66	Vice Chairman of the Board and President
Wendy J. Worcester	47	Chief Financial Officer, Treasurer and Secretary
Arthur M. Friedman	74	Independent Director
Jeffrey S. Rogers	41	Independent Director
Robert N. Ruth	50	Independent Director

Anthony W. Thompson has served as the Chairman of our board of directors and our Chief Executive Officer since September 2008. Mr. Thompson also serves as Chief Executive Officer of our sponsor, our advisor and our dealer manager. Prior to founding Thompson National Properties in 2008, Mr. Thompson founded Triple Net in 1998 and served as its Chairman and Chief Executive Officer until 2006, when he was named Chairman of the Board for Realty Advisors. In December 2007, Realty Advisors merged with Grubb & Ellis Company and Mr. Thompson was named Chairman of the combined company, a position from which he resigned effective February 8, 2008. During his tenure, Mr. Thompson oversaw operations of two non-listed

REITS sponsored by these companies, NNN Healthcare/Office REIT, Inc. (now Healthcare Trust of America, Inc.) and NNN Apartment REIT, Inc. (now Grubb & Ellis Apartment REIT, Inc.) which at the time of his departure had acquired in excess of $600 million in commercial real estate properties. Mr. Thompson’s responsibilities included participating in (1) the oversight of day-to-day operations of the non-listed REITs, (2) the selection of real property and real estate related securities acquisitions and dispositions, (3) the structuring and negotiating of the terms of asset acquisitions and dispositions, (4) the selection of joint venture partners and monitoring these relationships, and (5) the oversight of the property managers, including the review and analysis of the operating budgets and leasing plans. Mr. Thompson is a member of the Sterling College Board of Trustees and various other community and charitable organizations. Mr. Thompson holds a Bachelor of Science degree in Economics from Sterling College in Sterling, Kansas. Mr. Thompson is a FINRA Series 1 and 24 registered representative of TNP Securities.

Our board of directors, excluding Mr. Thompson, has determined that Mr. Thompson’s extensive experience overseeing similar non-listed REITs, including the selection, negotiation, and management of investments in real estate and real estate related properties, as well as his status as a FINRA Series 1 and 24 registered representative, are all relevant experiences, attributes and skills that enable Mr. Thompson to effectively carry out his duties and responsibilities as director. Consequently, our board of directors has determined that Mr. Thompson is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Jack R. Maurer has served as the Vice Chairman of our board of directors and our President since September 2008. Mr. Maurer also serves as Vice Chairman-Partner of our sponsor, President of our advisor, and Chief Financial Officer of our dealer manager. Prior to joining our sponsor in April 2008, Mr. Maurer acted as a consultant with respect to the formation of our sponsor between January 2008 and April 2008. Mr. Maurer served from April 1998 to November 2007 as Senior Vice President — Office of the Chairman with Triple Net and Realty Advisors where Mr. Maurer gained experience in the management of the two non-listed REITs sponsored by these companies, NNN Healthcare/Office REIT, Inc. (now Healthcare Trust of America, Inc.) and NNN Apartment REIT, Inc. (now Grubb & Ellis Apartment REIT, Inc.) Mr. Maurer’s responsibilities included (1) formulating an investment strategy and asset allocation framework, (2) selecting real property and real estate related securities acquisitions and dispositions, (3) managing the REITs’ properties and other assets, and (4) providing research and economic and statistical data in connection with the REITs’ assets and investment opportunities. Mr. Maurer holds a Bachelor of Science degree in Accounting from California University at Northridge and was a Certified Public Accountant from 1973 to 2001. Mr. Maurer is a FINRA Series 7, 24, 27 and 63 registered representative of TNP Securities.

Our board of directors, excluding Mr. Maurer, has determined that Mr. Maurer’s extensive experience managing and consulting similar non-listed REITs, including the formulation of investment strategies and asset allocation frameworks and selection, negotiation, and management of investments in real and real estate related properties, as well as his status as a FINRA Series 7, 24, 27 and 63 registered representative, are all relevant experiences, attributes and skills that enable Mr. Maurer to effectively carry out his duties and responsibilities as a director. In addition, our board of directors believes that Mr. Maurer’s 28 years of experience as a certified public accountant adequately equip him to evaluate investments and investment strategies. Consequently, our board of directors has determined that Mr. Maurer is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Wendy J. Worcester has served as our Chief Financial Officer, Treasurer and Secretary since March 2009. She also serves as the Chief Financial Officer, Treasurer and Secretary of our advisor, Chief Administrative Officer of our sponsor, and Co-Chief Compliance Officer of our dealer manager. Prior to joining our sponsor in May 2008, Ms. Worcester served from April 2006 to April 2008 as a consultant for various start-up companies focusing on forecasting, planning, accounting, legal and fund raising. Ms. Worcester previously worked for Rent.com from September 1999 to March 2006 serving as the Chief Financial and Accounting Officer until its acquisition by eBay in 2005. As Chief Financial and Accounting Officer of Rent.com, Ms. Worcester was responsible for financial planning, forecasting, accounting, treasury and legal issues and teamed with the Chief Executive Officer and President to raise more than $30 million in capital. Prior to joining Rent.com, Ms. Worcester served as Director of Finance from March 1996 to September 1999 at JWT

Communications, as Assistant Vice President from July 1995 to March 1996 at Hawthorne Savings and as Tax Senior from September 1984 to September 1987 at Ernst & Young LLP. Ms. Worcester earned a Bachelor of Science degree in Business Administration with an emphasis in Accounting from the University of Southern California in Los Angeles, California. Ms. Worcester is a certified public accountant (inactive status) and a chartered financial analyst. She is a FINRA Series 7, 24, 27 and 63 registered representative of TNP Securities.

Arthur M. Friedman has served as one of our independent directors since March 2009. Mr. Friedman, a certified public accountant, has been an independent business and tax consultant since September 1995 and has served as the president of Arthur M. Friedman, C.P.A., Inc. since July 2002. Mr. Friedman served as a partner of Arthur Andersen from April 1968 until August 1995, during which time he served as Partner in Charge of the Andersen Tax Division of the Cleveland office from April 1972 to March 1976 and the Los Angeles office from April 1976 to March 1981, Managing Director of Tax Practice from March 1980 to February 1990 and Managing Director of the Partner Development Program from February 1993 to July 1995. He was also a member of the Andersen Board of Partners from August 1980 until July 1984, and August 1985 until March 1988. Mr. Friedman is a member of the American Institute of Certified Public Accountants, the California Society of Certified Public Accountants and the Illinois Bar Association. He has served as a member of the American Institute of Certified Public Accountants’ Tax Division and received the Dixon Memorial Award, the accounting profession’s highest award for tax service, in October 1998. Mr. Friedman also serves as director of PS Business Parks, Inc., a publicly traded real estate investment trust. Mr. Friedman earned a Bachelor of Business Administration degree from the University of Michigan, in Ann Arbor, Michigan and a Juris Doctorate degree from DePaul University School of Law in Chicago, Illinois.

Our board of directors, excluding Mr. Friedman, has determined that Mr. Friedman’s experience serving on the board of another REIT and his professional experience as a certified public accountant are relevant experiences, attributes and skills that make Mr. Friedman a valuable addition to the board of directors. In addition, the board of directors believes that Mr. Friedman, with his extensive experience as a certified public accountant, is well-equipped to serve as the financial expert and chair person of the Audit Committee. Consequently, our board of directors has determined that Mr. Friedman is a highly qualified candidate for directorship and should therefore continue to serve on the board of directors.

Jeffrey S. Rogers has served one of our independent directors since March 2009. Mr. Rogers has served as President, and Chief Operating Officer since February 2005 and as Chief Operating Officer between February 2004 and February 2005 of Integra Realty Resources, Inc., a commercial real estate valuation and counseling firm, where he overseas corporate operations, technology and software initiatives, and all aspects of financial reporting and audit procedures. Mr. Rogers also serves on the board of directors of Integra Realty Resources, Inc. and IRR Residential, LLC, an affiliate of Integra Realty Resources, Inc. Prior to joining Integra Realty Resources, Inc. in February 2004, Mr. Rogers worked from November 2002 to February 2004 as a consultant for Regeneration, LLC, a management consulting firm. Between September 1999 and November 2002, Mr. Rogers held various positions at ReturnBuy, Inc., a technology and software solutions company, including President of ReturnBuy Ventures, a division of ReturnBuy, Inc., between August 2001 and November 2002, Chief Financial Officer between September 1999 and August 2001 and member of the board of directors between September 1999 and August 2001. In January 2003, ReturnBuy, Inc. filed for Chapter 11 bankruptcy as part of a restructuring transaction in which it was acquired by Jabil Circuit, Inc. Mr. Rogers has also served on the Finance Committee of the Young Presidents Organization from March 2009 to March 2010 and will serve as Audit Committee Chairman beginning in July 2010. Mr. Rogers earned a Master of Business Administration degree from The Darden School, University of Virginia in Charlottesville, Virginia, a Juris Doctorate degree from Washington and Lee University School of Law in Lexington, Virginia and a Bachelor of Arts degree in Economics from the Washington and Lee University.

Our board of directors, excluding Mr. Rogers, has determined that Mr. Rogers’ previous leadership position with a commercial real estate valuation and counseling firm and his professional experience as an attorney are relevant experiences, attributes and skills that make Mr. Rogers a valuable addition to our board of directors. In addition, our board of directors believes that Mr. Rogers, with his extensive experience with financial reporting as a former Chief Financial Officer, is well-equipped to serve as a member of the Audit

Committee. Consequently, our board of directors has determined that Mr. Rogers is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Robert N. Ruth has served as one of our independent directors since March 2009. Mr. Ruth is President of The Ruth Group, a Los Angeles based company focused on value-added opportunities in office, industrial and retail projects. Prior to the founding of The Ruth Group in January 2007, Mr. Ruth was the Area President for the Trammell Crow Company based in Los Angeles, California from March 1998 to January 2007 where he was responsible for management of the company’s team of real estate professionals and for planning and growth. Prior to joining Trammell Crow Company, Mr. Ruth was a principal of Tooley & Company until the company was sold to Trammell Crow Company. At Tooley & Company, Mr. Ruth was responsible for acquiring, developing, managing and leasing projects throughout Southern California. Mr. Ruth is a Trustee of the Urban Land Institute (ULI), former Chairman of the ULI Awards Jury, former Chairman of the ULI Program Committee, former Executive Committee Board Member of the ULI and previously served on the Board of Directors of the Urban Land Foundation. He is a Trustee at the Los Angeles Zoo where he serves as the Audit and Finance Chairman and on the Executive Committee. In addition, he is active on the Board of Directors of both Los Angeles Family Housing (LAFH) and Building Owners Managers Association (BOMA). Mr. Ruth is also an active member of the Young Presidents Organization (YPO), where he previously served as a member of the Executive Committee and Chairman of the Bel Air Chapter. Mr. Ruth attended the University of Southern California in Los Angeles, California where he received a Bachelor of Science degree in the Business School with an emphasis on Real Estate Finance.

Our board of directors, excluding Mr. Ruth, has determined that Mr. Ruth’s experience with investing in office, industrial and retail projects for The Ruth Group, managing real estate professionals for Trammell Crow, and his previous board experience listed above are relevant experiences, attributes and skills that make Mr. Ruth a valuable addition to the board of directors and audit committee. Consequently, our board of directors has determined that Mr. Ruth is a highly qualified candidate for directorship and should therefore continue to serve as one of our directors.

Audit Committee

Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The current members of the audit committee are Arthur M. Friedman, Jeffrey S. Rogers and Robert N. Ruth. Mr. Friedman is the designated financial expert and the chairman of the audit committee.

Investment Committee

Our board of directors has delegated to the investment committee (1) certain responsibilities with respect to investment in specific investments proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis and recommend any changes to our board of directors. Our investment committee must at all times be comprised of a majority of independent directors. The investment committee is comprised of three directors, two of whom are independent directors. The current members of the investment committee are Anthony W. Thompson, Jeffrey S. Rogers and Robert N. Ruth, with Anthony W. Thompson serving as the chairman of the investment committee.

With respect to investments, the board of directors has delegated to the investment committee the authority to approve any investment for a purchase price, total project cost or sales price of up to 10% of the value of our net assets. The board of directors, including a majority of the independent directors, must approve all acquisitions, developments and dispositions for a purchase price, total project cost or sales price greater than 10% of the value of our net assets.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers, upon written request delivered to our principal executive office at the address listed on the cover page of this annual report.

Item 11.	Executive Compensation

Compensation of our Executive Officers

We currently have no employees. Our day-to-day management functions are performed by our advisor and its related affiliates. Our executive officers are all employees of our advisor and our sponsor. We do not pay any of these individuals for serving in their respective positions. See “Item 13 — Certain Relationships and Related Transactions and Director Independence” below for a discussion of fees paid to our advisor and its affiliated companies.

Compensation of our Directors

The following table sets forth the compensation paid to our directors in 2009:

	Fees Earned or	All Other
Name	Paid in Cash(1)	Compensation(2)	Total

Anthony W. Thompson	$—	$—	$—
Jack R. Maurer	—	—	—
Arthur M. Friedman	14,000	45,000	59,000
Jeffrey S. Rogers	14,000	45,000	59,000
Robert N. Ruth	13,000	45,000	58,000

(1)	The amounts shown in this column include payments for attendance at board of director and committee meetings and annual retainers and include amounts paid in the form of shares of our stock, as our directors may elect to receive their annual retainer in an equivalent value of shares of stock.

(2)	The amounts shown in this column reflect the aggregate fair value computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”).

We pay each of our independent directors an annual retainer of $30,000, plus $2,500 per in-person board meeting attended, $2,000 per in-person committee meeting attended and $1,000 for each telephonic meeting; provided, however, we do not pay an additional fee to our directors for attending a committee meeting when the committee meeting is held on the same day as a board meeting. We also pay the audit committee chairperson an additional annual retainer of $10,000 and reimburse all directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings. Each director may elect to receive the annual retainer in an equivalent value of shares of stock

We have reserved 2,000,000 shares of common stock for stock grants pursuant to our 2009 Long-Term Incentive Award Plan, which we refer to as the “incentive award plan.” On November 12, 2009, we granted 5,000 shares of restricted stock to each of our three independent directors pursuant to our incentive award plan. One-third of the restricted stock, or 1,667 shares, granted to each independent director immediately vested on the grant date.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our board of directors because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2009:

	Number of Securities		Number of Securities
	to be Issued Upon	Weighted-Average	Remaining Available
	Exercise of	Exercise Price of	for Future Issuance
	Outstanding Options,	Outstanding Options,	Under Equity
Plan Category	Warrants and Rights(1)	Warrants and Rights	Compensation Plans

Equity compensation plans approved by security holders:	—	$—	1,985,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A

Total	—	$—	1,985,000

(1)	On November 12, 2009, we granted 5,000 shares of restricted stock to each of our three independent directors pursuant to our incentive award plan. One-third of the restricted stock, or 1,667 shares, granted to each independent director becomes non-forfeitable on the grant date and one-third (1/3) of the remaining shares of restricted stock become non-forfeitable on each of the first two (2) anniversaries of the grant date.

The following table sets forth the beneficial ownership of our common stock as of March 26, 2010 for each person or group that holds more than 5.0% of our common stock, for each director and executive officer and for our directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares has sole voting and disposition power with regard to such shares.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 1900 Main Street, Suite 700, Irvine, California 92614.

	Number of Shares	Percent of All
Name of Beneficial Owner(1)	Beneficially Owned	Shares

Thompson National Properties, LLC(2)	22,222	2.5%
Anthony W. Thompson(2)	22,222	2.5%
David Graham Trust(3)	50,000	5.5%
Arthur M. Friedman	5,000	0.6%
Jeffrey S. Rogers	5,000	0.6%
Robert N. Ruth	5,000	0.6%
Jack R. Maurer	2,778	0.3%
Wendy J. Worcester	—	—
All directors and executive officers as a group	40,000	4.4%

(1)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)	Mr. Thompson is the managing member of Thompson National Properties, LLC and may be deemed to have beneficial ownership of the shares beneficially owned by Thompson National Properties, LLC.

(3)	The trustee is Phillip H. Graham and the trust’s address is 7107 Heathwood Court, Bethesda, MD, 20817.

Item 13. Certain Relationships and Related Transactions and Director Independence

The following describes all transactions and currently proposed transactions between us and any related person since January 1, 2009 in which more than $120,000 was or will be involved and such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Ownership Interests

On October 16, 2008, our sponsor, Thompson National Properties, LLC, purchased 22,222 shares of our common stock for an aggregate purchase price of $200,000 and was admitted as our initial stockholder. In September 2008, we formed our operating partnership. On December 31, 2008, TNP Strategic Retail OP Holdings, LLC, or TNP OP Holdings, and our advisor each made initial capital contributions to our operating partnership of $1,000 each.

As of December 31, 2009, our advisor owned 100% of the outstanding limited partnership interest in our operating partnership and TNP OP Holdings owned 100% of the special units issued by our operating partnership. We are the sole general partner of the operating partnership. TNP OP Holdings’ ownership interest of the special units entitles it to a subordinated participation and it will be entitled to receive (1) 15% of specified distributions made upon the disposition of our operating partnership’s assets, and (2) a one time payment, in the form of shares of our common stock or a promissory note, in conjunction with the redemption of the special units upon the occurrence of certain liquidity events or upon the occurrence of certain events that result in a termination or non-renewal of our advisory agreement, but in each case only after the other holders of our operating partnership’s units, including us, have received (or have been deemed to have received), in the aggregate, cumulative distributions equal to their capital contributions plus a 10.0% cumulative non-compounded annual pre-tax return on their net contributions. As the holder of special units, TNP OP Holdings will not be entitled to receive any other distributions.

We have not paid any distributions to TNP OP Holdings pursuant to its subordinated participation interest.

Our Relationships with our Advisor and our Sponsor

TNP Strategic Retail Advisor, LLC is our advisor and, as such, supervises and manages our day-to-day operations and selects our real property investments and real estate-related investments, subject to the oversight by our board of directors. Our advisor also provides marketing, sales and client services on our behalf. Our advisor was formed in September 2008 and is indirectly owned by our sponsor. Mr. Thompson, our Chairman of the Board and Chief Executive Officer also serves as the Chief Executive Officer of our sponsor and our advisor. All of our other officers and directors, other than our independent directors, are officers of our advisor and officers, limited partners and/or members of our sponsor and other affiliates of our advisor.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our advisory agreement, we pay our advisor the fees described below.

•	We pay our advisor an acquisition fee of 2.5% of (1) the cost of an investment acquired directly or (2) our allocable cost of real property acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. With respect to investments in and origination of real estate-related loans, we will pay an origination fee to our advisor in lieu of an acquisition fee. For the year ended December 31, 2009, we paid our advisor $202,000 in acquisition fees related to our investments.

•	We pay our advisor an origination fee of 2.5% of the amount funded by us to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt we use to fund the acquisition or origination of the real estate-related loans. We will not pay an acquisition fee with respect to such real estate-related loans. For the year ended December 31, 2009, we did not pay our advisor any origination fees related to our investments.

•	We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.6% of the sum of the aggregate cost of all assets we own and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments; provided, however, that our advisor will not be paid the asset management fee until our funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to our stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for our stockholders. For the year ended December 31, 2009, we incurred an asset management fee payable to our advisor of $9,000 which is included in amounts due to affiliates.

•	We pay our advisor a disposition fee of 50% of a customary and competitive real estate sales commission not to exceed 3.0% of the contract sales price of each property sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of real property. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2009, we did not pay our advisor any disposition fees.

In addition to the fees we pay to our advisor pursuant to the advisory agreement, we also reimburse our advisor for the costs and expenses described below, subject to the limitations described below under the heading “2%/25% Guidelines”:

•	We reimburse our advisor and its affiliates for organization and offering expenses which include selling commissions and the dealer manager fees we pay to our dealer manager and amounts we reimburse our advisor for actual legal, accounting, printing and other accountable organization and offering expenses. We will not reimburse our advisor or its affiliates for organization and offering expenses (excluding selling commissions and dealer manager fees) that exceed 3.0% of gross offering proceeds from our public offering. For the year ended December 31, 2009, we paid our advisor $128,000 for the reimbursement of organization and offering expenses. As of December 31, 2009, our advisor had paid $1,579,000 of organization and offering costs on our behalf (of which $122,000 are offering expenses that are recorded as a reduction to equity, $32,000 are organizational expenses that are recorded in general and administrative expense, and $1,425,000 recorded as deferred organization and offering costs and in amounts due to affiliates as the amount of organization and offering costs has exceeded 3% of gross offering proceeds) and $388,000 of other costs incurred prior to commencement of operations.

•	We reimburse our advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor is entitled to an acquisition, origination or disposition fee. For the year ended December 31, 2009, we paid our advisor $17,500 for administrative services.

2%/25% Guidelines

As described above, our advisor and its affiliates are entitled to reimbursement of actual expenses incurred for administrative and other services provided to us for which they do not otherwise receive a fee. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for “total operating expenses” that for the four consecutive fiscal quarters then ended, or the Expense Year, exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the 2%/25% Guidelines, and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the previous Expense Year.

“Total operating expenses” means all costs and expenses paid or incurred by us, as determined under GAAP, that are in any way related to our operation or to corporate business, including advisory fees, but excluding (1) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of the shares, (2) interest payments, (3) taxes, (4) non-cash expenditures such as depreciation, amortization and bad debt reserves, (5) incentive fees; (6) acquisition fees and acquisition expenses, (7) real estate commissions on the sale of property, and (8) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair, and improvement of property).

Our “average invested assets” for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our “net income” for any period is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all costs and expenses incurred by us under generally accepted accounting principles (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to our advisor’s subordinated participation interest in the operating partnership.

Our advisor must reimburse the excess expenses to us during the fiscal quarter following the end of the Expense Year unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. If the independent directors determine that the excess expenses were justified, we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in making such a determination. However, at the option of our advisor, our advisor or its affiliate, as applicable, may defer receipt of any portion of the asset management fee or reimbursement of expenses and elect to receive such payments, without interest, in any subsequent fiscal year that our advisor designates. In accordance with the advisory agreement, we will recognize on a quarterly basis amounts not exceeding the 2%/25% Guidelines; however, we cannot yet evaluate whether our operating expenses have exceeded the 2%/25% Guidelines because we have only been conducting our operations since November 2009.

Our advisory agreement has a one-year term expiring August 7, 2010, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the advisory agreement without penalty upon 60 days’ written notice. If we terminate the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees.

Selling Commissions and Fees Paid to our Dealer Manager

The dealer manager for our offering of common stock is TNP Securities, a wholly owned subsidiary of our sponsor. Our dealer manager is a licensed broker-dealer registered with the Financial Industry Regulatory Authority, Inc., or FINRA. As the dealer manager for the offering, TNP Securities is entitled to certain selling commissions, dealer manager fees and reimbursements relating to the offering. Our dealer manager agreement with TNP Securities provides for the following compensation:

•	We will pay our dealer manager selling commissions of up to 7.0% of the gross offering proceeds from the sale of our shares in our offering, all of which may be reallowed to participating broker-dealers. From August 7, 2009, the date the SEC declared our offering effective, through December 31, 2009, we incurred selling commissions of $293,000 to our dealer manager, of which approximately 99% was reallowed to participating broker dealers, net of discounts.

•	We will pay our dealer manager a dealer manager fee of 3.0% of the gross offering proceeds from the sale of our shares in the primary offering, a portion of which may be reallowed to participating broker-dealers. From August 7, 2009, the date the SEC declared our offering effective, through December 31, 2009, we incurred dealer manager fees of $127,000 to our dealer manager, of which approximately 50% was reallowed to participating broker dealers, net of discounts.

•	We will reimburse the dealer manager and participating broker-dealers for bona fide due diligence expenses that are included in a detailed and itemized invoice. These due diligence expenses will not include legal fees or expenses or out-of-pocket expenses incurred in connection with soliciting broker-dealers to participate in this offering. We will also reimburse our dealer manager for legal fees and expenses, travel, food and lodging for employees of the dealer manager, sponsor training and education meetings, attendance fees and expense reimbursements for broker-dealer sponsored conferences, attendance fees and expenses for industry sponsored conferences, and informational seminars, subject to the limitations included in our dealer manager agreement. From August 7, 2009, the date the SEC declared our offering effective, through December 31, 2009, we reimbursed our dealer manager for $0 of such expenses.

Conflict Resolution Procedures

As discussed above, we are subject to potential conflicts of interest arising out of our relationship with our advisor and its affiliates. These conflicts may relate to compensation arrangements, the allocation of investment opportunities, the terms and conditions on which various transactions might be entered into by us and our advisor or its affiliates and other situations in which our interests may differ from those of our advisor or its affiliates. We have adopted the procedures set forth below to address these potential conflicts of interest.

Priority Allocation of Investment Opportunities

Pursuant to our advisory agreement, our advisor has agreed that we will have the first opportunity to acquire any investment in an income-producing retail property identified by our sponsor or advisor that meet our investment criteria, for which we have sufficient uninvested funds. With respect to potential non-retail property investments, in the event that an investment opportunity becomes available that is suitable, under all of the factors considered by our advisor, for both us and our sponsor or its affiliates, and for which more than one of these entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. Our advisor will make this determination in good faith. Our board of directors, including the independent directors, has a duty to ensure that the method used by our advisor for the allocation of the acquisition of real estate assets by two or more affiliated programs seeking to acquire similar types of real estate assets is reasonable and is applied fairly to us.

Independent Directors

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by the board of directors or our advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the advisory agreement and the property management agreement, and the agreement with our dealer manager;

•	transactions with affiliates, including our directors and officers;

•	awards under our long-term incentive plan; and

•	pursuit of a potential liquidity event.

Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both the board of directors and the independent directors.

Compensation Involving Our Advisor and its Affiliates

The independent directors will evaluate at least annually whether the compensation that we contract to pay to our advisor and its affiliates is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. The independent directors will supervise the performance of our advisor and its affiliates and the compensation we pay to them to determine that the provisions of our compensation arrangements are being performed appropriately. This evaluation will be based on the factors set forth below as well as any other factors deemed relevant by the independent directors:

•	the quality and extent of the services and advice furnished by our advisor;

•	the amount of fees paid to our advisor in relation to the size, composition and performance of our investments;

•	the success of our advisor in generating investment opportunities that meet our investment objectives;

•	rates charged to other externally advised REITs and similar investors by advisors performing similar services;

•	additional revenues realized by our advisor and its affiliates through their relationship with us, whether we pay them or they are paid by others with whom we do business;

•	the performance of our investments, including income, conservation and appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and

•	the quality of our investments relative to the investments generated by our advisor for its own account.

The independent directors shall record these factors in the minutes of the meetings at which they make such evaluations.

Acquisitions, Leases and Sales Involving Affiliates

We will not acquire or lease properties in which our advisor or its affiliates or any of our directors has an interest without a determination by a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the asset to our advisor or its affiliates or such director unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any property at an amount in excess of its appraised value. We will not sell or lease properties to our advisor or its affiliates or to our directors unless a majority of the directors (including a majority of the independent directors) not otherwise interested in the transaction determine the transaction is fair and reasonable to us.

Mortgage Loans Involving Affiliates

Our charter prohibits us from investing in or making mortgage loans, including when the transaction is with our advisor or our directors or any of their affiliates, unless an independent expert appraises the underlying property. We must keep the appraisal for at least five years and make it available for inspection and duplication by any of our stockholders. In addition, we must obtain a mortgagee’s or owner’s title insurance policy or commitment as to the priority of the mortgage or the condition of the title. Our charter prohibits us from making or investing in any mortgage loans that are subordinate to any lien or other indebtedness of our advisor, our directors or any of their affiliates.

Issuance of Options and Warrants to Certain Affiliates

Our charter prohibits the issuance of options or warrants to purchase our common stock to our advisor, our directors or any of their affiliates (1) on terms more favorable than we would offer such options or warrants to unaffiliated third parties or (2) in excess of an amount equal to 10.0% of our outstanding common stock on the date of grant.

Repurchase of Shares of Common Stock

Our charter prohibits us from paying a fee to our advisor or our directors or any of their affiliates in connection with our repurchase or redemption of our common stock.

Loans and Expense Reimbursements Involving Affiliates

We will not make any loans to our advisor or our directors or any of their affiliates except mortgage loans for which an appraisal is obtained from an independent appraiser. In addition, we will not borrow from these persons unless a majority of directors (including a majority of independent directors) not otherwise interested in the transaction approve the transaction as being fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by the board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or officers or our advisor or its affiliates.

In addition, our directors and officers and our advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner, subject to the limitation on reimbursement of operating expenses to the extent that they exceed the 2%/25% Guidelines.

Director Independence

We have a five-member board of directors. Two of our directors, Anthony W. Thompson and Jack R. Maurer, are affiliated with our sponsor and its affiliates, and we do not consider them to be independent directors. The three remaining directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts.

Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (i) ownership of an interest in the sponsor, the advisor, or any of their affiliates, other than us; (ii) employment by the sponsor, the advisor, or any of their affiliates; (iii) service as an officer or director of the sponsor, the advisor, or any of their affiliates, other than as one of our directors; (iv) performance of services, other than as a director, for the corporation; (v) service as a director or trustee of more than three real estate investment trusts organized by the sponsor or advised by the advisor; or (vi) maintenance of a material business or professional relationship with the sponsor, the advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. None of our independent directors face conflicts of interest because of affiliations with other programs sponsored by our sponsor and its affiliates.

Item 14.	Principal Accountant Fees and Services

Independent Auditors

The Audit Committee preapproves all auditing services and permitted nonaudit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for nonaudit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. On October 27, 2009, we announced our decision to replace Deloitte & Touch LLP, or Deloitte, with KPMG LLP, or KPMG, as our independent registered public accounting firm. The Audit Committee reviewed the audit and nonaudit services performed by KPMG, and previously by Deloitte, as well as the fees charged by for such services. In its review of the nonaudit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of KPMG and Deloitte. The aggregate fees billed to us for professional accounting services, including the audit of our financial statements by KPMG for the year ended December 31, 2009 and by Deloitte for the period from September 18, 2008 (date of inception) to December 31, 2008, and the percentage of non-audit fees that were preapproved by the audit committee, are set forth in the table below.

	2009		2008
		Percentage of		Percentage of
		Services Approved		Services Approved
	Fees(1)	by Audit Committee	Fees(2)	by Audit Committee

Audit fees	$117,000	100%	$27,000	100%
Audit-related fees	—	—	—	—
Tax fees	—	—	11,000	100%
All other fees	—	—	—	—

Total	$117,000		$38,000

(1)	Of the $117,000 in audit fees in 2009, $70,000 relate to services performed by KPMG and $47,000 relate to services performed by Deloitte.

(2)	All audit and tax fees in 2008 relate to services performed by Deloitte.

For purposes of the preceding table, KPMG and Deloitte’s professional fees are classified as follows:

•	Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by KPMG and Deloitte in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•	Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•	Tax fees — These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees — These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1.	Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the year ended December 31, 2009 and for the Period from September 18, 2008 (date of inception) through December 31, 2008

Consolidated Statements of Equity for the year ended December 31, 2009 and for the Period from September 18, 2008 (date of inception) through December 31, 2008

Consolidated Statements of Cash Flows for the year ended December 31, 2009 and for the Period from September 18, 2008 (date of inception) through December 31, 2008

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule III — Real Estate Assets and Accumulated Depreciation and Amortization

All other schedules have been omitted as the required information is either not material, inapplicable or the information is presented in the financial statements or related notes.

(b)	Exhibits

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
3.2	Bylaws of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
4.1	Form of Subscription Agreement (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).
4.2	TNP Strategic Retail Trust, Inc. Distribution Reinvestment Plan (included as Appendix D to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).
10.1	Escrow Agreement among TNP Strategic Retail Trust, Inc., TNP Securities, LLC and CommerceWest Bank, N.A. (filed as Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.2	Advisory Agreement among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.3	Limited Partnership Agreement of TNP Strategic Retail Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.4	TNP Strategic Retail Trust, Inc. 2009 Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.5	TNP Strategic Retail Trust, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.6	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.7	Purchase and Sale Agreement (relating to the acquisition of the Moreno Marketplace), dated September 22, 2009, by and between Moreno Marketplace, LLC and Bill and John Skeffington (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 24, 2009).
10.8	Assignment of Purchase and Sale Agreement (relating to the acquisition of the Moreno Marketplace), dated October 21, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 24, 2009).
10.9	Assignment of Purchase and Sale Agreement (relating to the acquisition of the Moreno Marketplace), dated November 9, 2009 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 24, 2009).
10.10	Promissory Note between TNP SRT Moreno Marketplace, LLC and KeyBank National Association, dated November 12, 2009 (filed as Exhibit 10.9 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.11	Subordinated Convertible Promissory Note between TNP SRT Moreno Marketplace, LLC and Moreno Retail Partners, LLC, dated November 18, 2009 (filed as Exhibit 10.10 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.12	Guaranty, dated November 12, 2009, by and between TNP Strategic Retail Trust, Inc. and Anthony W. Thompson, for the benefit of KeyBank National Association (filed as Exhibit 10.11 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.13	Environmental Indemnity Agreement, dated November 12, 2009, by and among TNP SRT Moreno Marketplace, LLC, TNP Strategic Retail Trust, Inc., Moreno Retail Partners, LLC, John Skeffington, William Skeffington and KeyBank National Association (filed as Exhibit 10.12 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.14	Reimbursement and Fee Agreement, dated November 20, 2009, by and among TNP SRT Moreno Marketplace, LLC, TNP Strategic Retail Trust, Inc. and Anthony W. Thompson (filed as Exhibit 10.13 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.15	Revolving Credit Agreement, dated November 12, 2009, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc. and KeyBank National Association (filed as Exhibit 10.14 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.16	Revolving Credit Note of TNP Strategic Retail Operating Partnership, LP, dated November 12, 2009, in favor of KeyBank National Association (filed as Exhibit 10.15 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.17	Guaranty Agreement, dated November 12, 2009, by and among TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC and Anthony W. Thompson, for the benefit of KeyBank National Association (filed as Exhibit 10.16 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.18	Pledge and Security Agreement, dated November 12, 2009, by and between TNP Strategic Retail Trust, Inc. and KeyBank National Association (filed as Exhibit 10.17 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.19	Pledge and Security Agreement, dated November 12, 2009, by and between TNP Strategic Retail Operating Partnership, LP and KeyBank National Association (filed as Exhibit 10.18 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.20	Reimbursement Agreement, dated November 12, 2009, by and between TNP Strategic Retail Operating Partnership, LP and Anthony W. Thompson (filed as Exhibit 10.19 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.21	Reimbursement and Fee Agreement, dated November 12, 2009, by and between TNP Strategic Retail Operating Partnership, LP and Thompson National Properties, LLC (filed as Exhibit 10.20 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.22	Agreement for Purchase and Sale and Joint Escrow Instructions, dated July 13, 2009, by and between West Oahu Mall Associates, LLC and TNP Acquisitions, LLC.
10.23	Assignment and Assumption Agreement, dated December 14, 2009, by and between TNP Acquisitions, LLC and TNP SRT Waianae Mall, LLC.
10.24	First Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 22, 2009, by and among West Oahu Mall Associates, LLC, TNP Acquisitions, LLC and Title Guaranty Escrow Services, Inc.
10.25	Second Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 13, 2009, by and among West Oahu Mall Associates, LLC, TNP Acquisitions, LLC and Title Guaranty Escrow Services, Inc.
10.26	Third Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2009, by and among West Oahu Mall Associates, LLC, TNP Acquisitions, LLC and Title Guaranty Escrow Services, Inc.
10.27	Tenth Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated March 10, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc.
21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy materials to its stockholders. The registrant will furnish each stockholder with an annual report within 120 days following the close of each fiscal year. We will furnish copies of such report and proxy materials to the Securities and Exchange Commission when they are sent to stockholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TNP STRATEGIC RETAIL TRUST, INC.

By:	/s/ Anthony W. Thompson
Anthony W. Thompson
Chairman of the Board and Chief Executive Officer

Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Anthony W. Thompson Anthony W. Thompson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ Jack R. Maurer Jack R. Maurer	Vice Chairman of the Board and President	March 31, 2010

/s/ Wendy J. Worcester Wendy J. Worcester	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 31, 2010

/s/ Arthur M. Friedman Arthur M. Friedman	Director	March 31, 2010

/s/ Jeffrey S. Rogers Jeffrey S. Rogers	Director	March 29, 2010

/s/ Robert N. Ruth Robert N. Ruth	Director	March 29, 2010

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
3.2	Bylaws of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
4.1	Form of Subscription Agreement (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).
4.2	TNP Strategic Retail Trust, Inc. Distribution Reinvestment Plan (included as Appendix D to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).
10.1	Escrow Agreement among TNP Strategic Retail Trust, Inc., TNP Securities, LLC and CommerceWest Bank, N.A.(filed as Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.2	Advisory Agreement among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.3	Limited Partnership Agreement of TNP Strategic Retail Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.4	TNP Strategic Retail Trust, Inc. 2009 Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.5	TNP Strategic Retail Trust, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.6	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.7	Purchase and Sale Agreement (relating to the acquisition of the Moreno Marketplace), dated September 22, 2009, by and between Moreno Marketplace, LLC and Bill and John Skeffington (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 24, 2009).
10.8	Assignment of Purchase and Sale Agreement (relating to the acquisition of the Moreno Marketplace), dated October 21, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 24, 2009).
10.9	Assignment of Purchase and Sale Agreement (relating to the acquisition of the Moreno Marketplace), dated November 9, 2009 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 24, 2009).
10.10	Promissory Note between TNP SRT Moreno Marketplace, LLC and KeyBank National Association, dated November 12, 2009 (filed as Exhibit 10.9 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.11	Subordinated Convertible Promissory Note between TNP SRT Moreno Marketplace, LLC and Moreno Retail Partners, LLC, dated November 19, 2009 (filed as Exhibit 10.10 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.12	Guaranty, dated November 12, 2009, by and between TNP Strategic Retail Trust, Inc. and Anthony W. Thompson, for the benefit of KeyBank National Association (filed as Exhibit 10.11 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.13	Environmental Indemnity Agreement, dated November 12, 2009, by and among TNP SRT Moreno Marketplace, LLC, TNP Strategic Retail Trust, Inc., Moreno Retail Partners, LLC, John Skeffington, William Skeffington and KeyBank National Association (filed as Exhibit 10.12 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.14	Reimbursement and Fee Agreement, dated November 20, 2009, by and among TNP SRT Moreno Marketplace, LLC, TNP Strategic Retail Trust, Inc. and Anthony W. Thompson (filed as Exhibit 10.13 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.15	Revolving Credit Agreement, dated November 12, 2009, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc. and KeyBank National Association (filed as Exhibit 10.14 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.16	Revolving Credit Note of TNP Strategic Retail Operating Partnership, LP, dated November 12, 2009, in favor of KeyBank National Association (filed as Exhibit 10.15 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.17	Guaranty Agreement, dated November 12, 2009, by and among TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC and Anthony W. Thompson, for the benefit of KeyBank National Association (filed as Exhibit 10.16 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.18	Pledge and Security Agreement, dated November 12, 2009, by and between TNP Strategic Retail Trust, Inc. and KeyBank National Association (filed as Exhibit 10.17 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.19	Pledge and Security Agreement, dated November 12, 2009, by and between TNP Strategic Retail Operating Partnership, LP and KeyBank National Association (filed as Exhibit 10.18 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.20	Reimbursement Agreement, dated November 12, 2009, by and between TNP Strategic Retail Operating Partnership, LP and Anthony W. Thompson (filed as Exhibit 10.19 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.21	Reimbursement and Fee Agreement, dated November 12, 2009, by and between TNP Strategic Retail Operating Partnership, LP and Thompson National Properties, LLC (filed as Exhibit 10.20 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.22	Agreement for Purchase and Sale and Joint Escrow Instructions, dated July 13, 2009, by and between West Oahu Mall Associates, LLC and TNP Acquisitions, LLC.
10.23	Assignment and Assumption Agreement, dated December 14, 2009, by and between TNP Acquisitions, LLC and TNP SRT Waianae Mall, LLC.
10.24	First Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 22, 2009, by and among West Oahu Mall Associates, LLC, TNP Acquisitions, LLC and Title Guaranty Escrow Services, Inc.
10.25	Second Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 13, 2009, by and among West Oahu Mall Associates, LLC, TNP Acquisitions, LLC and Title Guaranty Escrow Services, Inc.
10.26	Third Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2009, by and among West Oahu Mall Associates, LLC, TNP Acquisitions, LLC and Title Guaranty Escrow Services, Inc.
10.27	Tenth Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated March 10, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc.

21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Index to Consolidated Financial Statements

Page
Number

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the year ended December 31, 2009 and for the Period from September 18, 2008 (date of inception) through December 31, 2008	F-4
Consolidated Statements of Equity for the year ended December 31, 2009 and for the Period from September 18, 2008 (date of inception) through December 31, 2008	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2009 and for the Period from September 18, 2008 (date of inception) through December 31, 2008	F-6
Notes to Consolidated Financial Statements	F-7
Schedule III — Real Estate Assets and Accumulated Depreciation and Amortization	F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
TNP Strategic Retail Trust, Inc.:

We have audited the accompanying consolidated balance sheets of TNP Strategic Retail Trust, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2009 and for the period from September 18, 2008 (date of inception) through December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule III. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Strategic Retail Trust, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the year ended December 31, 2009 and for the period from September 18, 2008 (date of inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles. Additionally, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Irvine, California
March 31, 2010

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$1,106,000	$201,000
Prepaid expenses and other assets	360,000	—
Accounts receivable	11,000	1,000
Investments in real estate
Land	3,080,000	—
Building and improvements	6,124,000	—
Tenant improvements	656,000	—

	9,860,000	—

Accumulated depreciation	(28,000)	—

Total investments in real estate, net	9,832,000	—

Acquired lease intangibles, net	2,617,000	—

Deferred costs
Organization and offering	1,425,000	—
Financing fees, net	254,000	—

Total deferred costs, net	1,679,000	—

Total	$15,605,000	$202,000

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable and accrued expenses	$326,000	$—
Amounts due to affiliates	1,489,000	—
Other liabilities	142,000	—
Notes payable	10,490,000	—

Total liabilities	12,447,000	—

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized; 524,752 issued and outstanding at December 31, 2009, 22,222 issued and outstanding at December 31, 2008	5,000	—
Additional paid-in capital	4,512,000	200,000
Accumulated deficit	(1,361,000)	—

Total stockholders’ equity	3,156,000	200,000

Noncontrolling interest	2,000	2,000

Total equity	3,158,000	202,000

TOTAL	$15,605,000	$202,000

See accompanying notes to consolidated financial statements

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Period from
		September 18,
		2008
		(date of inception)
	Year Ended	through
	December 31,	December 31,
	2009	2008

Revenue:
Rental	$140,000	$—
Other	5,000	—

	145,000	—
Expense:
General and administrative	660,000	—
Acquisition expenses	408,000	—
Operating and maintenance	114,000	—
Depreciation and amortization	46,000	—

	1,228,000	—

Loss before other income (expenses)	(1,083,000)	—
Other income and expense:
Interest income	2,000	—
Interest expense	(119,000)	—
Other expense	(130,000)	—

Net loss	$(1,330,000)	$—

Net loss per share — basic and diluted	$(19.17)	$—
Weighted average number of common shares outstanding — basic and diluted	71,478	22,222
Distributions declared ($0.11 per share)	$31,000	$—

See accompanying notes to consolidated financial statements

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Number	Par	Additional Paid-In	Accumulated	Stockholders’	Non-controlling
	of Shares	Value	Capital	Deficit	Equity	Interest	Total Equity

BALANCE — September 18, 2008 (date of inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,222	—	200,000	—	200,000	—	200,000
Contributions from non-controlling interest	—	—	—	—	—	2,000	2,000

BALANCE — December 31, 2008	22,222	—	200,000	—	200,000	2,000	202,000
Issuance of common stock	486,815	5,000	4,797,000	—	4,802,000	—	4,802,000
Offering costs	—	—	(542,000)	—	(542,000)	—	(542,000)
Issuance of vested and non-vested restricted common stock	15,000	—	135,000	—	135,000	—	135,000
Deferred stock compensation	—	—	(85,000)	—	(85,000)	—	(85,000)
Issuance of common stock under DRIP	715	—	7,000	—	7,000	—	7,000
Distributions	—	—	—	(31,000)	(31,000)	—	(31,000)
Net loss	—	—	—	(1,330,000)	(1,330,000)	—	(1,330,000)

BALANCE — December 31, 2009	524,752	$5,000	$4,512,000	$(1,361,000)	$3,156,000	$2,000	$3,158,000

See accompanying notes to consolidated financial statements

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period from
		September 18,
		2008
		(date of inception)
	Year Ended	through
	December 31,	December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,330,000)	$—
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	39,000	—
Depreciation and amortization	46,000	—
Stock based compensation,	50,000	—
Amortization of above market leases	4,000	—
Changes in assets and liabilities:
Accounts receivable	(10,000)	(1,000)
Amounts due to affiliates	64,000	—
Prepaid expenses and other assets	(360,000)	—
Accounts payable and accrued expenses	308,000	—
Other liabilities	142,000	—

Net cash used in operating activities	(1,047,000)	(1,000)

Cash flows from investing activities:
Investments in real estate	(9,861,000)	—
Acquired lease intangibles	(2,639,000)	—

Net cash used in investing activities	(12,500,000)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	4,802,000	200,000
Distributions	(6,000)	—
Contributions from noncontrolling interests	—	2,000
Payment of offering costs	(542,000)	—
Proceeds from notes and loan payables	11,126,000	—
Repayment of notes and loan payable	(636,000)	—
Payment of deferred financing costs	(292,000)	—

Net cash provided by financing activities	14,452,000	202,000

Net increase in cash	905,000	201,000
Cash and cash equivalents — Beginning of the period	201,000	—

Cash and cash equivalents — End of the period	$1,106,000	$201,000

Supplemental disclosure of non-cash financing activities:
Deferred organization and offering costs due to affiliates	$1,425,000	$—
Issuance of common stock under the DRIP	$7,000	$—
Distributions declared but not paid	$18,000	$—
Cash paid for interest	$22,000	$—

See accompanying notes to consolidated financial statements

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

1.	Organization

TNP Strategic Retail Trust, Inc. (the “Company”) was formed on September 18, 2008, as a Maryland corporation and believes it qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company was organized primarily to acquire income-producing retail properties located in the Western United States, real estate-related assets and other real estate assets. As discussed in Note 4, the Company sold stock to Thompson National Properties, LLC (“Sponsor”) on October 16, 2008. The Company’s fiscal year end is December 31.

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock pursuant to its distribution reinvestment plan. On August 7, 2009, the SEC declared the offering effective and the Company commenced its initial public offering. The Company is offering shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to its distribution reinvestment plan at a price of $9.50 per share. Pursuant to the terms of the Company’s initial public offering, the Company was required to deposit all subscription proceeds in escrow pursuant to the terms of an escrow agreement with CommerceWest Bank, N.A. until the Company received subscriptions aggregating at least $2,000,000. On November 12, 2009, the Company achieved the minimum offering amount of $2,000,000 and offering proceeds were released to the Company from the escrow account. As of December 31, 2009, the Company had accepted investors’ subscriptions for, and issued, including shares through the distribution reinvestment plan, 509,752 shares of the Company’s common stock, resulting in gross offering proceeds of $5,009,000.

The Company intends to use the net proceeds from its public offering primarily to acquire retail properties. The Company may also make or acquire first mortgages or second mortgages, mezzanine loans, preferred equity investments and investments in common stock of private real estate companies and publicly traded real estate investment trusts, in each case provided that the underlying real estate meets the Company’s criteria for direct investment. The Company may also invest in any real properties or other real estate-related assets that, in the opinion of the Company’s board of directors, meets the Company’s investment objectives. As of December 31, 2009, the Company, through wholly owned subsidiaries, had acquired one multi-tenant retail property encompassing approximately 78,743 rentable square feet (see Note 3, Real Estate).

On August 13, 2009, the Company’s board of directors approved a monthly cash distribution of $0.05625 per common share, which represents an annualized distribution of $0.675 per share. The commencement of the distribution was subject to the Company having achieved minimum offering proceeds of $2,000,000, the sale of a sufficient number of shares in the Company’s public offering to finance an asset acquisition and the Company’s identification and completion of an asset acquisition. On November 12, 2009, the Company achieved the minimum offering amount $2,000,000, and on November 19, 2009 the Company completed its first asset acquisition. As of December 31, 2009, the Company had paid an aggregate of $7,000 in distributions to the Company’s stockholders.

The Company’s advisor is TNP Strategic Retail Advisor, LLC (“Advisor”), a Delaware limited liability company. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

The Company is the sole general partner of its operating partnership, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership (the “OP”), and as of December 31, 2009 and 2008, the Company owned 99.8% and 95.7%, respectively, of the limited partnership interest in the OP. As of December 31, 2009 and 2008, Advisor owned a 0.2% and 4.3%, respectively, limited partnership interest in

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the OP and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP OP”), is a special limited partner in the OP.

Substantially all of the Company’s business will be conducted through the OP. The initial limited partners of the OP are Advisor and TNP OP. Advisor has invested $1,000 in the OP in exchange for common units and TNP OP has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds of the offering to the OP as a capital contribution. The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the OP being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

2.	Summary of Significant Accounting Policies

Consolidation

The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries, the OP, TNP Moreno Marketplace, LLC, and TNP Waianae Mall, LLC. All intercompany profits, balances and transactions are eliminated in consolidation.

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

Allocation of Real Property Purchase Price

The Company accounts for all acquisitions in accordance with GAAP. The Company first determines the value of the land and buildings utilizing an “as if vacant” methodology. The Company then assigns a fair value to any debt assumed at acquisition. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date prorated over the remaining lease terms. The tenant improvements are classified as an asset under real estate investments and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in the Company’s markets; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases are recorded in acquired lease intangibles and amortized over the remaining lease term. Above or below market leases are classified in

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

acquired lease intangibles, net or in other liabilities, depending on whether the contractual terms are above or below market. Above market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

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

Maintenance and repair expenses are charged to operations as incurred. Costs for major replacements and betterments, which include heating, ventilating, and air conditioning equipment, roofs, and parking lots, are capitalized and depreciated over their estimated useful lives. Gains and losses are recognized upon disposal or retirement of the related assets and are reflected in earnings.

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Years

Buildings and improvements	5-45 years
Exterior improvements	10-20 years
Equipment and fixtures	5-10 years

Revenue Recognition

The Company recognizes rental income on a straight-line basis over the term of each lease. Rental income recognition commences when the tenant takes possession or controls the physical use of the leased space. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements will be recorded as deferred rent receivable and will be included as a component of accounts receivable in the accompanying consolidated balance sheets. The Company anticipates

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate taxes and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. Lease payments that depend on a factor that does not exist or is not measurable at the inception of the lease, such as future sales volume, would be contingent rentals in their entirety and, accordingly, would be excluded from minimum lease payments and included in the determination of income as they are earned.

Valuation of Accounts Receivable

The Company has taken into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history and financial strength of the tenant, which taken as a whole determines the valuation.

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

Organization and Offering Costs

Organization and offering costs of the Company (other than selling commissions and the dealer manager fee) are initially being paid by the Advisor and its affiliates on the Company’s behalf. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Pursuant to the advisory agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs associated with the Company’s initial public offering, provided that Advisor is obligated to reimburse the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by the Company exceed 3.0% of the gross offering proceeds from the Company’s initial public offering. Any such reimbursement will not exceed actual expenses incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on November 12, 2009, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs.

All offering costs, including sales commissions and dealer manager fees are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse the Advisor.

As of December 31, 2009, organization and offering costs incurred by the Advisor on the Company’s behalf were $1,579,000. Such costs are payable by the Company to the extent that organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3% of the gross proceeds of the Company’s initial public offering. As of December 31, 2009, the Company’s organization and other offering costs did exceed 3% of the gross proceeds of our initial public offering, thus the amount in excess of 3% is deferred.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ended December 31, 2009. The Company believes that it qualifies for taxation as a REIT, thus the Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90%

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with accounting principles generally accepted in the United States of America). REITs are subject to a number of other organizational and operations requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Cash and Cash Equivalents

Cash and cash equivalents represents current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. As of December 31, 2009, the Company had $513,000 in excess of federally insured limits in a money market account. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash.

Provisions for Impairment

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision for impairment is recorded if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that we estimate in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell.

No provisions for impairment were recorded by the Company in 2009 or 2008.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued ASC 810-10, Consolidation, which will become effective for us on January 1, 2010. This Statement requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. We do not expect such standard will have a significant impact on our financial statements as it relates to existing entities we have an ownership interest in.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures. ASU No. 2009-05, which became effective for us in 2009, provides clarification to measuring the fair value of a liability. In circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value by using either (1) a valuation technique that uses quoted prices for identical or similar liabilities or (2) another valuation technique, such as a present value technique or a technique that is based on the amount paid or received by the reporting entity to transfer an identical liability. ASU No. 2009-05 only applies to our disclosures in note 5 related to the estimated fair value of our notes payable and did not have a significant impact on our footnote disclosures.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, this ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement. ASU No. 2010-06 only applies to our disclosures in note 5 related to the estimated fair values of our notes payable and is not expected to have a significant impact on our footnote disclosures.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

3.	Investments in Real Estate

2009 Property Acquisition

As of December 31, 2009, the Company had acquired, through a wholly-owned subsidiary, one property, which was acquired in the fourth quarter of 2009.

Moreno Property

On November 19, 2009, the Company acquired a fee simple interest in the Moreno Marketplace, a multi-tenant retail center located in Moreno Valley, California (the “Moreno Property”), through TNP SRT Moreno Marketplace, LLC (“TNP SRT Moreno”), a wholly owned subsidiary of the OP. TNP SRT Moreno acquired the Moreno Property from an unaffiliated third party for an aggregate purchase price of $12,500,000, exclusive of closing costs.

The Moreno Property is an approximately 94,574 square foot multi-tenant retail center located in Moreno Valley, California that was constructed in 2008 and is comprised of six buildings and two vacant pad sites. The Moreno Property is comprised of approximately 78,743 square feet of building improvements and approximately 15,831 square feet of finished but unimproved pad sites. As of December 31, 2009, the Moreno Property is approximately 70.1% leased excluding the 15,831 square feet of unimproved pad sites. The Moreno Property is anchored by Stater Bros. Stater Bros. occupies 55.9% of the rentable square footage of the Moreno Property and pays an annual rent of $730,000 pursuant to a lease that expires in November 2028. Stater Bros. has the option to renew the term of its lease for up to six successive five-year renewal terms after the expiration of the initial term. No other tenants occupy 10% or more of the rentable square feet at the Moreno Property.

The purchase price of the Moreno Property was allocated as follows:

Land	$3,080,000
Building & improvements	6,124,000
Tenant improvements	656,000

$9,860,000

Acquired lease intangibles	$2,640,000

$12,500,000

Minimum Future Rents

Minimum future rents to be received on noncancelable operating leases as of December 31, 2009 for each of the next five years ending December 31 and thereafter is as follows:

2010	$1,062,000
2011	1,064,000
2012	1,067,000
2013	1,073,000
2014	1,055,000
Thereafter	14,077,000

$19,398,000

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Potential Property Acquisition

On December 14, 2009, the Company assumed the rights to a purchase and sale agreement for the acquisition of Waianae Mall, an approximately 170,275 square foot multi-tenant retail center consisting of 11 buildings located in Honolulu, Hawaii (the “Waianae property”). An affiliate of the Sponsor entered into a purchase agreement to purchase the Waianae property for an aggregate purchase price of $25,688,000, including the assumption of debt on the property. In connection with this potential acquisition, the Company formed TNP SRT Waianae Mall, LLC, a wholly owned subsidiary of the OP, to complete the acquisition and has paid a $250,000 refundable deposit which is included in prepaid expenses and other assets. The $250,000 deposit along with $72,000 in acquisition related expenses were paid to the affiliate of the Sponsor upon assumption of the rights to the purchase and sale agreement. The Company intends to purchase the Waianae property using debt financing and funds raised through its public offering of common stock. The Company anticipates paying an acquisition fee of 2.5%, or $642,000, of the purchase price to its Advisor. The Company expects to close the acquisition in the second quarter of 2010, however, there is no assurance that the closing will occur within this timeframe, or at all. This potential acquisition is subject to substantial conditions to closing including: (1) the sale of a sufficient number of shares of the Company’s common stock in its public offering to fund a portion of the purchase price for the Waianae property; (2) the approval of the loan servicer for the existing indebtedness on the Waianae property to be assumed by the Company and the receipt of other applicable third-party consents; and (3) the absence of a material adverse change to the Waianae property prior to the date of the acquisition.

4.	Acquired Lease Intangibles, Net

Acquired lease intangibles, net consisted of the following at December 31, 2009:

Lease commissions	$1,169,000
Above market leases	247,000
Leases in place	1,167,000
Marketing costs	57,000

$2,640,000
Accumulated amortization	(23,000)

Acquired lease intangibles, net	$2,617,000

The acquired lease intangibles have a weighted average remaining life of 214 months as of December 31, 2009.

Estimated amortization expense on acquired lease intangibles as of December 31, 2009 for each of the next five years ending December 31 and thereafter is as follows:

2010	$181,000
2011	181,000
2012	181,000
2013	181,000
2014	164,000
Thereafter	1,729,000

$2,617,000

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Deferred Costs, Net

Deferred costs, net consisted of the following at December 31, 2009:

Financing fees	$293,000
Accumulated amortization	(39,000)

254,000

Organization and offering	1,425,000

Deferred costs, net	$1,679,000

Deferred financing fees have a weighted average remaining life of 14 months as of December 31, 2009.

Estimated amortization to interest expense of the deferred financing fees as of December 31, 2009 for each of the next five years ending December 31 and thereafter is as follows:

2010	$214,000
2011	40,000
2012	—
2013	—
2014	—
Thereafter	—

$254,000

6.	Equity

Common Stock

Under the Company’s charter, the Company has the authority to issue 400,000,000 shares of common stock. All shares of such stock have a par value of $0.01 per share. On October 16, 2008, the Company sold 22,222 shares of common stock to the Sponsor for an aggregate purchase price of $200,000. As of December 31, 2009, the Company had accepted investors’ subscriptions for, and issued, including shares through the distribution reinvestment plan (DRIP), 509,752 shares of the Company’s common stock in the Company’s ongoing public offering.

The Company’s board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Preferred Stock

The Company’s charter authorizes it to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2009 and 2008, no shares of preferred stock were issued and outstanding.

Share Redemption Plan

The share redemption plan allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases will be made at the sole discretion of the Company’s board of directors. The Company presently intends to limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the number of shares of its common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

may be borrowed or reserved for that purpose by the Company’s board of directors. In addition, the Company’s board of directors reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time.

For the year ended December 31, 2009 and for the period from September 18, 2008 (date of inception) to December 31, 2008, the Company’s did not repurchase any shares of its common stock pursuant to the share redemption program.

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan (the “DRIP”), which that allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP in its public offering. As of December 31, 2009 $7,000 in distributions were reinvested and 715 shares of common stock were issued under the DRIP.

Distributions

On August 13, 2009, our board of directors approved a monthly cash distribution of $0.05625 per common share, which represents an annualized distribution of $0.675 per share. The commencement of the distribution was subject to our having achieved minimum offering proceeds of $2,000,000, the sale of a sufficient number of shares in our public offering to finance an asset acquisition and our identification and completion of an asset acquisition. On November 12, 2009, we achieved the minimum offering amount $2,000,000, and on November 19, 2009 we completed our first asset acquisition, thus satisfying all of the conditions for the commencement of the monthly distribution. On November 30, 2009, we declared a monthly distribution in the aggregate amount of $7,000 of which $6,000 was paid in cash on December 15, 2009 and $1,000 was paid through our distribution reinvestment plan in the form of additional shares issued on November 30, 2009.

On December 31, 2009, we declared a monthly distribution in the aggregate of $24,000, of which $18,000 was paid in cash on January 15, 2010 and $6,000 was paid through our distribution reinvestment plan in the form of additional shares issued on December 31, 2009. On January 31, 2010, we declared a monthly distribution in the aggregate of $32,000, of which $25,000 was paid in cash on February 12, 2010 and $7,000 was paid through our distribution reinvestment plan in the form of additional shares issued on January 31, 2010. On February 28, 2010, we declared a monthly distribution in the aggregate of $40,000, of which $29,000 was paid in cash on March 15, 2010 and $11,000 was paid through our distribution reinvestment plan in the form of additional shares issued on February 28, 2010.

7.	Debt

During the year ended December 31, 2009, the Company incurred $119,000 of interest expense, of which $57,000 was payable at December 31, 2009.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following is a schedule of maturities for all notes payable as of December 31, 2009 for each of the next five years ending December 31 and thereafter:

2010	$120,000
2011	9,120,000
2012	—
2013	—
2014	—
Thereafter	1,250,000

$10,490,000

During the year ended December 31, 2009, the Company entered into the following financings:

KeyBank Revolving Credit Facility

On November 12, 2009, the OP entered into a revolving credit agreement, or the credit agreement, with KeyBank National Association, or KeyBank, as administrative agent for itself and the other lenders named in the credit agreement, or the lenders, to establish a revolving credit facility with a maximum aggregate borrowing capacity of up to $15,000,000. The proceeds of the revolving credit facility may be used by the OP for investments in properties and real estate-related assets, improvement of properties, costs involved in the ordinary course of the OP business and for other general working capital purposes; provided, however, that prior to any funds being advanced to the OP under the revolving credit facility, KeyBank shall have the authority to review and approve, in its sole discretion, the investments which the OP proposes to make with such funds, and the OP shall be required to satisfy certain enumerated conditions set forth in the credit agreement, including, but not limited to, limitations on outstanding indebtedness with respect to a proposed property acquisition, a ratio of net operating income to debt service on the prospective property of at least 1.35 to 1.00 and a requirement that the prospective property be 100% owned, directly or indirectly, by the OP.

The credit agreement contains customary covenants including, without limitation, limitations on distributions, the incurrence of debt and the granting of liens. Additionally, the credit agreement contains certain covenants relating to the amount of offering proceeds the Company receives in its continuous offering of common stock. The OP received a waiver from KeyBank relating to the covenant in the credit agreement requiring the Company to raise at least $2,000,000 in shares of common stock in its public offering during each of January, February and March 2010. In addition, the OP received a waiver relating to the covenant requiring the Company to maintain a 1.3 to 1 debt service coverage ratio for the quarter ended March 31, 2010. The credit agreement is guaranteed by the Sponsor and an affiliate of the Sponsor. As part of the guarantee agreement, the Sponsor and its affiliate must maintain minimum net worth and liquidity requirements on a combined or individual basis.

The OP may, upon prior written notice to KeyBank, prepay the principal of the borrowings then outstanding under the revolving credit facility, in whole or in part, without premium or penalty.

The entire unpaid principal balance of all borrowings under the revolving credit facility and all accrued and unpaid interest thereon will be due and payable in full on November 12, 2010. Borrowings under the revolving credit facility will bear interest at a variable per annum rate equal to the sum of (a) 425 basis points plus (b) the greater of (1) 300 basis points or (2) 30-day LIBOR as reported by Reuters on the day that is two business days prior to the date of such determination, and accrued and unpaid interest on any past due amounts will bear interest at a variable LIBOR-based rate that in no event shall exceed the highest interest rate permitted by applicable law. The OP paid KeyBank a one time $150,000 commitment fee in connection with entering into the credit agreement and will pay KeyBank an unused commitment fee of 0.50% per annum.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009, $15,000,000 was available under the KeyBank credit facility subject to KeyBank’s review and approval described above. The OP borrowed $626,000 under the revolving credit facility on November 12, 2009 in connection with the acquisition of the Moreno property. As of December 31, 2009, the OP had repaid such borrowings.

Moreno Property Loan

In connection with the acquisition of the Moreno Property, on November 19, 2009, TNP SRT Moreno borrowed $9,250,000 from KeyBank pursuant to a promissory note (the “Moreno Property Note”), secured by the Moreno property. The entire outstanding principal balance of the Moreno Property Note, plus any accrued and unpaid interest thereon, is due and payable in full on November 19, 2011, provided that TNP SRT Moreno has the option, subject to the satisfaction of certain conditions, to extend the maturity date for up to two successive periods of twelve months each (each an “Extension Period”). A principal payment of $10,000 plus interest, at the applicable interest rate, on the outstanding principal balance of the Moreno Property Note will be due and payable monthly. Interest on the outstanding principal balance of the Moreno Property Note will accrue at a rate of 5.5% per annum through the initial maturity date. During the first Extension Period, if any, interest on the outstanding principal balance will accrue at a rate of 7.0% per annum. During the second Extension Period, if any, interest on the outstanding principal balance will accrue at a rate equal to the greater of (i) 7.50% per annum and (ii) a variable per annum rate based upon LIBOR as reported by Reuters. The Moreno Property Note is secured by a first deed of trust on the Moreno Property and an assignment of all leases and rents of and from the Moreno Property in favor of KeyBank.

Convertible Note

In connection with the acquisition of the Moreno Property, on November 19, 2009, TNP SRT Moreno borrowed $1,250,000 from Moreno Retail Partners, LLC (“MRP”) pursuant to a subordinated convertible promissory note (the “Convertible Note”). The entire outstanding principal balance of the Convertible Note, plus any accrued and unpaid interest, is due and payable in full on November 18, 2015. Interest on the outstanding principal balance of the Convertible Note will accrue at a rate of 8% per annum, payable quarterly in arrears. At any time after January 2, 2010 but before April 2, 2010, MRP may elect to convert the unpaid principal balance due on the Convertible Note (the “Conversion Amount”) into a capital contribution by MRP to TNP SRT Moreno to be credited to a capital account with TNP SRT Moreno. At any time after February 2, 2010 but before April 2, 2010, TNP SRT Moreno may elect to convert the Conversion Amount into a capital contribution by MRP to TNP SRT Moreno to be credited to a capital account with TNP SRT Moreno. Additionally TNP SRT Moreno is required to pay an exit fee of $130,000 to MRP on the date of the conversion. We recorded $130,000 in other liabilities and other expense which represents the fair value of this derivative as of December 31, 2009. As of this filing, neither party had converted this loan. If the note is not converted, TNP SRT Moreno will pay our Advisor an additional acquisition fee of $110,000.

As of December 31, 2009, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense. The carrying value of our debt approximates fair value as of December 31, 2009, as all of our debt has a fixed interest rate and the rate approximates market interest rates.

8.	Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

TNP Securities, LLC (“Dealer Manager”), the dealer manager of the offering and a related party, will receive a commission of up to 7.0% of gross offering proceeds. Dealer Manager may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company will pay Dealer

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Manager a dealer manager fee of up to 3.0% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the Company’s distribution reinvestment plan. As of December 31, 2009, the Company had paid the Dealer Manager $262,000 in sales commissions and $114,000 in dealer manager fees. The company has $31,000 and $13,000 recorded in amounts due to affiliates for sales commissions and dealer manager fees, respectively, as of December 31, 2009.

Advisor will receive up to 3.0% of the gross offering proceeds for reimbursement of organization and offering expenses. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees and to the extent they exceed 3.0% of gross offering proceeds, without recourse against or reimbursement by the Company. As of December 31, 2009, the Advisor and its affiliates had incurred organizational and offering expenses of $1,579,000 (of which $122,000 are offering expenses that are recorded as a reduction to equity, $32,000 are organizational expenses that are recorded in general and administrative expense, and $1,425,000 recorded as deferred organization and offering costs and in amounts due to affiliates as the amount of organization and offering costs has exceeded 3% of gross offering proceeds).

Advisor, or its affiliates, will also receive an acquisition fee equal to 2.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. As of December 31, 2009, the Company had paid the Advisor $202,000 in acquisition fees.

The Company expects to pay TNP Property Manager, LLC (“TNP Manager”), its property manager and a related party, a market-based property management fee of up to 5.0% of the gross revenues generated by the properties in connection with the operation and management of properties. TNP Manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers. For the year ended December 31, 2009, we incurred a property management fee payable to TNP Manager of $5,000 which is included in amounts due to affiliates.

The Company will pay Advisor a monthly asset management fee of one-twelfth of 0.6% on all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates also will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. For the year ended December 31, 2009, we incurred an asset management fee payable to our advisor of $9,000 which is included in amounts due to affiliates.

The Company reimburses Advisor for the cost of administrative services, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor receives a separate fee or an officer of Advisor. As of December 31, 2009, the Company had paid Advisor $17,500 for administrative services.

During the year ended December 31, 2009, the Advisor incurred $388,000 in costs on behalf of the Company prior to achieving the minimum offering amount. Of such costs, $348,000 were reimbursed to the Advisor during the year ended December 31, 2009 and $40,000 is included in amounts due to affiliates.

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

income determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guidelines”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. In accordance with the advisory agreement, the Company will recognize on a quarterly basis amounts not exceeding the 2%/25% guidelines; however, we cannot yet evaluate whether our operating expenses have exceeded the 2%/25% guidelines because we have only been conducting our operations since November 2009.

9.	Incentive Award Plan

The Company adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates on July 7, 2009. The Incentive Award Plan authorized the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. The Company has reserved 2,000,000 shares of common stock for stock grants pursuant to the Incentive Award Plan. The Company granted each of its current independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of the $2,000,000 minimum offering amount on November 12, 2009. Each new independent director that subsequently joins the board of directors will receive the initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the Company’s annual stockholders meetings at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock. The restricted stock will vest as to one-third of the shares on the grant date and as to one-third of the shares on each of the first two anniversaries of the grant date. The restricted stock will become fully vested in the event of an independent directors’ termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.

For the year ended December 31, 2009 and for the period from September 18, 2008 (date of inception) through December 31, 2008, we recognized compensation expense of $50,000 and $0, respectively, related to the restricted common stock grants, which is included in general and administrative in our accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2009 and 2008, there was $85,000 and $0, respectively, of total unrecognized compensation expense, related to nonvested shares of restricted common stock. As of December 31, 2009, this expense is expected to be realized over a remaining period of 2.87 years.

As of December 31, 2009 and 2008, the fair value of the nonvested shares of restricted common stock was $90,000 and $0, respectively. A summary of the status of the nonvested shares of restricted common stock

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

as of December 31, 2009 and 2008, and the changes for the year ended December 31, 2009 and for the period from September 18, 2008 (date of inception) through December 31, 2008, is presented below:

Weighted
	Restricted	Average
	Common	Grant Date
	Stock	Fair Value

Balance — September 18, 2008 (date of inception)	—	$—
Granted	—	—
Vested	—	—

Balance — December 31, 2008	—	—
Granted	15,000	9.00
Vested	(5,000)	9.00

Balance — December 31, 2009	10,000	$9.00

10.	Subordinated Participation Interest

Pursuant to the Limited Partnership Agreement for the OP, the holders of the Special Units will be entitled to distributions from the OP in an amount equal to 15.0% of net sales proceeds received by the OP on dispositions of its assets and dispositions of real properties by joint ventures or partnerships in which the OP owns a partnership interest, after the other holders of common units, including the Company, have received, in the aggregate, cumulative distributions from operating income, sales proceeds or other sources, equal to their capital contributions plus a 10.0% cumulative non-compounded annual pre-tax return thereon. The Special Units will be redeemed for the above amount upon the earliest of: (1) the occurrence of certain events that result in the termination or non-renewal of the advisory agreement or (2) a listing liquidity event.

11.	Tax Treatment of Distributions

Our distributions in excess of our taxable income, including distributions reinvested, have resulted in a return of capital to our stockholders for federal income tax purposes. The tax treatment for distributions reportable for the year ended December 31, 2009 was 100% return of capital.

12.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. We believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with our consolidated financial statements.

	Quarters Ended:
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009

Revenues	$145,000	$—	$—	$—
Expenses	1,139,000	89,000	—	—

Loss before other expense	994,000	89,000	—	—
Other expense, net	247,000	—	—	—

Net loss	$1,241,000	$89,000	$—	$—
Loss per share	$5.93	$4.01	$—	$—
Weighted average number of shares
outstanding	217,640	22,222	22,222	22,222

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13.	Fair Value of Financial Instruments

The estimated fair value of the derivative related to the exit fee payable under the convertible note between TNP SRT Moreno Marketplace, LLC and Moreno Retail Partners, LLC, based on the fair value of the estimated cash payments, is $130,000 as of December 31, 2009. Such fair value measurement is classified within Level 3 of the fair value hierarchy because it is valued using significant unobservable inputs.

14.	Subsequent Events

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of its common stock on August 7, 2009. As of March 26, 2010, the Company had accepted investors’ subscriptions for, and issued, 893,318 shares of the Company’s common stock, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $8,806,000.

Distributions Declared

On December 31, 2009, we declared a monthly distribution in the aggregate of $24,000, of which $18,000 was paid in cash on January 15, 2010 and $6,000 was paid through our distribution reinvestment plan in the form of additional shares issued on December 31, 2009. On January 31, 2010, we declared a monthly distribution in the aggregate of $32,000, of which $25,000 was paid in cash on February 12, 2010 and $7,000 was paid through our distribution reinvestment plan in the form of additional shares issued on January 31, 2010. On February 28, 2010, we declared a monthly distribution in the aggregate of $40,000, of which $29,000 was paid in cash on March 15, 2010 and $11,000 was paid through our distribution reinvestment plan in the form of additional shares issued on February 28, 2010.

TNP Strategic Retail Trust, Inc. and Subsidiaries

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED
DEPRECIATION
December 31, 2009

			Initial Cost to Company
				Building,	Cost	Gross Amount at Which Carried at Close of Period
				Improvements	Capitalized		Building,
				and	Subsequent to		Improvements		Accumulated	Date of	Date
		Encumbrances	Land	Fixtures	Acquisition	Land	and Fixtures	Total	Depreciation	Construction	Acquired

Moreno Marketplace	Moreno Vally, CA	$10,490,000	$3,080,000	$6,780,000	$—	$3,080,000	$6,780,000	$9,860,000	$28,000	2008	11/19/2009

Total		$10,490,000	$3,080,000	$6,780,000	$—	$3,080,000	$6,780,000	$9,860,000	$28,000

The aggregate cost of our real estate for federal income tax purposes is $12,936,000.