Form 10-K/A
period 2009-12-31
TNP Strategic Retail Trust, Inc.
filed 2010-05-17
CIK 1446371

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

As of March 26, 2010, there were 908,318 outstanding shares of common stock of TNP Strategic Retail Trust, Inc.

Explanatory Note

TNP Strategic Retail Trust, Inc. (the “Company,” “we,” “us” and “our”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (the “Amended 10-K”) to amend its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 31, 2010 (the “Original 10-K”). This Amended 10-K corrects the omission of the conformed signature of KPMG LLP on the Report of Independent Registered Public Accounting Firm in Item 8. At the time of filing of the Original 10-K, we had on-hand a manually signed and dated Report of Independent Registered Public Accounting Firm from KPMG LLP. This Amended 10-K also corrects an immaterial error in our consolidated financial statements relating to the inclusion in other liabilities and other expense of the fair value of the derivative related to an exit fee of $130,000 payable under our convertible note issued to Moreno Retail Partners, LLC. The executed convertible note did not include an exit fee. As a result, we have revised our Consolidated Financial Statements, Selected Financial Data and Management’s Discussion and Analysis of Financial Condition to remove references to the derivative and adjust the related liability and expense. As a result of amending the Original 10-K for the omission of the signature of KPMG LLP, we have elected to reflect this immaterial correction in the Amended 10-K. This Amended 10-K does not reflect events occurring after the filing of the Original 10-K and does not otherwise modify or update the disclosure in the Original 10-K.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, this Amended 10-K consists solely of the preceding cover page, this explanatory note, Item 6 (Selected Financial Data), Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 8 (Financial Statements and Supplementary Data), Item 9A(T) (Controls and Procedures), Item 15 (Exhibits and Financial Statement Schedules), the signature page, and the certifications required to be filed as exhibits under Item 15 to this Amended 10-K.

TNP STRATEGIC RETAIL TRUST, INC.

i

PART II

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

	December 31,	December 31,
Selected Financial Data	2009	2008

BALANCE SHEET DATA:
Total assets	$15,605,000	$202,000
Total liabilities	$12,317,000	$—
Total equity	$3,288,000	$202,000

		(Date of Inception)
	Year Ended	through
	December 31,	December 31,
	2009	2008

STATEMENT OF OPERATIONS DATA:
Total revenues	$145,000	—
Total expenses	$(1,228,000)	—
Other income and expense	$(117,000)
Net loss	$(1,200,000)	—

STATEMENT OF CASH FLOWS DATA:
Net cash used in operating activities	$(1,047,000)	$(1,000)
Net cash used in investing activities	$(12,500,000)	$—
Net cash provided by financing activities	$14,452,000	$202,000

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Net loss.  We had a net loss of $1,200,000 for the year ended December 31, 2009. Our operating loss is due primarily to the fact that we commenced real estate operations on November 19, 2009.

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

As of December 31, 2009, our liabilities totaled $12,317,000. Our financings are described in greater detail below and summarized in tabular form under “— Contractual Commitments and Contingencies.”

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

Our calculation of FFO, and adjusted FFO, is presented in the following table for the year ended December 31, 2009:

Net Loss	$(1,200,000)
Add:
Depreciation and amortization of real estate assets	46,000

FFO	(1,154,000)
Add:
Acquisition expenses	408,000

Adjusted FFO	$(746,000)

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

Item 8.	Financial Statements and Supplementary Data

The Company’s consolidated financial statements and supplementary data and the report of KPMG LLP, Independent Registered Public Accounting Firm, are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Schedules in Item 15.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon, and as of the date of, the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective (as defined in Rules 13a-15(e) and 13d-15(e) under the Exchange Act).

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm, and the Company has not evaluated any change in its internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

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

(b)	Exhibits

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
3.2	Bylaws of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
4.1	Form of Subscription Agreement (included as Appendix C to prospectus, incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).
4.2	TNP Strategic Retail Trust, Inc. Distribution Reinvestment Plan (included as Appendix D to prospectus, incorporated by reference to Exhibit 4.2 to Pre-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).
10.1	Escrow Agreement among TNP Strategic Retail Trust, Inc., TNP Securities, LLC and CommerceWest Bank, N.A. (filed as Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.2	Advisory Agreement among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.3	Limited Partnership Agreement of TNP Strategic Retail Operating Partnership, LP (filed as Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.4	TNP Strategic Retail Trust, Inc. 2009 Long-Term Incentive Plan (filed as Exhibit 10.4 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.5	TNP Strategic Retail Trust, Inc. Amended and Restated Independent Directors Compensation Plan (filed as Exhibit 10.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.6	Dealer Manager Agreement (filed as Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.7	Purchase and Sale Agreement (relating to the acquisition of the Moreno Marketplace), dated September 22, 2009, by and between Moreno Marketplace, LLC and Bill and John Skeffington (filed as Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 24, 2009).
10.8	Assignment of Purchase and Sale Agreement (relating to the acquisition of the Moreno Marketplace), dated October 21, 2009 (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on November 24, 2009).
10.9	Assignment of Purchase and Sale Agreement (relating to the acquisition of the Moreno Marketplace), dated November 9, 2009 (filed as Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on November 24, 2009).
10.10	Promissory Note between TNP SRT Moreno Marketplace, LLC and KeyBank National Association, dated November 12, 2009 (filed as Exhibit 10.9 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.11	Subordinated Convertible Promissory Note between TNP SRT Moreno Marketplace, LLC and Moreno Retail Partners, LLC, dated November 18, 2009 (filed as Exhibit 10.10 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.12	Guaranty, dated November 12, 2009, by and between TNP Strategic Retail Trust, Inc. and Anthony W. Thompson, for the benefit of KeyBank National Association (filed as Exhibit 10.11 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.13	Environmental Indemnity Agreement, dated November 12, 2009, by and among TNP SRT Moreno Marketplace, LLC, TNP Strategic Retail Trust, Inc., Moreno Retail Partners, LLC, John Skeffington, William Skeffington and KeyBank National Association (filed as Exhibit 10.12 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.14	Reimbursement and Fee Agreement, dated November 20, 2009, by and among TNP SRT Moreno Marketplace, LLC, TNP Strategic Retail Trust, Inc. and Anthony W. Thompson (filed as Exhibit 10.13 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.15	Revolving Credit Agreement, dated November 12, 2009, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc. and KeyBank National Association (filed as Exhibit 10.14 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.16	Revolving Credit Note of TNP Strategic Retail Operating Partnership, LP, dated November 12, 2009, in favor of KeyBank National Association (filed as Exhibit 10.15 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.17	Guaranty Agreement, dated November 12, 2009, by and among TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC and Anthony W. Thompson, for the benefit of KeyBank National Association (filed as Exhibit 10.16 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.18		Pledge and Security Agreement, dated November 12, 2009, by and between TNP Strategic Retail Trust, Inc. and KeyBank National Association (filed as Exhibit 10.17 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.19		Pledge and Security Agreement, dated November 12, 2009, by and between TNP Strategic Retail Operating Partnership, LP and KeyBank National Association (filed as Exhibit 10.18 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.20		Reimbursement Agreement, dated November 12, 2009, by and between TNP Strategic Retail Operating Partnership, LP and Anthony W. Thompson (filed as Exhibit 10.19 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10.21		Reimbursement and Fee Agreement, dated November 12, 2009, by and between TNP Strategic Retail Operating Partnership, LP and Thompson National Properties, LLC (filed as Exhibit 10.20 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).
10	.22*	Agreement for Purchase and Sale and Joint Escrow Instructions, dated July 13, 2009, by and between West Oahu Mall Associates, LLC and TNP Acquisitions, LLC.
10	.23*	Assignment and Assumption Agreement, dated December 14, 2009, by and between TNP Acquisitions, LLC and TNP SRT Waianae Mall, LLC.
10	.24*	First Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 22, 2009, by and among West Oahu Mall Associates, LLC, TNP Acquisitions, LLC and Title Guaranty Escrow Services, Inc.
10	.25*	Second Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 13, 2009, by and among West Oahu Mall Associates, LLC, TNP Acquisitions, LLC and Title Guaranty Escrow Services, Inc.
10	.26*	Third Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2009, by and among West Oahu Mall Associates, LLC, TNP Acquisitions, LLC and Title Guaranty Escrow Services, Inc.
10	.27*	Tenth Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated March 10, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc.
21	*	Subsidiaries of the Company
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Annual Report on Form 10-K, filed on March 31, 2010

Index to Consolidated Financial Statements

Page
Number

Index to Consolidated Financial Statements	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the year ended December 31, 2009 and for the Period from September 18, 2008 (date of inception) through December 31, 2008	F-4
Consolidated Statements of Equity for the year ended December 31, 2009 and for the Period from September 18, 2008 (date of inception) through December 31, 2008	F-5
Consolidated Statements of Cash Flows for the year ended December 31, 2009 and for the Period from September 18, 2008 (date of inception) through December 31, 2008	F-6
Notes to Consolidated Financial Statements	F-7
Schedule III — Real Estate Assets and Accumulated Depreciation and Amortization	F-22

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

/s/ KPMG LLP
Irvine, California
March 31, 2010, except
  as to Note 1 and Note 7,
  which are as of May 17, 2010

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$1,106,000	$201,000
Prepaid expenses and other assets	360,000	—
Accounts receivable	11,000	1,000
Investments in real estate
Land	3,080,000	—
Building and improvements	6,124,000	—
Tenant improvements	656,000	—

	9,860,000	—

Accumulated depreciation	(28,000)	—

Total investments in real estate, net	9,832,000	—

Acquired lease intangibles, net	2,617,000	—

Deferred costs
Organization and offering	1,425,000	—
Financing fees, net	254,000	—

Total deferred costs, net	1,679,000	—

Total	$15,605,000	$202,000

LIABILITIES AND EQUITY

LIABILITIES
Accounts payable and accrued expenses	$326,000	$—
Amounts due to affiliates	1,489,000	—
Other liabilities	12,000	—
Notes payable	10,490,000	—

Total liabilities	12,317,000	—

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized; 524,752 issued and outstanding at December 31, 2009, 22,222 issued and outstanding at December 31, 2008	5,000	—
Additional paid-in capital	4,512,000	200,000
Accumulated deficit	(1,231,000)	—

Total stockholders’ equity	3,286,000	200,000

Noncontrolling interest	2,000	2,000

Total equity	3,288,000	202,000

TOTAL	$15,605,000	$202,000

See accompanying notes to consolidated financial statements

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

		Period from
		September 18,
		2008
		(date of inception)
	Year Ended	through
	December 31,	December 31,
	2009	2008

Revenue:
Rental	$140,000	$—
Other	5,000	—

	145,000	—
Expense:
General and administrative	660,000	—
Acquisition expenses	408,000	—
Operating and maintenance	114,000	—
Depreciation and amortization	46,000	—

	1,228,000	—

Loss before other income (expenses)	(1,083,000)	—
Other income and expense:
Interest income	2,000	—
Interest expense	(119,000)	—

Net loss	$(1,200,000)	$—

Net loss per share — basic and diluted	$(17.14)	$—
Weighted average number of common shares outstanding — basic and diluted	71,478	22,222
Distributions declared ($0.11 per share)	$31,000	$—

See accompanying notes to consolidated financial statements

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Number	Par	Additional Paid-In	Accumulated	Stockholders’	Non-controlling
	of Shares	Value	Capital	Deficit	Equity	Interest	Total Equity

BALANCE — September 18, 2008 (date of inception)	—	$—	$—	$—	$—	$—	$—
Issuance of common stock	22,222	—	200,000	—	200,000	—	200,000
Contributions from non-controlling interest	—	—	—	—	—	2,000	2,000

BALANCE — December 31, 2008	22,222	—	200,000	—	200,000	2,000	202,000
Issuance of common stock	486,815	5,000	4,797,000	—	4,802,000	—	4,802,000
Offering costs	—	—	(542,000)	—	(542,000)	—	(542,000)
Issuance of vested and non-vested restricted common stock	15,000	—	135,000	—	135,000	—	135,000
Deferred stock compensation	—	—	(85,000)	—	(85,000)	—	(85,000)
Issuance of common stock under DRIP	715	—	7,000	—	7,000	—	7,000
Distributions	—	—	—	(31,000)	(31,000)	—	(31,000)
Net loss	—	—	—	(1,200,000)	(1,200,000)	—	(1,200,000)

BALANCE — December 31, 2009	524,752	$5,000	$4,512,000	$(1,231,000)	$3,286,000	$2,000	$3,288,000

See accompanying notes to consolidated financial statements

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Period from
		September 18,
		2008
		(date of inception)
	Year Ended	through
	December 31,	December 31,
	2009	2008

Cash flows from operating activities:
Net loss	$(1,200,000)	$—
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	39,000	—
Depreciation and amortization	46,000	—
Stock based compensation,	50,000	—
Amortization of above market leases	4,000	—
Changes in assets and liabilities:
Accounts receivable	(10,000)	(1,000)
Amounts due to affiliates	64,000	—
Prepaid expenses and other assets	(360,000)	—
Accounts payable and accrued expenses	308,000	—
Other liabilities	12,000	—

Net cash used in operating activities	(1,047,000)	(1,000)

Cash flows from investing activities:
Investments in real estate	(9,861,000)	—
Acquired lease intangibles	(2,639,000)	—

Net cash used in investing activities	(12,500,000)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	4,802,000	200,000
Distributions	(6,000)	—
Contributions from noncontrolling interests	—	2,000
Payment of offering costs	(542,000)	—
Proceeds from notes and loan payables	11,126,000	—
Repayment of notes and loan payable	(636,000)	—
Payment of deferred financing costs	(292,000)	—

Net cash provided by financing activities	14,452,000	202,000

Net increase in cash	905,000	201,000
Cash and cash equivalents — Beginning of the period	201,000	—

Cash and cash equivalents — End of the period	$1,106,000	$201,000

Supplemental disclosure of non-cash financing activities:
Deferred organization and offering costs due to affiliates	$1,425,000	$—
Issuance of common stock under the DRIP	$7,000	$—
Distributions declared but not paid	$18,000	$—
Cash paid for interest	$22,000	$—

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

Correction of an Immaterial Error

For the year ended December 31, 2009, the Company included in other liabilities and other expense the fair value of a derivative related to an exit fee of $130,000 payable under the Convertible Note (as defined in Note 7) issued to MRP (as defined in Note 7). However, the executed Convertible Note did not include an exit fee. The error resulted in the overstatement of other liabilities by $130,000 and overstatement of other expense by $130,000 as of and for the year ended December 31, 2009, respectively. The Company assessed the materiality of the error in accordance with Staff Accounting Bulletin No. 99, Materiality, and determined that the error was immaterial to previously reported amounts.

The following is a summary of the effects of the correction on the Company’s consolidated balance sheet as of December 31, 2009 and the statements of operations, equity and cash flows for the previously reported year ended December 31, 2009:

	As
	previously	As
Consolidated Balance Sheet	reported	corrected

Total liabilities	$12,447,000	$12,317,000

Total equity	$3,158,000	$3,288,000

Consolidated Statement of Operations
Other expense	$(130,000)	$—

Net loss	$(1,330,000)	$(1,200,000)

Loss per share — basic and diluted	$(19.17)	$(17.14)

Consolidated Statement of Equity
Net loss	$(1,330,000)	$(1,200,000)

Accumulated Deficit	$(1,361,000)	$(1,231,000)

Consolidated Statement of Cash Flows
Cash flows from operating activities:
Net loss	$(1,330,000)	$(1,200,000)
Change in other liabilities	$142,000	$12,000

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

Share Redemption Plan

The share redemption plan allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases will be made at the sole discretion of the Company’s board of directors. The Company presently intends to limit the number of shares to be redeemed during any calendar year to no more than (1) 5.0% of the weighted average of the number of shares of its common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. In addition, the Company’s board of directors reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time.

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

Convertible Note

In connection with the acquisition of the Moreno Property, on November 19, 2009, TNP SRT Moreno borrowed $1,250,000 from Moreno Retail Partners, LLC (“MRP”) pursuant to a subordinated convertible promissory note (the “Convertible Note”). The entire outstanding principal balance of the Convertible Note, plus any accrued and unpaid interest, is due and payable in full on November 18, 2015. Interest on the outstanding principal balance of the Convertible Note will accrue at a rate of 8% per annum, payable monthly in arrears. At any time after January 2, 2010 but before April 2, 2010, MRP may elect to convert the unpaid principal balance due on the Convertible Note (the “Conversion Amount”) into a capital contribution by MRP to TNP SRT Moreno to be credited to a capital account with TNP SRT Moreno. At any time after February 2, 2010 but before April 2, 2010, TNP SRT Moreno may elect to convert the Conversion Amount into a capital contribution by MRP to TNP SRT Moreno to be credited to a capital account with TNP SRT Moreno. If the note is not converted, TNP SRT Moreno will pay our Advisor an additional acquisition fee of $110,000.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2009 and 2008, the fair value of the nonvested shares of restricted common stock was $90,000 and $0, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2009 and 2008, and the changes for the year ended December 31, 2009 and for the period from September 18, 2008 (date of inception) through December 31, 2008, is presented below:

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

	Quarters Ended:
	December 31,	September 30,	June 30,	March 31,
	2009	2009	2009	2009

Revenues	$145,000	$—	$—	$—
Expenses	1,139,000	89,000	—	—

Loss before other expense	994,000	89,000	—	—
Other expense, net	117,000	—	—	—

Net loss	$1,111,000	$89,000	$—	$—
Loss per share	$5.24	$4.01	$—	$—
Weighted average number of shares
outstanding	217,640	22,222	22,222	22,222

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13.	Subsequent Events

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

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES
AND ACCUMULATED DEPRECIATION
December 31, 2009

			Initial Cost to Company
				Building,	Cost	Gross Amount at Which Carried at Close of Period
				Improvements	Capitalized		Building,
				and	Subsequent to		Improvements		Accumulated	Date of	Date
		Encumbrances	Land	Fixtures	Acquisition	Land	and Fixtures	Total	Depreciation	Construction	Acquired

Moreno Marketplace	Moreno Valley, CA	$10,490,000	$3,080,000	$6,780,000	$—	$3,080,000	$6,780,000	$9,860,000	$28,000	2008	11/19/2009

Total		$10,490,000	$3,080,000	$6,780,000	$—	$3,080,000	$6,780,000	$9,860,000	$28,000

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

Date: May 17, 2010