Form 10-Q
period 2010-03-31
TNP Strategic Retail Trust, Inc.
filed 2010-05-17
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-154975

TNP STRATEGIC RETAIL TRUST, INC.
(Exact Name of Registrant as Specified in Its Charter)

Maryland	90-0413866
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1900 Main Street, Suite 700
Irvine, California	92614
(Address of Principal Executive Offices)	(Zip Code)
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
Yes ☐ No ☑
     As of May 10, 2010, there were 1,088,603 shares of the Registrant’s common stock issued and outstanding

TNP STRATEGIC RETAIL TRUST, INC.
INDEX

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
TNP Strategic Retail Trust, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$3,798,000	$1,106,000
Prepaid expenses and other assets	532,000	360,000
Accounts receivable	33,000	11,000
Investments in real estate
Land	3,080,000	3,080,000
Building and improvements	6,124,000	6,124,000
Tenant improvements	656,000	656,000

	9,860,000	9,860,000
Accumulated depreciation	(91,000)	(28,000)

Investments in real estate, net	9,769,000	9,832,000

Lease intangibles, net	2,591,000	2,617,000

Deferred costs
Organization and offering	1,434,000	1,425,000
Financing fees, net	194,000	254,000

Total deferred costs, net	1,628,000	1,679,000

Total	$18,351,000	$15,605,000

LIABILITIES AND EQUITY

Liabilities
Accounts payable and accrued expenses	$319,000	$326,000
Amounts due to related parties	1,493,000	1,489,000
Other liabilities	29,000	12,000
Notes payable	10,460,000	10,490,000

Total liabilities	$12,301,000	$12,317,000

Commitments and contingencies	—	—

Equity:
Stockholders’ equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized, 917,617 and 524,752 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	9,000	5,000
Additional paid-in capital	7,966,000	4,512,000
Accumulated deficit	(1,924,000)	(1,231,000)

Total stockholders’ equity	6,051,000	3,286,000

Noncontrolling interests	(1,000)	2,000

Total equity	6,050,000	3,288,000

Total	$18,351,000	$15,605,000

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

TNP Strategic Retail Trust, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Rental	$298,000	$—

Expenses:
General and administrative	381,000	—
Acquisition expenses	12,000	—
Operating and maintenance	161,000	—
Depreciation and amortization	102,000	—

	656,000	—

Loss before other income (expense)	(358,000)	—

Other income and expense
Interest income	2,000	—
Interest expense	(221,000)	—

Net loss	(577,000)	—
Net loss attributable to noncontrolling interest	3,000	—

Net loss attributable to stockholders	$(574,000)	$—

Net loss per share — basic and diluted	$(0.81)	$—
Weighted-average number of shares outstanding — basic and diluted	709,573	22,000
Distributions declared ($0.17 per share)	$119,000	$—
The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

TNP Strategic Retail Trust, Inc. and Subsidiaries
Consolidated Statement of Equity
(Unaudited)

			Additional
	Number of		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interests	Equity
BALANCE — December 31, 2009	524,752	$5,000	$4,512,000	$(1,231,000)	$3,286,000	$2,000	$3,288,000
Issuance of common stock	389,549	4,000	3,854,000	—	3,858,000	—	3,858,000
Offering costs	—	—	(444,000)	—	(444,000)	—	(444,000)
Deferred stock compensation	—	—	13,000	—	13,000	—	13,000
Issuance of common stock under the DRIP	3,316	—	31,000	—	31,000	—	31,000
Distributions	—	—	—	(119,000)	(119,000)	—	(119,000)
Net loss	—	—	—	(574,000)	(574,000)	(3,000)	(577,000)

BALANCE — March 31, 2010	917,617	$9,000	$7,966,000	$(1,924,000)	$6,051,000	$(1,000)	$6,050,000

The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

TNP Strategic Retail Trust, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(577,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees and acquired lease intangibles	105,000	—
Depreciation	63,000	—
Stock based compensation	13,000
Changes in assets and liabilities:
Prepaid expenses and other assets	(172,000)	—
Payment of lease commissions	(19,000)
Accounts receivables	(22,000)	—
Accounts payable and accrued expenses	(22,000)	—
Due to related parties	(5,000)	—
Other liabilities	17,000	—

Net cash used in operating activities	(619,000)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	3,858,000	—
Distributions	(73,000)	—
Payment of offering costs	(444,000)	—
Repayment of notes and loan payable	(30,000)

Net cash provided by financing activities	3,311,000	—

Net increase in cash and cash equivalents	2,692,000	—
Cash and cash equivalents — beginning of period	1,106,000	201,000

Cash and cash equivalents — end of period	$3,798,000	$201,000

Supplemental disclosure of non-cash financing activities:
Deferred organization and offering costs accrued	$9,000	$—
Issuance of common stock under the DRIP	$31,000	$—
Distributions declared but not paid	$33,000	$—
Cash paid for interest	$151,000	$—
The accompanying notes are an integral part of these interim unaudited consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Organization
     TNP Strategic Retail Trust, Inc. (the “Company”) was formed on September 18, 2008, as a Maryland corporation and the Company believes it qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The Company was organized primarily to acquire income producing retail properties located in the Western United States, real estate-related assets and other real estate assets. As discussed in Note 6, the Company was initially capitalized by the sale of stock to Thompson National Properties, LLC (the “Sponsor”) on October 16, 2008. The Company’s fiscal year end is December 31.
     On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock pursuant to its distribution reinvestment plan (“DRIP”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced its initial public offering. The Company is offering shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to the DRIP at a price of $9.50 per share.
     On November 12, 2009, the Company achieved the minimum offering amount of $2,000,000 and offering proceeds were released to the Company from an escrow account. From commencement of the offering through March 31, 2010, the Company had accepted investors’ subscriptions for, and issued, including shares through the DRIP, 902,617 shares of the Company’s common stock, resulting in gross offering proceeds of $8,898,000.
     The Company intends to use the net proceeds from its public offering to invest in a portfolio of income-producing retail properties, primarily located in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. In addition to investments in real estate directly or through joint ventures, the Company may also acquire or originate first mortgages or second mortgages, mezzanine loans or other real estate-related loans, in each case provided that the underlying real estate meets the Company’s criteria for direct investment. The Company may also invest in any other real property or other real estate-related assets that, in the opinion of the Company’s board of directors, meets the Company’s investment objectives and is in the best interests of its stockholders. As of March 31, 2010, the Company’s portfolio included one property, the Moreno Marketplace, a multi-tenant retail center located in Moreno Valley, California encompassing 94,574 square feet, including 78,743 of rentable square feet.
     The Company’s advisor is TNP Strategic Retail Advisor, LLC, a Delaware limited liability company (“Advisor”). Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.
     Substantially all of the Company’s business will be conducted through TNP Strategic Retail Operating Partnership, LP, the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP OP”). Advisor has invested $1,000 in the OP in exchange for common units and TNP OP has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds of the offering to the OP as a capital contribution. As of March 31, 2010 and December 31, 2009, the Company owned 99.9% and 99.8%, respectively, of the limited partnership interest in the OP. As of March 31, 2010 and December 31, 2009, Advisor owned 0.1% and 0.2%, respectively, of the limited partnership interest in the OP. TNP OP owned 100% of the outstanding Special Units as of March 31, 2010 and December 31, 2009.
     The partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the OP being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
2. Summary of Significant Accounting Policies
General
     Our accounting policies have been established to conform with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.
     The complete list of our Significant Accounting Policies was previously disclosed in the Company’s 2009 Annual Report on Form 10-K, as filed with the SEC on March 31, 2010, as amended by the Annual Report on Form 10-K/A, filed with the SEC on May 17, 2010 (as amended, the “Form 10-K”), and there have been no material changes to our Significant Accounting Policies as disclosed therein.
Interim Financial Information
     The financial information as of and for the period ended March 31, 2010 is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position and operating results. These interim unaudited consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Form 10-K.
Organization and Offering Costs
     Organization and offering costs of the Company (other than selling commissions and the dealer manager fee) are initially being paid by the Advisor and its affiliates on the Company’s behalf. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Pursuant to the advisory agreement (the “Advisor Agreement”), the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs by and between the Company and Advisor associated with the Company’s initial public offering, provided that Advisor is obligated to reimburse the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by the Company exceed 3.0% of the gross offering proceeds from the Company’s initial public offering. Any such reimbursement will not exceed actual expenses incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on November 12, 2009, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs.
     All offering costs, including sales commissions and dealer manager fees are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.
     As of March 31, 2010 and December 31, 2009, organization and offering costs incurred by Advisor on the Company’s behalf were $1,704,000 and $1,579,000, respectively. Such costs are payable by the Company to the extent that organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of the Company’s initial public offering.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
As of March 31, 2010 and December 31, 2009, the Company’s organization and other offering costs exceeded 3.0% of the gross proceeds of our initial public offering, thus the amount in excess of 3.0%, or $1,434,000 and $1,425,000, respectively has been deferred.
Cash and Cash Equivalents
     Cash and cash equivalents represents current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. As of March 31, 2010, the Company had $3,298,000 in excess of federally insured limits in a money market account. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash.
Provisions for Impairment
     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision for impairment is recorded if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell.
     No provisions for impairment were recorded by the Company for the three months ended March 31, 2010 and 2009.
Recent Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Codification Topic (“ASC”) 810-10, Consolidation, which became effective for the Company on January 1, 2010. This standard requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard did not have a significant impact on the Company’s financial statements.
     In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Effective for interim and annual reporting periods beginning after December 15, 2009, this ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement. ASU No. 2010-06 did not have a significant impact on the Company’s financial statements.
3. Notes Payable
Moreno Property Loan
     In connection with the acquisition of the Moreno Marketplace (the “Moreno Property”), on November 19, 2009, TNP SRT Moreno Marketplace, LLC, a wholly owned subsidiary of the OP (“TNP SRT Moreno”) borrowed $9,250,000 from KeyBank National Association (“KeyBank”) pursuant to a promissory note (the “Moreno Property Note”), secured by the Moreno Property. The entire outstanding principal balance of the Moreno Property Note, plus any accrued and unpaid interest thereon, is due and payable in full on November 19, 2011, although TNP SRT Moreno has the option, subject to the satisfaction of certain conditions, to extend the maturity date for up to two successive periods of twelve months each (each an “Extension Period”). A principal payment of $10,000 plus interest, at the applicable interest rate, on the outstanding principal balance of the Moreno Property Note is due and payable monthly. Interest on the outstanding principal balance of the Moreno Property Note accrues at a rate of 5.5% per annum through the initial maturity date. During the first Extension Period, if any, interest on the outstanding principal balance will accrue at a rate of 7.0% per annum. During the second Extension Period, if any, interest on the outstanding principal balance will accrue at a rate equal to the greater of (i) 7.50% per annum and (ii) a variable per annum rate based

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
upon LIBOR as reported by Reuters. The Moreno Property Note is secured by a first deed of trust on the Moreno Property and an assignment of all leases and rents of and from the Moreno Property in favor of KeyBank.
     As of March 31, 2010 and December 31, 2009, there was $9,210,000 and $9,240,000 outstanding on the Moreno Property Note, respectively.
Convertible Note
     In connection with the acquisition of the Moreno Property on November 19, 2009, TNP SRT Moreno borrowed $1,250,000 from Moreno Retail Partners, LLC, (“MRP”), pursuant to a subordinated convertible promissory note (the “Convertible Note”). The entire outstanding principal balance of the Convertible Note, plus any accrued and unpaid interest, is due and payable in full on November 18, 2015. Interest on the outstanding principal balance of the Convertible Note accrues at a rate of 8.0% per annum, payable monthly in arrears. After April 2, 2010, TNP SRT Moreno may, at any time and from time to time, prepay all or any portion of the then outstanding principal balance of the Convertible Note without premium or penalty. The Convertible Note provides for customary events of default, including, without limitation, payment defaults and insolvency and bankruptcy related defaults. Upon an uncured event of default, MRP may declare all amounts due under the Convertible Note immediately due and payable in full.
     At any time after January 2, 2010 but before April 2, 2010, MRP had the option to convert the unpaid principal balance due on the Convertible Note (which is referred to herein as the “conversion amount”) into a capital contribution by MRP to TNP SRT Moreno to be credited to a capital account with TNP SRT Moreno. At any time after February 2, 2010 but before April 2, 2010, TNP SRT Moreno had the option to convert the conversion amount into a capital contribution by MRP to TNP SRT Moreno to be credited to a capital account with TNP SRT Moreno. Any accrued but unpaid interest on the Convertible Note would have been payable to MRP in cash upon the conversion of the conversion amount. The Convertible Note was not converted prior to April 2, 2010. Additionally, since the Convertible Note was not converted, TNP SRT Moreno paid Advisor an additional acquisition fee of $110,000. See Note 11, Subsequent Events, for further detail.
     As of March 31, 2010 and December 31, 2009, there was $1,250,000 outstanding on the Convertible Note.
4. Line of Credit
     On November 12, 2009, the OP entered into a revolving credit agreement (the “Credit Agreement”), with KeyBank as administrative agent for itself and the other lenders named in the credit agreement, to establish a revolving credit facility with a maximum aggregate borrowing capacity of up to $15,000,000. The proceeds of the revolving credit facility may be used by the OP for investments in properties and real estate-related assets, improvement of properties, costs involved in the ordinary course of the OP business and for other general working capital purposes; provided, however, that prior to any funds being advanced to the OP under the revolving credit facility, KeyBank shall have the authority to review and approve, in its sole discretion, the investments that the OP proposes to make with such funds, and the OP shall be required to satisfy certain enumerated conditions set forth in the Credit Agreement, including, but not limited to, limitations on outstanding indebtedness with respect to a proposed property acquisition, a ratio of net operating income to debt service on the prospective property of at least 1.35 to 1.00 and a requirement that the prospective property be 100% owned, directly or indirectly, by the OP.
     The Credit Agreement contains customary covenants including, but not limited to, limitations on distributions, the incurrence of debt and the granting of liens. Additionally, the Credit Agreement contains certain covenants relating to the amount of offering proceeds the Company receives in its continuous offering of common stock. The OP received a waiver from KeyBank relating to the covenant in the Credit Agreement requiring the Company to raise at least $2,000,000 in shares of common stock in its public offering during each of January, February and

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
March 2010 and at least $3,000,000 in April 2010. In addition, the OP received a waiver relating to the covenant requiring the Company to maintain a 1.3 to 1 debt service coverage ratio for the three months ended March 31, 2010. The Credit Agreement is guaranteed by the Sponsor and an affiliate of the Sponsor. As part of the guarantee agreement, the Sponsor and its affiliate must maintain minimum net worth and liquidity requirements on a combined or individual basis.
     The entire unpaid principal balance of all borrowings under the Credit Agreement and all accrued and unpaid interest thereon will be due and payable in full on November 12, 2010. Borrowings under the Credit Agreement will bear interest at a variable per annum rate equal to the sum of (a) 425 basis points plus (b) the greater of (1) 300 basis points or (2) 30-day LIBOR as reported by Reuters on the day that is two business days prior to the date of such determination, and accrued and unpaid interest on any past due amounts will bear interest at a variable LIBOR-based rate that in no event shall exceed the highest interest rate permitted by applicable law. The OP paid KeyBank a one time $150,000 commitment fee in connection with entering into the Credit Agreement and will pay KeyBank an unused commitment fee of 0.50% per annum.
     As of March 31, 2010, $15,000,000 was available under the Credit Agreement, subject to KeyBank’s review and approval described above. No amounts were borrowed during the three months ended March 31, 2010 or were outstanding under the Credit Agreement as of March 31, 2010 and December 31, 2009, respectively.
5. Related Party Arrangements
     Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.
     TNP Securities, LLC (“Dealer Manager”), the dealer manager of the offering and a related party, receives a commission of up to 7.0% of gross offering proceeds. Dealer Manager may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company will pay Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the DRIP. For the quarter ended March 31, 2010, the Company had paid the Dealer Manager $236,000 in sales commissions and $104,000 in dealer manager fees. The Company had $40,000 and $17,000 recorded in amounts due to related parties for sales commissions and dealer manager fees, respectively, as of March 31, 2010, as compared to $31,000 and $13,000 recorded in amounts due to related parties for sales commissions and dealer manager fees, respectively, as of December 31, 2009.
     Advisor will receive up to 3.0% of the gross offering proceeds for reimbursement of organization and offering expenses. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, and to the extent such expenses exceed 3.0% of gross offering proceeds, without recourse against or reimbursement by the Company. As of March 31, 2010, Advisor and its affiliates had incurred organizational and offering expenses of $1,704,000 (of which $214,000 were offering expenses that were recorded as a reduction to equity, $56,000 were organizational expenses that were recorded in general and administrative expense, and $1,434,000 were recorded as deferred organization and offering costs and in amounts due to affiliates as the amount of organization and offering costs has exceeded 3.0% of gross offering proceeds). As of December 31, 2009, Advisor and its affiliates had incurred organizational and offering expenses of $1,579,000 (of which $122,000 were offering expenses that were recorded as a reduction to equity, $32,000 were organizational expenses that are recorded in general and administrative expense, and $1,425,000 were recorded as deferred organization and offering costs and in amounts due to affiliates as the amount of organization and offering costs has exceeded 3.0% of gross offering proceeds).
     Advisor, or its affiliates, will also receive an acquisition fee equal to 2.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. During the three months ended March 31, 2010 and 2009, the Company did not incur any acquisition fees. In March 2010, TNP SRT Moreno paid Advisor the additional acquisition fee of $110,000 and the amount is included in prepaid expenses and other assets as of March 31, 2010.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     The Company expects to pay TNP Property Manager, LLC (“TNP Manager”), its property manager and a related party, a market-based property management fee of up to 5.0% of the gross revenues generated by the properties in connection with the operation and management of properties. TNP Manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers. For the three months ended March 31, 2010, the Company incurred property management fees of $12,000 to TNP Manager which are included in operating and maintenance expense. As of March 31, 2010 and December 31, 2009, $4,000 and $5,000, respectively, were recorded in amounts due to related parties.
     The Company will pay Advisor a monthly asset management fee of one-twelfth of 0.6% on all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates also will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. For the three months ended March 31, 2010, the Company incurred $20,000 in asset management fees and had accrued $29,000 in asset management fees as of March 31, 2010, none of which has been paid and is included in amounts due to related parties. As of December 31, 2009, $9,000 of asset management fees was included in amounts due to related parties.
     The Company reimburses Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives a separate fee. For the three months ended March 31, 2010, the Company had incurred and paid Advisor $23,000 for administrative services.
     The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2.0% of its average invested assets, or (2) 25.0% of its net income determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guidelines”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. In accordance with the Advisor Agreement, the Company will recognize on a quarterly basis amounts not exceeding the 2%/25% guidelines; however, the Company cannot yet evaluate whether its operating expenses have exceeded the 2%/25% guidelines because the Company has only been conducting our operations since November 2009.
6. Equity
Common Stock
     Under the Company’s charter, the Company has the authority to issue 400,000,000 shares of common stock. All shares of such stock have a par value of $0.01 per share. On October 16, 2008, the Company sold 22,222 shares of common stock to the Sponsor for an aggregate purchase price of $200,000. As of March 31, 2010, the Company had accepted investors’ subscriptions for, and issued, 902,617 shares of the Company’s common stock in the Company’s ongoing public offering, including shares issued through the DRIP.
     The Company’s board of directors is authorized to amend its charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Preferred Stock
     The Company’s charter authorizes it to issue 50,000,000 shares of $0.01 par value preferred stock. As of March 31, 2010 and December 31, 2009, no shares of preferred stock were issued and outstanding.
Share Redemption Plan
     The share redemption plan allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases will be made at the sole discretion of the Company’s board of directors. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of its common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. In addition, the Company’s board of directors reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. For the three months ended March 31, 2010 and 2009, the Company did not repurchase any shares of its common stock pursuant to the share redemption program nor had any such requests been received.
Distribution Reinvestment Plan
     The DRIP allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP in its public offering. For the three months ended March 31, 2010, $31,000 in distributions were reinvested and 3,316 shares of common stock were issued under the DRIP.
Distributions
     In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to the Company’s stockholders. Until the Company generates sufficient cash flow from operations to fully fund the payment of distributions, some or all of its distributions will be paid from other sources, including offering proceeds. The amount and timing of cash distributions will be determined by the Company’s board of directors and will depend on the amount of funds available for distribution, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness the Company may incur and other factors. As a result, the distribution rate and payment frequency may vary from time to time. Because the Company may receive income from interest or rents at various times during its fiscal year, distributions may not reflect its income earned in that particular distribution period but may be made in anticipation of cash flow which the Company expects to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, the Company may be required to borrow money, use proceeds from the issuance of securities or sell assets in order to make distributions.
     On August 13, 2009, the Company’s board of directors approved a monthly cash distribution of $0.05625 per common share, which represents an annualized distribution of $0.675 per share. The commencement of the distribution was subject to the Company raising a minimum of offering proceeds of $2,000,000, the sale of a sufficient number of shares in the Company’s public offering to finance an asset acquisition and the identification and completion of an asset acquisition. On November 12, 2009, the Company achieved the minimum offering amount of $2,000,000, and on November 19, 2009 the Company completed the acquisition of the Moreno Property, thus satisfying all of the conditions for the commencement of the monthly distribution. The distributions paid during the three months ended March 31, 2010 exceeded the Company’s net income since the Company had a loss for the period. Therefore, cash amounts distributed to stockholders were funded from proceeds from the offering.
     On December 31, 2009, the Company declared a monthly distribution in the aggregate amount of $24,000, of which $18,000 was paid in cash on January 15, 2010 and $6,000 was paid through the DRIP in the form of additional shares issued on December 31, 2009. On January 31, 2010, the Company declared a monthly distribution in the aggregate amount of $32,000, of which $25,000 was paid in cash on February 12, 2010 and $7,000 was paid through the DRIP in the form of additional shares issued on January 31, 2010. On February 28, 2010, the Company declared a monthly distribution in the aggregate amount of $40,000, of which $30,000 was paid in cash on March 15, 2010 and $10,000 was paid through our DRIP in the form of additional shares issued on February 28, 2010. On March 31, 2010, the Company declared a monthly

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
distribution in the aggregate amount of $47,000, of which $33,000 was paid in cash on April 14, 2010 and $14,000 was paid through the DRIP in the form of additional shares issued on March 31, 2010. On April 30, 2010, the Company declared a monthly distribution in the aggregate amount of $56,000, of which $39,000 was paid in cash on May 14, 2010 and $17,000 was paid through the DRIP in the form of additional shares issued on April 30, 2010.
     Distributions in excess of the Company’s taxable income, including distributions reinvested, have resulted in a return of capital to its stockholders for federal income tax purposes. The tax treatment for distributions reportable for March 31, 2010 was 100% return of capital.
7. Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common equivalent shares outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to stockholders in the Company’s computation of EPS.
     The following table sets forth the computation of the Company’s basic and diluted (loss) earnings per share:

	Three Months Ended March 31,
	2010	2009
Numerator for basic and diluted (loss) earnings per share calculations:
Net loss	$(577,000)	—
Less: Net loss attributable to noncontrolling interest	3,000	—

Net loss attributable to stockholders	(574,000)	—

Less: Allocation to participating securities	(2,000)	—

Loss attributable to stockholders	$(576,000)	—

Denominator for basic and diluted (loss) earnings per share calculations:
Weighted average shares outstanding — basic	709,573	22,000
Effect of dilutive shares:
Non-vested shares	—	—

Weighted average shares outstanding — diluted	709,573	22,000

Amounts attributable to stockholders per share — basic and diluted:
Net loss	$(0.81)	$—

Unvested shares from share–based compensation that were anti-dilutive	10,000	—

8. Incentive Award Plan
     The Company adopted an incentive plan on July 7, 2009 (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorized the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. The Company has reserved 2,000,000 shares of common stock for stock grants pursuant to the Incentive Award Plan. The Company granted each of its current independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of the $2,000,000 minimum offering amount on November 12, 2009. Each new independent director that subsequently joins the board of directors will receive the initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the Company’s annual stockholders meetings at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock. The restricted stock will vest to one-third of the shares on each anniversary of the grant date (the initial grant of 5,000 shares to each director will vest to one-third on the grant date and as to one-third of the shares on each of the next two anniversaries). The restricted stock will become fully vested in the event of an independent directors’ termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.
     For the three months ended March 31, 2010, the Company recognized compensation expense of $13,000 related to the restricted common stock grants, which is included in general and administrative expense in the Company’s accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
     As of March 31, 2010 and December 31, 2009, there was $72,000 and $85,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted common stock. As of March 31, 2010, this expense is expected to be realized over a remaining period of 2.62 years. As of March 31, 2010 and December 31, 2009, the fair value of the nonvested shares of restricted common stock was $90,000 and $90,000, respectively. No additional shares were issued or vested during the three months ended March 31, 2010.
9. Fair Value of Financial Instruments
     As of March 31, 2010, all of the Company’s outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on interest expense. The carrying value of the Company’s debt approximates fair value as of March 31, 2010, as all of the outstanding debt has a fixed interest rate which approximates market interest rates.
10. Commitments and Contingencies
Litigation
     The Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company, which if determined unfavorably to the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
Environmental Matters
     The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at the Company’s property, it is not currently aware of any environmental liability with respect to its property that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that it believes would require additional disclosure or the recording of a loss contingency.
11. Subsequent Events
Status of Offering
     The Company commenced its initial public offering of up to $1,100,000,000 in shares of common stock on August 7, 2009. As of May 10, 2010, the Company had accepted investors’ subscriptions for, and issued, 1,088,603 shares of our common stock, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $10,604,000.
Distributions Declared
     On March 31, 2010, the Company declared a monthly distribution in the aggregate amount of $47,000, of which $33,000 was paid in cash on April 14, 2010 and $14,000 was paid through the DRIP in the form of additional shares issued on March 31, 2010. On April 30, 2010, the Company declared a monthly distribution in the aggregate amount of $56,000, of which $39,000 was paid in cash on May 14, 2010 and $17,000 was paid through the DRIP in the form of additional shares issued on April 30, 2010.
Convertible Note
     With respect to the Convertible Note as detailed in Note 3, the conversion element of the Convertible Note expired on April 2, 2010. Because the note was not converted, TNP SRT Moreno paid Advisor an additional acquisition fee of $110,000.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) — (Continued)
Extension of Waianae Mall, Hawaii Purchase Agreement
     On April 26, 2010, TNP SRT Waianae Mall, LLC (“TNP SRT Waianae”), a wholly owned subsidiary of the OP, and the seller of the Waianae Mall located in Honolulu, Hawaii (the “Waianae Property”) entered into the Twelfth Amendment to the purchase agreement, (the “Twelfth Amendment”), which reinstates and amends the purchase agreement. The Twelfth Amendment extends the outside date to close the acquisition of the Waianae Property to May 28, 2010 in consideration of the release to the seller of $150,000 of funds deposited by TNP SRT Waianae into an escrow account, which amount is non-refundable and will be applied to the purchase price upon closing of the acquisition of the Waianae Property. TNP SRT Waianae has a refundable deposit of $100,000 remaining in the escrow account that will also be applied to the purchase price upon closing of the acquisition of the Waianae Property.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis should be read in conjunction with our consolidated financial statements and the notes thereto included in Part 1, Item 1 of this Form 10-Q and in our 2009 Annual Report on Form 10-K, as amended. As used herein, the terms “we,” “our,” and “us” refer to TNP Strategic Retail Trust, Inc. and, as required by context, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.
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
     The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:
•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	legislative or regulatory changes (including changes to the laws governing the taxation of REITs);

•	the availability of capital;

•	interest rates; and

•	changes to U.S. generally accepted accounting principles, or GAAP.
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
     All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section previously disclosed in our 2009 Annual Report on Form 10-K, as filed with the SEC on March 31, 2010, as amended by our Annual Report on Form 10-K/A filed with the SEC on May 17, 2010, or the Annual Report on Form 10-K, as the same may be further amended and supplemented from time to time. The inclusion of such forward-looking statements should not be regarded as representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.

Overview
     We are a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income producing retail properties, located primarily in the Western United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We plan to own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We intend to elect to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2009.
     On November 4, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to stockholders pursuant to our distribution reinvestment plan. On August 7, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. We are initially offering shares of our common stock at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan, or DRIP, at a price of $9.50 per share.
     On November 12, 2009, we achieved the minimum offering amount of $2,000,000 and offering proceeds were released to us from an escrow account. From the commencement of our public offering through March 31, 2010, we sold 902,617 shares for gross offering proceeds of $8,898,000, which includes 4,031 shares issued through the DRIP, for gross proceeds of $38,000.
     We intend to invest in a portfolio of income-producing retail properties, primarily located in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. In addition to investments in real estate directly or through joint ventures, we may also acquire or originate first mortgages or second mortgages, mezzanine loans or other real estate-related loans, which we refer to collectively as “real estate-related loans,” in each case provided that the underlying real estate meets our criteria for direct investment. We may also invest in any other real property or other real estate-related assets that, in the opinion of our board of directors, meets our investment objectives and is in the best interests of our stockholders. As of March 31, 2010, our portfolio included one property, the Moreno Marketplace, or Moreno property, a multi-tenant retail center located in Moreno Valley, California encompassing 94,574 square feet, including 78,743 of rentable square feet.
     Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we have a limitation on borrowing, which precludes us from borrowing, in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, our charter allows us to temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2010 and December 31, 2009, we exceeded the 300% limit due to the exclusion of intangible assets that were incurred with the acquisition of the Moreno property. Because these intangible assets were part of the purchase price and because our overall indebtedness is less than 75% of the book value of our assets at March 31, 2010 and December 31, 2009, this excess borrowing has been approved by our independent directors.
     On December 14, 2009, we assumed the rights to a purchase and sale agreement for the acquisition of Waianae Mall, an approximately 170,275 square foot multi-tenant retail center consisting of 11 buildings located in Honolulu, Hawaii, or the Waianae property. An affiliate of our sponsor entered into a purchase agreement to purchase the Waianae property for an aggregate purchase price of $25,688,000, including the assumption of debt on the property. In connection with this potential acquisition, we formed TNP SRT Waianae Mall, LLC, or TNP SRT Waianae, a wholly-owned subsidiary of our operating partnership, to complete the acquisition.
     We intend to purchase the Waianae property using debt financing and funds raised through our public offering of common stock. We anticipate paying an acquisition fee of 2.5%, or $642,000, of the purchase price to our advisor, TNP Strategic Retail Advisor, LLC. We expect to close the acquisition in the second quarter of 2010, however, there is no assurance that the closing will occur within this timeframe, or at all.

This potential acquisition is subject to substantial conditions to closing including: (1) the sale of a sufficient number of shares of our common stock in our public offering to fund a portion of the purchase price for the Waianae property; (2) the final approval of the loan servicer for the existing indebtedness on the Waianae property to be assumed by us and the receipt of other applicable third-party consents; and (3) the absence of a material adverse change to the Waianae property prior to the date of the acquisition.
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
     Our office is located at 1900 Main Street, Suite 700, Irvine, California 92614, and our main telephone number is (949) 833-8252.
Results of Operations
     Our results of operations for the three months ended March 31, 2010 are not indicative of those expected in future periods as we commenced operations on November 19, 2009 in connection with our first property acquisition. For the three months ended March 31, 2009, we had been formed but had not yet commenced our ongoing initial public offering or real estate operations. As a result, we had no results of operations for that period.
Revenue
     Revenue was $298,000 for the three months ended March 31, 2010 and is comprised solely of rental income from the Moreno property. The occupancy for the Moreno property was 70.9% based on 78,743 of rentable square feet as of March 31, 2010 (the Moreno property is comprised of 94,574 total square feet with 78,743 square feet of building improvements and 15,831 square feet of finished but unimproved pad sites). We expect rental income to increase in future periods as we acquire real estate investments in the future.
General and administrative expenses
     General and administrative expenses were $381,000 for the three months ended March 31, 2010. These general and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors’ fees, insurance, due diligence costs for potential acquisitions and organization expenses. We expect general and administrative expenses to increase in the future based on a full year of real estate operations and as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.
Acquisition expenses
     Acquisition expenses were $12,000 for the three months ended March 31, 2010, all of which were incurred in connection with the acquisition of the Moreno property.
Operating and maintenance expenses
     Operating and maintenance expenses were $161,000 for the three months ended March 31, 2010. Included in operating and maintenance expense are asset management and property management fees incurred and payable to our advisor and its affiliates of $20,000 and $4,000, respectively. We expect asset management and property management fees to increase in future years as a result of owning our investments for a full year and as a result of anticipated future acquisitions.

Depreciation and amortization expense
     Depreciation and amortization expense was $102,000 for the three months ended March 31, 2010. We expect these amounts to increase in future years as a result of owning our property for a full year and as a result of anticipated future acquisitions.
Interest expense
     Interest expense was $221,000 for the three months ended March 31, 2010, which included the amortization of deferred financing costs of $60,000. Our real estate property acquisition was financed with $11,126,000 of indebtedness. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.
Interest income
     Interest income for the three months ended March 31, 2010 was $2,000 and related primarily to interest earned on cash deposits held for future acquisitions.
Net loss
     We had a net loss of $577,000 for the three months ended March 31, 2010. Our operating loss is due primarily to the reasons set forth above and the fact that we own one real estate investment and we commenced real estate operations on November 19, 2009.
Liquidity and Capital Resources
     We commenced real estate operations with the acquisition of our first property on November 19, 2009. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through the DRIP, and through the assumption of debt.
     As of March 31, 2010, we had cash and cash equivalents on hand of $3,798,000.
     Net cash provided by financing activities for the three months ended March 31, 2010 were $3,311,000, consisting primarily of net offering proceeds of $3,858,000, which was used to fund $73,000 in distributions to stockholders (net of reinvested distributions), $444,000 in offering costs, and $30,000 for the repayment of indebtedness.
     Net cash used in operating activities for the three months ended March 31, 2010 was $619,000, which was primarily due to the net loss incurred as a result of the fact that we own one real estate investment and we commenced real estate operations on November 19, 2009.
Debt
Line of Credit
     On November 12, 2009, the operating partnership entered into a revolving credit agreement, or the credit agreement, with KeyBank National Association, or Key Bank, as administrative agent for itself and the other lenders named in the credit agreement, or the lenders, to establish a revolving credit facility with a maximum aggregate borrowing capacity of up to $15,000,000. The proceeds of the revolving credit facility may be used by the operating partnership for investments in properties and real estate-related assets, improvement of properties, costs involved in the ordinary course of the operating partnership business and for other general working capital purposes; provided, however, that prior to any funds being advanced to the operating partnership under the revolving credit facility, KeyBank shall have the authority to review and approve, in its sole discretion, the investments that the operating partnership proposes to make with such funds, and the operating partnership shall be required to satisfy certain enumerated conditions set forth in the credit agreement, including, but not limited to, limitations on outstanding indebtedness with respect to a proposed property acquisition, a ratio of net operating income to debt service on the prospective property of at least 1.35 to 1.00 and a requirement that the prospective property be 100% owned, directly or indirectly, by the operating partnership.

     The credit agreement contains customary covenants including, but not limited to, limitations on distributions, the incurrence of debt and the granting of liens. Additionally, the credit agreement contains certain covenants relating to the amount of offering proceeds we receive in our continuous offering of common stock. The operating partnership received a waiver from KeyBank relating to the covenant in the credit agreement requiring us to raise at least $2,000,000 in shares of common stock in our public offering during each of January, February and March 2010 and at least $3,000,000 in April 2010. In addition, the operating partnership received a waiver relating to the covenant requiring us to maintain a 1.3 to 1 debt service coverage ratio for the three months ended March 31, 2010. The credit agreement is guaranteed by our sponsor and an affiliate of the sponsor. As part of the guarantee agreement, our sponsor and its affiliate must maintain minimum net worth and liquidity requirements on a combined or individual basis.
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
     As of March 31, 2010, $15,000,000 was available under the KeyBank credit facility, subject to KeyBank’s review and approval described above. No amounts were borrowed during the three months ended March 31, 2010 or were outstanding on this facility as of March 31, 2010 and December 31, 2009, respectively.
     As of March 31, 2010, our outstanding indebtedness totaled $10,460,000, which consisted of $9,210,000 of outstanding mortgage debt on the Moreno property and $1,250,000 of outstanding indebtedness pursuant to a subordinated convertible note. For more information on our outstanding debt, see Note 3 of our consolidated financial statements in our Annual Report on Form 10-K.
Contractual obligations
     Our contractual obligations are disclosed in our Annual Report on Form 10-K. There have been no material changes to our contractual obligations since December 31, 2009.
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
     The complete list of our Critical Accounting Policies was previously disclosed in our Annual Report on Form 10-K and there have been no material changes to our Critical Accounting Policies as disclosed therein.
Interim Financial Information
     The financial information as of and for the period ended March 31, 2010 included in this quarterly report is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the period. These interim unaudited consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K.
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
Distributions
     We make regular cash distributions to our stockholders on a monthly basis. On August 13, 2009, our board of directors approved a monthly cash distribution of $0.05625 per common share, which represents an annualized distribution of $0.675 per share.
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

     On December 31, 2009, we declared a monthly distribution in the aggregate amount of $24,000, of which $18,000 was paid in cash on January 15, 2010 and $6,000 was paid through our DRIP in the form of additional shares issued on December 31, 2009. On January 31, 2010, we declared a monthly distribution in the aggregate amount of $32,000, of which $25,000 was paid in cash on February 12, 2010 and $7,000 was paid through our DRIP in the form of additional shares issued on January 31, 2010. On February 28, 2010, we declared a monthly distribution in the aggregate amount of $40,000, of which $30,000 was paid in cash on March 15, 2010 and $10,000 was paid through our DRIP in the form of additional shares issued on February 28, 2010. On March 31, 2010, the Company declared a monthly distribution in the aggregate amount of $47,000, of which $33,000 was paid in cash on April 14, 2010 and $14,000 was paid through the DRIP in the form of additional shares issued on March 31, 2010. On April 30, 2010, the Company declared a monthly distribution in the aggregate amount of $56,000, of which $39,000 was paid in cash on May 14, 2010 and $17,000 was paid through our DRIP in the form of additional shares issued on April 30, 2010.
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
     As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of adjusted FFO based on the following economic considerations:
     Acquisition costs: In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiates costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for these types of investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations are expensed. We believe by excluding expensed acquisition costs, adjusted FFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.
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

     Our calculation of FFO, and adjusted FFO, is presented in the following table for the three months ended March 31, 2010 and 2009:

	2010	2009
Net Loss	$(577,000)	$—
Add:
Depreciation and amortization of real estate assets	102,000	—

FFO	(475,000)	—
Add:
Acquisition expenses	12,000	—

Adjusted FFO	$(463,000)	$—

FFO per share — basic and diluted	$(0.66)	$—

Weighted-average number of shares outstanding — basic and diluted	709,573	22,000

Off-Balance Sheet Arrangements
     As of March 31, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Subsequent Events
Status of Offering
     We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on August 7, 2009. As of May 10, 2010, we had accepted investors’ subscriptions for, and issued, 1,088,603 shares of our common stock, including shares issued pursuant to the DRIP, resulting in gross offering proceeds of $10,604,000.
Distributions Declared
     On March 31, 2010, we declared a monthly distribution in the aggregate amount of $47,000, of which $33,000 was paid in cash on April 14, 2010 and $14,000 was paid through the DRIP in the form of additional shares issued on March 31, 2010. On April 30, 2010, we declared a monthly distribution in the aggregate amount of $56,000, of which $39,000 was paid in cash on May 14, 2010 and $17,000 was paid through the DRIP in the form of additional shares issued on April 30, 2010.
Convertible Note
     With respect to the convertible note as detailed in Note 3 of our consolidated financial statements, the conversion element of the convertible note expired on April 2, 2010. Because the note was not converted, TNP SRT Moreno paid Advisor an additional acquisition fee of $110,000.
Extension of Waianae Property Purchase Agreement
     On April 26, 2010, TNP SRT Waianae and the seller of the Waianae property entered into the Twelfth Amendment to the Purchase Agreement, or the Twelfth Amendment, which reinstates and amends the purchase agreement. The Twelfth Amendment extends the outside date to close the acquisition of the Waianae property to May 28, 2010 in consideration of the release to the seller of $150,000 of funds deposited by TNP SRT Waianae into an escrow account, which amount is non-refundable and will be applied to the purchase price upon closing of the acquisition of the Waianae property. TNP SRT Waianae has a refundable deposit of $100,000 remaining in the escrow account that will also be applied to the purchase price upon closing of the acquisition of the Waianae property.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. As of March 31, 2010, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense.
     The carrying value of our debt approximates fair value as of March 31, 2010, as all of our debt has a fixed interest rate and the rate approximates market interest rates.
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

ITEM 4T. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
     As of the end of the period covered by this report, our management, including our chief executive officer and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act).
Internal Control Over Financial Reporting
     We have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     None.
ITEM 1A. RISK FACTORS.
     There have been no material changes in our risk factors as previously disclosed in Part 1, Item 1A Risk Factors of the Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     For the three months ended March 31, 2010, we did not sell any equity securities that were not registered under the Securities Act and we did not repurchase any of our shares pursuant to our share redemption program.
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
     As of March 31, 2010, we had sold 902,617 shares of common stock in our initial public offering and through our DRIP, raising gross proceeds of $8,898,000. From this amount, we have incurred $773,000 in selling commissions and dealer manager fees to our dealer manager, $1,704,000 in organization and offering costs (of which $214,000 are offering expenses that are recorded as a reduction to equity and $1,434,000 recorded as deferred organization and offering costs and in amounts due to affiliates as the amount of organization and offering costs has exceeded 3% of gross offering proceeds).
     As of March 31, 2010, we had offering proceeds including proceeds from our distribution reinvestment plan, net of selling commissions, the dealer manager fee and organization and offering costs, from our offering of $6,421,000. As of March 31, 2010, we have used the net proceeds from our initial public offering and debt financing to purchase $12,500,000 in real estate, and paid $420,000 of acquisition expenses. For more information regarding how we used our net offering proceeds through March 31, 2010, see our financial statements included in this Quarterly Report.
     In connection with raising the minimum offering amount of $2,000,000 in our public offering, on November 12, 2009 we issued 5,000 shares of restricted stock to each of our three independent directors pursuant to our Amended and Restated Director Compensation Plan, which is a sub-plan of our 2009 Long-Term Incentive Award Plan, or the Incentive Award Plan.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. Reserved.
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

TNP Strategic Retail Trust, Inc.
Date: May 17, 2010	By:	/s/ Anthony W. Thompson
Anthony W. Thompson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	By:	/s/ Wendy J. Worcester
Wendy J. Worcester
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002