Form 10-Q
period 2010-06-30
TNP Strategic Retail Trust, Inc.
filed 2010-08-16
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-154975

TNP STRATEGIC RETAIL TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	90-0413866
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1900 Main Street, Suite 700
Irvine, California, 92614	(949) 833-8252
(Address of principal executive offices; zip code)	(Registrant’s telephone number, including area code)

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

As of August 11, 2010, there were 1,833,472 shares of the Registrant’s common stock issued and outstanding.

TNP STRATEGIC RETAIL TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three and six months ended June 30, 2010, have been prepared by TNP Strategic Retail Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010, as amended by the Annual Report on Form 10K/A, filed with the SEC on May 17, 2010 (the “Form 10-K”). The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Company cautions investors not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Item 1A – Risk Factors” section of the Form 10-K.

TNP STRATEGIC RETAIL TRUST, INC.

Condensed Consolidated Unaudited Balance Sheets

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$2,320,000	$1,106,000
Prepaid expenses and other assets	735,000	360,000
Accounts receivable	252,000	11,000
Investments in real estate
Land	13,667,000	3,080,000
Building and improvements	18,750,000	6,124,000
Tenant improvements	1,430,000	656,000

	33,847,000	9,860,000
Accumulated depreciation	(231,000)	(28,000)

Investments in real estate, net	33,616,000	9,832,000
Lease intangibles, net	6,298,000	2,617,000
Deferred costs
Organization and offering	1,551,000	1,425,000
Financing fees, net	340,000	254,000

Total deferred costs, net	1,891,000	1,679,000

Total assets	$45,112,000	$15,605,000

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$359,000	$326,000
Amounts due to related parties	1,714,000	1,489,000
Other liabilities	174,000	12,000
Acquired below market lease intangibles, net	2,451,000	—
Notes payable	30,802,000	10,490,000

Total liabilities	35,500,000	12,317,000

Commitments and contingencies
Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 1,499,290 and 524,752 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	15,000	5,000
Additional paid-in capital	13,089,000	4,512,000
Accumulated deficit	(3,490,000)	(1,231,000)

Total stockholders’ equity	9,614,000	3,286,000
Noncontrolling interests	(2,000)	2,000

Total equity	9,612,000	3,288,000

Total liabilities and equity	$45,112,000	$15,605,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

Condensed Consolidated Unaudited Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Rental	$618,000	$—	$916,000	$—

Expenses:
General and administrative	298,000	—	679,000	—
Acquisition expenses	822,000	—	834,000	—
Operating and maintenance	247,000	—	408,000	—
Depreciation and amortization	270,000	—	372,000	—

Total operating expense	1,637,000	—	2,293,000	—

Operating loss	(1,019,000)	—	(1,377,000)	—

Other income and (expense)
Interest income	1,000	—	3,000	—
Interest expense	(349,000)	—	(570,000)	—

Total other expense	(348,000)	—	(567,000)	—

Net loss	(1,367,000)	—	(1,944,000)	—
Net loss attributable to noncontrolling interest	1,000	—	4,000	—

Net loss attributable to stockholders’	$(1,366,000)	$—	$(1,940,000)	$—

Net loss per common share — basic and diluted	$(1.18)	$—	$(2.09)	$—

Weighted-average number of common shares outstanding — basic and diluted	1,159,403	22,000	929,727	22,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

Condensed Consolidated Unaudited Statement of Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value
BALANCE — January 1, 2010	524,752	$5,000	$4,512,000	$(1,231,000)	$3,286,000	$2,000	$3,288,000
Issuance of common stock	965,093	10,000	9,481,000	—	9,491,000	—	9,491,000
Offering costs	—	—	(1,022,000)	—	(1,022,000)	—	(1,022,000)
Deferred stock compensation	—	—	28,000	—	28,000	—	28,000
Issuance of common stock under the DRIP	9,445	—	90,000	—	90,000	—	90,000
Distributions	—	—	—	(319,000)	(319,000)	—	(319,000)
Net loss	—	—	—	(1,940,000)	(1,940,000)	(4,000)	(1,944,000)

BALANCE — June 30, 2010	1,449,290	$15,000	$13,089,000	$(3,490,000)	$9,614,000	$(2,000)	$9,612,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

Condensed Consolidated Unaudited Statements of Cash Flows

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,944,000)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees and lease intangibles	120,000	—
Depreciation and amortization	372,000	—
Stock based compensation	28,000	—
Changes in assets and liabilities:
Prepaid expenses and other assets	41,000	—
Accounts receivables	(66,000)	—
Accounts payable and accrued expenses	(7,000)	—
Due to related parties	88,000	—
Other liabilities	50,000	—

Net cash used in operating activities	(1,318,000)	—

Cash flows from investing activities:
Investments in real estate	(5,462,000)	—

Net cash used in investing activities	(5,462,000)	—

Cash flows from financing activities:		—
Proceeds from issuance of common stock	9,491,000	—
Distributions	(189,000)	—
Payment of offering costs	(1,011,000)	—
Financing fees	(209,000)	—
Repayment of notes payable	(88,000)	—

Net cash provided by financing activities	7,994,000	—

Net increase in cash and cash equivalents	1,214,000	—
Cash and cash equivalents — beginning of period	1,106,000	201,000

Cash and cash equivalents — end of period	$2,320,000	$201,000

Supplemental disclosure of non-cash financing activities:
Deferred organization and offering costs accrued	$126,000	$—
Common stock issued through distribution reinvestment plan	$90,000	$—
Distributions declared and unpaid	$58,000	$—
Note payable assumed upon investment in real estate	$20,741,000	$—
Accrued sales commissions and dealer manager fees	$55,000	$—
Supplemental cash flow disclosures:
Cash paid for interest	$323,000	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

June 30, 2010

NOTE 1 - ORGANIZATION AND BUSINESS

TNP Strategic Retail Trust, Inc. (the “Company”) was formed on September 18, 2008, as a Maryland corporation. The Company believes it qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and intends to elect REIT status beginning with the taxable year ended December 31, 2009, the year in which the Company began material operations. As discussed in Note 8, the Company was initially capitalized by the sale of stock to Thompson National Properties, LLC (the “Sponsor”) on October 16, 2008. The Company’s fiscal year end is December 31.

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

On November 12, 2009, the Company achieved the minimum offering amount of $2,000,000 and offering proceeds were released to the Company from an escrow account. From commencement of the offering through June 30, 2010, the Company had accepted investors’ subscriptions for, and issued, 1,499,290 shares of the Company’s common stock, including shares issued pursuant to the DRIP, resulting in gross offering proceeds of $14,627,856.

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

As of June 30, 2010, the Company’s portfolio included two properties, Moreno Marketplace, a multi-tenant retail center located in Moreno Valley, California comprising 78,743 of rentable square feet, and Waianae Mall, a multi-tenant retail center located in Honolulu, Hawaii comprising 170,275 of rentable square feet.

The Company’s advisor is TNP Strategic Retail Advisor, LLC, a Delaware limited liability company (“Advisor”). Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business is conducted through TNP Strategic Retail Operating Partnership, LP, the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP OP”). Advisor has invested $1,000 in the OP in exchange for common units and TNP OP has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds of the offering to the OP as a capital contribution. As of June 30, 2010 and December 31, 2009, the Company owned 99.9% and 99.8%, respectively, of the limited partnership interest in the OP. As of June 30, 2010 and December 31, 2009, Advisor owned 0.1% and 0.2%, respectively, of the limited partnership interest in the OP. TNP OP owned 100% of the outstanding Special Units as of June 30, 2010 and December 31, 2009.

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

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

Our accounting policies have been established to conform with U.S. generally accepted accounting principles (“GAAP”). These condensed consolidated unaudited financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such results may be less favorable. Our accompanying condensed consolidated unaudited financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Form 10-K, as filed with the SEC on March 31, 2010, as amended by the Annual Report on Form 10-K/A, filed with the SEC on May 17, 2010 (the “Form 10-K”).

The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions is different, it is possible that different accounting policies will be applied or different amounts of assets, liabilities, revenues and expenses will be recorded, resulting in a different presentation of the financial statements or different amounts reported in the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Company’s results of operations to those of companies in similar businesses.

The complete list of our Significant Accounting Policies was previously disclosed in the Company’s Form 10-K, and there have been no material changes to our Significant Accounting Policies as disclosed therein.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents represents current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. As of June 30, 2010, the Company had $1,710,000 in excess of federally insured limits. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash.

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

No impairment indicators were identified by the Company for the three and six months ended June 30, 2010 and 2009.

Share Redemption Plan

The share redemption plan allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases will be made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of its common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. In addition, the Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. For the three and six months ended June 30, 2010 and 2009, the Company did not repurchase any shares of its common stock pursuant to the share redemption program nor had any such requests been received.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2010

NOTE 3 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The disclosure for assets and liabilities measured at fair value requires allocation to a three-level valuation hierarchy. This valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. Categorization within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

We believe that the carrying values reflected on our condensed consolidated unaudited balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for our notes payable, which are disclosed below:

At June 30, 2010	Carrying value per balance sheet	Estimated fair value
Notes payable	$30,802,000	$30,802,000

At December 31, 2009	Carrying value per balance sheet	Estimated fair value
Notes payable	$10,490,000	$10,490,000

The estimated fair value of our notes payable is based upon indicative market prices.

NOTE 4 – REAL ESTATE ACQUISITIONS

2010 Property Acquisitions

During the six months ended June 30, 2010, the Company acquired one property, Waianae Mall (the “Waianae Property”), for an aggregate purchase price of $25,688,000, plus closing costs. The Company financed the acquisition of the Waianae Property with net proceeds from its ongoing public offering and through the assumption of a $20,741,000 loan.

The purchase price of the Waianae Property was allocated as follows:

Land	$10,587,000
Building & improvements	12,626,000
Tenant improvements	774,000

23,987,000
Acquired lease intangibles	3,842,000
Acquired below market lease intangibles	(2,486,000)
Premium on assumed debt	345,000

$25,688,000

The estimated useful lives for the acquired lease intangibles range from approximately one month to thirteen years. As of the date of acquisition, the weighted-average amortization period for acquired lease intangibles and acquired below market leases were 5.7 years and 5.7 years, respectively.

2009 Property Acquisitions

As of December 31, 2009, the Company had acquired one property, Moreno Marketplace (the “Moreno Property”), for an aggregate purchase price of $12,500,000, plus closing costs. The Company financed the acquisition of the Moreno Property with net proceeds from its ongoing public offering and through the issuance of $10,500,000 of debt.

The purchase price of the Moreno Property was allocated as follows:

Land	$3,080,000
Building & improvements	6,124,000
Tenant improvements	656,000

9,860,000
Acquired lease intangibles	2,640,000

$12,500,000

Proforma Information

The following condensed proforma financial information is presented as if the acquisition of the Waianae Property had been consummated as of January 1, 2010 for the proforma three and six months ended June 30, 2010.

The Company estimated that revenues and net loss, on a pro forma basis, for the three months ended June 30, 2010, would have been $1,464,000 and $1,361,000, respectively.

The Company estimated that revenues and net loss, on a pro forma basis, for the six months ended June 30, 2010, would have been $2,807,000 and $2,070,000, respectively.

The Company commenced operations on November 19, 2009 in connection with its first property acquisition. As a result, the Company had no results of operations for the three and six months ended June 30, 2009.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2010

NOTE 5 – NOTES PAYABLE

Moreno Property Loan

In connection with the acquisition of the Moreno Property, on November 19, 2009, TNP SRT Moreno Marketplace, LLC, a wholly owned subsidiary of the OP (“TNP SRT Moreno”), borrowed $9,250,000 from KeyBank National Association (“KeyBank”) pursuant to a promissory note (the “Moreno Property Note”), secured by the Moreno Property. The entire outstanding principal balance of the Moreno Property Note, plus any accrued and unpaid interest thereon, is due and payable in full on November 19, 2011 (the “initial maturity date”), although TNP SRT Moreno has the option, subject to the satisfaction of certain conditions, to extend the maturity date for up to two successive periods of twelve months each (each an “Extension Period”). During the first Extension Period, if any, interest on the outstanding principal balance will accrue at a rate of 7.0% per annum. During the second Extension Period, if any, interest on the outstanding principal balance will accrue at a rate equal to the greater of (1) 7.50% per annum and (2) a variable per annum rate based upon LIBOR as reported by Reuters. A principal payment of $10,000 plus interest, at the applicable interest rate, on the outstanding principal balance of the Moreno Property Note is due and payable monthly. Interest on the outstanding principal balance of the Moreno Property Note accrues at a rate of 5.5% per annum through the initial maturity date. The Moreno Property Note is secured by a first deed of trust on the Moreno Property and an assignment of all leases and rents of and from the Moreno Property in favor of KeyBank.

As of June 30, 2010 and December 31, 2009, there was $9,180,000 and $9,240,000 outstanding on the Moreno Property Note, respectively.

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

At any time after January 2, 2010 but before April 2, 2010, MRP had the option to convert the unpaid principal balance due on the Convertible Note (which is referred to herein as the “conversion amount”) into a capital contribution by MRP to TNP SRT Moreno to be credited to a capital account with TNP SRT Moreno. At any time after February 2, 2010, but before April 2, 2010, TNP SRT Moreno had the option to convert the conversion amount into a capital contribution by MRP to TNP SRT Moreno to be credited to a capital account with TNP SRT Moreno. Any accrued but unpaid interest on the Convertible Note would have been payable to MRP in cash upon the conversion of the conversion amount. The Convertible Note was not converted prior to April 2, 2010. Additionally, because the Convertible Note was not converted, TNP SRT Moreno paid Advisor an additional acquisition fee of $110,000, which is included in acquisition expense for the three months ended June 30, 2010. As of June 30, 2010 and December 31, 2009, there was $1,250,000 outstanding on the Convertible Note.

Assumption of Waianae Loan

In connection with the acquisition of the Waianae Property on June 4, 2010, TNP SRT Waianae Mall, LLC (“TNP SRT Waianae”) a wholly owned subsidiary of the OP, entered into a Note and Mortgage Assumption Agreement (the “Assumption Agreement”). The Assumption Agreement provided for TNP SRT Waianae’s assumption of all of the seller’s indebtedness and obligations (the “Waianae Loan”) under the loan agreement, dated September 19, 2005, by and between the seller of the Waianae Property (the “Seller”) and Bank of America N.A., successor by merger to LaSalle Bank National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Pass-Through Certificates, Series 2006-IQ11 (“Lender”) (as amended by the Assumption Agreement, the “Loan Agreement”) and the other loan documents related to the Waianae Loan (collectively, as amended, the “Loan Documents”). Pursuant to the Assumption Agreement, TNP SRT Waianae paid the Lender an assumption fee of $104,000, or 0.5% of the outstanding principal balance of the Waianae Loan, and a modification fee of $31,000, or 0.15% of the outstanding principal balance of the Waianae Loan. The Assumption Agreement also provides for a release by each of Seller and TNP SRT Waianae and their respective successors and assigns (collectively, the “Borrower Parties”) of Lender and its affiliates, officers, directors, employees and representatives from any debts, claims or causes of action of any kind which any borrower party has, including, without limitation, matters relating to the Waianae Loan or the Waianae Property.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2010

The original principal amount of the Waianae Loan was $22,200,000 and the outstanding principal balance of the Waianae Loan as of the assumption was approximately $20,741,000. The entire unpaid principal balance of the Waianae Loan and all accrued and unpaid interest thereon is due and payable in full on October 5, 2015 (the “Maturity Date”). Pursuant to the Loan Agreement, TNP SRT Waianae will make monthly debt service payments on the Waianae Loan in an amount equal to $125,000, which amount is calculated based upon an interest rate equal to 5.3922% per annum (the “Interest Rate”) and a 360-month amortization schedule. After the occurrence of and during the continuance of any event of default under the Loan Agreement, the unpaid principal balance of the Waianae Loan and all accrued and unpaid interest thereon will bear interest at a rate per annum equal to the lesser of (1) the maximum rate permitted by applicable law and (2) the Interest Rate plus 5.0%, compounded monthly. Provided that no event of default has occurred and is continuing, beginning with the monthly payment date that is closest to 120 days prior to the Maturity Date (the “Open Payment Date”), TNP SRT Waianae may, upon ten (10) days prior written notice to the Lender, prepay the Waianae Loan in full without any penalty. Any prepayment of the Waianae Loan by TNP SRT Waianae prior to the Open Payment Date will be subject to a prepayment penalty calculated in accordance with the Loan Agreement. Provided that no event of default has occurred and is continuing and subject to the satisfaction of certain terms and conditions set forth in the Loan Agreement, TNP SRT Waianae may voluntarily defease all or a portion of the outstanding principal amount of the Waianae Loan.

The Loan Agreement contains customary covenants by TNP SRT Waianae, including, without limitation, covenants regarding the payment of taxes on the Waianae Property, the maintenance and repair of the Waianae Property, the performance of other agreements, the prior approval by the Lender of new material leases at the Waianae Property or any renewal or modification to any existing material lease at the Waianae Property, compliance with applicable environmental laws and environmental monitoring, prohibitions on the purchase or ownership of additional properties and limitations on the cancellation or forgiveness of debt. In addition, pursuant to the Loan Agreement, TNP SRT Waianae covenants, among other things, (1) to diligently perform and enforce the terms and conditions of the management agreement (the “Management Agreement”) by and between TNP SRT Waianae and TNP Property Manager, LLC, as property manager (the “ Property Manager”), (2) not to amend, modify, renew or cancel the Management Agreement in any way without the Lender’s prior written consent and (3) not to engage a new manager for the Waianae Property without Lender’s prior consent. In addition, the Loan Agreement provides that if (1) TNP SRT Waianae fails to maintain a Debt Service Coverage Ratio (as defined in the Loan Agreement) of at least 1.10:1, (2) an event of default has occurred and is continuing or (3) the Property Manager is in default under the Management Agreement, TNP SRT Waianae will, at Lender’s request, replace the Property Manager with a new manager of the Waianae Property acceptable to Lender in its sole discretion. Pursuant to the Loan Agreement, TNP SRT Waianae has agreed to indemnify and hold harmless Lender, each of the Lender’s affiliates and any person who controls the Lender or its affiliates from any and all liabilities, damages or claims of any kind relating to or arising out of the Waianae Loan.

The Loan Agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, failure to maintain the required insurance policies, breaches of covenants, breaches of representations and warranties and bankruptcy-related defaults. In addition, the Loan Agreement provides that any sale, assignment or transfer of any direct or indirect interest in the Waianae Property, TNP SRT Waianae, the Operating Partnership or the Company will, subject to exceptions for certain permitted transfers that do not result in a Change in Control (as defined in the Loan Agreement), be an event of default. Upon an uncured event of default under the Loan Agreement, Lender may, at its option, declare that all amounts outstanding under the Waianae Loan are immediately due and payable in full.

The performance of the obligations of TNP SRT Waianae under the Loan Agreement are secured by (1) a mortgage, assignment of leases and rents and security agreement in favor of the Lender, (2) a guaranty of recourse obligations (the “Guaranty”) granted in favor of the Lender by Joseph Daneshgar (the “Original Guarantor”), provided that, subject to certain exceptions, the Original Guarantor is not liable for any acts or events occurring or obligations arising after the assumption, (3) a joint and several recourse guaranty (the “TNP Guaranty”) granted in favor of the Lender by the Company, the OP, Anthony W. Thompson, the Company’s chairman and chief executive officer, and TNP Property Manager, LLC (collectively, the “New Indemnitors”), in instances in which the Lender may pursue a monetary judgement under the Loan Agreement, including, without limitation, upon a Change in Control and other specified acts (“Recourse Events”), and (4) a joint and several guaranty of the full and prompt payment of up to ten percent (10%) of the outstanding principal balance of the Waianae Loan upon an event of default in instances when a Recourse Event has not occurred, plus any costs incurred by Lender in enforcing the guaranty (the “Payment Guaranty”), granted in favor of the Lender by the New Indemnitors (excluding TNP Property Manager, LLC). In connection with the TNP Guaranty, the New Indemnitors are required to maintain, in the aggregate, a net worth (as defined in the Assumption Agreement) of at least $25,000,000 (the “Minimum Net Worth”) throughout the term of the Waianae Loan. The failure of the New Indemnitors to maintain the Minimum Net Worth at any time during the term of the Waianae Loan will constitute an event of default under the Guaranty and the other Loan Documents.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2010

In connection with entering into the Loan Agreement, on May 28, 2010, Mr. Thompson acquired 111,111 shares of the Company’s common stock at $9.00 per share for an aggregate purchase price of $1,000,000 in the Company’s initial public offering. If Mr. Thompson no longer owns $1,000,000 in shares of the common stock of the Company an event of default pursuant to a Change in Control will have occurred pursuant to the Loan Agreement.

NOTE 6 – LINE OF CREDIT

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

The Credit Agreement contains customary covenants including, but not limited to, limitations on distributions, the incurrence of debt and the granting of liens. Additionally, the Credit Agreement contains certain covenants relating to the amount of offering proceeds the Company receives in its continuous offering of common stock. The OP received a waiver from KeyBank relating to the covenant in the Credit Agreement requiring the Company to raise at least $2,000,000 in shares of common stock in its public offering during each of January and February and $3,000,000 during March, April, May, June and July 2010.

In addition, the OP received a waiver relating to the covenant requiring the Company to maintain a 1.3 to 1 debt service coverage ratio, to maintain a maximum leverage ratio and to maintain a minimum net worth as of and for the three months ended June 30, 2010. The Credit Agreement is guaranteed by the Sponsor and an affiliate of the Sponsor. As part of the guarantee agreement, the Sponsor and its affiliate must maintain minimum net worth and liquidity requirements on a combined or individual basis.

The entire unpaid principal balance of all borrowings under the Credit Agreement and all accrued and unpaid interest thereon will be due and payable in full on November 12, 2010. Borrowings under the Credit Agreement will bear interest at a variable per annum rate equal to the sum of (a) 425 basis points plus (b) the greater of (1) 300 basis points or (2) 30-day LIBOR as reported by Reuters on the day that is two business days prior to the date of such determination, and accrued and unpaid interest on any past due amounts will bear interest at a variable LIBOR-based rate that in no event shall exceed the highest interest rate permitted by applicable law. The OP paid KeyBank a one-time $150,000 commitment fee in connection with entering into the Credit Agreement and will pay KeyBank an unused commitment fee of 0.50% per annum.

As of June 30, 2010, $15,000,000 was available under the Credit Agreement, subject to KeyBank’s review and approval described above. No amounts were borrowed during the six months ended June 30, 2010 or were outstanding under the Credit Agreement as of June 30, 2010 and December 31, 2009, respectively.

NOTE 7 – RELATED-PARTY TRANSACTIONS AND ARRANGEMENTS

Organization and offering costs of the Company (other than selling commissions and the dealer manager fee) are initially being paid by Advisor and its affiliates on the Company’s behalf. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Pursuant to the advisory agreement by and between the Company and Advisor (the “Advisor Agreement”), the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs associated with the Company’s initial public offering, provided that Advisor is obligated to reimburse the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by the Company exceed 3.0% of the gross offering proceeds from the Company’s initial public offering. Any such reimbursement will not exceed actual expenses incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on November 12, 2009, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2010

All offering costs, including sales commissions and dealer manager fees are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

Advisor receives up to 3.0% of the gross offering proceeds for reimbursement of organization and offering expenses. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, and to the extent such expenses exceed 3.0% of gross offering proceeds, without recourse against or reimbursement by the Company. As of June 30, 2010, Advisor and its affiliates had incurred organizational and offering expenses of $1,990,000 (of which $340,000 were offering expenses that were recorded as a reduction to equity, $88,000 were organizational expenses that were recorded in general and administrative expense, and $1,551,000 were recorded as deferred organization and offering costs and in amounts due to affiliates as the amount of organization and offering costs had exceeded 3.0% of gross offering proceeds). As of December 31, 2009, Advisor and its affiliates had incurred organizational and offering expenses of $1,579,000 (of which $122,000 were offering expenses that were recorded as a reduction to equity, $32,000 were organizational expenses that are recorded in general and administrative expense, and $1,425,000 were recorded as deferred organization and offering costs and in amounts due to affiliates as the amount of organization and offering costs had exceeded 3.0% of gross offering proceeds).

Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of the Company’s real estate investments.

TNP Securities, LLC (“Dealer Manager”), the dealer manager of the Company’s public offering and a related party, receives a selling commission of up to 7.0% of gross offering proceeds from the sale of shares in the Company’s public offering. Dealer Manager may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company will pay Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of shares in the Company’s public offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the DRIP. For the six months ended June 30, 2010, the Company had paid the Dealer Manager $552,000 in sales commissions and $243,000 in dealer manager fees. For the three months ended June 30, 2010, the Company had paid the Dealer Manager $316,000 in sales commissions and $139,000 in dealer manager fees. The Company had $38,000 and $17,000 recorded in amounts due to related parties for sales commissions and dealer manager fees, respectively, as of June 30, 2010, as compared to $31,000 and $13,000 recorded in amounts due to related parties for sales commissions and dealer manager fees, respectively, as of December 31, 2009.

Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. During the three months ended June 30, 2010, the Company incurred an acquisition fee of $642,000 related to the acquisition of Waianae Mall. In March 2010, TNP SRT Moreno paid Advisor an additional acquisition fee of $110,000 due to the fact that the option to convert the convertible note issued in connection with the acquisition of the Moreno Property was not exercised, and such amount was included in prepaid expenses and other assets as of March 31, 2010, and recorded to acquisition expense during the quarter ended June 30, 2010.

The Company pays TNP Property Manager, LLC (“TNP Manager”), its property manager and a related party, a market-based property management fee of up to 5.0% of the gross revenues generated by the properties in connection with the operation and management of properties. TNP Manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers. For the three and six months ended June 30, 2010, the Company incurred property management fees of $24,000 and $36,000, respectively, paid to TNP Manager which are included in operating and maintenance expense. As of June 30, 2010 and December 31, 2009, $19,000 and $5,000, respectively, were recorded in amounts due to related parties.

The Company will pay Advisor a monthly asset management fee of one-twelfth of 0.6% on all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. The Company has deferred the asset management fee to Advisor as the Company has not met either of the funds from operations coverage tests. For the three and six months ended June 30, 2010, the Company incurred $29,000 and $49,000, respectively, in asset management fees and had accrued $58,000 in asset management fees as of June 30, 2010, which is included in amounts due to related parties. As of December 31, 2009, $9,000 of asset management fees was included in amounts due to related parties.

If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates also will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2010

The Company reimburses Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives a separate fee. For the three and six months ended June 30, 2010, the Company had incurred and paid Advisor $25,000 and $48,000, respectively, for administrative services.

The Company will pay Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate-related loans. There were no loan origination fees earned by Advisor for the three and six months ended June 30, 2010.

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2.0% of its average invested assets, or (2) 25.0% of its net income determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guidelines”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. In accordance with the Advisor Agreement, the Company will recognize on a quarterly basis amounts reimbursable to Advisor for operating expenses not exceeding the 2%/25% guidelines; however, the Company cannot yet evaluate whether its operating expenses have exceeded the 2%/25% guidelines because the Company has only been conducting its operations since November 2009.

As part of the Waianae Property acquisition, Mr. Thompson guaranteed the assumed Waianae Loan discussed in Note 5. For consideration of such service the Company paid Mr. Thompson an initial guaranty fee of $25,000 and will pay an annual guaranty fee equal to 0.25% multiplied by 10.0% of the weighted average amount of borrowings outstanding under the Waianae Loan during each period of twelve consecutive months beginning on the June 4, 2010, or such shorter period if the Waianae Loan is paid in full prior to the end of such twelve months.

As part of the Moreno Property acquisition, Mr. Thompson guaranteed the Moreno Property Note discussed in Note 5. For consideration of such service the Company paid Mr. Thompson an initial guaranty fee of $25,000 and will pay an annual guaranty fee equal to 0.25% multiplied by 36.26% of the weighted average amount of borrowings outstanding under the Moreno Property Note during each period of twelve consecutive months beginning on the November 19, 2009, or such shorter period if the Moreno Property Note is paid in full prior to the end of such twelve months.

As part of the Credit Agreement, the Sponsor guaranteed the Credit Agreement discussed in Note 6. For consideration of such service the Company paid the Sponsor an initial guaranty fee of $25,000 and will pay an annual guaranty fee equal to 0.25% multiplied by the weighted average amount of borrowings outstanding during the term of the Credit Agreement.

NOTE 8 – EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of such stock have a par value of $0.01 per share. On October 16, 2008, the Company sold 22,222 shares of common stock to the Sponsor for an aggregate purchase price of $200,000. As of June 30, 2010, the Company had accepted investors’ subscriptions for, and issued, 1,499,290 shares of the Company’s common stock in the Company’s ongoing public offering, including shares issued through the DRIP.

The Company’s board of directors is authorized to amend its Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Distribution Reinvestment Plan

The DRIP allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions at a price of $9.50 per share. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP in its public offering. For the six months ended June 30, 2010, $90,000 in distributions were reinvested and 9,445 shares of common stock were issued pursuant to the DRIP.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2010

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

On August 13, 2009, the Company’s board of directors approved a monthly cash distribution of $0.05625 per common share, which represents an annualized distribution of $0.675 per share. The commencement of the distribution was subject to the Company raising a minimum of offering proceeds of $2,000,000, the sale of a sufficient number of shares in the Company’s public offering to finance an asset acquisition and the identification and completion of an asset acquisition. On November 12, 2009, the Company achieved the minimum offering amount of $2,000,000, and on November 19, 2009 the Company completed the acquisition of the Moreno Property, thus satisfying all of the conditions for the commencement of the monthly distribution. The distributions paid during the six months ended June 30, 2010 exceeded the Company’s net income as the Company had a net loss for the period. Therefore, cash amounts distributed to stockholders were funded from proceeds from the offering and represents a 100% return of capital to stockholders.

Month	Distributions Declared	Distribution Declared per Common Share	Paid through cash (1)	Paid through DRIP (2)
January	$32,000	$0.05625	$18,000	$7,000
February	40,000	0.05625	25,000	11,000
March	47,000	0.05625	29,000	14,000
April	56,000	0.05625	33,000	17,000
May	64,000	0.05625	39,000	19,000
June	80,000	0.05625	45,000	22,000

Total	$319,000	$0.33750	$189,000	$90,000

(1)	Cash distributions are paid on approximately the 15th day of the month following the month declared, as adjusted for weekends and holidays.
(2)	DRIP shares are issued on the last day of the month in which they are declared.

On June 30, 2010, the Company declared a monthly distribution in the aggregate amount of $80,000, of which $58,000 was accrued as of June 30, 2010 and was paid in cash on July 14, 2010 and $22,000 was paid through the DRIP in the form of additional shares issued on June, 30, 2010.

On May 11, 2010, the board of directors of the Company authorized an increase to the Company’s previously declared monthly cash distribution from $0.05625 to $0.05833 per share of the Company’s common stock, contingent upon the closing of the Waianae Property. The new monthly distribution amount represents an annualized distribution of $0.70 per share of the Company’s common stock and begins in the calendar month following the closing of the Company’s acquisition of the Waianae Property. As discussed in Note 4, the Company closed on the Waianae Property on June 4, 2010, as such the new monthly distribution rate will begin to accrue effective July 1, 2010.

NOTE 9 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of dilutive common shares outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to stockholders in the Company’s computation of EPS.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2010

The following table sets forth the computation of the Company’s basic and diluted loss per share:

	Three Months Ended June,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator for basic and diluted loss earnings per share calculations:
Net loss	$(1,367,000)	$—	$(1,944,000)	$—
Less: Net loss attributable to noncontrolling interest	1,000	—	4,000	—

Net loss attributable to stockholders	(1,366,000)	—	(1,940,000)	—
Less: Allocation to participating securities	(2,000)	—	(3,000)	—

Loss attributable to stockholders	$(1,368,000)	$—	$(1,943,000)	$—

Denominator for basic and diluted loss earnings per share calculations:
Weighted average shares outstanding — basic effect of dilutive shares:	1,159,403	22,000	929,727	22,000
Non-vested shares	—	—	—	—

Weighted average shares outstanding — diluted	1,159,403	22,000	929,727	22,000

Amounts attributable to stockholders per share — basic and diluted:
Net loss	$(1.18)	$—	$(2.09)	$—

Unvested shares from share–based compensation that were anti-dilutive	10,000	—	10,000	—

NOTE 10 – INCENTIVE AWARD PLAN

The Company adopted an incentive plan on July 7, 2009 (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. The Company has reserved 2,000,000 shares of common stock for stock grants pursuant to the Incentive Award Plan. The Company granted each of its current independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of the $2,000,000 minimum offering amount in its initial public offering on November 12, 2009. Each new independent director that subsequently joins the board of directors will receive the initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the Company’s annual stockholders meetings at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock. The restricted stock vests one-third on the date of grant and one-third on each of the next two anniversaries of the grant date. The restricted stock will become fully vested and non-forfeitable in the event of an independent director’s termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.

For the three and six months ended June 30, 2010, the Company recognized compensation expense of $15,000 and $28,000, respectively, related to the restricted common stock grants, which is included in general and administrative expense in the Company’s accompanying condensed consolidated unaudited statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of June 30, 2010 and December 31, 2009, there was $57,000 and $85,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted common stock. As of June 30, 2010, this expense is expected to be realized over a remaining period of 2.37 years. As of June 30, 2010 and December 31, 2009, the fair value of the nonvested shares of restricted common stock was $90,000 and $90,000, respectively. No additional shares were issued or vested during the three or six months ended June 30, 2010.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2010

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Litigation

The Company is not presently subject to any material litigation nor, to its knowledge, is any material litigation threatened against the Company, which if determined unfavorably to the Company, would have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Environmental Matters

The Company follows a policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at the Company’s properties, it is not currently aware of any environmental liability with respect to its properties that would have a material effect on the Company’s consolidated financial position, results of operations or cash flows. Further, the Company is not aware of any environmental liability or any unasserted claim or assessment with respect to an environmental liability that it believes would require additional disclosure or the recording of a loss contingency.

NOTE 12 – ECONOMIC DEPENDENCY

Under various agreements, the Company has engaged or will engage Advisor and its affiliates to provide certain services that are essential to the Company, including asset management services, supervision of the management and leasing of properties owned by the Company, asset acquisition and disposition decisions, the sale of shares of the Company’s common stock available for issue, as well as other administrative responsibilities for the Company including accounting services and investor relations. As a result of these relationships, the Company is dependent upon the Advisor and its affiliates. In the event that these companies were unable to provide the Company with the respective services, the Company would be required to find alternative providers of these services.

NOTE 13 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Codification 810-10, Consolidation, which became effective for the Company on January 1, 2010. This standard requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This standard did not have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements (“ASU 2010-06”). Effective for interim and annual reporting periods beginning after December 15, 2009, ASU 2010-06 requires new disclosures and clarifies existing disclosure requirements about fair value measurement. ASU 2010-06 did not have a significant impact on the Company’s financial statements.

NOTE 14 – SUBSEQUENT EVENTS

Status of Offering

The Company commenced its initial public offering of up to $1,100,000,000 in shares of common stock on August 7, 2009. As of August 11, 2010, the Company had accepted investors’ subscriptions for, and issued, 1,833,472 shares of common stock, including shares issued pursuant to the DRIP, resulting in gross offering proceeds of $17,923,000.

Distributions Declared

On June 30, 2010, the Company declared a monthly distribution in the aggregate amount of $80,000, of which $58,000 was paid in cash on July 14, 2010 and $22,000 was paid through the DRIP in the form of additional share issued on June, 30, 2010. On July 31, 2010, the Company declared a monthly distribution in the aggregate amount of $96,000, of which $66,000 was paid in cash on August 13, 2010 and $30,000 was paid through the DRIP in the form of additional shares issued on July 31, 2010.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2010

Renewal of Advisory Agreement

On July 26, 2010, the Company entered into an Amended and Restated Advisory Agreement, by and among the Company, TNP OP and Advisor. The Amended and Restated Advisory Agreement has an effective date of August 7, 2010 and extends the Company’s existing advisory agreement with Advisor (the “Original Advisory Agreement”) for an additional one-year term ending August 7, 2011. The other terms of the Original Advisory Agreement remain unchanged.

Real Estate Acquisitions

The Northgate Property

On July 6, 2010, the Company acquired a fee simple interest in a multi-tenant retail center located in Tucson, Arizona commonly referred to as the Northgate Plaza Shopping Center (the “Northgate Property”), situated on approximately 7.8 acres of fee-simple land with approximately 103,000 square feet of gross leasable area, through TNP SRT Northgate Plaza Tucson, LLC (“TNP SRT Northgate”), an indirect wholly owned subsidiary of the OP. TNP Acquisitions, LLC, an affiliate of the Sponsor (“TNP Acquisitions”), previously entered into an Agreement of Purchase and Sale and Escrow Instructions (as amended, the “Purchase Agreement”) with Crestline Investments, LLC, an unaffiliated third party (the “Northgate Seller”), for the purchase of the Northgate Property. On June 11, 2010, TNP Acquisitions assigned the Purchase Agreement to TNP SRT Northgate.

The largest tenants at the Northgate Property are Wal-Mart Neighborhood Market, which occupies approximately 41% of the rentable square feet at the Northgate Property, and Dollar Tree, which occupies approximately 12% of the rentable square feet at the Northgate Property.

The Company acquired the Northgate Property for an aggregate purchase price of approximately $8,050,000, or approximately $77.78 per square foot, including the assumption of an existing mortgage loan from Thrivent Financial for Lutherans (“Northgate Lender”) with an outstanding principal balance of approximately $4,398,000 (the “Northgate Loan”). TNP SRT Northgate financed the payment of the cash portion of the purchase price for the Northgate Property with (1) proceeds from the Company’s initial public offering and (2) borrowings under the Credit Agreement of $1,900,000. In connection with the acquisition of the Northgate Property and the assumption of the Northgate Loan by TNP SRT Northgate, the OP and KeyBank agreed to certain amendments to the Credit Agreement. See, “Note Assumed” below. An acquisition fee of approximately $201,000 was paid to Advisor in connection with the acquisition of the Northgate Property.

The San Jacinto Property

On August 11, 2010, the Company acquired a fee simple interest in a multi-tenant retail center located in San Jacinto, California commonly referred to as San Jacinto Esplanade Shopping Center (the “San Jacinto Property”), situated on approximately 11.54 acres of fee-simple land with approximately 56,000 square feet of gross leasable area, through TNP SRT San Jacinto, LLC (“TNP SRT San Jacinto”), an indirect wholly owned subsidiary of the OP. TNP Acquisitions previously entered into an Agreement of Purchase and Sale and Escrow Instructions (as amended, the “San Jacinto Purchase Agreement”) with Quality Properties Asset Management Company, Inc., an unaffiliated third party, for the purchase of the San Jacinto Property. On August 9, 2010, TNP Acquisitions assigned the San Jacinto Purchase Agreement to TNP SRT San Jacinto.

The largest tenant at the San Jacinto Property is Fresh and Easy, which occupies approximately 25% of the rentable square feet at the San Jacinto Property.

The Company acquired the San Jacinto Property for an aggregate purchase price of approximately $7,088,000, or approximately $125.54 per square foot. TNP SRT San Jacinto financed the purchase price for the San Jacinto Property with (1) proceeds from the Company’s initial public offering and (2) borrowings under the Credit Agreement of $6,600,000 (the “San Jacinto Loan”). An acquisition fee of approximately $177,000 was paid to Advisor in connection with the acquisition of the San Jacinto Property.

The borrowings under the Credit Agreement of $6,600,000 will bear interest at a variable per annum rate equal to the sum of (1) 4.25% plus (2) the greater of (a) 3.0% or (b) 30-day LIBOR as reported by Reuters on the day that is two business days prior to the date of such determination. The entire unpaid principal balance of the San Jacinto Loan and all accrued and unpaid interest thereon is due and payable in full at maturity of the Credit Agreement on November 12, 2010. The Company is pursuing options to refinance and/or extend the maturity of the San Jacinto Loan.

On August 11, 2010, in connection with the acquisition of the San Jacinto Property, the OP, the Company, the Sponsor, Mr. Thompson, TNP SRT Northgate Plaza Tucson Holdings, LLC, a wholly owned subsidiary of the OP, TNP SRT San Jacinto and KeyBank entered into a fourth omnibus amendment and reaffirmation of the Credit Agreement and the other loan documents relating to the Credit Agreement (the “Credit Agreement Amendment”). The Credit Agreement Amendment provides for the San Jacinto Loan, which was used by TNP SRT San Jacinto to fund a portion of the costs and expenses related to the acquisition of the San Jacinto Property.

Pursuant to the Credit Agreement Amendment, until such time as the outstanding principal balance of the San Jacinto Loan is equal to the lesser of (1) 50% of the “as is” appraised value of the San Jacinto Property as shown on the appraisal described in the Credit Agreement Amendment, (2) 50% of the total acquisition costs of the San Jacinto Property, or (3) $3,500,000 (the “San Jacinto Minimum Balance”), all net proceeds derived from any issuance of equity securities by the Company or the OP, any net proceeds derived from any sale or refinancing of any assets of the OP and any proceeds from any casualty or condemnation with respect to the San Jacinto Property will be applied to the amounts outstanding under the San Jacinto Loan. Thereafter, at such time as the San Jacinto Minimum Balance has been achieved, any net proceeds derived from any issuance of equity securities by the Company or the OP, any sale or refinancing of any assets of the OP and any casualty or condemnation with respect to the San Jacinto Property will be applied to the amounts outstanding under the Credit Agreement in the order and manner set forth in the Credit Agreement, provided that any net proceeds from the sale of the San Jacinto Property or any other property owned by the OP shall first be applied to the amounts outstanding under the San Jacinto Loan.

The Company has not completed its initial purchase price allocation with respect to both the Northgate Property and San Jacinto Property and therefore cannot provide the pro-forma disclosures.

Note Assumed

In connection with the acquisition of the Northgate Property, TNP SRT Northgate, the Northgate Seller and Northgate Lender entered into an Assumption And Second Modification Agreement (the “Northgate Assumption Agreement”). The Northgate Assumption Agreement provides for TNP SRT Northgate’s assumption of all of the Northgate Seller’s indebtedness and obligations under the amended and restated promissory note, dated June 22, 2004, by and between the Northgate Seller and Northgate Lender (as amended by the Northgate Assumption Agreement, the “Note”) and the other loan documents related to the Northgate Loan (collectively, as amended, the “Northgate Loan Documents”).

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS – (Continued)

June 30, 2010

Pursuant to the Assumption Agreement, on the closing date TNP SRT Northgate paid the Northgate Lender an assumption fee of approximately $44,000, or 1.0% of the outstanding principal balance of the Northgate Loan. The Northgate Assumption Agreement provides for a release of the Northgate Seller and Daniel Kivel and Alvin Kivel, the original guarantors of the Northgate Seller’s obligations under the Northgate Loan (the “Northgate Original Guarantors”), from any liability to the Northgate Lender of any kind under the Loan Documents with respect to matters which occur subsequent to the acquisition. The Northgate Assumption Agreement also provides that TNP SRT Northgate will indemnify, defend and hold harmless the Northgate Seller, the Northgate Original Guarantors and the Northgate Lender from any and all claims, liabilities, losses or expenses incurred by the Northgate Seller, the Northgate Original Guarantors or the Northgate Lender arising out of events occurring on or after the Closing Date relating to the Loan Documents or the Northgate Property.

The original principal amount of the Northgate Loan was $5,300,000 and the outstanding principal balance of the Northgate Loan as of the acquisition was approximately $4,398,000. The entire unpaid principal balance of the Northgate Loan and all accrued and unpaid interest thereon is due and payable in full on July 15, 2027 (the “Maturity Date”). Pursuant to the Note, TNP SRT Northgate will make monthly payments of interest and principal on the Northgate Loan in an amount equal to approximately $35,000, which amount is calculated based upon an interest rate equal to 6.25% per annum (the “Northgate Interest Rate”) and a 360-month amortization schedule. Upon 90 days’ prior written notice, the Northgate Lender has the option to increase or decrease the Northgate Interest Rate on July 15, 2011 to the Northgate Lender’s then-current interest rate for similar loans. If any payment required under the Northgate Loan is not paid when due, the Northgate Lender may charge an amount equal to the greater of 3% of the amount of the late payment or five hundred dollars. After the occurrence of and during the continuance of any event of default under the Northgate Loan Documents, the unpaid principal balance of the Northgate Loan and all accrued and unpaid interest thereon will bear interest at a rate per annum of 15% from and after the event of default until paid. The Northgate Loan may be prepaid in full without any penalty during the period from May 15 through July 15 of 2011 and 2014 (the “Open Prepayment Dates”) upon 60 days’ prior written notice to the Northgate Lender. Any permitted prepayment of the Northgate Loan by TNP SRT Northgate outside of the Open Prepayment Dates will be subject to a prepayment penalty in an amount equal to the greater of (1) 1% of the outstanding principal balance of the Northgate Loan as of the date of prepayment and (2) the amount of the Northgate Loan prepaid multiplied by a percentage based upon the difference between the Interest Rate as of the date of prepayment and the market yield of U.S. Treasury issues as quoted in The Wall Street Journal, calculated in accordance with the Note. Upon at least six months’ prior written notice, the Northgate Lender has the option to declare the entire unpaid principal balance of the Northgate Loan and all unpaid, accrued interest thereon, immediately due and payable by July 15, 2014 or any time thereafter.

The Northgate Loan provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults and breaches of any representations, covenants or obligations under the Northgate Loan or any other Loan Document. Upon an uncured event of default under the Northgate Loan, Lender may, at its option, declare that all amounts outstanding under the Northgate Loan are immediately due and payable in full.

The performance of the obligations of TNP SRT Northgate under the Northgate Loan are secured by (1) a deed of trust, assignment of rents, security agreement and fixture filing in favor of the Northgate Lender, (2) an assignment of rents and leases in favor of the Northgate Lender, (3) a guaranty granted in favor of the Northgate Lender by the Northgate Original Guarantors, provided that the Northgate Original Guarantors are not liable for any acts or events occurring or obligations arising after the closing date, and (4) a guaranty of all of TNP SRT Northgate’s obligations under the Loan Documents granted in favor of the Northgate Lender by the Company. In addition, pursuant to an environmental indemnity agreement (the “Northgate Environmental Indemnity”), the Company and TNP SRT Northgate (the “Northgate Indemnitors”) have agreed to jointly and severally indemnify, defend and hold harmless the Northgate Lender and any other person or entity who is or will be involved in the origination or servicing of the Northgate Loan from and against any losses, damages, claims or other liabilities that the Northgate Lender or such other parties may suffer or incur as a result of, among other things, (1) the past, present or future presence, release or threatened release of certain hazardous substances or wastes in, on, above or under the Northgate Property, (2) any past, present or threatened non-compliance or violation of any environmental laws in connection with the Northgate Property and (3) any breach of any representation or warranty or covenant made in the Northgate Environmental Indemnity by any Northgate Indemnitor.

Restricted Stock Grants

On July 22, 2010, each of the Company’s directors were re-elected to the board and each of the independent board members received 2,500 shares of restricted stock pursuant to the Incentive Awards Plan as discussed in Note 10. One-third of the shares of the restricted stock vests and becomes non-forfeitable on the date of grant and one-third on each of the next two anniversaries of the grant date. The restricted stock will become fully vested and non-forfeitable in the event of an independent directors’ termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this quarterly report in this Form 10-Q and also in our audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on March 31, 2010, as amended by our Annual Report on Form 10-K/A filed with the SEC on May 17, 2010, as the same may be further amended and supplemented from time to time, which we refer to herein as our “Form 10-K.” As used herein, the terms “we,” “our,” and “us” refer to TNP Strategic Retail Trust, Inc. and, as required by context, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any forward-looking statements included herein. All forward-looking statements are made as of the date this quarterly report is filed with the SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made herein, whether as a result of new information, future events, changed circumstances or any other reason.

All forward-looking statements included herein should be read in light of the factors identified in the “Risk Factors” section previously disclosed in our Form 10-K. The inclusion of such forward-looking statements should not be regarded as representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.

Overview

We are a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income producing retail properties located primarily in the Western United States. We may also invest in real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We plan to own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We intend to elect to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2009.

On November 4, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to stockholders pursuant to our distribution reinvestment plan, or DRIP. On August 7, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. We are initially offering shares of our common stock at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our DRIP at a price of $9.50 per share.

On November 12, 2009, we achieved the minimum offering amount of $2,000,000 and offering proceeds were released to us from an escrow account. From the commencement of our public offering through June 30, 2010, we sold 1,499,290 shares for gross offering proceeds of $14,627,856, which includes 10,160 shares issued through the DRIP, for gross proceeds of $97,000.

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

As of June 30, 2010, our portfolio included two properties, the Moreno Marketplace, or Moreno Property, a multi-tenant retail center located in Moreno Valley, California encompassing 94,574 square feet, including 78,743 square feet of gross leasable area and the Waianae Mall, or Waianae Property, a multi-tenant retail center located in Honolulu, Hawaii, which is situated on 15.62 acres of fee-simple land, consists of 11 buildings and features approximately 170,275 square feet of gross leasable area.

Subsequent to June 30, 2010 we acquired two additional properties, the Northgate property, a multi-tenant retail center located in Tucson, Arizona situated on approximately 7.8 acres, including 103,000 square feet of gross leasable area, and San Jacinto Esplanade Shopping Center, a multi-tenant retail center located in San Jacinto, California situated on approximately 11.54 acres, including approximately 56,000 square feet of gross leasable area.

Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, our charter allows us to temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2010 and December 31, 2009, we exceeded the 300% limit due to the exclusion of intangible assets that were incurred with the acquisition of the Moreno and Waianae Properties. Because these intangible assets were part of the purchase price and because our overall indebtedness is less than 75% of the book value of our assets at June 30, 2010 and December 31, 2009, this excess borrowing has been approved by our independent directors.

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

Our office is located at 1900 Main Street, Suite 700, Irvine, California 92614, and our main telephone number is (949) 833-8252.

Results of Operations

Three months ended June 30, 2010

Our results of operations for the three months ended June 30, 2010 are not indicative of those expected in future periods as we commenced operations on November 19, 2009 in connection with our first property acquisition. For the three months ended June 30, 2009, we had been formed but had not yet commenced our ongoing initial public offering or real estate operations. As a result, we had no results of operations for that period.

Revenue

Revenue was $618,000 for the three months ended June 30, 2010 and was comprised solely of rental income from the Moreno Property and 27 days of rental income from the Waianae Property. The occupancy rate for the Moreno Property was 74.3% based on 78,743 of rentable square feet as of June 30, 2010 (the Moreno property is comprised of 94,574 total square feet with 78,743 square feet of building improvements and 15,831 square feet of finished but unimproved pad sites). We expect rental income to increase in future periods as we acquire additional real estate investments and have full period operations from existing real estate investments. The occupancy rate for the Waianae Property was 92.3% based on 170,275 of rentable square fees as of June 30, 2010.

General and administrative expenses

General and administrative expenses were $298,000 for the three months ended June 30, 2010. These general and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors’ fees, insurance, due diligence costs for potential acquisitions and organization expenses reimbursable to our Advisor. We expect general and administrative expenses to increase in the future based on a full year of real estate operations and as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Acquisition expenses

Acquisition expenses were $822,000 for the three months ended June 30, 2010, of which, $712,000 and $110,000 was incurred in connection with the acquisition of the Waianae Property and Moreno Property, respectively.

Operating and maintenance expenses

Operating and maintenance expenses were $247,000 for the three months ended June 30, 2010. Included in operating and maintenance expense are asset management and property management fees incurred and payable to our Advisor and its affiliates of $29,000 and $24,000, respectively. We expect asset management and property management fees to increase in future years as a result of owning our investments for a full year and as a result of anticipated future acquisitions.

Depreciation and amortization expense

Depreciation and amortization expense was $270,000 for the three months ended June 30, 2010. We expect these amounts to increase in future years as a result of owning our properties for a full year and as a result of anticipated future acquisitions.

Interest income

Interest income for the three months ended June 30, 2010 was $1,000, which was related primarily to interest earned on cash deposits held for future acquisitions.

Interest expense

Interest expense was $349,000 for the three months ended June 30, 2010, which included the amortization of deferred financing costs of $63,000. Our real estate property acquisitions were financed with $31,143,000 of indebtedness. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Net loss

We had a net loss of $1,367,000 for the three months ended June 30, 2010. Our operating loss is due primarily to the reasons set forth above, the fact that we owned two real estate investments as of June 30, 2010 and that we commenced real estate operations on November 19, 2009.

Six months ended June 30, 2010

Our results of operations for the six months ended June 30, 2010 are not indicative of those expected in future periods as we commenced operations on November 19, 2009 in connection with our first property acquisition. For the six months ended June 30, 2009, we had been formed but had not yet commenced our ongoing initial public offering or real estate operations. As a result, we had no results of operations for that period.

Revenue

Revenue was $916,000 for the six months ended June 30, 2010 and was comprised solely of rental income from the Moreno Property and 27 days of rental income from the Waianae Property. The occupancy rate for the Moreno Property was 74.3% based on 78,743 of rentable square feet as of June 30, 2010 (the Moreno Property is comprised of 94,574 total square feet with 78,743 square feet of building improvements and 15,831 square feet of finished but unimproved pad sites). We expect rental income to increase in future periods as we acquire additional real estate investments and have a full year of real estate operations from existing real estate investments. The occupancy rate for the Waianae Property was 92.3% based on 170,275 of rentable square fees as of June 30, 2010.

General and administrative expenses

General and administrative expenses were $679,000 for the six months ended June 30, 2010. These general and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors’ fees, insurance, due diligence costs for potential acquisitions and organization expenses. We expect general and administrative expenses to increase in the future based on a full year of real estate operations and as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Acquisition expenses

Acquisition expenses were $834,000 for the six months ended June 30, 2010, of which $712,000 and $122,000 were incurred in connection with the acquisition of the Waianae Property and Moreno Property, respectively.

Operating and maintenance expenses

Operating and maintenance expenses were $408,000 for the six months ended June 30, 2010. Included in operating and maintenance expense are asset management and property management fees incurred and payable to our Advisor and its affiliates of $49,000 and $36,000, respectively. We expect asset management and property management fees to increase in future years as a result of owning our investments for a full year and as a result of anticipated future acquisitions.

Depreciation and amortization expense

Depreciation and amortization expense was $372,000 for the six months ended June 30, 2010. We expect these amounts to increase in future years as a result of owning our properties for a full year and as a result of anticipated future acquisitions.

Interest income

Interest income for the six months ended June 30, 2010 was $3,000, which was related primarily to interest earned on cash deposits held for future acquisitions.

Interest expense

Interest expense was $570,000 for the six months ended June 30, 2010, which included the amortization of deferred financing costs of $123,000. Our real estate property acquisitions were financed with $31,143,000 of indebtedness. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Net loss

We had a net loss of $1,944,000 for the six months ended June 30, 2010. Our operating loss is due primarily to the reasons set forth above, the fact that we owned two real estate investments and that we commenced real estate operations on November 19, 2009.

Liquidity and Capital Resources

Short-term Liquidity and Capital Resources

We commenced real estate operations with the acquisition of our first property on November 19, 2009. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Currently our cash needs for operations are covered from the sale of shares of our common stock, including those offered for sale through the DRIP. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through the DRIP, and through the assumption of debt or other financing. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with our ongoing offering are initially paid by our Advisor, which will be reimbursed for such costs up to 3.0% of the gross proceeds raised by us in the offering. As of June 30, 2010, our Advisor or its affiliates have paid, $1,990,000 and we have reimbursed $429,000 of offering and organization costs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions to stockholders, redemptions of shares and interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our ongoing offering and from debt financings. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds from our ongoing offering, cash advanced to us by our Advisor, borrowing on our KeyBank line of credit and/or borrowings in anticipation of future cash flow. During the three and six months ended June 30, 2010, we funded distributions to our stockholders from the proceeds of our offering.

Line of Credit

On November 12, 2009, the operating partnership entered into a revolving credit agreement, or the credit agreement, with KeyBank National Association, or Key Bank, as administrative agent for itself and the other lenders named in the credit agreement, or the lenders, to establish a revolving credit facility with a maximum aggregate borrowing capacity of up to $15,000,000. The proceeds of the revolving credit facility may be used by our operating partnership for investments in properties and real estate-related assets, improvement of properties, costs involved in the ordinary course of the operating partnership’s business and for other general working capital purposes; provided, however, that prior to any funds being advanced to the operating partnership under the revolving credit facility, KeyBank shall have the authority to review and approve, in its sole discretion, the investments that the operating partnership proposes to make with such funds, and the operating partnership shall be required to satisfy certain enumerated conditions set forth in the credit agreement, including, but not limited to, limitations on outstanding indebtedness with respect to a proposed property acquisition, a ratio of net operating income to debt service on the prospective property of at least 1.35 to 1.00 and a requirement that the prospective property be 100% owned, directly or indirectly, by the operating partnership.

The credit agreement contains customary covenants including, but not limited to, limitations on distributions, the incurrence of debt and the granting of liens. Additionally, the credit agreement contains certain covenants relating to the amount of offering proceeds we receive in our continuous public offering of common stock. Our operating partnership received a waiver from KeyBank relating to the covenant in the credit agreement requiring us to raise at least $2,000,000 in shares of common stock in our public offering during each of January and February and $3,000,000 during March, April, May, June and July 2010. In addition, the operating partnership received a waiver relating to the covenant requiring us to maintain a 1.3 to 1 debt service coverage ratio for the six months ended June 30, 2010. The credit agreement is guaranteed by our sponsor and an affiliate of the sponsor. As part of the guarantee agreement, our sponsor and its affiliate must maintain minimum net worth and liquidity requirements on a combined or individual basis.

The entire unpaid principal balance of all borrowings under the revolving credit facility and all accrued and unpaid interest thereon will be due and payable in full on November 12, 2010. Borrowings under the revolving credit facility will bear interest at a variable per annum rate equal to the sum of (a) 425 basis points plus (b) the greater of (1) 300 basis points or (2) 30-day LIBOR as reported by Reuters on the day that is two business days prior to the date of such determination, and accrued and unpaid interest on any past due amounts will bear interest at a variable LIBOR-based rate that in no event shall exceed the highest interest rate permitted by applicable law. The operating partnership paid KeyBank a one-time $150,000 commitment fee in connection with entering into the credit agreement and will pay KeyBank an unused commitment fee of 0.50% per annum.

As of June 30, 2010, $15,000,000 was available under the revolving credit facility, subject to KeyBank’s review and approval described above. No amounts were borrowed during the three or six months ended June 30, 2010 or were outstanding on this facility as of June 30, 2010 and December 31, 2009, respectively.

Debt

As of June 30, 2010, our outstanding indebtedness totaled $30,802,000, net of the premium on assumed debt of $341,000, which consisted of $29,893,000 of outstanding mortgage debt on the Moreno and Waianae Properties and $1,250,000 of outstanding indebtedness pursuant to a subordinated convertible note issued in connection with the Moreno acquisition.

Our contractual obligations as of June 30, 2010, were as follows:

	Payments due by period (1)
	Total		Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$31,143,000	(2)	$451,000	$10,305,000	$20,387,000	$—
Interest payments – fixed rate debt	6,970,000		1,581,000	3,773,000	1,616,000	—

Total	$38,113,000		$2,032,000	$14,078,000	$22,003,000	$—

(1)	The table above does not include amounts due to our Advisor or its affiliates pursuant to our Advisory Agreement because such amounts are not fixed and determinable.
(2)	Balance includes unamortized premium on debt of $341,000.

Cash Flow Analysis

As of June 30, 2010, we had cash and cash equivalents on hand of $2,320,000.

Net cash used in operating activities for the six months ended June 30, 2010 was $1,318,000, which was primarily due to the net loss incurred as a result of the fact that we owned two real estate investments and we commenced real estate operations on November 19, 2009.

Net cash used in investing activities for the six months ended June 30, 2010 was $5,462,000, which was used to fund our acquisition of the Waianae Property, located in Honolulu, Hawaii.

Net cash provided by financing activities for the six months ended June 30, 2010 was $7,994,000, consisting primarily of net offering proceeds of $9,491,000, which was used to fund $189,000 in distributions to stockholders (net of reinvested distributions), $1,011,000 in offering costs, and $88,000 for the repayment of indebtedness.

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

The complete list of our Critical Accounting Policies was previously disclosed in our Form 10-K and there have been no material changes to our Critical Accounting Policies as disclosed therein.

Interim Financial Information

The financial information as of and for the period ended June 30, 2010 included in this quarterly report is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and six months ended June 30, 2010. These interim unaudited consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K.

Inflation

The majority of our leases at the Moreno and Waianae Property contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. We expect to include similar provisions in our future tenant leases designed to protect us from the impact of inflation. Due to the generally long-term nature of these leases, annual rent increases, as well as rents received from acquired leases, may not be sufficient to cover inflation and rent may be below market.

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

Funds from Operations and Adjusted Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to net income as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, an industry trade group, or NAREIT, has promulgated a standard known as Funds from Operations, or FFO for short, which it believes more accurately reflects the operating performance of a REIT. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We believe that FFO is helpful to investors and our management as a measure of operating performance because it excludes depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result when compared year over year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses and interests costs, which is not immediately apparent from net income.

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

As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation of adjusted FFO based on the following economic considerations:

Acquisition costs: In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for these types of investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations are expensed. We believe by excluding expensed acquisition costs, adjusted FFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties.

Subject to the following limitations, we believe FFO and adjusted FFO provides a better basis for measuring our operating performance. The calculation of FFO and adjusted FFO may, however, vary from entity to entity because capitalization and expense policies tend to vary from entity to entity. Consequently, the presentation of FFO and adjusted FFO by us may not be comparable to other similarly titled measures presented by other REITs. FFO and adjusted FFO are not intended to be alternatives to net income as an indicator of our performance, liquidity or to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions.

Our calculation of FFO, and adjusted FFO, is presented in the following table for the three and six months ended June 30, 2010 and 2009:

	Three Months ended June 30		Six Months ended June 30
	2010	2009	2010	2009
Net Loss	$(1,367,000)	$—	$(1,944,000)	$—
Add:
Depreciation and amortization of real estate assets	270,000	—	372,000	—

FFO	(1,097,000)	—	(1,572,000)	—
Add:
Acquisition expenses	822,000	—	834,000	—

Adjusted FFO	$(275,000)	$—	$(738,000)	$—

Adjusted FFO per share — basic and diluted	$(0.24)	$—	$(0.79)	$—

Weighted-average number of shares outstanding — basic and diluted	1,159,403	22,000	929,727	22,000

Distributions

On May 11, 2010, our board of directors authorized an increase to our previously declared monthly cash distribution from $0.05625 to $0.05833 per share of our common stock, contingent upon the closing of the Waianae Property. The new monthly distribution amount represents an annualized distribution of $0.70 per share of our common stock and begins in the calendar month following the closing of the our acquisition of the Waianae Property. As discussed in Note 4, the Company closed on the Waianae Property on June 4, 2010, as such the new monthly distribution rate is effective July 1, 2010 see also Note 8 for discussion on our distributions.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

Refer to Note 13 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.

Subsequent Events

Certain events occurred subsequent to June 30, 2010 through the date of this Quarterly Report on Form 10-Q. Refer to Note 14 to our condensed consolidated unaudited financial statements included in the Quarterly Report on Form 10-Q for further explanation. Such events include:

•	Status of the Offering;

•	Distributions declared;

•	Renewal of Advisory Agreement;

•	Real estate acquisitions;

•	Note assumed; and

•	Restricted stock grants.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. As of June 30, 2010, all of our outstanding indebtedness accrued interest at a fixed rate and therefore an increase or decrease in interest rates would have no effect on our interest expense.

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

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors as previously disclosed in Part 1, Item 1A Risk Factors of the Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

For the six months ended June 30, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and we did not repurchase any of our shares pursuant to our share redemption program.

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975) registering a public offering of up to $1,100,000,000 in shares of our common stock was declared effective under the Securities Act and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share.

As of June 30, 2010, we had sold 1,449,290 shares of common stock in our initial public offering and through our DRIP, raising gross proceeds of $14,628,000. From this amount, we have incurred $1,227,000 in selling commissions and dealer manager fees to our dealer manager, $1,990,000 in organization and offering costs (of which $340,000 are offering expenses that are recorded as a reduction to equity and $1,551,000 recorded as deferred organization and offering costs and in amounts due to affiliates as the amount of organization and offering costs has exceeded 3% of gross offering proceeds).

As of June 30, 2010, we had offering proceeds, including proceeds from our distribution reinvestment plan, net of selling commissions, the dealer manager fee and organization and offering costs, from our offering of $12,971,000. As of June 30, 2010, we have used the net proceeds from our initial public offering and debt financing to purchase $38,188,000 in real estate, and paid $1,242,000 of acquisition expenses. For more information regarding how we used our net offering proceeds through June 30, 2010, see our financial statements included in this Quarterly Report.

In connection with raising the minimum offering amount of $2,000,000 in our public offering, on November 12, 2009 we issued 5,000 shares of restricted stock to each of our three independent directors pursuant to our Amended and Restated Director Compensation Plan, which is a sub-plan of our 2009 Long-Term Incentive Award Plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	Reserved.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNP Strategic Retail Trust, Inc.

Date: August 16, 2010	By:	/s/ Anthony W. Thompson
Anthony W. Thompson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ Christopher S. Cameron
Christopher S. Cameron
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in the Quarterly Report on Form 10-Q for the six months ended June 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

10.1	Eleventh Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated April 13, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc.

10.2	Twelfth Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated April 27, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc. (incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 3 to the Registration Statement on Form S- 11, Commission File No. 333-154975).

10.3	Thirteenth Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated June 2, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc.

10.4	Property and Asset Management Agreement, dated June 4, 2010, by and between TNP SRT Waianae Mall, LLC and TNP Property Manager, LLC.

10.5	Loan Agreement, dated September 19, 2005, by and between West Oahu Mall Associates, LLC and IXIS Real Estate Capital, Inc.

10.6	Note and Mortgage Assumption Agreement, dated June 4, 2010, by and among Bank of America, N.A., West Oahu Mall Associates, LLC and TNP SRT Waianae Mall, LLC.

10.7	Guaranty of Recourse Obligations, dated as of September 19, 2005, by and between Joseph Daneshgar and IXIS Real Estate Capital, Inc.

10.8	Joinder By and Agreement of New Indemnitor, dated June 4, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., TNP Property Manager, LLC and Anthony W. Thompson.

10.9	Second Omnibus Amendment and Reaffirmation of Loan Documents, dated June 4, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC, Anthony W. Thompson and KeyBank National Association.

10.10	Reimbursement and Fee Agreement, dated June 9, 2010, by and between TNP Strategic Retail Trust, Inc., TNP SRT Waianae Mall, LLC and Anthony W. Thompson.

10.11	Real Estate Purchase Agreement and Escrow Instructions, dated April 6, 2010, by and between TNP Acquisitions, LLC and Crestline Investments, LLC.

10.12	First Amendment to Real Estate Purchase Agreement and Escrow Instructions, dated May 5, 2010, by and between Crestline Investments, LLC and TNP Acquisitions, LLC.

10.13	Second Amendment to Real Estate Purchase Agreement and Escrow Instruction, dated May 21, 2010, by and between Crestline Investments, LLC and TNP Acquisitions, LLC.

10.14	Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions, dated June 11, 2010, by and between TNP Acquisitions, LLC and TNP SRT Northgate Plaza Tucson, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.