Form 10-Q
period 2010-09-30
TNP Strategic Retail Trust, Inc.
filed 2010-11-15
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of November 11, 2010, there were 2,262,160 shares of the Registrant’s common stock issued and outstanding.

TNP STRATEGIC RETAIL TRUST, INC.
INDEX

PART I
FINANCIAL INFORMATION
     The accompanying condensed consolidated unaudited financial statements as of and for the three and nine months ended September 30, 2010, have been prepared by TNP Strategic Retail Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 31, 2010, as amended by the Annual Report on Form 10K/A, filed with the SEC on May 17, 2010 (the “Form 10-K”). The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results expected for the full year. The information furnished in our accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.
     Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. The Company cautions investors not to place undue reliance on forward-looking statements, which reflect management’s view only as of the date of this Quarterly Report on Form 10-Q. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in “Item 1A – Risk Factors” of the Form 10-K.

TNP Strategic Retail Trust, Inc.
Condensed Consolidated Unaudited Balance Sheets

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$834,000	$1,106,000
Prepaid expenses and other assets	784,000	360,000
Accounts receivable, less allowance for doubtful accounts of $39,000 and $0, respectively	386,000	11,000
Investments in real estate
Land	20,444,000	3,080,000
Building and improvements	24,674,000	6,124,000
Tenant improvements	1,716,000	656,000

	46,834,000	9,860,000
Accumulated depreciation	(620,000)	(28,000)

Investments in real estate, net	46,214,000	9,832,000

Lease intangibles, net	8,613,000	2,617,000

Deferred costs
Organization and offering	1,565,000	1,425,000
Financing fees, net	334,000	254,000

Total deferred costs, net	1,899,000	1,679,000

Total assets	$58,730,000	$15,605,000

LIABILITIES AND EQUITY

Liabilities:
Accounts payable and accrued expenses	$682,000	$326,000
Amounts due to related parties	1,728,000	1,489,000
Other liabilities	290,000	12,000
Acquired below market lease intangibles, net	2,724,000	—
Notes payable	39,904,000	10,490,000

Total liabilities	45,328,000	12,317,000

Commitments and contingencies	—	—

Equity:
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized, 2,131,410 and 524,752 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	21,000	5,000
Additional paid-in capital	18,584,000	4,512,000
Accumulated deficit	(5,200,000)	(1,231,000)

Total stockholders’ equity	13,405,000	3,286,000

Noncontrolling interests	(3,000)	2,000

Total equity	13,402,000	3,288,000

Total liabilities and equity	$58,730,000	$15,605,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP Strategic Retail Trust, Inc.
Condensed Consolidated Unaudited Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Rental	$1,831,000	$—	$2,747,000	$—

Expenses:
General and administrative	476,000	89,000	1,155,000	89,000
Acquisition expenses	492,000	—	1,326,000	—
Operating and maintenance	719,000	—	1,127,000	—
Depreciation and amortization	819,000	—	1,191,000	—

Total operating expense	2,506,000	89,000	4,799,000	89,000

Operating loss	(675,000)	(89,000)	(2,052,000)	(89,000)

Other income and (expense)
Interest income	1,000	—	4,000	—
Interest expense	(712,000)	—	(1,282,000)	—

Total other expense	(711,000)	—	(1,278,000)	—

Net loss	(1,386,000)	(89,000)	(3,330,000)	(89,000)
Net loss attributable to noncontrolling interest	1,000	—	5,000	—

Net loss attributable to stockholders’	$(1,385,000)	$(89,000)	$(3,325,000)	$(89,000)

Net loss per common share — basic and diluted	$(0.76)	$(4.01)	$(2.69)	$(4.01)

Weighted-average number of common shares outstanding — basic and diluted	1,837,011	22,222	1,240,067	22,222

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP Strategic Retail Trust, Inc.
Condensed Consolidated Unaudited Statement of Equity

	Common Stock		Additional
	Number of		Paid-in	Accumulated	Stockholders’	Noncontrolling	Total
	Shares	Par Value	Capital	Deficit	Equity	Interests	Equity
BALANCE — January 1, 2010	524,752	$5,000	$4,512,000	$(1,231,000)	$3,286,000	$2,000	$3,288,000
Issuance of common stock	1,578,954	16,000	15,595,000	—	15,611,000	—	15,611,000
Offering costs	—	—	(1,775,000)	—	(1,775,000)	—	(1,775,000)
Issuance of vested and non-vested restricted common stock	7,500	—	67,000	—	67,000		67,000
Deferred stock compensation	—	—	(7,000)	—	(7,000)	—	(7,000)
Issuance of common stock under the DRIP	20,204	—	192,000	—	192,000	—	192,000
Distributions	—	—	—	(644,000)	(644,000)	—	(644,000)
Net loss	—	—	—	(3,325,000)	(3,325,000)	(5,000)	(3,330,000)

BALANCE — September 30, 2010	2,131,410	$21,000	$18,584,000	$(5,200,000)	$13,405,000	$(3,000)	$13,402,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP Strategic Retail Trust, Inc.
Condensed Consolidated Unaudited Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(3,330,000)	$(89,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing fees and lease intangibles	163,000	—
Depreciation and amortization	1,191,000	—
Stock based compensation	60,000	—
Allowance for doubtful accounts	39,000
Changes in assets and liabilities:
Prepaid expenses and other assets	(9,000)	(38,000)
Accounts receivable	(322,000)	—
Accounts payable and accrued expenses	157,000	—
Due to related parties	139,000	128,000
Other liabilities	397,000	—

Net cash (used in) provided by operating activities	(1,515,000)	1,000

Cash flows from investing activities:
Investments in real estate	(16,390,000)	—

Net cash used in investing activities	(16,390,000)	—

Cash flows from financing activities:		—
Proceeds from issuance of common stock	15,611,000	—
Distributions	(388,000)	—
Payment of offering costs	(1,815,000)	—
Proceeds from notes payable	8,500,000
Repayment of notes payable	(3,976,000)	—

Financing fees	(299,000)	—
Increase in restricted cash from subscription proceeds	—	(125,000)
Subscription proceeds due to investors	—	125,000

Net cash provided by financing activities	17,633,000	—

Net (decrease) increase in cash and cash equivalents	(272,000)	1,000
Cash and cash equivalents — beginning of period	1,106,000	201,000

Cash and cash equivalents — end of period	$834,000	$202,000

Supplemental disclosure of non-cash financing activities:
Deferred organization and offering costs accrued	$140,000	$—
Common stock issued through distribution reinvestment plan	$192,000	$—
Distributions declared and unpaid	$82,000	$—
Notes payable assumed upon investment in real estate	$25,140,000	$—
Accrued sales commissions and dealer manager fees	$4,000	$—
Accrued tenants improvements	$135,000	$—
Supplemental cash flow disclosures:
Cash paid for interest	$1,178,000	$—
The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS
September 30, 2010
Note 1 — Organization and Business
     TNP Strategic Retail Trust, Inc. (the “Company”) was formed on September 18, 2008, as a Maryland corporation. The Company believes it qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and has elected REIT status beginning with the taxable year ended December 31, 2009, the year in which the Company began material operations. As discussed in Note 8, the Company was initially capitalized by the sale of shares of common stock to Thompson National Properties, LLC (the “Sponsor”) on October 16, 2008. The Company’s fiscal year end is December 31.
     On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced its initial public offering. The Company is offering shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to the DRIP at a price of $9.50 per share.
     On November 12, 2009, the Company achieved the minimum offering amount of $2,000,000 and offering proceeds were released to the Company from an escrow account. From commencement of the offering through September 30, 2010, the Company had accepted investors’ subscriptions for, and issued, 2,131,410 shares of the Company’s common stock, including 20,919 shares issued pursuant to the DRIP, resulting in gross offering proceeds of $21,013,426.
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
     As of September 30, 2010, the Company’s portfolio included four properties comprising 408,000 of rentable square feet of multi-tenant retail and commercial space located in three states. As of September 30, 2010, the rentable space at these properties was 85.9% leased.
     The Company’s advisor is TNP Strategic Retail Advisor, LLC, a Delaware limited liability company (“Advisor”). Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.
     Substantially all of the Company’s business is conducted through TNP Strategic Retail Operating Partnership, LP, the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP OP”). Advisor has invested $1,000 in the OP in exchange for common limited partnership units and TNP OP has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares, it will transfer substantially all of the net proceeds of the offering to the OP as a capital contribution. As of September 30, 2010 and December 31, 2009, the Company owned 99.95% and 99.80%, respectively, of the limited partnership interest in the OP. As of September 30, 2010 and December 31, 2009, Advisor owned 0.05% and 0.20%, respectively, of the limited partnership interest in the OP. TNP OP owned 100% of the outstanding Special Units as of September 30, 2010 and December 31, 2009.
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

TNP STRATEGIC RETAIL TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
Note 2 — Summary of Significant Accounting Policies
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
Cash and Cash Equivalents
     Cash and cash equivalents represents current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. As of September 30, 2010, the Company had $277,000 in excess of federally insured limits. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash.
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
     No impairment indicators were identified by the Company for the three and nine months ended September 30, 2010 and 2009.
Share Redemption Plan
     The share redemption plan allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases will be made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of its common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. In addition, the Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. For the three and nine months ended September 30, 2010 and 2009, the Company did not repurchase any shares of its common stock pursuant to the share redemption program nor had any such requests been received.
Note 3 — Fair Value of Financial Instruments
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
     The Company believes that the carrying values reflected on our condensed consolidated unaudited balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for our notes payable, which are disclosed below:

	Carrying value per	Estimated
At September 30, 2010	balance sheet	fair value
Notes payable	$39,904,000	$39,904,000

	Carrying value per	Estimated
At December 31, 2009	balance sheet	fair value
Notes payable	$10,490,000	$10,490,000
     The estimated fair value of our notes payable is based upon indicative market prices.

TNP STRATEGIC RETAIL TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
Note 4 — Real Estate Acquisitions
2010 Property Acquisitions
     During the nine months ended September 30, 2010, the Company acquired three multi-tenant retail and commercial properties: the Waianae Mall (the “Waianae Property”), located in Oahu, HI, on June 4, 2010; Northgate Plaza (the “Northgate Property”), located in Tucson, AZ, on July 6, 2010; and San Jacinto Esplanade (the “San Jacinto Property”), located in San Jacinto, CA, on August 11, 2010 (collectively, the “2010 Acquisitions”). The Company purchased the 2010 Acquisitions for an aggregate purchase price of $40,826,000, plus closing costs. The Company financed the 2010 Acquisitions with net proceeds from the Offering and through the assumption of $25,140,000 in notes payable and the drawdown of $8,500,000 from the Company’s revolving credit agreement (the “Credit Agreement”), with KeyBank National Association (“KeyBank”), as discussed in Note 6 . The Company expensed $1,204,000 of acquisition costs related to the 2010 Acquisitions.
     The purchase price of the 2010 Acquisitions were allocated as follows:

Land	$17,364,000
Building & improvements	18,545,000
Tenant improvements	929,000

36,838,000
Acquired lease intangibles	6,608,000
Acquired below market lease intangibles	(2,890,000)
Premium on assumed debt	345,000
Discount on assumed debt	(75,000)

$40,826,000
     The estimated useful lives for the acquired lease intangibles range from approximately one month to 17.3 years. As of the date of acquisitions, the weighted-average amortization period for acquired lease intangibles and acquired below market leases were 7.7 years and 6.5 years, respectively.
     For the three months ended September 30, 2010, the Company recorded revenues of $1,524,000 and a net loss of $637,000 related to the operations of the 2010 Acquisitions. For the nine months ended September 30, 2010, the Company recorded revenues of $1,834,000 and a net loss of $1,397,000 related to the operations of the 2010 Acquisitions.
     As part of the San Jacinto property acquisition, the Company acquired approximately $71,000 of accounts receivable. The gross amount of the acquired receivables is deemed to be the fair value at acquisition date.
2009 Property Acquisitions
     On November 19, 2009, the Company acquired a multi-tenant retail and commercial property, Moreno Marketplace, located in Moreno Valley, CA (the “Moreno Property”), for an aggregate purchase price of $12,500,000, plus closing costs. The Company financed the acquisition of the Moreno Property with net proceeds from the Offering and through the issuance of $10,500,000 of notes payable as discussed in Note 5. During the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company expensed $122,000 and $408,000 of acquisition costs related to the Moreno Property acquisition, respectively.
     The purchase price of the Moreno Property was allocated as follows:

Land	$3,080,000
Building & improvements	6,124,000
Tenant improvements	656,000

9,860,000
Acquired lease intangibles	2,640,000

$12,500,000
     The estimated useful lives for the acquired lease intangibles range from approximately 4.3 years to 19.3 years. As of the date of acquisition, the weighted-average amortization period for acquired lease intangibles was 16.9 years.
Proforma Information
     The following condensed proforma financial information is presented as if the 2010 Acquisitions had been consummated as of January 1, 2010 for the proforma three and nine months ended September 30, 2010. This proforma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each period, nor does it purport to represent the results of future operations.
     The Company estimated that revenues and net loss, on a proforma basis, for the three months ended September 30, 2010, would have been $1,959,000 and $838,000, respectively.
     The Company estimated that revenues and net loss, on a proforma basis, for the nine months ended September 30, 2010, would have been $5,849,000 and $2,176,000, respectively.
     The Company commenced operations on November 19, 2009 in connection with its first property acquisition, the Moreno Property. As a result, the Company had no results of operations from property acquisitions for the three and nine months ended September 30, 2009.

TNP STRATEGIC RETAIL TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
Note 5 — Notes Payable
Moreno Property Loan
     In connection with the acquisition of the Moreno Property, on November 19, 2009, TNP SRT Moreno Marketplace, LLC, a wholly owned subsidiary of the OP (“TNP SRT Moreno”), borrowed $9,250,000 from KeyBank pursuant to a promissory note (the “Moreno Property Note”), secured by the Moreno Property. The entire outstanding principal balance of the Moreno Property Note, plus any accrued and unpaid interest thereon, is due and payable in full on November 19, 2011 (the “initial maturity date”), although TNP SRT Moreno has the option, subject to the satisfaction of certain conditions, to extend the maturity date for up to two successive periods of twelve months each (each an “Extension Period”). During the first Extension Period, if any, interest on the outstanding principal balance will accrue at a rate of 7.0% per annum. During the second Extension Period, if any, interest on the outstanding principal balance will accrue at a rate equal to the greater of (1) 7.50% per annum and (2) a variable per annum rate based upon LIBOR as reported by Reuters. A principal payment of $10,000 plus interest, at the applicable interest rate, on the outstanding principal balance of the Moreno Property Note is due and payable monthly. Interest on the outstanding principal balance of the Moreno Property Note accrues at a rate of 5.5% per annum through the initial maturity date. The Moreno Property Note is secured by a first deed of trust on the Moreno Property and an assignment of all leases and rents of and from the Moreno Property in favor of KeyBank.
     As of September 30, 2010 and December 31, 2009, there was $9,150,000 and $9,240,000 outstanding on the Moreno Property Note, respectively.
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
     At any time after January 2, 2010 but before April 2, 2010, MRP had the option to convert the unpaid principal balance due on the Convertible Note (which is referred to herein as the “conversion amount”) into a capital contribution by MRP to TNP SRT Moreno to be credited to a capital account with TNP SRT Moreno. At any time after February 2, 2010, but before April 2, 2010, TNP SRT Moreno had the option to convert the conversion amount into a capital contribution by MRP to TNP SRT Moreno to be credited to a capital account with TNP SRT Moreno. Any accrued but unpaid interest on the Convertible Note would have been payable to MRP in cash upon the conversion of the conversion amount. The Convertible Note was not converted prior to April 2, 2010. Additionally, because the Convertible Note was not converted, TNP SRT Moreno paid Advisor an additional acquisition fee of $110,000, which is included in acquisition expense for the nine months ended September 30, 2010. As of September 30, 2010 and December 31, 2009, there was $1,250,000 outstanding on the Convertible Note.
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
     The original principal amount of the Waianae Loan was $22,200,000 and the outstanding principal balance of the Waianae Loan as of the assumption was approximately $20,741,000. The entire unpaid principal balance of the Waianae Loan and all accrued and unpaid interest thereon is due and payable in full on October 5, 2015 (the “Maturity Date”). Pursuant to the Loan Agreement, TNP SRT Waianae will make monthly debt service payments on the Waianae Loan in an amount equal to $125,000, which amount is calculated based upon an interest rate equal to 5.3922% per annum (the “Interest Rate”) and a 360-month amortization schedule. After the occurrence of and during the continuance of any event of default under the Loan Agreement, the unpaid principal balance of the Waianae Loan and all accrued and unpaid interest thereon will bear interest at a rate per annum equal to the lesser of (1) the maximum rate permitted by applicable law and (2) the Interest Rate plus 5.0%, compounded monthly. Provided that no event of default has occurred and is continuing, beginning with the monthly payment date that is closest to 120 days prior to the Maturity Date (the “Open Payment Date”), TNP SRT Waianae may, upon ten (10) days prior written notice to the Lender, prepay the Waianae Loan in full without any penalty. Any prepayment of the Waianae Loan by TNP SRT Waianae prior to the Open Payment Date will be subject to a prepayment penalty calculated in accordance with the Loan Agreement. Provided that no event of default has occurred and is continuing and subject to the satisfaction of certain terms and conditions set forth in the Loan Agreement, TNP SRT Waianae may voluntarily defease all or a portion of the outstanding principal amount of the Waianae Loan. As of September 30, 2010 there was $20,592,000 outstanding on the Waianae Loan.
     The Loan Agreement contains customary covenants by TNP SRT Waianae, including, without limitation, covenants regarding the payment of taxes on the Waianae Property, the maintenance and repair of the Waianae Property, the performance of other agreements, the prior approval by the Lender of new material leases at the Waianae Property or any renewal or modification to any existing material lease at the Waianae Property, compliance with applicable environmental laws and environmental monitoring, prohibitions on the purchase or ownership of additional properties and limitations on the cancellation or forgiveness of debt. In addition, pursuant to the Loan Agreement, TNP SRT Waianae covenants, among other things, (1) to diligently perform and enforce the terms and conditions of the management agreement (the “Management Agreement”) by and between TNP SRT Waianae and TNP Property Manager, LLC, as property manager (the “ TNP Manager”), (2) not to amend, modify, renew or cancel the Management Agreement in any way without the Lender’s prior written consent and (3) not to engage a new manager for the Waianae Property without Lender’s prior consent. In addition, the Loan Agreement provides that if (1) TNP SRT Waianae fails to maintain a Debt Service Coverage Ratio (as defined in the Loan Agreement) of at least 1.10:1, (2) an event of default has occurred and is continuing or (3)  TNP Manager is in default under the Management Agreement, TNP SRT Waianae will, at Lender’s request, replace TNP Manager with a new manager of the Waianae Property acceptable to Lender in its sole discretion. Pursuant to the Loan Agreement, TNP SRT Waianae has agreed to indemnify and hold harmless Lender, each of the Lender’s affiliates and any person who controls the Lender or its affiliates from any and all liabilities, damages or claims of any kind relating to or arising out of the Waianae Loan.

TNP STRATEGIC RETAIL TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
     The Loan Agreement provides for customary events of default, some with corresponding cure periods, including, without limitation, payment defaults, failure to maintain the required insurance policies, breaches of covenants, breaches of representations and warranties and bankruptcy-related defaults. In addition, the Loan Agreement provides that any sale, assignment or transfer of any direct or indirect interest in the Waianae Property, TNP SRT Waianae, the OP or the Company will, subject to exceptions for certain permitted transfers that do not result in a Change in Control (as defined in the Loan Agreement), be an event of default. Upon an uncured event of default under the Loan Agreement, Lender may, at its option, declare that all amounts outstanding under the Waianae Loan are immediately due and payable in full.
     The performance of the obligations of TNP SRT Waianae under the Loan Agreement are secured by (1) a mortgage, assignment of leases and rents and security agreement in favor of the Lender, (2) a guaranty of recourse obligations (the “Guaranty”) granted in favor of the Lender by Joseph Daneshgar (the “Original Guarantor”), provided that, subject to certain exceptions, the Original Guarantor is not liable for any acts or events occurring or obligations arising after the assumption of the Waianae Loan, (3) a joint and several recourse guaranty (the “TNP Guaranty”) granted in favor of the Lender by the Company, the OP, Anthony W. Thompson, the Company’s chairman and chief executive officer, and TNP Manager (collectively, the “New Indemnitors”), in instances in which the Lender may pursue a monetary judgement under the Loan Agreement, including, without limitation, upon a Change in Control and other specified acts (“Recourse Events”), and (4) a joint and several guaranty of the full and prompt payment of up to ten percent (10%) of the outstanding principal balance of the Waianae Loan upon an event of default in instances when a Recourse Event has not occurred, plus any costs incurred by Lender in enforcing the guaranty (the “Payment Guaranty”), granted in favor of the Lender by the New Indemnitors (excluding TNP Manager). In connection with the TNP Guaranty, the New Indemnitors are required to maintain, in the aggregate, a net worth (as defined in the Assumption Agreement) of at least $25,000,000 (the “Minimum Net Worth”) throughout the term of the Waianae Loan. The failure of the New Indemnitors to maintain the Minimum Net Worth at any time during the term of the Waianae Loan will constitute an event of default under the Guaranty and the other Loan Documents.
     In connection with entering into the Loan Agreement, on May 28, 2010, Mr. Thompson acquired 111,111 shares of the Company’s common stock at $9.00 per share for an aggregate purchase price of $1,000,000 in the Company’s Offering. If Mr. Thompson no longer owns $1,000,000 in shares of the common stock of the Company an event of default pursuant to a Change in Control will have occurred pursuant to the Loan Agreement.
Assumption of Northgate Loan
     In connection with the acquisition of the Northgate Property, TNP SRT Northgate Plaza Tucson, LLC, an indirect wholly owned subsidiary of the OP (“TNP SRT Northgate”), the seller of the Northgate Property (“Northgate Seller”) entered into an Assumption And Second Modification Agreement (the “Northgate Assumption Agreement”) with Thrivent Financial for Lutherns (“Northgate Lender”). The Northgate Assumption Agreement provides for TNP SRT Northgate’s assumption of all of the Northgate Seller’s indebtedness and obligations under the amended and restated promissory note (the “Northgate Loan”), dated June 22, 2004, by and between the Northgate Seller and Northgate Lender (as amended by the Northgate Assumption Agreement, the “Note”) and the other loan documents related to the Northgate Loan (collectively, as amended, the “Northgate Loan Documents”).
     Pursuant to the Assumption Agreement, on the closing date TNP SRT Northgate paid the Northgate Lender an assumption fee of approximately $44,000, or 1.0% of the outstanding principal balance of the Northgate Loan. The Northgate Assumption Agreement provides for a release of the Northgate Seller and Daniel Kivel and Alvin Kivel, the original guarantors of the Northgate Seller’s obligations under the Northgate Loan (the “Northgate Original Guarantors”), from any liability to the Northgate Lender of any kind under the Northgate Loan Documents with respect to matters which occur subsequent to the acquisition. The Northgate Assumption Agreement also provides that TNP SRT Northgate will indemnify, defend and hold harmless the Northgate Seller, the Northgate Original Guarantors and the Northgate Lender from any and all claims, liabilities, losses or expenses incurred by the Northgate Seller, the Northgate Original Guarantors or the Northgate Lender arising out of events occurring on or after the closing date relating to the Loan Documents or the Northgate Property.
     The original principal amount of the Northgate Loan was $5,300,000 and the outstanding principal balance of the Northgate Loan as of the acquisition was approximately $4,398,000. The entire unpaid principal balance of the Northgate Loan and all accrued and unpaid interest thereon is due and payable in full on July 15, 2027 (the “Maturity Date”). Pursuant to the Note, TNP SRT Northgate will make monthly payments of interest and principal on the Northgate Loan in an amount equal to approximately $35,000, which amount is calculated based upon an interest rate equal to 6.25% per annum (the “Northgate Interest Rate”) and a 360-month amortization schedule. Upon 90 days’ prior written notice, the Northgate Lender has the option to increase or decrease the Northgate Interest Rate on July 15, 2011 to the Northgate Lender’s then-current interest rate for similar loans. If any payment required under the Northgate Loan is not paid when due, the Northgate Lender may charge an amount equal to the greater of 3% of the amount of the late payment or five hundred dollars. After the occurrence of and during the continuance of any event of default under the Northgate Loan Documents, the unpaid principal balance of the Northgate Loan and all accrued and unpaid interest thereon will bear interest at a rate per annum of 15% from and after the event of default until paid. The Northgate Loan may be prepaid in full without any penalty during the period from May 15 through July 15 of 2011 and 2014 (the “Open Prepayment Dates”) upon 60 days’ prior written notice to the lender. Any permitted prepayment of the Northgate Loan by TNP SRT Northgate outside of the Open Prepayment Dates will be subject to a prepayment penalty in an amount equal to the greater of (1) 1% of the outstanding principal balance of the Northgate Loan as of the date of prepayment and (2) the amount of the Northgate Loan prepaid multiplied by a percentage based upon the difference between the Interest Rate as of the date of prepayment and the market yield of U.S. Treasury issues as quoted in The Wall Street Journal, calculated in accordance with the Note. Upon at least six months’ prior written notice, the Northgate Lender has the option to declare the entire unpaid principal balance of the Northgate Loan and all unpaid, accrued interest thereon, immediately due and payable by July 15, 2014 or any time thereafter. As of September 30, 2010 there was $4,362,000 outstanding on the Northgate Loan.
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
     The performance of the obligations of TNP SRT Northgate under the Northgate Loan are secured by (1) a deed of trust, assignment of rents, security agreement and fixture filing in favor of the Northgate Lender, (2) an assignment of rents and leases in favor of the Northgate Lender, (3) a guaranty granted in favor of the Northgate Lender by the original guarantor Northgate Original Guarantors, provided that the Northgate Original Guarantors are not liable for any acts or events occurring or obligations arising after the closing date, and (4) a guaranty of all of TNP SRT Northgate’s obligations under the Loan Documents granted in favor of the Northgate Lender by the Company. In addition, pursuant to an environmental indemnity agreement (the “Northgate Environmental Indemnity”), the Company and TNP SRT Northgate (the “Northgate Indemnitors”) have agreed to jointly and severally indemnify, defend and hold harmless the Northgate Lender and any other person or entity who is or will be involved in the origination or servicing of the Northgate Loan from and against any losses, damages, claims or other liabilities that the Northgate Lender or such other parties may suffer or incur as a result of, among other things, (1) the past, present or future presence, release or threatened release of certain hazardous substances or wastes in, on, above or under the Northgate Property, (2) any past, present or threatened non-compliance or violation of any environmental laws in connection with the Northgate Property and (3) any breach of any representation or warranty or covenant made in the Northgate Environmental Indemnity by any Northgate Indemnitor.

TNP STRATEGIC RETAIL TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
Note 6 — Line of Credit
     On November 12, 2009, the OP entered into the Credit Agreement, with KeyBank as administrative agent for itself and the other lenders named in the Credit Agreement, to establish a revolving credit facility with a maximum aggregate borrowing capacity of up to $15,000,000. The proceeds of the revolving credit facility may be used by the OP for investments in properties and real estate-related assets, improvement of properties, costs involved in the ordinary course of the OP business and for other general working capital purposes; provided, however, that prior to any funds being advanced to the OP under the revolving credit facility, KeyBank shall have the authority to review and approve, in its sole discretion, the investments that the OP proposes to make with such funds, and the OP shall be required to satisfy certain enumerated conditions set forth in the Credit Agreement, including, but not limited to, limitations on outstanding indebtedness with respect to a proposed property acquisition, a ratio of net operating income to debt service on the prospective property of at least 1.35 to 1.00 and a requirement that the prospective property be 100% owned, directly or indirectly, by the OP.
     The Credit Agreement contains customary covenants including, but not limited to, limitations on distributions, the incurrence of debt and the granting of liens. Additionally, the Credit Agreement contains certain covenants relating to the amount of offering proceeds the Company receives in its continuous offering of common stock. The OP received a waiver from KeyBank relating to the covenant in the Credit Agreement requiring the Company to raise at least $2,000,000 in shares of common stock in its public offering during each of January and February and $3,000,000 during each of March, April, May, and June and $4,000,000 in each of July, August, September and October.
     In addition, the OP received a waiver relating to the covenant requiring the Company to maintain a 1.3 to 1 debt service coverage ratio and to maintain a maximum leverage ratio as of and for the three months ended September 30, 2010. The Credit Agreement is guaranteed by the Sponsor and an affiliate of the Sponsor (the “Guarantors”). As part of the guarantee agreement, the Guarantors must maintain minimum net worth and liquidity requirements on a combined or individual basis. The Company received a waiver relating to the covenant requiring the Guarantors to maintain a minimum net worth as of and for the three months ended September 30, 2010.
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
     As of September 30, 2010, $10,200,000 was available under the Credit Agreement, subject to KeyBank’s review and approval described above. During the three and nine months ended September 30, 2010, a total of $8,500,000 was borrowed under the Credit Agreement, including $1,900,000 and $6,600,000 relating to the Northgate and San Jacinto Property acquisitions, respectively. As of September 30, 2010 and December 31, 2009, $4,800,000 and $0 were outstanding on the Credit Agreement, respectively. The $4,800,000 outstanding at September 30, 2010 relates to the San Jacinto Property acquisition and is secured by the property subject to the covenants and borrowing terms described above. Refer to Note 14 for additional discussion regarding subsequent events relating to the Credit Agreement.
Note 7 — Related-Party Transactions and Arrangements
     Organization and offering costs of the Company (other than selling commissions and the dealer manager fee) are initially being paid by Advisor and its affiliates on the Company’s behalf. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of Advisor’s employees and employees of Advisor’s affiliates and others. Pursuant to the advisory agreement by and between the Company and Advisor (the “Advisor Agreement”), the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs associated with the Offering, provided that Advisor is obligated to reimburse the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by the Company exceed 3.0% of the gross offering proceeds from the Offering. Any such reimbursement will not exceed actual expenses incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on November 12, 2009, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs.

TNP STRATEGIC RETAIL TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
     All offering costs, including sales commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.
     Advisor receives up to 3.0% of the gross offering proceeds for reimbursement of organization and offering expenses. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, and to the extent such expenses exceed 3.0% of gross offering proceeds, without recourse against or reimbursement by the Company. As of September 30, 2010, Advisor and its affiliates had incurred organizational and offering expenses of $2,189,000 (of which $498,000 were offering expenses that were recorded as a reduction to equity, $126,000 were organizational expenses that were recorded in general and administrative expense, and $1,565,000 were recorded as deferred organization and offering costs and in amounts due to affiliates because the amount of organization and offering costs had exceeded 3.0% of gross offering proceeds). As of December 31, 2009, Advisor and its affiliates had incurred organizational and offering expenses of $1,579,000 (of which $122,000 were offering expenses that were recorded as a reduction to equity, $32,000 were organizational expenses that are recorded in general and administrative expense, and $1,425,000 were recorded as deferred organization and offering costs and in amounts due to affiliates as the amount of organization and offering costs had exceeded 3.0% of gross offering proceeds).
     Advisor and certain affiliates of Advisor will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the Company’s real estate investments.
     TNP Securities, LLC (“Dealer Manager”), the dealer manager of the Offering and a related party, receives a selling commission of up to 7.0% of gross offering proceeds from the sale of shares in the Offering. Dealer Manager may reallow all or a portion of such sales commissions earned to participating broker-dealers. In addition, the Company will pay Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds from the sale of shares in the Offering, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee will be paid for sales under the DRIP. For the nine months ended September 30, 2010, the Company had paid the Dealer Manager $1,001,000 in sales commissions and $439,000 in dealer manager fees. For the three months ended September 30, 2010, the Company had paid the Dealer Manager $449,000 in sales commissions and $196,000 in dealer manager fees. The Company had $3,000 and $1,000 recorded in amounts due to related parties for sales commissions and dealer manager fees, respectively, as of September 30, 2010, as compared to $31,000 and $13,000 recorded in amounts due to related parties for sales commissions and dealer manager fees, respectively, as of December 31, 2009.
     Advisor, or its affiliates, will receive an acquisition fee equal to 2.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. During the nine months ended September 30, 2010, the Company incurred acquisition fees of $1,020,000 related to the 2010 Acquisitions. In March 2010, TNP SRT Moreno paid Advisor an additional acquisition fee of $110,000 due to the fact that the option to convert the Convertible Note issued in connection with the acquisition of the Moreno Property was not exercised, and such amount was included in prepaid expenses and other assets as of March 31, 2010, and recorded to acquisition expense in April 2010.
     The Company pays TNP Manager, its property manager and a related party, a market-based property management fee of up to 5.0% of the gross revenues generated by the properties in connection with the operation and management of properties. TNP Manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers. For the three and nine months ended September 30, 2010, the Company incurred property management fees of $76,000 and $112,000, respectively, paid to TNP Manager which are included in operating and maintenance expense. As of September 30, 2010 and December 31, 2009, $15,000 and $5,000, respectively, were recorded in amounts due to related parties.
     The Company will pay Advisor a monthly asset management fee of one-twelfth of 0.6% on all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. The Company has deferred the payment of the asset management fee to Advisor as the Company has not met either of the funds from operations coverage tests. For the three and nine months ended September 30, 2010, the Company incurred $75,000 and $124,000, respectively, in asset management fees and had accrued $133,000 in asset management fees as of September 30, 2010, which is included in amounts due to related parties. As of December 31, 2009, $9,000 of asset management fees was included in amounts due to related parties.
     If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates also will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold.

TNP STRATEGIC RETAIL TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
     The Company reimburses Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives a separate fee. For the three and nine months ended September 30, 2010, the Company had incurred and paid Advisor for administrative services of $30,000 and $78,000, respectively.
     The Company will pay Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate-related loans. There were no loan origination fees earned by Advisor for the three and nine months ended September 30, 2010.
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
     As part of the Waianae Property acquisition, Mr. Thompson guaranteed the assumed Waianae Loan discussed in Note 5. For consideration of such service, the Company paid Mr. Thompson an initial guaranty fee of $25,000 and will pay an annual guaranty fee equal to 0.25% multiplied by 10.0% of the weighted average amount of borrowings outstanding under the Waianae Loan during each period of twelve consecutive months beginning on the June 4, 2010, or such shorter period if the Waianae Loan is paid in full prior to the end of such twelve months. As of September 30, 2010 and December 31, 2009, $2,000 and $0, respectively, were recorded in amounts due to related parties.
     As part of the Moreno Property acquisition, Mr. Thompson guaranteed the Moreno Property Note discussed in Note 5. For consideration of such service, the Company paid Mr. Thompson an initial guaranty fee of $25,000 and will pay an annual guaranty fee equal to 0.25% multiplied by 36.26% of the weighted average amount of borrowings outstanding under the Moreno Property Note during each period of twelve consecutive months beginning on the November 19, 2009, or such shorter period if the Moreno Property Note is paid in full prior to the end of such twelve months. As of September 30, 2010 and December 31, 2009, $7,000 and $0, respectively, were recorded in amounts due to related parties.
     As part of the Credit Agreement, the Sponsor guaranteed the Credit Agreement discussed in Note 6. For consideration of such service the Company paid the Sponsor an initial guaranty fee of $25,000 and will pay an annual guaranty fee equal to 0.25% multiplied by the weighted average amount of borrowings outstanding during the term of the Credit Agreement. As of September 30, 2010 and December 31, 2009, $2,000 and $0, respectively, were recorded in amounts due to related parties.
Note 8 — Equity
Common Stock
     Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of such stock have a par value of $0.01 per share. On October 16, 2008, the Company sold 22,222 shares of common stock to the Sponsor for an aggregate purchase price of $200,000. As of September 30, 2010, the Company had accepted investors’ subscriptions for, and issued, 2,131,410 shares of the Company’s common stock in the Offering, including 20,919 shares issued pursuant to the DRIP.
     The Company’s board of directors is authorized to amend its Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.
Distribution Reinvestment Plan
     The DRIP allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions, at a price of $9.50 per share. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP in the Offering. For the nine months ended September 30, 2010, $192,000 in distributions were reinvested and 20,204 shares of common stock were issued pursuant to the DRIP.

TNP STRATEGIC RETAIL TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
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
     On August 13, 2009, the Company’s board of directors approved a monthly cash distribution of $0.05625 per common share, which represents an annualized distribution of $0.675 per share. The commencement of the distribution was subject to the Company raising a minimum of offering proceeds of $2,000,000, the sale of a sufficient number of shares in the Offering to finance an asset acquisition and the identification and completion of an asset acquisition. On November 12, 2009, the Company achieved the minimum offering amount of $2,000,000, and on November 19, 2009 the Company completed the acquisition of the Moreno Property, thus satisfying all of the conditions for the commencement of the monthly distribution.
     On May 11, 2010, the board of directors of the Company authorized an increase to the Company’s previously declared monthly cash distribution from $0.05625 to $0.05833 per share of the Company’s common stock, contingent upon the closing of the Waianae Property. The new monthly distribution amount represents an annualized distribution of $0.70 per share of the Company’s common stock and commenced in the calendar month following the closing of the Company’s acquisition of the Waianae Property. As discussed in Note 4, the Company closed on the Waianae Property on June 4, 2010, as such the new monthly distribution rate begin to accrue effective July 1, 2010.
     The distributions paid during the nine months ended September 30, 2010 exceeded the Company’s net income as the Company had a net loss for the period. Additionally, as the Company had negative cash flow from operations for the period, cash amounts distributed to stockholders were funded from proceeds from the offering and represents a 100% return of capital to stockholders.
     The following table sets forth the distributions declared and the amounts paid in cash pursuant to the DRIP for the nine months ended September 30, 2010:

	Distributions	Distribution Declared per
Month	Declared	Common Share	Paid through cash (1)	Paid through DRIP (2)
January	$32,000	$0.05625	$18,000	$7,000
February	40,000	0.05625	25,000	11,000
March	47,000	0.05625	29,000	14,000
April	56,000	0.05625	33,000	17,000
May	64,000	0.05625	39,000	19,000
June	80,000	0.05625	45,000	22,000
July	96,000	0.05833	58,000	30,000
August	109,000	0.05833	66,000	34,000
September	120,000	0.05833	75,000	38,000

Total	$644,000	$0.51249	$388,000	$192,000

(1)	Cash distributions are paid on approximately the 15th day of the month following the month declared, as adjusted for weekends and holidays.

(2)	DRIP shares are issued on the last day of the month in which they are declared.
     On September 30, 2010, the Company declared a monthly distribution in the aggregate amount of $120,000, of which $82,000 was accrued as of September 30, 2010 and was paid in cash on October 15, 2010 and $38,000 was paid through the DRIP in the form of additional shares issued on September 30, 2010.
Note 9 — Earnings Per Share
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

TNP STRATEGIC RETAIL TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
     The following table sets forth the computation of the Company’s basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator for basic and diluted loss earnings per share calculations:
Net loss	$(1,386,000)	$(89,000)	$(3,330,000)	$(89,000)
Less: Net loss attributable to noncontrolling interest	1,000	—	5,000	—

Net loss attributable to stockholders	(1,385,000)	(89,000)	(3,325,000)	(89,000)

Less: Allocation to participating securities	(2,000)	—	(6,000)	—

Loss attributable to stockholders	$(1,387,000)	$(89,000)	$(3,331,000)	$(89,000)

Denominator for basic and diluted loss earnings per share calculations:
Weighted average shares outstanding — basic effect of dilutive shares:	1,837,011	22,222	1,240,067	22,222
Non-vested shares	—	—	—	—

Weighted average shares outstanding — diluted	1,837,011	22,222	1,240,067	22,222

Amounts attributable to stockholders per share — basic and diluted:
Net loss	$(0.76)	$(4.01)	$(2.69)	$(4.01)

Unvested shares from share—based compensation that were anti-dilutive	13,817	—	11,300	—

Note 10 — Incentive Award Plan
     The Company adopted an incentive plan on July 7, 2009 (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. The Company has reserved 2,000,000 shares of common stock for stock grants pursuant to the Incentive Award Plan. The Company granted each of its current independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of the $2,000,000 minimum offering amount in the Offering on November 12, 2009. Each new independent director that subsequently joins the board of directors will receive the initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the Company’s annual stockholders meetings at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock. The restricted stock vests one-third on the date of grant and one-third on each of the next two anniversaries of the grant date. The restricted stock will become fully vested and non-forfeitable in the event of an independent director’s termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.
     For the three and nine months ended September 30, 2010, the Company recognized compensation expense of $33,000 and $60,000, respectively, related to the restricted common stock grants, which is included in general and administrative expense in the Company’s accompanying condensed consolidated unaudited statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.
     As of September 30, 2010 and December 31, 2009, there was $91,000 and $85,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted common stock. As of September 30, 2010, this expense is expected to be realized over a remaining period of 1.43 years. As of September 30, 2010 and December 31, 2009, the fair value of the nonvested shares of restricted common stock was $135,000 and $90,000, respectively. 7,500 additional shares were issued or vested during the three and nine months ended September 30, 2010.

TNP STRATEGIC RETAIL TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS — (Continued)
September 30, 2010
Note 11 — Commitments and Contingencies
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
Note 12 — Economic Dependency
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
Note 13 — New Accounting Pronouncements
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
Note 14 — Subsequent Events
Status of Offering
     The Company commenced its initial public offering of up to $1,100,000,000 in shares of common stock on August 7, 2009. As of November 11, 2010, the Company had accepted investors’ subscriptions for, and issued, 2,262,160 shares of common stock, including 25,228 shares issued pursuant to the DRIP, resulting in gross offering proceeds of $22,313,000.
Distributions Declared
     On September 30, 2010, the Company declared a monthly distribution in the aggregate amount of $120,000, of which $82,000 was paid in cash on October 15, 2010 and $38,000 was paid through the DRIP in the form of additional shares issued on September, 30, 2010. On October 31, 2010, the Company declared a monthly distribution in the aggregate amount of $127,000, of which $86,000 was paid in cash on November 15, 2010 and $41,000 was paid through the DRIP in the form of additional shares issued on October 31, 2010.
Extension of Credit Facility
     As of November 11, 2010, the Company has paid down $300,000 of the outstanding balance under the Credit Agreement with KeyBank to reduce the aggregate amount outstanding to $4,500,000, which remaining amount relates to the San Jacinto Property acquisition and is secured by a pledge of the San Jacinto Property and subject to the covenants and borrowing terms of the Credit Agreement as discussed in Note 6.
     The Company has received an extension of the existing Credit Agreement from KeyBank, which was due to mature on November 12, 2010, until December 10, 2010, and is currently in the process of negotiating a new credit facility with KeyBank (the “New Credit Facility”). The Company intends to transfer the $4,500,000 currently outstanding on the existing Credit Agreement into the New Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
     The following discussion and analysis should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report in Form 10-Q and also in our audited consolidated financial statements and the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on March 31, 2010, as amended by our Annual Report on Form 10-K/A filed with the SEC on May 17, 2010, as the same may be further amended and supplemented from time to time, which we refer to herein as our “Form 10-K.” As used herein, the terms “we,” “our,” and “us” refer to TNP Strategic Retail Trust, Inc. and, as required by context, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.
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
Overview
     We are a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income producing retail properties located primarily in the Western United States. We may also invest in real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We plan to own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We have elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2009.

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
     On November 12, 2009, we achieved the minimum offering amount of $2,000,000 and offering proceeds were released to us from an escrow account. From the commencement of our public offering through September 30, 2010, we sold 2,131,410 shares for gross offering proceeds of $21,013,000, which includes 20,919 shares issued through the DRIP, for gross proceeds of $199,000.
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
     As of September 30, 2010, our portfolio included four properties, which we refer to as “our properties” or “our portfolio”, comprising 408,000 of rentable square feet of multi-tenant retail and commercial space located in three states. These properties include Moreno Marketplace, or the Moreno Property, located in Moreno Valley, CA, Waianae Mall, or the Waianae Property, located in Oahu, HI, Northgate Plaza, or the Northgate Property, located in Tucson, AZ, and San Jacinto Esplanade, or the San Jacinto Property, located in San Jacinto, CA. As of September 30, 2010, the rentable space at these properties was 85.9% leased.
     Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, our charter allows us to temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2010 and December 31, 2009, we exceeded the 300% limit due to the exclusion from total assets of intangible assets that were acquired with the acquisition of the Moreno, Waianae, Northgate and San Jacinto Properties. Because these intangible assets were part of the purchase price and because our overall indebtedness is less than 75% of the book value of our assets at September 30, 2010 and December 31, 2009, this excess borrowing has been approved by our independent directors.
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
     Our office is located at 1900 Main Street, Suite 700, Irvine, California 92614, and our main telephone number is (949) 833-8252.
Results of Operations
     Three months ended September 30, 2010
     Our results of operations for the three months ended September 30, 2010 are not indicative of those expected in future periods as we commenced operations on November 19, 2009 in connection with our first property acquisition. For the three months ended September 30, 2009, we had been formed and had begun our ongoing initial public offering but had not yet commenced real estate operations. As a result, we had no material results of operations for that period.
Revenue
     Revenue was $1,831,000 for the three months ended September 30, 2010 and was comprised solely of rental income from our properties. The average occupancy rate for our portfolio was 85.9% based on 408,000 of rentable square feet as of September 30, 2010. We expect rental income to increase in future periods as we acquire additional real estate investments and have full period operations from existing real estate investments.

General and administrative expenses
     General and administrative expenses were $476,000 for the three months ended September 30, 2010. These general and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors’ fees, insurance, due diligence costs for potential acquisitions and organization expenses reimbursable to our Advisor. We expect general and administrative expenses to increase in the future based on a full year of real estate operations and as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.
Acquisition expenses
     Acquisition expenses were $492,000 for the three months ended September 30, 2010, relating to the purchase of the Northgate Property and the San Jacinto Property. Pursuant to the advisory agreement with our Advisor, we pay an acquisition fee to our Advisor of 2.5% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our Advisor for acquisition expenses incurred in the process of acquiring a property.
Operating and maintenance expenses
     Operating and maintenance expenses were $719,000 for the three months ended September 30, 2010. Included in operating and maintenance expense are asset management and property management fees incurred and payable to our Advisor and its affiliates of $75,000 and $76,000, respectively. We expect asset management and property management fees to increase in future years as a result of owning our investments for a full year and as a result of anticipated future acquisitions.
Depreciation and amortization expense
     Depreciation and amortization expense was $819,000 for the three months ended September 30, 2010. We expect these amounts to increase in future years as a result of owning our properties for a full year and as a result of anticipated future acquisitions.
Interest income
     Interest income for the three months ended September 30, 2010 was $1,000, which was related primarily to interest earned on cash deposits held for future acquisitions.
Interest expense
     Interest expense was $712,000 for the three months ended September 30, 2010, which included the amortization of deferred financing costs of $105,000. Our real estate property acquisitions were financed with $40,155,000 of indebtedness. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.
Net loss
     We had a net loss of $1,386,000 for the three months ended September 30, 2010. Our operating loss is due primarily to the reasons set forth above, the fact that we owned four real estate investments as of September 30, 2010 and that we commenced real estate operations on November 19, 2009.
     Nine months ended September 30, 2010
     Our results of operations for the nine months ended September 30, 2010 are not indicative of those expected in future periods as we commenced operations on November 19, 2009 in connection with our first property acquisition. For the nine months ended September 30, 2009, we had been formed and had begun our ongoing initial public offering but had not yet commended real estate operations. As a result, we had no material results of operations for that period.
Revenue
     Revenue was $2,747,000 for the nine months ended September 30, 2010, and was comprised solely of rental income from our properties. The average occupancy rate for our portfolio was 85.9% based on 408,000 of rentable square feet as of September 30, 2010. We expect rental income to increase in future periods as we acquire additional real estate investments and have full period operations from existing real estate investments.
General and administrative expenses
     General and administrative expenses were $1,155,000 for the nine months ended September 30, 2010. These general and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors’ fees, insurance, due diligence costs for potential acquisitions and organization expenses reimbursable to our Advisor. We expect general and administrative expenses to increase in the future based on a full year of real estate operations and as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Acquisition expenses
     Acquisition expenses were $1,326,000 for the nine months ended September 30, 2010, with $1,204,000 relating to the purchase of the Waianae Property, the Northgate Property and the San Jacinto Property and $122,000 relating to the purchase of the Moreno Property . Pursuant to the advisory agreement with our Advisor, we pay an acquisition fee to our Advisor of 2.5% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring a property.
Operating and maintenance expenses
     Operating and maintenance expenses were $1,127,000 for the nine months ended September 30, 2010. Included in operating and maintenance expense are asset management and property management fees incurred and payable to our Advisor and its affiliates of $124,000 and $112,000, respectively. We expect asset management and property management fees to increase in future years as a result of owning our investments for a full year and as a result of anticipated future acquisitions.
Depreciation and amortization expense
     Depreciation and amortization expense was $1,191,000 for the nine months ended September 30, 2010. We expect these amounts to increase in future years as a result of owning our properties for a full year and as a result of anticipated future acquisitions.
Interest income
     Interest income for the nine months ended September 30, 2010 was $4,000, which was related primarily to interest earned on cash deposits held for future acquisitions.
Interest expense
     Interest expense was $1,282,000 for the nine months ended September 30, 2010, which included the amortization of deferred financing costs of $228,000. Our real estate property acquisitions were financed with $40,155,000 of indebtedness. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.
Net loss
     We had a net loss of $3,330,000 for the nine months ended September 30, 2010. Our operating loss is due primarily to the reasons set forth above, the fact that we owned four real estate investments and that we commenced real estate operations on November 19, 2009.
Liquidity and Capital Resources
     Short-term Liquidity and Capital Resources
     We commenced real estate operations with the acquisition of our first property on November 19, 2009. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Currently our cash needs for operations are covered from cash provided by property operations and the sale of shares of our common stock, including those offered for sale through the DRIP. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through the DRIP, and through the assumption of debt or other financing. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with our ongoing offering are initially paid by our Advisor, which will be reimbursed for such costs up to 3.0% of the gross proceeds raised by us in the offering. As of September 30, 2010, our Advisor or its affiliates have paid, $2,189,000 and we have reimbursed $624,000 of offering and organization costs.
     As of November 12, 2010, we have $4,500,000 outstanding on our existing line of credit with KeyBank National Association, or KeyBank, which expired on November 12, 2010. We have received an extension of the existing Credit Agreement, or the Credit Agreement, from KeyBank until December 10, 2010, and are currently in the process of negotiating a new credit facility with KeyBank, or the New Credit Facility. We intend to transfer the $4,500,000 currently outstanding under the existing Credit Agreement into the New Credit Facility, which we anticipate will provide long-term financing of up to three years under the New Credit Facility. See below for more information regarding our Credit Agreement.
     Long-term Liquidity and Capital Resources
     On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions to stockholders, redemptions of shares and interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our ongoing offering and from debt financings. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds from our ongoing offering, cash advanced to us by our Advisor, borrowing under our Credit Agreement or New Credit Facility once it is completed and/or borrowings in anticipation of future cash flow. During the three and nine months ended September 30, 2010, we funded distributions to our stockholders from the proceeds of our offering.

Line of Credit
     On November 12, 2009, the operating partnership entered the Credit Agreement with KeyBank, as administrative agent for itself and the other lenders named in the credit agreement, or the lenders, to establish a revolving credit facility with a maximum aggregate borrowing capacity of up to $15,000,000. The proceeds of the revolving credit facility may be used by our operating partnership for investments in properties and real estate-related assets, improvement of properties, costs involved in the ordinary course of the operating partnership’s business and for other general working capital purposes; provided, however, that prior to any funds being advanced to the operating partnership under the revolving credit facility, KeyBank shall have the authority to review and approve, in its sole discretion, the investments that the operating partnership proposes to make with such funds, and the operating partnership shall be required to satisfy certain enumerated conditions set forth in the credit agreement, including, but not limited to, limitations on outstanding indebtedness with respect to a proposed property acquisition, a ratio of net operating income to debt service on the prospective property of at least 1.35 to 1.00 and a requirement that the prospective property be 100% owned, directly or indirectly, by the operating partnership.
     The Credit Agreement contains customary covenants including, but not limited to, limitations on distributions, the incurrence of debt and the granting of liens. Additionally, the credit agreement contains certain covenants relating to the amount of offering proceeds we receive in our continuous public offering of common stock. Our operating partnership received a waiver from KeyBank relating to the covenant in the credit agreement requiring us to raise at least $2,000,000 in shares of common stock in our public offering during each of January and February and $3,000,000 during March, April, May, June and $4,000,000 during July, August, September and October 2010. In addition, the operating partnership received a waiver relating to the covenant requiring us to maintain a leverage ratio not greater than 75% and a 1.3 to 1.0 debt service coverage ratio for the nine months ended September 30, 2010. The credit agreement is guaranteed by our sponsor and an affiliate of the sponsor. As part of the guarantee agreement, our sponsor and its affiliate must maintain minimum net worth and liquidity requirements on a combined or individual basis.
     The existing Credit Agreement expired November 12, 2010. We have received an extension of the existing Credit Agreement with KeyBank until December 10, 2010, and are currently in the process of negotiating the New Credit Facility. We intend to transfer the $4,500,000 currently outstanding under the existing Credit Agreement into the New Credit Facility.
     The entire unpaid principal balance of all borrowings under the revolving credit facility and all accrued and unpaid interest thereon will be due and payable in full on December 10, 2010, as such date may be extended. Borrowings under the revolving credit facility will bear interest at a variable per annum rate equal to the sum of (a) 425 basis points plus (b) the greater of (1) 300 basis points or (2) 30-day LIBOR as reported by Reuters on the day that is two business days prior to the date of such determination, and accrued and unpaid interest on any past due amounts will bear interest at a variable LIBOR-based rate that in no event shall exceed the highest interest rate permitted by applicable law. The operating partnership paid KeyBank a one-time $150,000 commitment fee in connection with entering into the credit agreement and will pay KeyBank an unused commitment fee of 0.50% per annum.
     As of September 30, 2010, $10,200,000 was available under the Credit Agreement, subject to KeyBank’s review and approval described above. During the three and nine months ended September 30, 2010, a total of $8,500,000 was borrowed under the Credit Agreement, including $1,900,000 and $6,600,000 relating to the Northgate and San Jacinto Property acquisitions, respectively. As of September 30, 2010 and December 31, 2009, $4,800,000 and $0 were outstanding on the Credit Agreement, respectively. The $4,800,000 outstanding at September 30, 2010 relates to the San Jacinto Property acquisition and is secured by the property subject to the covenants and borrowing terms described above. As of November 11, 2010, we paid down $300,000 of the existing $4,800,000 outstanding to reduce the aggregate amount outstanding to $4,500,000.
Debt
     As of September 30, 2010, our outstanding indebtedness totaled $39,904,000, net of the premium and discount on assumed debt of $74,000 and $325,000, respectively, which consisted of $34,105,000 of outstanding mortgage debt on the Moreno Property, the Waianae Property and the Northgate Property, $1,250,000 of outstanding indebtedness pursuant to a subordinated convertible note issued in connection with the Moreno Property acquisition and $4,800.000 outstanding under our existing Credit Agreement relating to the San Jacinto Property acquisition.
     Our contractual obligations as of September 30, 2010, were as follows:

	Payments due by period (1)
			Less Than 1			More Than 5
	Total		Year	1-3 Years	4-5 Years	Years
Principal payments – fixed rate debt	$35,355,000	(2)	$616,000	$10,802,000	$20,641,000	$3,296,000
Principal payments – variable rate debt	4,800,000		4,800,000	—	—	—
Interest payments – fixed rate debt	9,141,000		1,894,000	4,328,000	1,670,000	1,249,000
Interest payments – variable rate debt	56,000		56,000	—	—	—

Total	$49,352,000		$7,366,000	$15,130,000	$22,311,000	$4,545,000

(1)	The table above does not include amounts due to our Advisor or its affiliates pursuant to our Advisory Agreement because such amounts are not fixed and determinable.

(2)	Balance excludes unamortized discount and premium on debt of $325,000 and $74,000, respectively.
Cash Flow Analysis
     As of September 30, 2010, we had cash and cash equivalents on hand of $834,000.
     Net cash used in operating activities for the nine months ended September 30, 2010 was $1,515,000, which was primarily due to the net loss incurred as a result of the fact that we owned four properties and we commenced real estate operations on November 19, 2009.

     Net cash used in investing activities for the nine months ended September 30, 2010 was $16,390,000, which was used to fund our acquisition of the Waianae Property, the Northgate Property and the San Jacinto Property.
     Net cash provided by financing activities for the nine months ended September 30, 2010 was $17,633,000 consisting primarily of net offering proceeds of $15,611,000, which was used to fund $388,000 in distributions to stockholders (net of reinvested distributions), $1,815,000 in offering costs, $3,976,000 for the repayment of indebtedness, partial funding for our acquisition of the Waianae Property, the Northgate Property and the San Jacinto Property and used for our general operations.
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
Interim Financial Information
     The financial information as of and for the period ended September 30, 2010 included in this quarterly report is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and nine months ended September 30, 2010. These interim unaudited consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K.
Inflation
     The majority of our leases at our properties contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. We expect to include similar provisions in our future tenant leases designed to protect us from the impact of inflation. Due to the generally long-term nature of these leases, annual rent increases, as well as rents received from acquired leases, may not be sufficient to cover inflation and rent may be below market.
REIT Compliance
     To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year following the first year we elect to be taxed as a REIT, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.
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
     Our calculation of FFO, and adjusted FFO, is presented in the following table for the three and nine months ended September 30, 2010 and 2009:

	Three Months ended		Nine Months ended
	September 30		September 30
	2010	2009	2010	2009
Net Loss	$(1,386,000)	$(89,000)	$(3,330,000)	$(89,000)
Add:
Depreciation and amortization of real estate assets	819,000	—	1,191,000	—

FFO	(567,000)	(89,000)	(2,139,000)	(89,000)
Add:
Acquisition expenses	492,000	—	1,326,000	—

Adjusted FFO	$(75,000)	$(89,000)	$(813,000)	$(89,000)

Adjusted FFO per share — basic and diluted	$(0.04)	$(4.01)	$(0.66)	$(4.01)

Weighted-average number of shares outstanding — basic and diluted	1,837,011	22,222	1,240,067	22,222

Distributions
     On May 11, 2010, our board of directors authorized an increase to our previously declared monthly cash distribution from $0.05625 to $0.05833 per share of our common stock, contingent upon the closing of our acquisition of the Waianae Property. The increased monthly distribution amount represents an annualized distribution of $0.70 per share of our common stock and began in the calendar month following the closing of the acquisition of the Waianae Property. As discussed in Note 4, the Company closed on the Waianae Property on June 4, 2010, and the new monthly distribution rate became effective July 1, 2010. See also Note 8 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for discussion on our distributions.

Off-Balance Sheet Arrangements
     As of September 30, 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
New Accounting Pronouncements
     Refer to Note 13 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for further explanation of applicable new accounting pronouncements.
Subsequent Events
     Certain events occurred subsequent to September 30, 2010 through the date of this Quarterly Report on Form 10-Q. Refer to Note 14 to our condensed consolidated unaudited financial statements included in the Quarterly Report on Form 10-Q for further explanation. Such events include:
•	Status of the Offering;

•	Distributions declared; and

•	Extension of credit facility.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
     Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our Advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our Advisor will maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. As of September 30, 2010, we had $4,800,000 variable rate debt outstanding under our Credit Agreement. An increase of 1.0% in interest rates relating to this variable rate debt would result in an increase of $48,000 of interest expense over the next 12 months.
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
ITEM 4. CONTROLS AND PROCEDURES.
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
Internal Control Over Financial Reporting
     We have not evaluated any change in our internal control over financial reporting that occurred during our last fiscal quarter due to a transition period established by the rules of the SEC for newly public companies.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
     None.
ITEM 1A. RISK FACTORS.
     There have been no material changes in our risk factors as previously disclosed in Part 1, Item 1A Risk Factors of the Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
     For the nine months ended September 30, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act, and we did not repurchase any of our shares pursuant to our share redemption program.
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
     As of September 30, 2010, we had sold 2,131,410 shares of common stock in our initial public offering and through our DRIP, raising gross proceeds of $21,013,000. From this amount, we have incurred $1,816,000 in selling commissions and dealer manager fees to our dealer manager, $2,189,000 in organization and offering costs (of which $498,000 are offering expenses that are recorded as a reduction to equity and $1,565,000 recorded as deferred organization and offering costs and in amounts due to affiliates as the amount of organization and offering costs has exceeded 3% of gross offering proceeds).
     As of September 30, 2010, we had offering proceeds, including proceeds from our distribution reinvestment plan, net of selling commissions, the dealer manager fee and organization and offering costs, from our offering of $19,197,000. As of September 30, 2010, we have used the net proceeds from our initial public offering and debt financing to purchase $53,326,000 in real estate, and paid $1,734,000 of acquisition expenses. For more information regarding how we used our net offering proceeds through September 30, 2010, see our financial statements included in this Quarterly Report.
     In connection with raising the minimum offering amount of $2,000,000 in our public offering, on November 12, 2009 we issued 5,000 shares of restricted stock to each of our three independent directors pursuant to our Amended and Restated Director Compensation Plan, which is a sub-plan of our 2009 Long-Term Incentive Award Plan (the “Plan”). On July 22, 2010 we issued an additional 2,500 shares of restricted stock to each of our three independent directors pursuant to the Plan.
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

TNP Strategic Retail Trust, Inc.
Date: November 15, 2010	By:	/s/ Anthony W. Thompson
Anthony W. Thompson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2010	By:	/s/ Christopher S. Cameron
Christopher S. Cameron
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX
     The following exhibits are included, or incorporated by reference, in the Quarterly Report on Form 10-Q for the nine months ended September 30, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

4.1	Form of Subscription Agreement (included as Appendix C to the Registrant’s prospectus dated April 13, 2010).

4.2	Distribution Reinvestment Plan (included as Appendix D to the Registrant’s prospectus dated April 13, 2010).

10.1	Amended and Restated Advisory Agreement, dated August 7, 2010, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.2	Assumption and Second Modification Agreement, dated July 6, 2010, by and among Crestline Investments, L.L.C., TNP SRT Northgate Plaza Tucson, LLC and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.3	Promissory Note, dated July 10, 2002, by and between Crestline Investments, L.L.C. and Thrivent Financial For Lutheran (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.4	Guaranty, dated July 6, 2010, by and between TNP Strategic Retail Trust, Inc. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.5	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated July 10, 2002, by and among Crestline Investments, L.L.C., Fidelity National Title Agency, Inc. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.6	Environmental Indemnity Agreement, dated July 6, 2010, by and among TNP SRT Northgate Plaza Tucson, LLC, TNP Strategic Retail Trust, Inc. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.7	Third Omnibus Amendment and Reaffirmation of Loan Documents, dated July 6, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC, Anthony W. Thompson, TNP SRT Northgate Plaza Tucson Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.8	Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 9, 2010, by and between Quality Properties Asset Management Company and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.9	Conditional Reinstatement and First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 4, 2010, by and between Quality Properties Asset Management Company and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.10	Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 9, 2010, by and between TNP Acquisitions, LLC and TNP SRT San Jacinto, LLC (incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.11	Property Management Agreement, dated August 11, 2010, by and between TNP SRT San Jacinto, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.12	Fourth Omnibus Amendment and Reaffirmation of Loan Documents, dated August 11, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC, Anthony W. Thompson, TNP SRT Northgate Plaza Tucson Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.13	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated August 11, 2010, by and among TNP SRT San Jacinto, LLC, First American Title Insurance Company and KeyBank National Association (incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

10.14	Environmental and Hazardous Substances Indemnity Agreement, dated August 11, 2010, by and among TNP SRT San Jacinto, LLC, TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010 (Commission File No. 333-154975)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.