Form 10-K
period 2010-12-31
TNP Strategic Retail Trust, Inc.
filed 2011-04-01
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. There were approximately 1,300,957 shares of common stock held by non-affiliates at June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 25, 2011, there were 2,732,589 outstanding shares of common stock of TNP Strategic Retail Trust, Inc.

Documents Incorporated by Reference:

Part III of this Form 10-K incorporates by reference (solely to the extent explicitly indicated) from the TNP Strategic Retail Trust, Inc. Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

TNP STRATEGIC RETAIL TRUST, INC.

Special Note Regarding Forward-Looking Statements

Certain statements included in this annual report on Form 10-K (this “Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	our ability to raise substantial proceeds in our initial public offering;

•	our ability to effectively deploy the proceeds raised in our initial public offering;

•	changes in economic conditions generally and the real estate and debt markets specifically;

•	our level of debt and the terms and limitations imposed on us by our debt agreements;

•	our ability to fill tenant vacancies;

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs);

•	the availability of capital;

•	interest rates; and

•	changes to generally accepted accounting principles, or GAAP.

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

Overview

TNP Strategic Retail Trust, Inc. (the “Company”) is a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income producing retail properties, located primarily in the Western United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. The Company has elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 2009. As used herein, the terms “we,” “our” and “us” refer to the Company and, as required by context, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

On November 4, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or SEC, to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to stockholders pursuant to our distribution reinvestment plan. On August 7, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. We are initially offering shares of our common stock at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. For the year ended December 31, 2010, we sold 1,880,265 shares in our initial public offering for gross offering proceeds of $18,604,000, which includes 29,065 shares issued pursuant to our distribution reinvestment plan for gross proceeds of $276,000. From the commencement of the offering through December 31, 2010, we sold 2,390,017 shares in our initial public offering for gross proceeds of $23,613,000, which includes 29,780 shares issued pursuant to our distribution reinvestment plan for gross proceeds of $283,000. As of December 31, 2010, we had redeemed 30,200 shares pursuant to our share redemption program for $302,000. For more information on shares redeemed pursuant to our share redemption program, see Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer of Equity Securities — Share Redemption Program.”

We intend to invest in a portfolio of income-producing retail properties, primarily located in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. In addition to investments in real estate directly or through joint ventures, we may also acquire or originate first mortgages or second mortgages, mezzanine loans or other real estate-related loans, which we refer to collectively as “real estate-related loans,” in each case provided that the underlying real estate meets our criteria for direct investment. We may also invest in any other real property or other real estate-related assets that, in the opinion of our board of directors, meets our investment objectives and is in the best interests of our stockholders. As of December 31, 2010, our portfolio included four properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of 408,000 square feet of multi-tenant, commercial space located in three states. These properties consist of Moreno Marketplace, or the Moreno Property, located in Moreno Valley, CA, Waianae Mall, or the Waianae Property, located in Oahu, HI, Northgate Plaza, or the Northgate Property, located in Tucson, AZ, and San Jacinto Esplanade, or the San Jacinto Property, located in San Jacinto, CA. See Item 2, “Properties” for additional information on our portfolio.

Subject to certain restrictions and limitations, our business is managed by TNP Strategic Retail Advisor, LLC, our external advisor, pursuant to an advisory agreement. We refer to TNP Strategic Retail Advisor, LLC as our “advisor.” Our advisor conducts our operations and manages our portfolio of real estate investments. We have no paid employees.

TNP Securities, LLC, an affiliate of the advisor, serves as our dealer manager for our initial public offering. We refer to TNP Securities, LLC as “TNP Securities” or our “dealer manager.”

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

Investment Strategy

We intend to use proceeds from our ongoing initial public offering to continue to acquire a diverse portfolio of retail properties, primarily located in large metropolitan areas in the Western United States, including neighborhood, community, power and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties, with a focus on properties located in or near residential areas that have, or have the ability to attract, strong anchor tenants.

We intend to diversify our portfolio by geographic region within the Western United States, investment size and investment risk with the goal of attaining a portfolio of income-producing properties that provide attractive and stable returns to our investors. We focus on markets where affiliates of our advisor have an established market presence, knowledge and access to potential investments, as well as an ability to direct property management and leasing operations efficiently. We review and adjust our target markets periodically to respond to changing market opportunities and to maintain a diverse portfolio of retail properties. We also intend to diversify our portfolio of retail properties by investment size. We expect that our investments will typically range in size from $10 million to $100 million. We may, however, make investments outside of this range if we believe the property will complement our portfolio or meet our investment objectives.

In addition to direct investments in retail properties, we also plan to originate or acquire real estate-related loans that meet our underlying criteria for direct investment. The specific number and mix of real estate-related loans in which we invest will depend upon real estate market conditions, particularly with respect to retail properties, the amount of proceeds we raise in our initial public offering, other circumstances existing at the time we are investing, and compliance with the terms of certain agreements, including, without limitation, our revolving credit facility with KeyBank, which contains certain restrictions on our investments.

Borrowing Policies

We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, securities and real estate-related loans. Our targeted property portfolio debt level is 50% of the fair market value of our assets once we have invested substantial proceeds raised in our ongoing public offering. In order to facilitate investments in the early stages of our operations before we have acquired a substantial portfolio of income-generating investment properties, we have in the past, and expect to in the future, borrow in excess of our long-term targeted debt level. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. If we do not obtain loans on our properties, however, our ability to acquire additional properties will be restricted and we may not be able to diversify our portfolio.

Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, our charter allows us to temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2010, our borrowings exceeded the 300% limit due to the exclusion of intangible assets that were incurred with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness is 67% of the book value of our assets, this excess borrowing has been approved by our board of directors.

Our advisor uses its best efforts to obtain financing on the most favorable terms available to us and will seek to refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such investment. The benefits of any such refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties. Our aggregate borrowings, secured and unsecured, are reviewed by the board of directors at least quarterly.

As of December 31, 2010, we had indebtedness of approximately $39,164,000, or 67% of the book value of our assets. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 7 (Notes Payable) to our consolidated financial statements included in this Annual Report for additional information on our outstanding indebtedness.

Economic Dependency

We are dependent on our advisor and the dealer manager for certain services that are essential to us, including the sale of our shares in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that our advisor or dealer manager is unable to provide its respective services, we will be required to obtain such services from other sources. We may not identify replacements for our advisor or dealer manager in a timely manner, if at all, which could have an adverse effect on our results of operations.

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities, including other REITs, other real estate limited partnerships, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Some of our competitors may have substantially greater financial and other resources than we have and may have substantially more operating experience than us. Additionally, during 2009 and 2010, disruptions and dislocations in the credit markets materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. Recently, credit has become increasingly available on more favorable terms. However, there is no guarantee this trend will continue or that we will be able to obtain financing on favorable terms, if at all. Lack of available financing could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our ongoing initial public offering which could have an adverse effect on our results of operations.

Tax Status

We elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with the taxable year ended December 31, 2009. We believe that we operate in such a manner as to qualify for treatment as a REIT for federal income tax purposes. Accordingly, we generally are not subject to federal income tax on our taxable income that is currently distributed to our stockholders, provided that distributions to our stockholders equal at least 90% of our taxable income, subject to certain adjustments. If we fail to qualify as a REIT in any taxable year without the benefit of certain relief provisions, we will be subject to federal income taxes on our taxable income at regular corporate income tax rates. We may also be subject to certain state or local income taxes, or franchise taxes.

Regulations and Environmental Matters

As an owner of real estate, our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We intend to obtain all permits and approvals necessary under current law to operate our investments and do not believe that compliance with existing laws will have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We have no employees. The employees of our advisor or its affiliates provide management, acquisition, advisory and certain administrative services for us.

Financial Information About Industry Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, or the Exchange Act, and, as a result, file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information we file electronically with the SEC. Access to these filings is free of charge on the SEC’s website as well as our website (www.tnpsrtreit.com).

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

We have a limited operating history and there is no assurance that we will be able to successfully achieve our investment objectives.

We commenced operations on November 19, 2009 with the acquisition of our first real estate asset. As a result, we have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. An investment in our shares of common stock may therefore entail more risk than an investment in the shares of common stock of a real estate investment trust with a substantial operating history. In addition, you should not rely on the past performance of prior programs managed or sponsored by our sponsor or its affiliates to predict our future results. Our investment strategy and key employees differ from the investment strategies and key employees of these prior programs.

There is no trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

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

Thompson National Properties, LLC, our sponsor, has invested $200,000 in us through the purchase of 22,222 shares of our common stock at $9.00 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our sponsor for our significant organization and offering expenses, our sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

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

On August 13, 2009, our board of directors approved a monthly cash distribution of $0.05625 per common share, which represents an annualized distribution of $0.675 per share if paid each day over a 365-day period. On May 11, 2010, our board of directors approved an increase in our monthly cash distribution to $0.05833 per share of common stock, which represents an annualized distribution of $0.70 per share if paid each day over a 365-day period. There is no guarantee that we will pay distributions at this rate in the future or at all.

The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursement of expenses or, to the extent necessary, utilize offering proceeds in order to make cash distributions. We have not established a limit on the amount of proceeds from our public offering that may be used to fund distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. For the years ended December 31, 2010 and 2009, all distributions were funded from offering proceeds. Because we had a taxable loss for the year, all distributions represented a return of capital.

In the event that we are unable to consistently fund monthly distributions to our stockholders entirely from our funds from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event may be reduced. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return of capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions. In addition, to the extent we make distributions to stockholders with sources other than funds from operations, the amount of cash that is distributed from such sources will limit the amount of investments that we can make, which will in turn negatively impact our ability to achieve our investment objectives and limit our ability to make future distributions. Subsequent investors may experience immediate dilution in their investment because a portion of our net assets may have been used to fund distributions instead of retained in our company and used to make investments.

To date, our distributions declared and paid have constituted a return of capital.

Generally, distributions paid using offering proceeds will constitute a return of capital, which means a return of all or a portion of your original investment. To date, we have paid all of our distributions from the proceeds of our public offering and our distributions have constituted a return of capital. To the extent our distributions are funded from offering proceeds, we will have less funds to use for investments. Additionally, distributions that are treated as a return of capital for federal income tax purposes generally will not be taxable as a dividend to a stockholder, but will reduce the stockholder’s basis in its shares (but not below zero) and therefore can result in the stockholder having a higher gain upon a subsequent sale of such shares. Return of capital distributions in excess of a stockholder’s basis generally will be treated as gain from the sale of such shares.

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

You must rely entirely on the oversight of our board of directors, the management ability of our advisor and the performance of the property manager. We cannot be sure that our advisor will be successful in obtaining suitable investments on financially attractive terms. Additionally, we could suffer from delays in locating suitable investments as a result of our reliance on our advisor at times when management of our advisor is simultaneously seeking to locate suitable investments for other programs sponsored by our sponsor and its affiliates, some of which have investment objectives and employ investment strategies that are similar to ours.

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

Because we have acquired only four properties, we have not yet generated sufficient cash flow to fund the payment of distributions. Investors who invest in us before we commence significant real estate operations and generate significant cash flow may realize a lower rate of return than later investors. Until such time as we have sufficient cash flow from operations to fully fund the payment of distributions, some or all of our distributions will be paid from other sources, such as from the proceeds of the offering or future offerings, cash advances to us by our advisor, cash resulting from a waiver of fees by our advisor, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow. For the years ended December 31, 2010 and 2009, all distributions were funded from offering proceeds. Because we had a taxable loss for the year, all distributions represented a return of capital.

Investors who invest later in our public offering may realize a lower rate of return than investors who invest earlier in the offering to the extent we fund distributions out of sources other than operating cash flow.

To the extent we incur debt to fund distributions earlier in the offering, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt. Similarly, if we use offering proceeds to fund distributions, later investors may experience immediate dilution in their investment because a portion of our net assets would have been used to fund distributions instead of being retained and used to make real estate investments. Earlier investors will benefit from the investments made with funds raised later in the offering, while later investors may not share in all of the net offering proceeds raised from earlier investors.

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

Because a portion of the offering price from the sale of our shares is used to pay expenses and fees, the full offering price paid by stockholders will not be invested in real properties and other real estate-related assets. As a result, stockholders will only receive a full return of their invested capital if we either (1) sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we listed our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

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

Additionally, while we would no longer bear the costs of the various fees and expenses we pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that will be paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

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

As the holder of the special units of our operating partnership, TNP Strategic Retail OP Holdings, LLC, a wholly owned subsidiary of our sponsor, may be entitled to receive a cash payment upon dispositions of our operating partnership’s assets and a promissory note, cash or shares of our common stock upon the occurrence of specified events, including, among other events, a listing of our shares on an exchange or the termination or non-renewal of the advisory agreement. Payments to the holder of the special units upon dispositions of our operating partnership’s assets and redemptions of the special units may reduce cash available for distribution to our stockholders and the value of shares of our common stock upon consummation of a liquidity event.

Our initial public offering is a fixed price offering. We established the fixed offering price of our shares on an arbitrary basis and it may not accurately represent the current value of our assets at any particular time. Therefore, the purchase price paid for shares of our common stock may be higher or lower than the value of our assets per share of our common stock at the time of the purchase.

Our initial public offering is a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price in its sole discretion. The fixed offering price for shares of our common stock has not been based on appraisals of any assets we may own nor do we currently intend to obtain appraisals for purposes of determining the share price. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.

We will not calculate the estimated per share value for our shares of common stock until 18 months after completion of our offering stage. Therefore, you will not be able to determine the true value of your shares on an on-going basis during our initial public offering.

We do not intend to calculate the estimated per share value of our shares of common stock for our shares during our offering, and therefore, you will not be able to determine the value of our shares on an on-going basis. Beginning 18 months after the completion of the last offering of our shares and prior to any listing of our shares on a national securities exchange, which we refer to as our offering stage, our board of directors will determine the estimated per share value of our shares of common stock based on independent valuations of our properties and other assets.

Risks Related To Our Business

Changing laws and regulations have resulted in increased compliance costs for us, which could affect our operating results.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and newly enacted SEC regulations, have created, and may create in the future, additional compliance requirements for companies such as ours. For instance, our advisor may be required to register as an investment advisor under federal or state regulations which will subject it to additional compliance procedures and reporting obligations as well as potential penalties for non-compliance. As a result of such additional regulation, we intend to invest appropriate resources to comply with evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Our success is dependent on the performance of our sponsor and its affiliates and our sponsor’s financial condition.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our advisor, our sponsor and its affiliates. Our sponsor and affiliates are sensitive to trends in the general economy, as well as the commercial real estate and credit markets. The recent macroeconomic downturn and accompanying credit crisis has negatively impacted the value of commercial real estate assets, contributing to a general slowdown in the real estate industry. A limited economic recovery or future economic slowdown could have an adverse impact on our sponsor and its affiliates and could impact certain prior real estate programs sponsored by our sponsor. To the extent that any decline in revenues and operating results impacts the performance of our advisor, sponsor or its affiliates, the management of our day-to-day operations could be adversely impacted and our results of operations, financial condition and ability to pay distributions to our stockholders could also suffer.

Additionally, as a recently formed company, our sponsor does not have the financial resources other more established sponsors may have available. Our sponsor does not currently have a substantial net worth and is operating at a net loss. To the extent that our sponsor’s financial condition does not improve or deteriorates, it may adversely impact our advisor’s ability to perform its duties to us pursuant to the advisory agreement which does not improve or could have an adverse effect on our operations and cause the value of your investment to decrease. Moreover, such adverse conditions could require a substantial amount of time on the part of our advisor and its affiliates, thereby decreasing the amount of time they spend actively managing our investments.

If we are delayed or unable to find suitable investments, we may not be able to achieve our investment objectives.

Delays in selecting, acquiring and developing real properties could adversely affect investor returns. Because we are conducting our initial public offering on a “best efforts” basis over time, our ability to commit to purchase specific assets will depend, in part, on the amount of proceeds we have received at a given time. As of March 25, 2011, we have raised approximately $26,973,000 in gross offering proceeds in our initial public offering and have acquired four multi-tenant properties. If we are unable to access sufficient capital, we may suffer from delays in making additional suitable investments.

Events in U.S. financial markets have had, and may continue to have, a negative impact on the terms and availability of credit in the United States and the state of the national economy generally which could have an adverse effect on our business and our results of operations.

The failure of large U.S. financial institutions in 2008 and 2009 and the resulting turmoil in the United States financial sector has had, and will likely continue to have, a negative impact on the terms and availability of credit and the state of the economy generally within the United States. The tightening of the U.S. credit markets has resulted in fears of a lack of adequate credit and a further economic downturn. Some lenders continue to impose more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact of the tightening of the credit markets may result in an inability to finance the acquisition of real properties and other real estate-related assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants.

Additionally, decreasing home prices and mortgage defaults have resulted in uncertainty in the real estate and real estate securities and debt markets. As a result, the valuation of real estate-related assets has been volatile and is likely to continue to be volatile in the future. The volatility in markets may make it more difficult for us to obtain adequate financing or realize gains on our investments which could have an adverse effect on our business and our results of operations.

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real properties or other real estate-related assets and fund or expand our operations will be adversely affected.

The net proceeds from our initial public offering will be used primarily to fund our investment in real properties and other real estate-related assets, for payment of operating expenses and for payment of various fees and expenses such as acquisition fees and asset management fees. We do not intend to establish a general working capital reserve out of the proceeds from our initial public offering during the offering. Accordingly, we are dependent on the proceeds raised in our public offering and if we are unable to raise sufficient proceeds, we may not be able to fund our existing or future operations. In addition, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our investments or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real properties and other real estate-related assets and to expand our operations will be adversely affected. As a result, we would be less likely to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

Risks Relating to Our Organizational Structure

Maryland law and our organizational documents limit your right to bring claims against our officers and directors.

Maryland law provides that a director will not have any liability as a director so long as he or she performs his or her duties in accordance with the applicable standard of conduct. Our Articles of Amendment and Restatement, which we refer to as our “ charter,” provides that, subject to the applicable limitations set forth therein or under Maryland law, no director or officer will be liable to us or our stockholders for monetary damages. Our charter also provides that we will generally indemnify our directors, our officers, our advisor and its affiliates for losses they may incur by reason of their service in those capacities unless their act or omission was material to the matter giving rise to the proceeding and was committed in bad faith or was the result of active and deliberate dishonesty, they actually received an improper personal benefit in money, property or services or, in the case of any criminal proceeding, they had reasonable cause to believe the act or omission was unlawful. Moreover, we have entered into separate indemnification agreements with each of our directors and executive officers. As a result, we and our stockholders may have more limited rights against these persons than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by these persons in some cases. However, our charter does provide that we may not indemnify our directors, our advisor and its affiliates for loss or liability suffered by them or hold our directors or our advisor and its affiliates harmless for loss or liability suffered by us unless they have determined that the course of conduct that caused the loss or liability was in our best interests, they were acting on our behalf or performing services for us, the liability was not the result of negligence or misconduct by our non-independent directors, our advisor and its affiliates or gross negligence or willful misconduct by our independent directors, and the indemnification or agreement to hold harmless is recoverable only out of our net assets, including the proceeds of insurance, and not from the stockholders.

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

Investors in our initial public offering do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. In some instances, the issuance of preferred stock or other classes of common stock would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base.

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

We may issue limited partner interests of our operating partnership in connection with certain transactions. Limited partners in our operating partnership have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

In addition, TNP Strategic Retail OP Holdings, LLC, the holder of special units in our operating partnership, may be entitled to (1) certain cash payments upon the disposition of certain of our operating partnership’s assets or (2) a one-time payment in the form of cash, a promissory note or shares of our common stock in conjunction with the redemption of the special units upon the occurrence of a listing of our shares on a national stock exchange or certain events that result in the termination or non-renewal of our advisory agreement. This potential obligation to make substantial payments to the holder of the special units may reduce our cash available for distribution to stockholders and limit the amount that stockholders will receive upon the consummation of a liquidity event.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

Neither we, nor our operating partnership, nor any of our subsidiaries intend to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Currently, we, through our subsidiaries, own four commercial retail multi-tenant properties. In order for us not to be subject to regulation under the Investment Company Act, we engage, through our operating partnership and subsidiaries, primarily in the business of buying real estate, and these investments must be made within a year after our initial public offering ends. If we are unable to invest a significant portion of the proceeds of our initial public offering in properties within one year of the termination of our initial public offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower your returns.

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

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our advisor in the acquisition, disposition and management of real properties and other real estate-related assets, the selection of tenants for our real properties and the determination of any financing arrangements. In addition, our success depends to a significant degree upon the continued contributions of certain of the key personnel of our sponsor, including Anthony W. Thompson, Jack R. Maurer and James R. Wolford, each of whom would be difficult to replace. We currently do not have key man life insurance on Jack R. Maurer or James R. Wolford. If our advisor were to lose the benefit of the experience, efforts and abilities of one or more of these individuals, our operating results could suffer.

We may compete with other affiliates of our advisor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other affiliates of our advisor, which we refer to as “affiliates” for opportunities to acquire or sell real properties and other real estate-related assets. We may also buy or sell real properties and other real estate-related assets at the same time as other affiliates are considering buying or selling similar assets. In this regard, there is a risk that our advisor will select for us investments that provide lower returns to us than investments purchased by another affiliate. Certain of our affiliates own or manage real properties in geographical areas in which we expect to own real properties. As a result of our potential competition with other affiliates of our advisor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that our advisor and some of its affiliates, including our officers and directors, devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our advisor are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Our advisor and some of its affiliates, including our officers and directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, our advisor’s management currently manages ten privately offered real estate programs sponsored by affiliates of our advisor. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

Our advisor and its affiliates, including our officers and some of our directors, face conflicts of interest caused by compensation arrangements with us and other affiliates, which could result in actions that are not in the best interests of our stockholders.

Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	public offerings of equity by us, which allow our dealer manager to earn additional dealer manager fees and our advisor to earn increased acquisition fees and asset management fees;

•	real property sales, since the asset management fees payable to our advisor will decrease; and

•	the purchase of assets from other affiliates of our advisor, which may allow our advisor or its affiliates to earn additional asset management fees and property management fees.

Further, our advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Certain acquisition fees and asset management fees payable to our advisor and property management fees payable to the property manager are payable irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. These fees may influence our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held on to the asset. Moreover, our advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other affiliates of our advisor could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay you distributions or result in a decline in the value of your investment.

The conflicts of interest faced by our officers may cause us not to be managed solely in the best interests of our stockholders, which may adversely affect our results of operations and the value of your investment.

Some of our officers are officers and employees of our sponsor, our advisor and other affiliated entities which receive fees in connection with our initial public offering and our operations. Anthony W. Thompson is our Chairman of the Board and Chief Executive Officer and also serves as the Chief Executive Officer of our sponsor. Mr. Thompson controls our sponsor and indirectly controls our advisor and dealer manager. Jack R. Maurer is our Vice Chairman of the Board and President and also serves as the Vice Chairman Partner of our sponsor. James R. Wolford is our Chief Financial Officer, Treasurer and Secretary and also serves as the Executive Vice President and Chief Financial Officer of our sponsor and the Chief Financial Officer, Treasurer and Secretary of our advisor. Certain of our officers also own an economic interest in TNP SRT Management, LLC, which owns a 25% interest in our advisor. The ownership interest in our advisor and sponsor by certain of our officers may create conflicts of interest and cause us not to be managed solely in the best interests of our stockholders.

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

The fees paid to our advisor, our property manager, our dealer manager and other affiliates for services they provide for us were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

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

We are subject to risks incident to the ownership of real estate assets including changes in national, regional or local economic, demographic or real estate market conditions. We are subject to risks generally attributable to the ownership of real estate assets, including: changes in national, regional or local economic, demographic or real estate market conditions; changes in supply of or demand for similar properties in an area; increased competition for real estate assets targeted by our investment strategy; bankruptcies, financial difficulties or lease defaults by our tenants; changes in interest rates and availability of financing; and changes in government rules, regulations and fiscal policies, including changes in tax, real estate, environmental and zoning laws.

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

Operating expenses at our properties, such as expenses for fuel, utilities, labor and insurance, are not fixed and may increase in the future. There is no guarantee that we will be able to pass such increases on to our tenants. To the extent such increases cannot be passed on to tenants, any such increase would cause our cash flow and our operating results to decrease.

Increasing vacancy rates for certain classes of real estate assets resulting from an economic downturn and disruption in the financial markets could adversely affect the value of assets we acquire.

We depend upon tenants for a majority of our revenue from real property investments. An economic downturn and disruption in the financial markets may result in a trend toward increasing vacancy rates for certain classes of commercial property, particularly in large metropolitan areas, due to increased tenant delinquencies and/or defaults under leases, generally lower demand for rentable space and potential oversupply of rentable space. Business failures and downsizings may lead to reduced consumer demand for retail products and services and reduced demand for retail space. Reduced demand for retail properties could require us to grant rent concessions, make tenant improvement expenditures or reduce rental rates to maintain occupancies beyond those anticipated at the time we acquire a property. A prolonged recovery or a future economic downturn could impact certain of the real estate assets we may acquire and such real estate assets could experience higher levels of vacancy than anticipated at the time of our acquisition of such real estate assets. The value of our real estate assets could decrease below the amounts we paid for them. Revenues from properties could decrease due to lower occupancy rates, reduced rental rates and potential increases in uncollectible rent. Additionally, we will incur expenses, such as for maintenance costs, insurances costs and property taxes, even though a property is vacant. The longer the period of significant vacancies for a property, the greater the potential negative impact on our revenues and results of operations. An economic downturn resulting in increased tenant delinquencies and/or defaults and decreases in demand could have a material adverse effect on our operations and the value of our real estate assets.

Our real properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

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

We attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.

We compete with numerous other parties or entities for real estate assets and tenants and may not compete successfully.

We compete with numerous other persons or entities seeking to buy real estate assets or to attract tenants. These persons or entities may have greater experience and financial strength than us. There is no assurance that we will be able to acquire real estate assets or attract tenants on favorable terms, if at all. For example, our competitors may be willing to offer space at rental rates below our rates, causing us to lose existing or potential tenants and pressuring us to reduce our rental rates to retain existing tenants or convince new tenants to lease space at our properties. Each of these factors could adversely affect our results of operations, financial condition, value of our investments and ability to pay distributions to you.

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

The recent economic downturn in the United States has had and may continue to have an adverse impact on the retail industry generally. As a result, the retail industry may continue to face reductions in sales revenues and increased bankruptcies. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn could result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease our properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.

We anticipate that our properties will consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally.

We currently own four properties, each of which is a multi-tenant retail center. The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.

Our retail tenants face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions.

Retailers at our current retail properties and at any retail property we may acquire in the future face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogues and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.

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

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an “anchor tenant”, may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events at one of our properties or any retail property we may acquire in the future would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant at one of our properties or any retail property we may acquire in the future could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer of a lease to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease vacated space at one of our properties or any retail property we may acquire in the future to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

The bankruptcy or insolvency of a major tenant may adversely impact our operations and our ability to pay distributions.

The bankruptcy or insolvency of a significant tenant or a number of smaller tenants at one of our properties or any retail property we may acquire in the future may have an adverse impact on our income and our ability to pay distributions. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.

Risks Associated with Real Estate-Related Loans and Other Real Estate-Related Assets

Disruptions in the financial markets and deteriorating economic conditions could adversely impact the commercial mortgage market as well as the market for debt-related investments generally, which could hinder our ability to implement our business strategy and generate returns for our stockholders.

As part of our investment strategy, we intend to acquire a portfolio of real estate-related loans, real estate-related debt securities and other real estate-related investments. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. During the last few years, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate mortgages and loans. Future instability may interfere with the successful implementation of our business strategy.

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

Risks Associated With Debt Financing

Restrictions imposed by our credit facility may limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We are a party to a $35 million credit facility with KeyBank that contains restrictive covenants. These restrictions include requirements to maintain financial ratios, which may significantly limit our ability to, among other things:

•	borrow additional money;

•	make capital expenditures and other investments;

•	merge, consolidate or dispose of assets; and

•	incur additional liens

In addition, our credit facility requires us to raise certain specified amounts in offering proceeds from our ongoing public offering. The failure to raise sufficient proceeds or a decline in our operations, which could reduce our cash from operation, could cause us to be in default under the credit agreement and our other debt obligations.

As of December 31, 2010, we had approximately $13.3 million of outstanding indebtedness under our credit facility. Tranche A of our credit facility comprising of $12.0 million of indebtedness matures on December 17, 2013, subject to extension. Tranche B of our credit facility comprising of $1.3 million of indebtedness matures on June 30, 2011. We may, in the future, be required to refinance or negotiate an extension of the maturity of our credit facility. However, our ability to complete a refinancing or extension is subject to a number of conditions, many of which are beyond our control. Failure to complete a refinancing or extension of our credit facility could have a material adverse effect on us and our operations.

Disruptions in the financial markets and deteriorating economic conditions could also adversely affect our ability to secure debt financing on attractive terms and the values of investments we make.

The capital and credit markets experienced extreme volatility and disruption during 2008 and 2009. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We have, and expect to continue to, finance our investments in part with debt. As a result of the recent turmoil in the credit markets, we may not be able to obtain debt financing on attractive terms or at all. As such, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions and originations, reducing the number of investments we would otherwise make. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2010, we were over the 300% limit due to the exclusion of intangible assets that were incurred with the acquisition of our properties. Since these intangible assets were part of the purchase price and since our overall indebtedness is less than 75% of the book value of our assets, this excess borrowing has been approved by our board of directors, including a majority of our independent directors. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

We believe that we operate in such a manner as to qualify as a REIT for U.S. federal income tax purposes beginning with the taxable year ended December 31, 2009. Although we do not intend to request a ruling from the Internal Revenue Service as to our REIT status, we have received the opinion of Alston & Bird LLP with respect to our qualification as a REIT. This opinion has been issued in connection with our initial public offering. Investors should be aware, however, that opinions of counsel are not binding on the Internal Revenue Service or on any court. The opinion of Alston & Bird LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. Alston & Bird LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Alston & Bird LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

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

We believe that our operating partnership will be treated for federal income tax purposes as a partnership and not as an association or a publicly traded partnership taxable as a corporation. To minimize the risk that our operating partnership will be considered a “publicly traded partnership” as defined in the Internal Revenue Code, we have placed certain transfer restrictions on the transfer or redemption of the partnership units in our operating partnership. If the Internal Revenue Service were successfully to determine that our operating partnership should properly be treated as a corporation, our operating partnership would be required to pay federal income tax at corporate rates on its net income, its partners would be treated as stockholders of our operating partnership and distributions to partners would constitute distributions that would not be deductible in computing our operating partnership’s taxable income. In addition, we could fail to qualify as a REIT, with the resulting consequences described above.

To qualify as a REIT we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations.

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties, resulting in our ownership of fewer real estate assets. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so. As of December 31, 2010, we have funded all of our distribution payments with offering proceeds.

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

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we will be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our future taxable REIT subsidiaries, that are deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, despite our present intention, no assurance can be given that any particular property we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business.

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

We may be required to pay some taxes due to actions of a taxable REIT subsidiary which would reduce our cash available for distribution to you.

If we elect to create one or more taxable REIT subsidiaries, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to you.

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

Property Portfolio

As of December 31, 2010, our portfolio included four retail properties comprising an aggregate of 408,983 square feet of multi-tenant commercial space located in three states. These properties are Moreno Marketplace, Waianae Mall, Northgate Plaza and San Jacinto Esplanade. The total cost of our properties was approximately $53,326,000, exclusive of closing costs. As of December 31, 2010 and 2009 there was $39,164,000 and $10,490,000 of indebtedness on our properties, respectively. As of December 31, 2010 there was $13,293,000 of indebtedness outstanding under our revolving credit facility which was secured by certain of our properties. As of December 31, 2010 and 2009, approximately 83.0% and 70.1% of our portfolio was leased (based on rentable square footage), with an average remaining lease term of approximately 10.0 and 16.8 years, respectively.

We invest in and manage a portfolio of income-producing retail properties, primarily located in the Western United States. Although we have not done so, we may also invest in and originate mortgage, mezzanine, bridge and other loans related to commercial real estate. As of December 31, 2010, we had invested in four properties and incurred debt as set forth below:

Property Name	Location	Interest	Property Type	Square Feet	Date Acquired	Purchase Price (In Thousands)	Debt (In Thousands)(1)
Moreno Marketplace	Moreno Valley, California	100%	Retail	78,743	11/19/2009	$12,500	$10,480
Waianae Mall	Honolulu, Hawaii	100%	Retail	170,275	06/04/2010	$25,688	$20,223
Northgate Plaza	Tucson, Arizona	100%	Retail	103,492	07/06/2010	$8,050	$4,398
San Jacinto	San Jacinto, California	100%	Retail	56,473	08/11/2010	$7,088	$4,063

			Total	408,983		$53,326	$39,164

(1)	For more information on our financing, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Lease Expirations

The following table reflects lease expirations of our properties as of December 31, 2010:

Year of Expiration(1)	Number of Leases Expiring	Annualized Base Rent (In thousands)(2)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	Percent of Portfolio Rentable Square Feet Expiring

2011	8	$582,000	7.7%	17,855	5.3%
2012	13	1,104,000	14.6%	30,100	8.9%
2013	9	392,000	5.2%	12,563	3.7%
2014	12	848,000	11.2%	21,230	6.3%
2015	13	669,000	8.9%	68,570	20.2%
2016	—	—	—	—	—
2017	10	752,000	10.0%	26,137	7.7%
2018	2	101,000	1.3%	2,214	0.7%
2019	1	65,000	0.9%	1,447	0.4%
2020	1	38,000	0.5%	1,658	0.5%
2021	4	1,001,000	13.3%	32,585	9.6%
Thereafter	9	1,997,000	26.4%	125,017	36.7%

Total	82	$7,549,000	100.0%	339,376	100.0%

(1)	Represents the expiration date of the lease at December 31, 2010 and does not take into account any tenant renewal options.

(2)	Annualized base rent represents annualized contractual base rental income as of December 31, 2010, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

As of December 31, 2010, the following individual tenant leases represented more than 10% of a retail properties annualized base rent:

Tenant	Property	Annualized Base Rent(1)	Percent of Portfolio Annualized Base Rent	Annualized Base Rent Per Square Feet	Lease Expiration(2)

Stater Bros	Moreno Marketplace	$926,000	12.6%	$21.03	November 2028
Longs Drugs	Waianae Mall	$872,000	11.9%	$36.98	January 2021

(1)	Annualized base rent represents annualized contractual base rental income as of December 31, 2010, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.
(2)	Represents the expiration date of the lease at December 31, 2010 and does not take into account any tenant renewal options.

2011 Property Acquisition

On March 30, 2011, we acquired through a wholly owned subsidiary of our operating partnership, Craig Promenade, a necessity retail center in North Las Vegas, Nevada. Craig Promenade is comprised of 109,250 square feet which includes 91,750 rentable square feet and two land parcels consisting of 17,500 buildable square feet that can be sold, ground leased or developed. Craig Promenade was constructed in 2005, is 77.5% leased and anchored by Big Lots, a national retailer. Other nationally recognized tenants include Carl’s Jr., Popeyes Louisiana Kitchen and MetroPCS Communications, Inc. We purchased the Craig Promenade for an aggregate purchase price of $12,800,000. We financed the purchase price of the Craig Promenade with (1) proceeds from our initial public offering and (2) approximately $8,750,000 of indebtedness under our 2010 credit facility (as defined below).

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us or any of our subsidiaries.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 25, 2011, there were 818 holders of record of our common shares. The number of stockholders is based on the records of our advisor, which also acts as our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our board of directors does not anticipate evaluating a transaction to provide liquidity for our stockholders until 2015 through any such exchange or through any other means. Our charter does not require our board of directors to pursue a liquidity event. Due to the uncertainties of market conditions in the future, we believe setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of our stockholders. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, pursuant to FINRA Rule 5110, we disclose in each Annual Report distributed to our stockholders a per share estimated value of our common shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. For these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2010. The basis for this valuation is the fact that we are currently conducting a public offering of our common shares at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers).

Distributions

In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders. Until we generate sufficient cash flow from operations to fully fund the payment of distributions, some or all of our distributions will be paid from other sources, including proceeds from our initial public offering. The amount and timing of our cash distributions is determined by our board of directors and depends on the amount of funds available for distribution, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. As a result, our distribution rate and payment frequency may vary from time to time. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, use proceeds from the issuance of securities or sell assets in order to make distributions.

On August 13, 2009, our board of directors approved a monthly cash distribution of $0.05625 per common share, which represented an annualized distribution of $0.675 per share if paid over a 365-day period. On May 11, 2010, our board of directors authorized an increase to the previously declared monthly cash distribution from $0.05625 to $0.05833 per share of common stock, contingent upon the closing of the Waianae Property acquisition. The new monthly distribution amount represents an annualized distribution of $0.70 per share on our common stock if paid over a 365-day period and began to accrue effective July 1, 2010. There is no guarantee that we will continue to pay distributions at this rate in the future, or at all.

The following table sets forth the distributions declared and the amounts paid in cash and pursuant to our distribution reinvestment plan for the years ended December 31, 2010 and 2009:

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$119,000	$200,000	$325,000	$395,000	$1,039,000
Total Per Share Distribution	$0.05625	$0.05625	$0.05833	$0.05833	$0.05729
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.75%	6.75%	7.0%	7.0%	6.92%

Distribution Payments
Distributions paid with cash (1)	$72,000	$117,000	$199,000	$257,000	$645,000
Distributions reinvested (2)	$18,000	$50,000	$86,000	$122,000	$276,000

	2009
				4th Quarter (3)	Total
Total Distributions Declared				$31,000	$31,000
Total Per Share Distribution				$0.05625	$0.05625
Annualized Rate Based on Purchase Price of $10.00 Per Share				6.75%	6.75%

Distribution Payments
Distributions paid with cash (1)				$6,000	$6,000
Distributions reinvested (2)				$7,000	$7,000

(1)	Cash distributions were paid on approximately the 15th day of the month following the month declared, as adjusted for weekends and holidays.
(2)	Shares issued pursuant to our distribution reinvestment plan were issued on the first day of the month following the month in which the distribution was declared.
(3)	Distributions commenced in November 2009.

The tax composition of our distributions declared for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Ordinary Income	—%	—%
Return of Capital	100%	100%

Total	100%	100%

On December 31, 2010, our board of directors declared a monthly distribution in the aggregate amount of $136,000, of which $91,000 was accrued as of December 31, 2010 and was paid in cash on January 14, 2011 and $45,000 was paid through our dividend reinvestment plan in the form of additional shares issued on January 1, 2011. For the years ended December 31, 2010 and 2009, cash amounts distributed to stockholders were funded from proceeds from our initial public offering and represented a 100% return of capital to stockholders.

Share Redemption Program

We have adopted a share redemption program that may provide limited liquidity to certain of our stockholders. Unless shares are being redeemed due to the death or disability of a stockholder, we may not redeem shares under the share redemption plan unless the holder has held the shares for at least one year. Additionally, the number of shares that may be redeemed during any calendar year is limited to (1) 5.0% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. Our board of directors may, in its sole discretion, amend, suspend or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. The share redemption program will terminate if the shares of our common stock are listed on a national securities exchange. We did not receive any requests for the redemption of shares pursuant to our share redemption program for the year ended December 31, 2009. During the year ended December 31, 2010, we redeemed approximately 30,200 shares under our share redemption program, at an average redemption price of $10.00 per share for an aggregate redemption price of approximately $302,000.

During the year ended December 31, 2010, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 1, 2010 - April 30, 2010	102,000	$10.00	(1)
May 1, 2010 - May 31, 2010	75,000	$10.00	(1)
November 1, 2010 - November 30, 2010	125,000	$10.00	(1)

Total	302,000

(1)	We limit the amount of shares that can be redeemed pursuant to our share redemption program as set forth above.

Unregistered Sales of Equity Securities and Use of Offering Proceeds

On October 16, 2008, we were initially capitalized with the sale of 22,222 shares of common stock to our sponsor for an aggregate purchase price of $200,000 in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act.

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975) registering a public offering of up to $1,100,000,000 in shares of our common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. Our public offering will expire on August 7, 2011, unless extended by our board of directors.

As of December 31, 2010 and 2009, we had sold 2,390,017 and 509,752 shares of common stock in our initial public offering and through our distribution reinvestment plan, raising gross offering proceeds of $23,613,000 and $5,009,000, respectively. As of December 31, 2010, we had incurred $2,068,000 in selling commissions and dealer manager fees to our dealer manager, $2,265,000 in organization and offering costs (of which $555,000 are offering expenses that are recorded as a reduction to equity, $116,000 are organizational expenses that are recorded in general administrative expense, and $1,571,000 are recorded as deferred organization and offering costs and in accounts payable due to affiliates as the amount of organization and offering costs had exceeded 3% of gross offering proceeds), $1,353,000 in acquisition expenses and $204,000 in asset management fees.

As of December 31, 2009, we had incurred $420,000 in selling commissions and dealer manager fees to our dealer manager, $1,579,000 in organization and offering costs (of which $122,000 are offering expenses that are recorded as a reduction to equity, $32,000 are organizational expenses that are recorded in general administrative expense, and $1,425,000 are recorded as deferred organization and offering costs and in accounts payable due to affiliates as the amount of organization and offering costs had exceeded 3% of gross offering proceeds), $408,000 in acquisition expenses and $9,000 in asset management fees.

As of December 31, 2010 and 2009, we had offering proceeds, including proceeds from our distribution reinvestment plan, net of selling commissions, the dealer manager fee and organization and offering costs, from our offering of $20,990,000 and $4,467,000, respectively. As of December 31, 2010 and 2009, we used the net proceeds from our initial public offering and debt financing to purchase $53,326,000 and $12,500,000 in real estate, and paid $1,353,000 and $408,000 of acquisition expenses. For more information regarding how we used our net offering proceeds through December 31, 2010 and 2009, see Note 3 (Investments in Real Estate) to our consolidated financial statements included in this Annual Report. For the year ended December 31, 2010, the ratio of the cost of raising capital was approximately 13%.

On November 12, 2009, in connection with achieving the minimum offering amount of $2,000,000 in our public offering, we issued 5,000 shares of restricted stock to each of our three independent directors pursuant to our Amended and Restated Director Compensation Plan, which is a sub-plan of our 2009 Long-Term Incentive Award Plan, or the Incentive Award Plan. We issued an additional 2,500 shares of restricted stock to each of our three independent directors on July 22, 2010 in connection with each director’s reelection to the board of directors at our 2010 Annual Meeting of Stockholders. The issuance of restricted stock pursuant to the Amended and Restated Director Compensation Plan was pursuant to a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act. During the fiscal years ended December 31, 2010 and 2009, we did not sell any other equity securities that were not registered under the Securities Act. For more information on our Incentive Award Plan, see Note 10 (Incentive Award Plan) to our consolidated financial statements included in this Annual Report.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2010, 2009, and 2008 and for the years ended December 31, 2010, 2009, and for the period from September 18, 2008 (date of inception) through December 31, 2008 should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data has been derived from our audited consolidated financial statements included in this Annual Report.

	As of December 31, 2010	As of December 31, 2009	As of December 31, 2008
Balance Sheet Data:
Total investments in real estate, net	$45,797,000	$9,832,000	$—
Cash and cash equivalents	1,486,000	1,106,000	201,000
Acquired lease intangibles, net	8,125,000	2,617,000	—
Total assets	58,889,000	15,605,000	202,000
Notes payable	39,164,000	10,490,000	—
Due to affiliates	1,812,000	1,489,000	—
Total liabilities	44,733,000	12,317,000	—
Total equity	14,156,000	3,288,000	202,000

	For the year Ended December 31, 2010	For the year Ended December 31, 2009	For the period from September 18, 2008 (Date of inception) through December 31, 2008
Operating Data:
Total revenue	4,823,000	145,000	—
Operating and maintenance expenses	2,049,000	114,000	—
General and administrative	1,733,000	660,000	—
Depreciation and amortization	2,075,000	46,000	—
Acquisition expenses	1,353,000	408,000	—
Interest expense	2,009,000	119,000	—
Loss before other income (expense)	(4,396,000)	(1,202,000)	—
Interest income	4,000	2,000	—
Net loss	(4,392,000)	(1,200,000)	—

Cash Flow Data:
Cash flows used in operating activities	(1,374,000)	(1,047,000)	(1,000)
Cash flows used in investing activities	(16,523,000)	(12,500,000)	—
Cash flows provided by financing activities	18,277,000	14,452,000	202,000
Per Share Data:
Net loss — basic and diluted	$(2.96)	$(17.14)	$—

Weighted average shares outstanding — basic and diluted	1,483,179	71,478	22,222

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” above and our accompanying consolidated financial statements and the notes thereto included in this Annual Report. Also see “Forward Looking Statements” preceding Part I.

Overview

We were formed as a Maryland corporation on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located primarily in the Western United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate.

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975) registering a public offering of up to $1,100,000,000 in shares of our common stock was declared effective under the Securities Act, and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. Pursuant to the terms of our initial public offering, all subscription proceeds were placed in an account held by our escrow agent in trust for subscribers’ benefit until we had achieved gross offering proceeds of $2,000,000 from persons who are not affiliated with us. On November 12, 2009, we achieved the minimum offering amount of $2,000,000 and offering proceeds were released to us from the escrow account. We acquired our first property on November 19, 2009.

We are dependent upon proceeds received from the sale of shares of our common stock in our initial public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities. We were initially capitalized with $200,000 which was contributed in cash on October 16, 2008, from the sale of 22,222 shares in the aggregate to our sponsor, Thompson National Properties, LLC. Our sponsor, or any affiliate of our sponsor, must maintain this investment while it remains our sponsor.

As of December 31, 2010 and 2009, we had accepted investors’ subscriptions for, and issued, 2,390,017 and 509,752 shares of our common stock, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $23,613,000 and $5,009,000, respectively. As of March 25, 2011, we had accepted investors’ subscriptions for, and issued, 2,732,589 shares of our common stock, including 44,687 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $26,973,000.

We have elected to qualify as a REIT for federal income tax purposes commencing with the year ended December 31, 2009, and therefore we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income. As of December 31, 2010, we were in compliance with the REIT requirements.

2010 Highlights

During 2010:

•	We acquired three multi-tenant retail properties for an aggregate purchase price of $40,826,000 which included:

•	the June 4, 2010 acquisition of the Waianae Property for an aggregate purchase price of approximately $25,688,000, exclusive of closing costs;

•	the July 6, 2010 acquisition of the Northgate Property for an aggregate purchase price of approximately $8,050,000, exclusive of closing costs; and

•	the August 11, 2010 acquisition of the San Jacinto Property for an aggregate purchase price of approximately $7,088,000, exclusive of closing costs.

•

We entered into a revolving credit agreement, which we refer to as the “2010 credit agreement” with KeyBank National Association, or KeyBank, as administrative agent for the lenders named in the 2010 credit agreement, to establish a revolving credit facility with an initial maximum aggregate commitment of $35,000,000, which we refer to as the “2010 credit facility.”

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to acquire a diversified portfolio of income producing properties, thereby reducing risk in its portfolio; (2) our executive officers, directors and affiliates of the advisor have expertise with the type of real estate investments we seek; and (3) borrowings should enable us to purchase assets and earn rental income more quickly, thereby increasing the likelihood of generating income for our stockholders and preserving stockholder capital.

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

Principles of Consolidation

Our consolidated financial statements include our accounts and the accounts of our subsidiaries, TNP Strategic Retail Operating Partnership, LP, TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT Waianae Mall, LLC, TNP SRT Northgate Plaza Tucson Holdings, LLC, TNP SRT Northgate Plaza Tucson, LLC and TNP SRT San Jacinto, LLC. All intercompany profits, balances and transactions are eliminated in consolidation.

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

When we acquire real estate properties, we allocate the purchase price to the components of these acquisitions using relative fair values computed using estimates and assumptions. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties.

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

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5-48 years
Exterior improvements	10-20 years
Equipment and fixtures	5-10 years

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

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and the dealer manager fee) are paid by our advisor and its affiliates on our behalf. Such costs shall include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of our advisor’s employees and employees of our advisor’s affiliates and others. Pursuant to our advisory agreement, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided that our advisor is obligated to reimburse us to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by us exceed 3.0% of our gross offering proceeds. Any such reimbursement will not exceed actual expenses incurred by our advisor. Prior to raising the minimum offering amount of $2,000,000 in our initial public offering, we had no obligation to reimburse our advisor or its affiliates for any organization and offering costs. As of December 31, 2010 and 2009, organization and offering costs incurred by our advisor on our behalf were $2,265,000 and $1,579,000, respectively. These costs are payable by us to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of our initial public offering. As of December 31, 2010 and 2009, organization and offering costs did exceed 3.0% of the gross proceeds of our initial public offering, thus the amount in excess of the 3.0% limit, or $1,571,000 and $1,425,000, respectively, has been deferred.

All offering costs, including sales commissions and dealer manager fees, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Operating Expenses

We will reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, subject to the limitation that total operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters does not exceed the greater of: (1) 2% of our average invested assets, or (2) 25% of our net income determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse our advisor for operating expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the year ended December 31, 2010, our total operating expenses exceeded the 2%/25% limitation by $589,000. On February 25, 2011, our independent directors unanimously determined the excess amount of operating expenses for the fiscal year ended December 31, 2010 to be justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in our acquisition and development stage, (3) certain of our properties are not yet stabilized, and (4) we are continuing to raise capital in our initial public offering but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are disproportionate to our average invested assets and net income and such expenses will benefit us and our stockholders in future periods. The independent directors further resolved, however, that our advisor would be required to repay us any portion of such excess amount to the extent that, as of the termination of the advisory agreement, our aggregate operating expenses as of such date exceed the 2%/25% limitation for all prior periods.

As of December 31, 2010 and 2009, amounts incurred by our advisor in connection with services provided to us were $2,653,000 and $1,967,000, of which $2,265,000 and $1,579,000 were organization and offering costs and $388,000 and $388,000 were other costs incurred on our behalf prior to raising the minimum offering amount in our initial public offering.

Impairment

We assess the potential for impairment of our long-lived assets, including real estate properties, whenever events occur or a change in circumstances indicate that the recorded value might not be fully recoverable. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows expected from the use and eventual disposition of the asset to its carrying value. If the undiscounted cash flows do not exceed the carrying value, the real estate or intangible carrying value is reduced to fair value and impairment loss is recognized. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell. Based upon such periodic assessments, no indications of impairment were identified for the periods presented in the accompanying consolidated statements of operations included in this Annual Report.

Income Taxes

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing with the taxable year ended December 31, 2009. We believe that we operate in such a manner as to qualify for taxation as a REIT for federal income tax purposes. Accordingly, we generally are not be subject to federal corporate income tax to the extent we distributed our REIT taxable income to our stockholders, so long as we distributed at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operations requirements. Even though we believe we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on its undistributed income.

Results of Operations

Our results of operations for the year ended December 31, 2010 and 2009 are not indicative of those expected in future periods as we commenced real estate operations on November 19, 2009 in connection with our first property acquisition. During the period from our inception (September 18, 2008) to December 31, 2008, we had been formed but had not yet commenced our ongoing initial public offering or real estate operations. As a result, we had no material results of operations for that period.

As of December 31, 2010, we had acquired four properties for an aggregate purchase price of $53,326,000, plus closing costs. We funded the acquisition of these properties with a combination of debt and proceeds from our ongoing initial public offering. We acquired the Waianae, Northgate and San Jacinto Properties during the second and third quarters of 2010, and therefore our financial statements do not reflect a full year of operations for these properties. As of December 31, 2009, we had acquired one property, the Moreno Property. We acquired the Moreno Property during the fourth quarter of 2009, and therefore our financial statements do not reflect a full period of operations for this property during 2009. We expect that all income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired in 2010 for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.

Revenue. Total revenues were $4,823,000 and $145,000 for the years ended December 31, 2010 and 2009, which consisted of rental revenues of $4,823,000 and $140,000, respectively. Other operating revenue was $0 and $5,000 for the years ended December 31, 2010 and 2009.

Operating and maintenance expenses. Operating and maintenance expenses were $2,049,000 and $114,000 for the years ended December 31, 2010 and 2009. Asset management and property management fees incurred and payable to our advisor and its affiliates totaled $408,000 and $14,000 for the years ended December 31, 2010 and 2009. We expect asset management and property management fees to increase in future years as a result of owning the properties acquired in 2010 for a full year and as a result of anticipated future acquisitions of real estate and real estate related assets.

General and administrative expenses. General and administrative expenses were $1,733,000 for the year ended December 31, 2010. These general and administrative expenses consisted primarily of legal fees of $306,000, audit fees of $327,000, restricted stock compensation of $78,000, directors fees of $296,000, salaries expense of $140,000, and other professional service fees of $192,000.

General and administrative expenses were $660,000 for the year ended December 31, 2009. These general and administrative expenses consisted primarily of legal fees of $134,000, audit fees of $93,000, restricted stock compensation of $51,000, directors fees of $42,000, salaries expense of $18,000, and other professional service fees of $38,000. We expect general and administrative costs to increase in the future based on owning the properties acquired in 2010 for a full year and as a result of anticipated future acquisitions, but to decrease as a percentage of total revenue.

Depreciation and amortization expenses. Depreciation and amortization expense was $2,075,000 and $46,000 for the years ended December 31, 2010 and 2009. We expect these amounts to increase in future years as a result of owning the properties acquired in 2010 for a full year and as a result of anticipated future acquisitions of real estate.

Acquisition expenses. Acquisition expenses were $1,353,000 and $408,000 for the years ended December 31, 2010 and 2009, all of which were incurred in connection with the acquisitions of our properties.

Interest expense. Interest expense was $2,009,000 and $119,000 for the years ended December 31, 2010 and 2009, which included the amortization of deferred financing costs of $364,000 and $39,000, respectively. Our real estate property acquisitions during 2010 and 2009 were financed through loan assumptions, notes payable and draws on our revolving line of credit. As of December 31, 2010 and 2009, we had $39,164,000 and $10,490,000 of outstanding indebtedness. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Interest income. Interest income for the years ended December 31, 2010 and 2009 was $4,000 and $2,000, and related primarily to cash proceeds received from the sale of shares in our public offering that had not yet been used for investments in real estate assets.

Net loss. We had a net loss of $4,392,000 and $1,200,000 for the years ended December 31, 2010 and 2009. Our operating loss is due primarily to the fact that we commenced real estate operations on November 19, 2009, have a limited operating history and had consummated only four property acquisitions as of December 31, 2010.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended December 31, 2010 was $18,277,000, consisting primarily of net offering proceeds of $16,203,000 (after payment of selling commissions, dealer manager fees and other organization and offering expenses of $2,125,000). During the year ended December 31, 2010, we incurred aggregate borrowings related to the purchase of real estate of $22,293,000. For the year ended December 31, 2010, we repaid $18,524,000 of these borrowings. With capital from our financing activities, we invested approximately $16,523,000 in property acquisitions, and paid acquisition fees and closing costs of $1,353,000. We paid distributions to stockholders (net of reinvested distributions) of $645,000 and share redemptions of $302,000 for the year ended December 31, 2010.

Net cash provided by financing activities for the year ended December 31, 2009 was $14,452,000, consisting primarily of net offering proceeds of $4,260,000 (after payment of selling commissions, dealer manager fees and other organization and offering expenses of $542,000). During the year ended December 31, 2009, we incurred aggregate borrowings related to the purchase of real estate of $11,126,000. As of December 31, 2009, we had repaid $636,000 of these borrowings. With capital from our financing activities, we invested approximately $12,500,000 in property acquisitions, and paid acquisition fees and closing costs of $408,000. We paid distributions to stockholders (net of reinvested distributions) of $6,000 for the year ended December 31, 2009.

Cash Flows from Operating Activities

Net cash used in operating activities for the year ended December 31, 2010 was $1,374,000. The excess cash generated from financing activities (net of cash used in investing activities and net cash used in operating activities) is expected to be used to pay liabilities or to make additional real estate investments. Net cash used in operating activities consisted of net loss of $4,392,000 and increases in accounts receivable of $607,000 and lease intangibles of $50,000, offset by depreciation and amortization expense of $2,310,000, increases in other liabilities of $286,000, increases in accounts payable and accrued expenses of $327,000, increases in due to affiliates of $221,000, decrease in prepaid expenses of $102,000, increases in allowance for doubtful accounts of $147,000, increases in prepaid rent of $204,000 and in stock based compensation of $78,000.

Net cash used in operating activities for the year ended December 31, 2009 was $1,047,000. Net cash used in operating activities consisted of net loss of $1,200,000 and increases in prepaid expenses of $360,000, increases in accounts receivable of $10,000, offset by depreciation and amortization of $85,000, increases in other liabilities of $12,000, increases in accounts payable and accrued expenses of $308,000, increases in due to affiliates of $64,000 and in stock based compensation of $50,000.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2010 and 2009 was $16,523,000 and $12,500,000, respectively, consisting of the net cash used to acquire our properties.

KeyBank Revolving Credit Facility

On November 12, 2009, we, through our operating partnership, entered into a revolving credit agreement, or the 2009 credit agreement, with KeyBank National Association, or KeyBank, as administrative agent for itself and the other lenders named in the 2009 credit agreement, or the lenders, to establish a revolving credit facility with a maximum aggregate borrowing capacity of up to $15,000,000. The proceeds of the revolving credit facility was available for use by the operating partnership for investments in properties and real estate-related assets, improvement of properties, costs involved in the ordinary course of the operating partnership business and for other general working capital purposes; provided, however, that prior to any funds being advanced to the operating partnership under the revolving credit facility, KeyBank had the authority to review and approve, in its sole discretion, the investments which the operating partnership proposed to make with such funds, and the operating partnership was required to satisfy certain enumerated conditions set forth in the 2009 credit agreement, including, but not limited to, limitations on outstanding indebtedness with respect to a proposed property acquisition, a ratio of net operating income to debt service on the prospective property of at least 1.35 to 1.00 and a requirement that the prospective property be 100% owned, directly or indirectly, by the operating partnership. On December 17, 2010, the KeyBank revolving credit facility was repaid in full with proceeds received from the 2010 credit facility from Keybank discussed below.

New Credit Facility

On December 17, 2010, we entered into the 2010 credit agreement to establish a revolving credit facility with an initial maximum aggregate commitment of $35,000,000. The 2010 credit facility consists of an A tranche, or “Tranche A,” with an initial aggregate commitment of $25 million, and a B tranche, or “Tranche B,” with an initial aggregate commitment of $10 million. On February 15, 2011, the aggregate commitment of Tranche A increased to $30 million. On June 30, 2011, or such earlier date as requested by us, which we refer to as the “Tranche B Maturity Date,” the aggregate commitment of Tranche A will increase to $35 million and the aggregate commitment of Tranche B will reduce to zero and terminate. From the Tranche B Maturity Date through a date that is 18 months following the earlier to occur of May 15, 2011 or the Tranche B Maturity Date and the repayment of all Tranche B borrowings, we will have the right, subject to certain conditions, to request that the amount available under the 2010 credit facility which we refer to as the “Facility Amount,” be increased in minimum increments of $5 million, by up to $115 million in the aggregate, for a maximum Facility Amount of up to $150 million, or the maximum commitment. We may reduce the Facility Amount at any time, subject to certain conditions, in minimum increments of $5 million, provided that in no event may the Facility Amount be less than $20 million, unless the commitments are reduced to zero and terminated. If we exercise our option to make any such reduction in the Facility Amount, we will no longer have the option to increase the Facility Amount up to the maximum commitment as described above. The proceeds of the 2010 credit facility may be used by us for acquisitions, acquisition fees and expenses, development and enhancement of real property, debt refinancing, capital and tenant improvements and working capital, subject to the 2010 credit agreement’s covenants regarding use of loan proceeds and the requirement that, as a condition to any borrowing, KeyBank must approve the acquisition of real property or other investment to be made with the proceeds of the borrowing.

Borrowings determined by reference to the Alternative Base Rate (as defined in the 2010 credit agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum in the case of a Tranche A borrowing and 3.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBO Rate (as defined in the 2010 credit agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum in the case of a Tranche A borrowing and 4.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. The Tranche A maturity date is December 17, 2013. We have a one year extension available to us subject to certain conditions as set forth in the credit agreement. The Tranche B maturity date is June 30, 2011.

Borrowings under the 2010 credit agreement are secured by guarantees, granted by Thompson National Properties, LLC, our sponsor, AWT Family Limited Partnership, and Anthony W. Thompson, which we refer to as the “Tranche B Guarantors,” on a joint and several basis, of the prompt and full payment of all of the obligations, terms and conditions to be paid, performed or observed with respect to any Tranche B borrowings, a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in our initial public offering), escrow and security deposit accounts and all cash management services of us, our operating partnership and borrower under the 2010 credit agreement; and a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to the Moreno Property and San Jacinto Property.

In connection with our entry into the 2010 credit agreement, our existing indebtedness under the 2009 credit agreement secured by the Moreno Property and San Jacinto Property was repaid in full with a Tranche A and Tranche B borrowing in the amount of approximately $11,966,000 and $1,826,000, respectively, and all liens securing such indebtedness were terminated. Additionally, the guaranty executed by Anthony W. Thompson in connection with the indebtedness secured by the Moreno Property was terminated.

As of December 31, 2010, the outstanding balance under the 2010 credit agreement was $13.3 million and $21.7 million was available, subject to KeyBank’s review and approval. The 2010 credit agreement and certain notes payable contain customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage. We obtained a waiver from KeyBank for the period ended December 31, 2010, due to the variable rate debt covenant requirement that our variable rate debt would not exceed 15% of our total debt outstanding. We plan to acquire an interest rate cap to allow us to meet the covenant requirement. Subject to the waiver received from KeyBank on the variable rate debt covenant, We believe we were in compliance with the financial covenants of the credit facility as of December 31, 2010.

Moreno Property Loan

In connection with the acquisition of the Moreno Property on November 19, 2009, TNP SRT Moreno Marketplace, LLC, or TNP SRT Moreno, borrowed $9,250,000 from KeyBank pursuant to a promissory note, or the Moreno Property Note, secured by the Moreno Property. On December 17, 2010, the Moreno Property Note was repaid in full with proceeds received from the 2010 credit facility with Keybank discussed above. As of December 31, 2010 and 2009, there was $0 and $9,240,000 outstanding on the Moreno Property Note.

Convertible Note

In connection with the acquisition of the Moreno Property on November 19, 2009, TNP SRT Moreno borrowed $1,250,000 from Moreno Retail Partners, LLC, or MRP, pursuant to a subordinated convertible promissory note, or the convertible note. The entire outstanding principal balance of the convertible note, plus any accrued and unpaid interest, is due and payable in full on November 18, 2015. Interest on the outstanding principal balance of the convertible note accrues at a rate of 8% per annum, payable monthly in arrears. TNP SRT Moreno may, at any time and from time to time, prepay all or any portion of the then outstanding principal balance of the convertible note without premium or penalty. The convertible note provides for customary events of default, including, without limitation, payment defaults and insolvency and bankruptcy related defaults. Upon an uncured event of default, MRP may declare all amounts due under the convertible note immediately due and payable in full.

During 2010, neither TNP SRT Moreno nor MRP elected to convert the unpaid principal balance due on the convertible note into a capital contribution by MRP to TNP SRT Moreno. Because the convertible note was not converted, TNP SRT Moreno paid advisor an additional acquisition fee of $110,000, which is included in acquisition expense for the year ended December 31, 2010. As of December 31, 2010 and 2009, there was $1,250,000 outstanding on the convertible note.

Assumption of Waianae Loan

In connection with the acquisition of the Waianae Property, TNP SRT Waianae Mall, LLC, or TNP SRT Waianae, the seller of the Waianae Property, or the seller, and Bank of America N.A., successor by merger to LaSalle Bank National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Pass-Through Certificates, Series 2006-IQ11, the lender, entered into a Note and Mortgage Assumption Agreement, or the “Waianae Assumption Agreement.” The Waianae Assumption Agreement provided for TNP SRT Waianae’s assumption of all of the seller’s indebtedness and obligations under the loan agreement, dated September 19, 2005, by and between the seller and lender (as amended by the Waianae Assumption Agreement, the “Loan Agreement”) and the other loan documents related to the existing indebtedness on the Waianae Property, or the Waianae Loan, (collectively, as amended, the “Loan Documents”). Pursuant to the Waianae Assumption Agreement, on the closing date, TNP SRT Waianae paid the lender an assumption fee of $104,000, or 0.5% of the outstanding principal balance of the Waianae Loan, and a modification fee of $31,000, or 0.15% of the outstanding principal balance of the Waianae Loan. The Waianae Assumption Agreement also provides for a release by each of seller and TNP SRT Waianae and their respective successors and assigns, collectively, the “Borrower Parties” of lender and its affiliates, officers, directors, employees and representatives from any debts, claims or causes of action of any kind which any Borrower Party (as defined in the Waianae Assumption Agreement) has, including, without limitation, matters relating to the Waianae Loan or the Waianae Property.

The original principal amount of the Waianae Loan was $22,200,000 and the outstanding principal balance of the Waianae Loan as of the closing date was approximately $20,741,000. The entire unpaid principal balance of the Waianae Loan and all accrued and unpaid interest thereon is due and payable in full on October 5, 2015, or the “Maturity Date.” Pursuant to the Loan Agreement, TNP SRT Waianae makes monthly debt service payments on the Waianae Loan in an amount equal to $125,000, which amount is calculated based upon an interest rate equal to 5.3922% per annum, or the Interest Rate and a 360-month amortization schedule. After the occurrence of and during the continuance of any event of default under the Loan Documents, the unpaid principal balance of the Waianae Loan and all accrued and unpaid interest thereon will bear interest at a rate per annum equal to the lesser of (i) the maximum rate permitted by applicable law and (ii) the Interest Rate plus 5.0%, compounded monthly. As of December 31, 2010, there was $20,531,000 outstanding on the Waianae Loan.

Assumption of Northgate Loan

        In connection with the acquisition of the Northgate Property, TNP SRT Northgate Plaza Tucson, LLC, or TNP SRT Northgate, the seller of the Northgate Property, or the seller, and Thrivent Financial for Lutherans, or the “the Northgate Lender”, entered into an Assumption And Second Modification Agreement, or the “Northgate Assumption Agreement”. The Northgate Assumption Agreement provides for TNP SRT Northgate’s assumption of all of the seller’s indebtedness and obligations under the amended and restated promissory note, dated June 22, 2004, by and between the seller and Northgate Lender, and the other existing indebtedness on the Northgate Property, or the Northgate Loan (collectively, as amended, the “Northgate Loan Documents”). Pursuant to the Northgate Assumption Agreement, on the closing date, TNP SRT Northgate paid the lender an assumption fee of approximately $44,000, or 1.0% of the outstanding principal balance of the Northgate Loan. The Northgate Assumption Agreement provides for a release of the seller and Daniel Kivel and Alvin Kivel, the original guarantors of the seller’s obligations under the Northgate Loan, which we refer to as the “Original Guarantors”, from any liability to the Northgate Lender of any kind under the Northgate Loan Documents with respect to matters which occur subsequent to the closing date. The Northgate Assumption Agreement also provides that TNP SRT Northgate will indemnify, defend and hold harmless the seller, the original guarantors and the Northgate Lender from any and all claims, liabilities, losses or expenses incurred by the seller, the Original Guarantors or the Northgate Lender arising out of events occurring on or after the closing date relating to the Northgate Loan Documents or the Northgate Property.

The original principal amount of the Northgate Loan was $5,300,000 and the outstanding principal balance of the Northgate Loan as of the closing date was approximately $4,398,000. The entire unpaid principal balance of the Northgate Loan and all accrued and unpaid interest thereon is due and payable in full on July 15, 2027. Pursuant to the Northgate Loan Documents, TNP SRT Northgate makes monthly payments of interest and principal on the Northgate Loan in an amount equal to approximately $35,000, which amount is calculated based upon an interest rate equal to 6.25% per annum and a 360-month amortization schedule. As of December 31, 2010, there was $4,325,000 outstanding on the Northgate Loan.

San Jacinto Loan

TNP SRT San Jacinto, LLC, or TNP SRT San Jacinto, financed the payment of the purchase price for the San Jacinto Property with the proceeds of a loan under the 2009 credit agreement, evidenced by a revolving credit note, in the aggregate principal amount of $6,600,000, which we refer to as the “San Jacinto Loan.” On December 17, 2010, the San Jacinto Loan was repaid with proceeds received from the 2010 credit facility from Keybank discussed above. As of December 31, 2010, there was $4,063,000 outstanding on Tranche A and Tranche B of the 2010 credit facility allocated to the San Jacinto Property.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2010:

	Payments due by period
	Total	2011	2012-2013	2014-2015	Thereafter
Principal payments – fixed rate debt, net of discount (1)	25,871,000	475,000	1,042,000	20,852,000	3,502,000
Principal payments – variable rate debt (1)	13,293,000	1,327,000	11,966,000	—	—
Interest payments – fixed rate debt (2)	8,302,000	1,479,000	4,245,000	1,380,000	1,198,000
Interest payments – variable rate debt (2)	2,674,000	700,000	1,974,000	—	—
Tenant improvements (3)	95,000	95,000	—	—	—

Total	50,235,000	4,076,000	19,227,000	22,232,000	4,700,000

(1)	Amounts include principal payments, net of discounts.
(2)	Projected interest payments are based on the outstanding principal amounts and weighted-average interest rates at December 31, 2010.
(3)	Projected tenant improvement expenses the company is committed to provide for tenant leases as of December 31, 2010.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2010, we believe we are in compliance with the REIT requirements.

Distributions

In order to qualify as a REIT we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders. Until we generate sufficient cash flow from operations to fully fund the payment of distributions, some or all of our distributions will be paid from other sources, including our offering proceeds. The amount and timing of our cash distributions is determined by our board of directors and depends on the amount of funds available for distribution, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness we may incur and other factors. As a result, our distribution rate and payment frequency may vary from time to time. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow which we expect to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, we may be required to borrow money, use proceeds from the issuance of securities or sell assets in order to make distributions.

On August 13, 2009, our board of directors approved a monthly cash distribution of $0.05625 per common share, which represented an annualized distribution of $0.675 per share. The commencement of the distribution was subject to our having achieved minimum offering proceeds of $2,000,000 in our initial public offering, the sale of a sufficient number of shares in our public offering to finance an asset acquisition and our identification and completion of an asset acquisition. On November 12, 2009, we achieved the minimum offering amount $2,000,000, and on November 19, 2009 we completed our first asset acquisition, thus satisfying all of the conditions for the commencement of the monthly distribution.

On May 11, 2010, our board of directors authorized an increase to our previously declared monthly cash distribution from $0.05625 to $0.05833 per share of our common stock, contingent upon the closing of the Waianae Property. The new monthly distribution amount represents an annualized distribution of $0.70 per share of our common stock and commenced in the calendar month following the closing of our acquisition of the Waianae Property. We closed on the acquisition of the Waianae Property on June 4, 2010, as such the new monthly distribution rate began to accrue effective July 1, 2010.

The following table sets forth the distributions declared and the amounts paid in cash and pursuant to the distribution reinvestment plan for the years ended December 31, 2010 and 2009:

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$119,000	$200,000	$325,000	$395,000	$1,039,000
Total Per Share Distribution	$0.05625	$0.05625	$0.05833	$0.05833	$0.05729
Annualized Rate Based on Purchase Price of $10.00 Per Share	6.75%	6.75%	7.0%	7.0%	6.92%

Distribution Payments

Distributions paid with cash (1)	$72,000	$117,000	$199,000	$257,000	$645,000

Distributions reinvested (2)	$18,000	$50,000	$86,000	$122,000	$276,000

	2009
				4th Quarter (3)	Total
Total Distributions Declared				$31,000	$31,000
Total Per Share Distribution				$0.05625	$0.05625
Annualized Rate Based on Purchase Price of $10.00 Per Share				6.75%	6.75%

Distribution Payments

Distributions paid with cash (1)				$6,000	$6,000

Distributions reinvested (2)				$7,000	$7,000

(1)	Cash distributions were paid on approximately the 15th day of the month following the month declared, as adjusted for weekends and holidays.
(2)	Shares issued pursuant to the distribution reinvestment plan were issued on the first day of the month following the month in which they are declared.
(3)	Distributions commenced in November 2009.

The tax composition of our distributions declared for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Ordinary Income	—%	—%
Return of Capital	100%	100%

Total	100%	100%

On December 31, 2010, our board of directors declared a monthly distribution in the aggregate amount of $136,000, of which $136,000 was accrued as of December 31, 2010 and $91,000 was paid in cash on January 14, 2011 and $45,000 was paid through our dividend reinvestment plan in the form of additional shares issued on January 1, 2011. For the years ended December 31, 2010 and 2009, cash amounts distributed to stockholders were funded from proceeds from the offering.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP performance financial measure that is widely recognized as a measure of Real Estate Investment Trust (“REIT”) operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with generally accepted accounting principles (“GAAP”) excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of pre-existing relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.

Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management, investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”) as defined by the Investment Program Association (“IPA”). MFFO excludes from FFO the following items:

(1) acquisition fees and expenses;

(2) straight line rent amounts, both income and expense;

(3) amortization of above or below market intangible lease assets and liabilities;

(4) amortization of discounts and premiums on debt investments;

(5) impairment charges;

(6) gains or losses from the early extinguishment of debt;

(7) gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivatives holdings except where the trading of such instruments is a fundamental attribute of our operations;

(8) gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;

(9) gains or losses related to consolidation from, or deconsolidation to, equity accounting;

(10) gains or losses related to contingent purchase price adjustments; and

(11) adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation and other changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of operating performance. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•

Acquisition expenses. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both business combinations and equity investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations are expensed. These acquisitions costs have been and will continue to be funded from the proceeds of our Offering and other financing sources and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition expenses include those costs paid to our Advisor and third parties.

•

Impairment charges, gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting and gains or losses related to contingent purchase price adjustments. Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals.

•

Adjustments for amortization of above or below market intangible lease assets. Similar to depreciation and amortization of other real estate related assets that are excluded from FFO, GAAP implicitly assumes that the value of intangibles diminishes predictably over time and that these charges be recognized currently in revenue. Since real estate values and market lease rates in the aggregate have historically risen or fallen with market conditions, management believes that by excluding these charges, MFFO provides useful supplemental information on the realized economics of the real estate.

•

Adjustments for straight line rents and amortization of discounts and premiums on debt investments. In the proper application of GAAP, rental receipts and discounts and premiums on debt investments are allocated to periods using various systematic methodologies. This application will result in income recognition that could be significantly different than underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments and aligns results with management’s analysis of operating performance.

•

Adjustment for gains or losses related to early extinguishment of hedges, debt, consolidation or deconsolidation and contingent purchase price. Similar to extraordinary items excluded from FFO, these adjustments are not related to our continuing operations. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

By providing MFFO, we believe we are presenting useful information that assists investors with better alignments of their analysis with management’s analysis of long-term, stabilized operating activities. Many of these adjustments are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities. Because MFFO is primarily affected by the same factors as FFO but without non-operating changes, particularly valuation changes, we believe fluctuations in MFFO are more indicative of changes in operating activities. MFFO is also more comparable in evaluating our performance over time and as compared to other real estate companies, which may not be as involved in acquisition activities or as affected by impairments and other non-operating charges.

FFO or MFFO should not be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they either indicative of funds available to fund our cash needs, including our ability to make distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash. MFFO also excludes impairment charges, rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

Our calculation of FFO and MFFO and the reconciliation to net income (loss) is presented in the following table for the years ended December 31, 2010 and 2009:

	2010	2009
Net Loss	$(4,392,000)	$(1,200,000)
Adjustments:
Depreciation of real estate assets	1,554,000	33,000
Amortization of tenant improvements and tenant allowances	202,000	4,000
Amortization of deferred leasing costs	315,000	9,000

FFO	$(2,321,000)	$(1,154,000)
Adjustments:
Straight Line Rent	(255,000)	—
Acquisition costs	1,353,000	408,000
Amortization of above market leases	169,000	4,000
Amortization of below market leases	(298,000)	—
Accretion of discounts on debt investments	(2,000)	—
Amortization of debt premiums	37,000	—

Modified FFO	$(1,317,000)	$(742,000)

Off-Balance Sheet Arrangements

As of December 31, 2010 and 2009, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations. Effective for periods beginning after December 15, 2010, ASC No. 2010-29 specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 only applies to our disclosures in note 3 related to acquisitions and is not expected to have a significant impact on our footnote disclosures.

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on August 7, 2009. As of March 25, 2011, we had accepted investors’ subscriptions for, and issued, 2,732,589 shares of common stock, including 44,687 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $26,973,000.

Distributions Declared

On December 31, 2010, our board of directors declared a monthly distribution in the aggregate of $136,000, of which $91,000 was paid in cash on January 14, 2011 and $45,000 was paid through our distribution reinvestment plan in the form of additional shares issued on January 1, 2011. On January 31, 2011, our board of directors declared a monthly distribution in the aggregate of $141,000, of which $94,000 was paid in cash on February 13, 2011 and $47,000 was paid through our distribution reinvestment plan in the form of additional shares issued on February 1, 2011. On February 28, 2011, our board of directors declared a monthly distribution in the aggregate of $146,000, of which $97,000 was paid in cash on March 14, 2011 and $49,000 was paid through our distribution reinvestment plan in the form of additional shares issued on March 1, 2011.

2011 Property Acquisition

On March 30, 2011, we acquired through a wholly owned subsidiary of our operating partnership, Craig Promenade, a necessity retail center in North Las Vegas, Nevada. Craig Promenade is comprised of 109,250 square feet which includes 91,750 rentable square feet and two land parcels consisting of 17,500 buildable square feet that can be sold, ground leased or developed. Craig Promenade was constructed in 2005, is 77.5% leased and anchored by Big Lots, a national retailer. Other nationally recognized tenants include Carl’s Jr., Popeyes Louisiana Kitchen and MetroPCS Communications, Inc. We purchased Craig Promenade for an aggregate purchase price of $12,800,000. We financed the purchase price of Craig Promenade with (1) proceeds from our initial public offering and (2) approximately $8,750,000 of indebtedness under our 2010 credit facility.

Approval of Certain Total Operating Expenses

For the year ended December 31, 2010, our total operating expenses exceeded the 2%/25% guideline by $589,000. On February 25, 2011, the independent directors unanimously determined the excess amount of operating expenses for the fiscal year ended December 31, 2010 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in our acquisition and development stage, (3) certain of our properties are not yet stabilized, and (4) we are continuing to raise capital in our initial public offering, but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are disproportionate to our average invested assets and net income and such expenses will benefit us and our stockholders in future periods. The independent directors further resolved, however, that our advisor will be required to repay us any portion of such excess amount to the extent that, as of the termination of the advisory agreement, our aggregate operating expenses as of such date exceed the 2%/25% guideline for all prior periods.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

As previously reported, on January 23, 2011, Christopher S. Cameron notified us of his resignation as our Chief Financial Officer, Treasurer and Secretary, effective April 1, 2011. On February 25, 2011, in connection with our appointment of his successor (as discussed below), Mr. Cameron notified us that his resignation as our Chief Financial Officer, Treasurer and Secretary would take effect on March 14, 2011, or the Effective Date, as opposed to April 1, 2011 as previously reported. Mr. Cameron’s resignation as Chief Financial Officer, Treasurer and Secretary of our advisor, also took effect on the Effective Date.

On February 25, 2011, our board of directors appointed James R. Wolford to serve as our and our advisor’s Chief Financial Officer, Treasurer and Secretary, effective as of the Effective Date.

On March 24, 2011, Arthur M. Friedman notified us of his resignation as a director and as Chairman of the Audit Committee, effective April 1, 2011. Mr. Friedman’s decision to resign was not due to any disagreement with us relating to our operations, policies or practices.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, our advisor will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our advisor maintains risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced.

The table below summarizes the book values and the weighted-average interest rates of our notes payable and revolving line of credit for each category as of December 31, 2010 based on the maturity dates and the notional amounts and average pay rates as of December 31, 2010 based on maturity dates (dollars in thousands):

	Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value (3)
Notes payable
Fixed rate	$535,000	$563,000	$599,000	$635,000	$20,322,000	$3,452,000	$26,106,000	$25,871,000
Weighted-average interest rate (1)	5.66%	5.66%	5.66%	5.66%	5.89%	6.25%	6.11%
Revolving Line of Credit (2)
Variable rate	$1,327,000	$—	$11,966,000	$—	$—	$—	$13,293,000	$13,293,000
Weighted-average interest rate (1)	5.54%	—	5.50%	—	—	—	5.50%

Total	$1,862,000	$563,000	$12,565,000	$635,000	$20,322,000	$3,452,000	$39,399,000	$39,164,000

(1)	The weighted-average annual effective interest rate represents the effective interest rate at December 31, 2010, using the interest method, that we use to recognize interest expense on our outstanding debt.
(2)	Tranch A of our revolving line of credit with KeyBank has an initial maturity date of December 17, 2013 with an available one-year extension upon satisfying the following requirements; a) the company provides lender written notice of intent to extend 60-90 days prior to original maturity date, b) no event of default has occurred and c) the company pays an extension fee five days prior to original maturity date.
(3)	Represents fair value, net of unamortized discount of $308,000 and unamortized premium of $73,000 for fixed rate notes payable.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2010, the fair value of our fixed rate debt was $25.9 million and the total value of our fixed rate debt was $26.1 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2010. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt would change our cash flows, but not significantly affect the fair value of our debt. At December 31, 2010, we were exposed to market risks related to fluctuations in interest rates on $13.3 million of variable rate debt outstanding. Based on interest rates as of December 31, 2010, if interest rates were 100 basis points higher during the 12 months ending December 31, 2011, interest expense on our variable rate debt would increase by $126,000 and if interest rates were 100 basis points lower during the 12 months ending December 31, 2011, interest expense on our variable rate debt would decrease by $126,000.

The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2010 were 6.1% and 5.5%, respectively. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2010 (consisting of the contractual interest rate).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 13d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2010, our internal control over financial reporting was effective based on those criteria.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2011 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules —

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) See (a) 3 above.

(c) See (a) 2 above.

Index to Consolidated Financial Statements

Financial Statements	Page Number

Index to Consolidated Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009, and for the period from September 18, 2008 (date of inception) through December 31, 2008	F-4

Consolidated Statements of Equity for the years ended December 31, 2010 and 2009, and for the period from September 18, 2008 (date of inception) through December 31, 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009, and for the period from September 18, 2008 (date of inception) through December 31, 2008	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TNP Strategic Retail Trust, Inc.:

We have audited the accompanying consolidated balance sheets of TNP Strategic Retail Trust, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2010 and 2009, and for the period from September 18, 2008 (date of inception) through December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule III. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Strategic Retail Trust, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, and for the period from September 18, 2008 (date of inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles. Additionally, in our opinion, the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Irvine, California

March 31, 2011

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
ASSETS
Investments in real estate
Land	$20,444,000	$3,080,000
Building and improvements	24,675,000	6,124,000
Tenant improvements	1,723,000	656,000

	46,842,000	9,860,000

Accumulated depreciation	(1,045,000)	(28,000)

Total investments in real estate, net	45,797,000	9,832,000

Cash and cash equivalents	1,486,000	1,106,000
Prepaid expenses and other assets	674,000	360,000
Accounts receivable, net of allowance for doubtful accounts of $147,000 and $0	563,000	11,000
Acquired lease intangibles, net	8,125,000	2,617,000

Deferred costs
Organization and offering	1,571,000	1,425,000
Financing fees, net	673,000	254,000

Total deferred costs, net	2,244,000	1,679,000

TOTAL	$58,889,000	$15,605,000

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$782,000	$326,000
Amounts due to affiliates	1,812,000	1,489,000
Other liabilities	383,000	12,000
Notes payable	39,164,000	10,490,000
Acquired below market lease intangibles, net	2,592,000	—

Total liabilities	44,733,000	12,317,000

COMMITMENTS AND CONTINGENCIES

EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value per share; 400,000,000 shares authorized; 2,382,317 issued and outstanding at December 31, 2010, 524,752 issued and outstanding at December 31, 2009	24,000	5,000
Additional paid-in capital	20,792,000	4,512,000
Accumulated deficit	(6,657,000)	(1,231,000)

Total stockholders’ equity	14,159,000	3,286,000
Non-controlling interest	(3,000)	2,000
Total equity	14,156,000	3,288,000

TOTAL	$58,889,000	$15,605,000

See accompanying notes to consolidated financial statements

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from September 18, 2008 (date of inception) through December 31, 2008

Revenue:
Rental	$4,823,000	$140,000	$—
Other	—	5,000	—

	4,823,000	145,000	—
Expense:
Operating and maintenance	2,049,000	114,000	—
General and administrative	1,733,000	660,000	—
Depreciation and amortization	2,075,000	46,000	—
Acquisition expenses	1,353,000	408,000	—
Interest expense	2,009,000	119,000	—

	9,219,000	1,347,000	—

Loss before other income (expense)	(4,396,000)	(1,202,000)	—
Other income and expense:
Interest income	4,000	2,000	—

Net loss	$(4,392,000)	$(1,200,000)	$—

Net loss attributable to non-controlling interests	5,000	—	—

Net loss attributable to common stockholders	$(4,387,000)	$(1,200,000)	—

Net loss per share — basic and diluted	$(2.96)	$(17.14)	—
Weighted average number of common shares outstanding — basic and diluted	1,483,179	71,478	22,222

See accompanying notes to consolidated financial statements

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interest	Total Equity

BALANCE — September 18, 2008 (date of inception)	—	$—	$—	$—	$—	$—	$—

Issuance of common stock	22,222	—	200,000	—	200,000	—	200,000
Contributions from non-controlling interest	—	—	—	—	—	2,000	2,000

BALANCE — December 31, 2008	22,222	—	200,000	—	200,000	2,000	202,000
Issuance of common stock	486,815	5,000	4,797,000	—	4,802,000	—	4,802,000
Offering costs	—	—	(542,000)	—	(542,000)	—	(542,000)
Issuance of vested and non-vested restricted common stock	15,000	—	135,000	—	135,000	—	135,000
Deferred stock compensation	—	—	(85,000)	—	(85,000)	—	(85,000)
Issuance of common stock under DRIP	715	—	7,000	—	7,000	—	7,000
Distributions	—	—	—	(31,000)	(31,000)	—	(31,000)
Net loss	—	—	—	(1,200,000)	(1,200,000)	—	(1,200,000)

BALANCE — December 31, 2009	524,752	$5,000	$4,512,000	$(1,231,000)	$3,286,000	$2,000	$3,288,000

Issuance of common stock	1,851,200	19,000	18,309,000	—	18,328,000	—	18,328,000

Share redemptions	(30,200)	—	(302,000)	—	(302,000)	—	(302,000)
Offering costs	—	—	(2,081,000)	—	(2,081,000)	—	(2,081,000)
Issuance of vested and non-vested restricted common stock	7,500	—	68,000	—	68,000	—	68,000
Deferred stock compensation	—	—	10,000	—	10,000	—	10,000
Issuance of common stock under DRIP	29,065	—	276,000	—	276,000	—	276,000
Distributions	—	—	—	(1,039,000)	(1,039,000)	—	(1,039,000)
Net loss	—	—	—	(4,387,000)	(4,387,000)	(5,000)	(4,392,000)

BALANCE — December 31, 2010	2,382,317	$24,000	$20,792,000	$(6,657,000)	$14,159,000	$(3,000)	$14,156,000

See accompanying notes to consolidated financial statements

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period from September 18, 2008 (date of inception) through December 31,

Cash flows from operating activities:
Net loss	$(4,392,000)	$(1,200,000)	$—
Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs and note payable premium/discount	364,000	39,000	—
Depreciation and amortization	2,075,000	46,000	—
Allowance for doubtful accounts	147,000	—	—
Stock based compensation	78,000	50,000	—
Amortization of above and below market leases	(129,000)	4,000	—
Changes in assets and liabilities, net of acquisitions:			—
Lease intangible asset	(50,000)	—	—
Accounts receivable	(607,000)	(10,000)	(1,000)
Amounts due to affiliates	221,000	64,000	—
Prepaid expenses and other assets	102,000	(360,000)	—
Accounts payable and accrued expenses	327,000	308,000	—
Other liabilities	286,000	12,000	—
Prepaid rent	204,000	—	—

Net cash used in operating activities	(1,374,000)	(1,047,000)	(1,000)

Cash flows from investing activities:
Investments in real estate	(12,732,000)	(9,861,000)	—
Acquired lease intangibles	(6,681,000)	(2,639,000)	—
Acquired below market lease	2,890,000	—	—

Net cash used in investing activities	(16,523,000)	(12,500,000)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	18,328,000	4,802,000	200,000
Redemption of stock	(302,000)	—	—
Distributions	(645,000)	(6,000)	—
Contributions from noncontrolling interests	—	—	2,000
Payment of offering costs	(2,125,000)	(542,000)	—
Proceeds from notes and loan payables	22,293,000	11,126,000	—
Repayment of notes and loan payable	(18,524,000)	(636,000)	—
Payment of deferred financing costs	(748,000)	(292,000)	—

Net cash provided by financing activities	18,277,000	14,452,000	202,000

Net increase in cash and cash equivalents	380,000	905,000	201,000
Cash and cash equivalents — Beginning of the period	1,106,000	201,000	—

Cash and cash equivalents — End of the period	$1,486,000	$1,106,000	$201,000

Supplemental disclosure of non-cash financing activities:
Deferred organization and offering costs due to affiliates	$146,000	$1,425,000	$—
Issuance of common stock under the DRIP	$276,000	$7,000	$—
Accrued tenant improvements	$11,000	$—	$—
Loans assumed upon investments in real estate	$25,140,000	$—	$—
Distributions declared but not paid	$136,000	$18,000	$—
Cash paid for interest	$1,920,000	$22,000	$—

See accompanying notes to consolidated financial statements

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010 and 2009, and the period from September 18, 2008 (date of inception) through December 31, 2008

1.	Organization

TNP Strategic Retail Trust, Inc. (the “Company”) was formed on September 18, 2008 as a Maryland corporation and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) commencing in the taxable year ended December 31, 2009. The Company was organized primarily to acquire income-producing retail properties located in the Western United States, and other real estate assets. As discussed in Note 6, the Company was initially capitalized by the purchase of common stock by Thompson National Properties, LLC (“Sponsor”) on October 16, 2008. The Company’s fiscal year end is December 31.

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock pursuant to its distribution reinvestment plan (the “Offering”). On August 7, 2009, the SEC declared the Offering effective and the Company commenced its Offering. The Company is offering shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to its distribution reinvestment plan at a price of $9.50 per share. Pursuant to the terms of the Company’s Offering, the Company was required to deposit all subscription proceeds in escrow pursuant to the terms of an escrow agreement with CommerceWest Bank, N.A. until the Company received subscriptions aggregating at least $2,000,000. On November 12, 2009, the Company achieved the minimum offering amount of $2,000,000 and offering proceeds were released to the Company from the escrow account. As of December 31, 2010 and 2009, the Company had accepted investors’ subscriptions for, and issued 2,390,017 and 509,752 shares of the Company’s common stock, including shares issued pursuant to the distribution reinvestment plan, resulting in gross offering proceeds of $23,613,000 and $5,009,000, respectively.

The Company intends to use the net proceeds from the Offering primarily to acquire retail properties. The Company may also make or acquire first mortgages or second mortgages, mezzanine loans, preferred equity investments and investments in common stock of private real estate companies and publicly traded real estate investment trusts, in each case provided that the underlying real estate meets the Company’s criteria for direct investment. The Company may also invest in any real properties or other real estate-related assets that, in the opinion of the Company’s board of directors, meets the Company’s investment objectives. As of December 31, 2010, the Company, through wholly owned subsidiaries, had acquired four multi-tenant retail properties encompassing 408,983 rentable square feet (see Note 3, Investments in Real Estate).

On August 13, 2009, the Company’s board of directors approved a monthly cash distribution of $0.05625 per common share, which represents an annualized distribution of $0.675 per share. The commencement of the distribution was subject to the Company having achieved minimum offering proceeds of $2,000,000, and the Company’s identification and completion of an asset acquisition. On November 12, 2009, the Company achieved the minimum offering amount $2,000,000, and on November 19, 2009 the Company completed its first asset acquisition. On May 11, 2010, the board of directors of the Company authorized an increase to the Company’s previously declared monthly cash distribution from $0.05625 to $0.05833 per share of the Company’s common stock, contingent upon the closing of the acquisition of the Waianae Property (as defined below). The new monthly distribution amount represents an annualized distribution of $0.70 per share of the Company’s common stock and commenced in the calendar month following the closing of the Company’s acquisition of the Waianae Property. The Company closed on the Waianae Property on June 4, 2010, as such the new monthly distribution rate began to accrue effective July 1, 2010. For the years ended December 31, 2010 and 2009, the Company had paid an aggregate of $645,000 and $6,000 in distributions to the Company’s stockholders.

The Company’s advisor is TNP Strategic Retail Advisor, LLC (“Advisor”), a Delaware limited liability company. Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

The Company is the sole general partner of its operating partnership, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership (the “OP”), and as of December 31, 2010 and 2009, the Company owned 99.96% and 99.8%, respectively, of the limited partnership interest in the OP. As of December 31, 2010 and 2009, Advisor owned a 0.04% and 0.2%, respectively, of the limited partnership interest in the OP and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP OP”), is a special limited partner in the OP.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Substantially all of the Company’s business is conducted through the OP. The initial limited partners of the OP were Advisor and TNP OP. Advisor has invested $1,000 in the OP in exchange for common units and TNP OP has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares, it transfers substantially all of the net proceeds of the Offering to the OP as a capital contribution. The partnership agreement of the OP provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability, and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the OP being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

2.	Summary of Significant Accounting Policies

Consolidation

Due to the Company’s control of the OP through its sole general partner interest and the limited rights of the limited partner interest, the Company consolidates its OP and limited partner interests not held by the Company which are reflected as non controlling interest in the accompanying financial statements. The Company’s consolidated financial statements include its accounts and the accounts of its subsidiaries, the OP, TNP SRT Moreno Marketplace, LLC, TNP SRT Waianae Mall, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Northgate Plaza Tucson Holdings, LLC, TNP SRT San Jacinto, LLC, and TNP SRT Secured Holdings, LLC. All intercompany profits, balances and transactions are eliminated in consolidation.

Under accounting principles generally accepted in the United States of America (“GAAP”), the Company’s consolidated financial statements also include the accounts of its consolidated subsidiaries and joint ventures in which the Company is the primary beneficiary, or in which the Company has a controlling interest. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, the Company’s management considers factors such as an entity’s purpose and design and the Company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance, ownership interest, board representation, management representation, authority to make decisions, and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity in which it will absorb the majority of the entity’s expected losses, if they occur, or receive the majority of the expected residual returns, if they occur, or both.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

When the Company acquires real estate properties, the Company allocates the purchase price to the components of these acquisitions using relative fair values computed using its estimates and assumptions. Acquisition costs are expensed as incurred. These estimates and assumptions impact the amount of costs allocated between various components as well as the amount of costs assigned to individual properties in multiple property acquisitions. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties.

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

Property is recorded at cost and is depreciated using a straight-line method over the estimated useful lives of the assets as follows:

Years

Buildings and improvements	5-48 years
Exterior improvements	10-20 years
Equipment and fixtures	5-10 years

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

Organization and Offering Costs

Organization and offering costs of the Company (other than selling commissions and the dealer manager fee) are initially being paid by Advisor and its affiliates on the Company’s behalf. Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of certain of Advisor’s employees and employees of Advisor’s affiliates and others. Pursuant to the advisory agreement with Advisor, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs associated with the Offering, provided that Advisor is obligated to reimburse the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by the Company exceed 3.0% of the gross offering proceeds from the Offering. Any such reimbursement will not exceed actual expenses incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on November 12, 2009, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs.

All offering costs, including sales commissions and dealer manager fees are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse the Advisor.

As of December 31, 2010 and 2009, organization and offering costs incurred by Advisor on the Company’s behalf were $2,265,000 and $1,579,000, respectively. Such costs are payable by the Company to the extent that organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of the Offering. As of December 31, 2010 and 2009, organization and offering costs did exceed 3.0% of the gross proceeds of the Offering, thus the amount in excess of 3.0%, or $1,571,000 and $1,425,000, respectively, were deferred.

Impairment

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Generally, a provision for impairment is recorded if estimated future operating cash flows (undiscounted and without interest charges) plus estimated disposition proceeds (undiscounted) are less than the current book value of the property. Key inputs that the Company estimate in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. Based on the Company’s review, no provisions for impairment were recorded by the Company in 2010 or 2009.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, commencing in the taxable year ended December 31, 2009. The Company believes that it operates in such a manner as to qualify for treatment as a REIT for federal income tax purposes. The Company generally will not be subject to federal corporate income tax to the extent it distributes its REIT taxable income to its stockholders, so long as it distributes at least 90% of its REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). REITs are subject to a number of other organizational and operations requirements. Even if the Company qualifies for taxation as a REIT, it may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.

Cash and Cash Equivalents

Cash and cash equivalents represents current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. As of December 31, 2010, the Company had $526,000 in excess of federally insured limits in a money market account. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update, No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations. Effective for periods beginning after December 15, 2010, ASUC No. 2010-29 specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 only applies to disclosures in Note 3 related to acquisitions and is not expected to have a significant impact on the Company’s footnote disclosures.

3.	Investments in Real Estate

As of December 31, 2010, the Company had completed four acquisitions of real properties for an aggregate purchase price of $53,326,000 comprised of 408,983 leasable square feet.

The following table presents certain additional information about our properties as of December 31, 2010:

Property	Property Location	Property Leasable Sq Ft	% of Leasable Sq Ft	Date Acquired	Purchase Price	Annualized Base Rent (1)	% of Annualized Base Rent	Occupancy (2)	Annual Rent Per Leased Sq Ft (3)
Moreno Marketplace	Moreno Valley, CA	78,743	19.3%	11/19/2009	$12,500,000	$1,092,000	20.3%	75.7%	$18.5
Waianae Mall	Waianae, HI	170,275	41.6	6/4/2010	25,688,000	2,876,000	53.6	85.2%	$19.8
Northgate Plaza	Tucson, AZ	103,492	25.3	7/6/2010	8,050,000	753,000	14.0	92.0%	$7.9
San Jacinto	San Jacinto, CA	56,473	13.8	8/11/2010	7,088,000	647,000	12.1	70.9%	$16.2

Total		408,983	100%		$53,326,000	$5,368,000	100%	83.0%	$15.8

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2010.
(2)	Occupancy includes all leased space of the respective acquisition including master leases.
(3)	Average annual rent per leased square foot based on leases in effect as of December 31, 2010.

2010 Property Acquisitions

During the year ended December 31, 2010, the Company acquired three multi-tenant retail and commercial properties: the Waianae Mall (the “Waianae Property”), located in Oahu, HI, on June 4, 2010; Northgate Plaza (the “Northgate Property”), located in Tucson, AZ, on July 6, 2010; and San Jacinto Esplanade (the “San Jacinto Property”), located in San Jacinto, CA, on August 11, 2010 (collectively, the “2010 Acquisitions”). The Company purchased the 2010 Acquisitions for an aggregate purchase price of $40,826,000, plus closing costs. The Company financed the 2010 Acquisitions with net proceeds from the Offering and through the assumption of $25,140,000 in notes payable and the drawdown of $8,500,000 from the Company’s revolving credit agreement (the “Credit Agreement”), with KeyBank National Association (“KeyBank”), as discussed in Note 7 . The Company expensed $1,353,000 of acquisition costs related to the 2010 Acquisitions.

The purchase price of the 2010 Acquisitions were allocated as follows:

Land	$17,364,000
Building and improvements	18,545,000
Tenant improvements	929,000

$36,838,000
Acquired lease intangibles	6,608,000
Acquired below market lease intangibles	(2,890,000)
Premium on assumed debt	345,000
Discount on assumed debt	(75,000)

$40,826,000

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The estimated useful lives for the acquired lease intangibles range from approximately one month to 19.1 years. As of the date of the 2010 Acquisitions, the weighted-average amortization period for acquired lease intangibles and acquired below market leases were 7.7 years and 6.5 years, respectively.

As part of the San Jacinto Property acquisition, the Company acquired approximately $71,000 of accounts receivable. The gross amount of the acquired receivables is deemed to be the fair value at acquisition date.

For the year ended December 31, 2010, the company’s results of operations had revenues and net losses of $3,488,000 and $1,658,000, respectively, related to 2010 property acquisitions.

2009 Property Acquisitions

On November 19, 2009, the Company acquired a multi-tenant retail and commercial property, Moreno Marketplace, located in Moreno Valley, CA (the “Moreno Property”), for an aggregate purchase price of $12,500,000, plus closing costs. The Company financed the acquisition of the Moreno Property with net proceeds from the Offering and through the issuance of $10,500,000 of notes payable. During the year ended December 31, 2009, the Company expensed $408,000 of acquisition costs related to the acquisition of the Moreno Property.

The purchase price of the Moreno Property was allocated as follows:

Land	$3,080,000
Building & improvements	6,124,000
Tenant improvements	656,000

$9,860,000
Acquired lease intangibles	2,640,000

$12,500,000

Proforma Information

The following condensed proforma financial information is presented as if the 2010 Acquisitions had been consummated as of January 1, 2010 for the proforma year ended December 31, 2010. This proforma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of each period, nor does it purport to represent the results of future operations.

The Company estimated that revenues and net loss, on a proforma basis, for the year ended December 31, 2010, would have been $7,503,000 and $2,437,000, respectively.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Minimum Future Rents

Minimum future rents to be received on noncancelable operating leases as of December 31, 2010 for each of the next five years ending December 31 and thereafter is as follows:

2011	$4,903,000
2012	4,577,000
2013	4,271,000
2014	3,907,000
2015	3,326,000
Thereafter	24,439,000

$45,423,000

4.	Acquired Lease Intangibles, Net

Acquired lease intangibles, net consisted of the following at December 31, 2010 and 2009:

	2010	2009
Lease commissions	$2,870,000	$1,169,000
Above market leases	1,690,000	247,000
Leases in place	4,491,000	1,167,000
Leasing and marketing costs	319,000	57,000

	$9,370,000	$2,640,000
Accumulated amortization	(1,245,000)	(23,000)

Acquired lease intangibles, net	$8,125,000	$2,617,000

Estimated amortization expense on acquired lease intangibles and for each of the next five years ending December 31 and thereafter is as follows:

2011	$1,350,000
2012	1,096,000
2013	980,000
2014	868,000
2015	594,000
Thereafter	3,237,000

$8,125,000

For the years ended December 31, 2010 and 2009, amortization expense for acquired lease intangibles was $1,224,000 and $21,000, respectively. The acquired lease intangibles have a weighted average remaining life of 133 and 214 months as of December 31, 2010 and 2009.

Acquired Below Market Leases

Acquired below market leases, net consisted of the following at December 31, 2010 and 2009:

	2010	2009
Below market leases	$(2,890,000)	$—
Accumulated amortization	298,000	—

Total acquired below market leases, net	$2,592,000	$—

For the years ended December 31, 2010 and 2009, amortization income from below market leases was $298,000 and $0, respectively.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

5.	Deferred Costs, Net

Deferred costs, net consisted of the following at December 31, 2010 and 2009:

	2010	2009
Financing fees	$1,041,000	$293,000
Accumulated amortization	(368,000)	(39,000)

	673,000	254,000
Organization and offering	1,571,000	1,425,000

Deferred costs, net	$2,244,000	$1,679,000

Deferred financing fees have a weighted average remaining life of 42 and 14 months as of December 31, 2010 and 2009.

Estimated amortization to interest expense of the deferred financing fees as of December 31, 2010 for each of the next five years ending December 31 and thereafter is as follows:

2011	$202,000
2012	202,000
2013	196,000
2014	45,000
2015	28,000
Thereafter	—

$673,000

6.	Equity

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of such stock have a par value of $0.01 per share. On October 16, 2008, the Company sold 22,222 shares of common stock to Sponsor for an aggregate purchase price of $200,000. As of December 31, 2010 and 2009, the Company had sold 2,390,017 and 509,752 shares of common stock in the Offering and through the distribution reinvestment plan, raising gross proceeds of $23,613,000 and $5,009,000, respectively.

The Company’s board of directors is authorized to amend its Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. Our Chief Executive Officer, Anthony W. Thompson, who controls Sponsor, beneficially owns $1,200,000 in shares of the Company’s common stock.

Preferred Stock

The Company’s Charter authorizes it to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2010 and 2009, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases will be made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of its common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the dividend reinvestment plan in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. In addition, the Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. During the year ended December 31, 2010, the Company redeemed 30,200 shares under its share redemption program, at an average redemption price of $10.00 per share for an aggregate redemption price of approximately $302,000.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan which allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the Offering. For the years ended December 31, 2010 and 2009, $282,000 and $1,000 in distributions were reinvested and 29,065 and 715 shares of common stock were issued under the distribution reinvestment plan.

Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Until the Company generates sufficient cash flow from operations to fully fund the payment of distributions, some or all of the Company’s distributions will be paid from other sources, including proceeds from the Offering. The amount and timing of cash distributions is determined by the board of directors of the Company and depends on the amount of funds available for distribution, current and projected cash requirements, tax considerations, any limitations imposed by the terms of indebtedness the Company may incur and other factors. As a result, the Company’s distribution rate and payment frequency may vary from time to time. Because the Company may receive income from interest or rents at various times during its fiscal year, distributions may not reflect income earned in that particular distribution period but may be made in anticipation of cash flow which the Company expects to receive during a later quarter and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. Due to these timing differences, the Company may be required to borrow money, use proceeds from the issuance of securities or sell assets in order to make distributions.

On August 13, 2009, the board of directors of the Company approved a monthly cash distribution of $0.05625 per common share, which represented an annualized distribution of $0.675 per share. The commencement of the distribution was subject to the Company having achieved minimum offering proceeds of $2,000,000, the sale of a sufficient number of shares in the Offering to finance an asset acquisition and the identification and completion of an asset acquisition. On November 12, 2009, the Company achieved the minimum offering amount $2,000,000, and on November 19, 2009 the Company completed its first asset acquisition, thus satisfying all of the conditions for the commencement of the monthly distribution.

On May 11, 2010, the board of directors of the Company authorized an increase to the Company’s previously declared monthly cash distribution from $0.05625 to $0.05833 per share of the Company’s common stock, contingent upon the closing of the acquisition of the Waianae Property. The new monthly distribution amount represents an annualized distribution of $0.70 per share of the Company’s common stock and commenced in the calendar month following the closing of the Company’s acquisition of the Waianae Property. The Company closed on the Waianae Property on June 4, 2010, as such the new monthly distribution rate began to accrue effective July 1, 2010.

The following table sets forth the distributions declared and the amounts paid in cash and pursuant to the distribution reinvestment plan for the years ended December 31, 2010 and 2009:

	2010
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Total Distributions Declared	$119,000	$200,000	$325,000	$395,000	$1,039,000
Total Per Share Distribution	$0.05625	$0.05625	$0.05833	$0.05833	$0.05729
Annualized Rate Based on
Purchase Price of $10.00 Per Share	6.75%	6.75%	7.0%	7.0%	6.92%

Distribution Payments
Distributions paid with cash (1)	$72,000	$117,000	$199,000	$257,000	$645,000
Distributions reinvested (2)	$18,000	$50,000	$86,000	$122,000	$276,000

				2009
				4th Quarter(3)	Total
Total Distributions Declared				$31,000	$31,000
Total Per Share Distribution				$0.05625	$0.05625
Annualized Rate Based on
Purchase Price of $10.00 Per Share				6.75%	6.75%

Distribution Payments
Distributions paid with cash (1)				$6,000	$6,000
Distributions reinvested (2)				$7,000	$7,000

(1)	Cash distributions were paid on approximately the 15th day of the month following the month declared, as adjusted for weekends and holidays.
(2)	Shares issued pursuant to the distribution reinvestment plan were issued on the first day of the month following the month in which they are declared.
(3)	Distributions commenced in November 2009.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The tax composition of our distributions declared for the years ended December 31, 2010 and 2009 was as follows:

	2010	2009
Ordinary Income	—%	—%
Return of Capital	100%	100%

Total	100%	100%

On December 31, 2010, the board of directors of the Company declared a monthly distribution in the aggregate amount of $136,000, of which $136,000 was accrued as of December 31, 2010 and $91,000 was paid in cash on January 14, 2011 and $45,000 was paid through the dividend reinvestment plan in the form of additional shares issued on January 1, 2011. For the years ended December 31, 2010 and 2009, cash amounts distributed to stockholders were funded from proceeds from the Offering.

7.	Notes Payable

During the years ended December 31, 2010 and 2009, the Company incurred $2,009,000 and $119,000 of interest expense, of which $136,000 and $97,000 was payable at December 31, 2010 and 2009. The following table sets forth information relating to the material borrowings with respect to our properties and our revolving line of credit with KeyBank as of December 31, 2010.

	Maturity Date						Total	Fair Value(3)
	2011	2012	2013	2014	2015	Thereafter

Notes payable

Fixed rate	$535,000	$563,000	$599,000	$635,000	$20,322,000	$3,452,000	$26,106,000	$25,871,000
Weighted-average interest rate (1)	5.66%	5.66%	5.66%	5.66%	5.89%	6.25%	6.11%
Revolving Line of Credit
Variable rate	$1,327,000	$—	$11,966,000 (2)	$—	$—	$—	$13,293,000	$13,293,000
Weighted-average interest rate (1)	5.54%	—	5.50%	—	—	—	5.50%

Total	$1,862,000	$563,000	$12,565,000	$635,000	$20,322,000	$3,452,000	$39,399,000	$39,164,000

(1)	The weighted-average annual effective interest rate represents the effective interest rate at December 31, 2010, using the interest method, that the Company uses to recognize interest expense on its outstanding debt.
(2)	Tranche A of our revolving line of credit with KeyBank has an initial maturity date of December 17, 2013 with an available one-year extension upon satisfying the following requirements; a) the Company provides lender written notice of intent to extend 60-90 days prior to original maturity date, b) no event of default has occurred and c) the Company pays an extension fee five days prior to original maturity date.
(3)	Represents total notes payable, net of unamortized discount of $308,000 and unamortized premium of $73,000.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

During the years ended December 31, 2010 and 2009, the Company entered into the following financings:

KeyBank Revolving Credit Facility

On November 12, 2009, we, through our operating partnership entered into a revolving credit agreement, (the “2009 Credit Agreement”), with KeyBank National Association, (“KeyBank”), as administrative agent for itself and the other lenders named in the 2009 Credit Agreement, to establish a revolving credit facility with a maximum aggregate borrowing capacity of up to $15,000,000. The proceeds of the revolving credit facility was available for use by the OP for investments in properties and real estate-related assets, improvement of properties, costs involved in the ordinary course of the OP business and for other general working capital purposes; provided, however, that prior to any funds being advanced to the OP under the revolving credit facility, KeyBank had the authority to review and approve, in its sole discretion, the investments which the OP proposed to make with such funds, and the OP was required to satisfy certain enumerated conditions set forth in the 2009 Credit Agreement, including, but not limited to, limitations on outstanding indebtedness with respect to a proposed property acquisition, a ratio of net operating income to debt service on the prospective property of at least 1.35 to 1.00 and a requirement that the prospective property be 100% owned, directly or indirectly, by the OP. On December 17, 2010, the KeyBank revolving credit facility was repaid in full with proceeds received from the 2010 Credit Facility from Keybank discussed below.

New Credit Facility

On December 17, 2010, we entered into a new revolving credit agreement with KeyBank, (the “2010 Credit Agreement”) to establish a revolving credit facility (the “2010 Credit Facility”) with an initial maximum aggregate commitment of $35,000,000. The 2010 Credit Facility consists of an A tranche (“Tranche A”), with an initial aggregate commitment of $25 million and a B tranche, (“Tranche B”), with an initial aggregate commitment of $10 million. On February 15, 2011, the aggregate commitment of Tranche A increased to $30 million. On June 30, 2011, or such earlier date as requested by the Company, (the “Tranche B Maturity Date”), the aggregate commitment of Tranche A will increase to $35 million and the aggregate commitment of Tranche B will reduce to zero and terminate. From the Tranche B Maturity Date through a date that is 18 months following the earlier to occur of May 15, 2011 or the Tranche B Maturity Date and the repayment of all Tranche B borrowings, the Company will have the right, subject to certain conditions, to request that the amount available under the 2010 Credit Facility (the “Facility Amount”) be increased, in minimum increments of $5 million, by up to $115 million in the aggregate, for a maximum Facility Amount of up to $150 million, (the “Maximum Commitment”). The Company may reduce the Facility Amount at any time, subject to certain conditions, in minimum increments of $5 million, provided that in no event may the Facility Amount, be less than $20 million, unless the commitments are reduced to zero and terminated. If the Company exercises its option to make any such reduction in the Facility Amount, the Company will no longer have the option to increase the Facility Amount up to the Maximum Commitment as described above. The proceeds of the 2010 Credit Facility may be used by the Company for acquisitions, acquisition fees and expenses, development and enhancement of real property, debt refinancing, capital and tenant improvements and working capital, subject to the 2010 Credit Agreement’s covenants regarding use of loan proceeds and the requirement that, as a condition to any borrowing, KeyBank must approve the acquisition of real property or other investment to be made with the proceeds of the borrowing.

Borrowings determined by reference to the Alternative Base Rate (as defined in the 2010 Credit Agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum in the case of a Tranche A borrowing and 3.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBO Rate (as defined in the 2010 Credit Agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum in the case of a Tranche A borrowing and 4.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. The Tranche A maturity date is December 17, 2013. The Company has a one year extension available to it subject to certain conditions as set forth in the credit agreement. The Tranche B maturity date is June 30, 2011.

Borrowings under the 2010 credit agreement are secured by guarantees, granted by Thompson National Properties, LLC, the Company’s sponsor, AWT Family Limited Partnership, and Anthony W. Thompson (the “Tranche B Guarantors”) on a joint and several basis, of the prompt and full payment of all of the obligations, terms and conditions to be paid, performed or observed with respect to any Tranche B borrowings, a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in Offering), escrow and security deposit accounts and all cash management services of the Company, the OP and borrower under the 2010 Credit Agreement; and a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to the Moreno Property and San Jacinto Property.

In connection with our entry into the 2010 Credit Agreement the Company existing indebtedness under the 2009 credit agreement secured by the Moreno Property and San Jacinto Property, was repaid in full with a Tranche A and Tranche B borrowing in the amount of approximately $11,966,000 and $1,826,000, respectively, and all liens securing such indebtedness were terminated. Additionally, the guaranty executed by Anthony W. Thompson in connection with the indebtedness secured by the Moreno Property was terminated.

As of December 31, 2010, the outstanding balance under the 2010 credit agreement was $13.3 million and $21.7 million was available, subject to KeyBank’s review and approval. The 2010 credit agreement and certain notes payable contain customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage. The Company obtained a waiver from KeyBank for the period ended December 31, 2010, due to the variable rate debt covenant requirement that our variable rate debt would not exceed 15% of our total debt outstanding. The Company plans to acquire an interest rate cap to allow us to meet the covenant requirement. Subject to the waiver received from KeyBank on the variable rate debt covenant, The Company believes it was in compliance with the financial covenants of the credit facility as of December 31, 2010.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Moreno Property Loan

In connection with the acquisition of the Moreno Property, on November 19, 2009, TNP SRT Moreno Marketplace, LLC (“TNP SRT Moreno”) borrowed $9,250,000 from KeyBank pursuant to a promissory note, (the “Moreno Property Note”), secured by the Moreno Property. On December 17, 2010, the Moreno Property Note was repaid in full with proceeds received from the 2010 Credit Facility discussed above. As of December 31, 2010 and 2009, there was $0 and $9,240,000 outstanding on the Moreno Property loan.

Convertible Note

In connection with the acquisition of the Moreno Property on November 19, 2009, TNP SRT Moreno borrowed $1,250,000 from Moreno Retail Partners, LLC (“MRP”), pursuant to a subordinated convertible promissory note, (the “Convertible Note”). The entire outstanding principal balance of the Convertible Note, plus any accrued and unpaid interest, is due and payable in full on November 18, 2015. Interest on the outstanding principal balance of the Convertible Note accrues at a rate of 8% per annum, payable quarterly in arrears. TNP SRT Moreno may, at any time and from time to time, prepay all or any portion of the then outstanding principal balance of the Convertible Note without premium or penalty. The Convertible Note provides for customary events of default, including, without limitation, payment defaults and insolvency and bankruptcy related defaults. Upon an uncured event of default, MRP may declare all amounts due under the convertible note immediately due and payable in full.

During 2010, neither TNP SRT Moreno nor MRP elected to convert the unpaid principal balance due on the Convertible Note into a capital contribution by MRP to TNP SRT Moreno. Because the Convertible Note was not converted, TNP SRT Moreno paid Advisor an additional acquisition fee of $110,000, which is included in acquisition expense for the year ended December 31, 2010. As of December 31, 2010 and 2009, there was $1,250,000 outstanding on the Convertible Note.

Assumption of Waianae Loan

In connection with the acquisition of the Waianae Property, TNP SRT Waianae Mall, LLC (“TNP SRT Waianae”), the seller of the Waianae Property (“Seller”) and Bank of America N.A., successor by merger to LaSalle Bank National Association, as trustee for Morgan Stanley Capital I Inc., Commercial Pass-Through Certificates, Series 2006-IQ11 (“Lender”) entered into a Note and Mortgage Assumption Agreement, (the “Waianae Assumption Agreement”). The Waianae Assumption Agreement provided for TNP SRT Waianae’s assumption of all of the Seller’s indebtedness and obligations under the loan agreement, dated September 19, 2005, by and between the Seller and Lender (as amended by the Waianae Assumption Agreement, the “Loan Agreement”) and the other loan documents related to the existing indebtedness on the Waianae Property (the “Waianae Loan”), (collectively, as amended, the “Loan Documents”). Pursuant to the Waianae Assumption Agreement, on the closing date, TNP SRT Waianae paid the Lender an assumption fee of $104,000, or 0.5% of the outstanding principal balance of the Waianae Loan, and a modification fee of $31,000, or 0.15% of the outstanding principal balance of the Waianae Loan. The Waianae Assumption Agreement also provides for a release by each of Seller and TNP SRT Waianae and their respective successors and assigns (collectively, the “Borrower Parties”) of Lender and its affiliates, officers, directors, employees and representatives from any debts, claims or causes of action of any kind which any Borrower Party has, including, without limitation, matters relating to the Waianae Loan or the Waianae Property.

The original principal amount of the Waianae Loan was $22,200,000 and the outstanding principal balance of the Waianae Loan as of the closing date was approximately $20,741,000. The entire unpaid principal balance of the Waianae Loan and all accrued and unpaid interest thereon is due and payable in full on October 5, 2015, (the “Maturity Date”). Pursuant to the Loan Agreement, TNP SRT Waianae makes monthly debt service payments on the Waianae Loan in an amount equal to $125,000, which amount is calculated based upon an interest rate equal to 5.3922% per annum (the “Interest Rate”) and a 360-month amortization schedule. After the occurrence of and during the continuance of any event of default under the Loan Documents, the unpaid principal balance of the Waianae Loan and all accrued and unpaid interest thereon will bear interest at a rate per annum equal to the lesser of (i) the maximum rate permitted by applicable law and (ii) the Interest Rate plus 5.0%, compounded monthly. As of December 31, 2010, there was $20,531,000 outstanding on the Waianae Loan.

Assumption of Northgate Loan

In connection with the acquisition of the Northgate Property, TNP SRT Northgate Plaza Tucson, LLC (TNP SRT Northgate), the seller of the Northgate Property (the “Northgate Seller”), and Thrivent Financial for Lutherans (“the Northgate Lender”) entered into an Assumption And Second Modification Agreement (the “Northgate Assumption Agreement”). The Northgate Assumption Agreement provides for TNP SRT Northgate’s assumption of all of the Seller’s indebtedness and obligations under the amended and restated promissory note, dated June 22, 2004, by and between the Northgate Seller and Northgate Lender and the other existing indebtedness on the Northgate Property, (the “Northgate Loan”) (collectively, as amended, the “Northgate Loan Documents”). Pursuant to the Northgate Assumption Agreement, on the closing date, TNP SRT Northgate paid the Northgate Lender an assumption fee of approximately $44,000, or 1.0% of the outstanding principal balance of the Northgate Loan. The Northgate Assumption Agreement provides for a release of the Seller and Daniel Kivel and Alvin Kivel, the original guarantors of the Seller’s obligations under the Northgate Loan, (the “Original Guarantors”), from any liability to the Northgate Lender of any kind under the Northgate Loan Documents with respect to matters which occur subsequent to the closing date of the acquisition of the Northgate Property. The Northgate Assumption Agreement also provides that TNP SRT Northgate will indemnify, defend and hold harmless the Northgate Seller, the Original Guarantors and the Northgate Lender from any and all claims, liabilities, losses or expenses incurred by the Seller, the Original Guarantors or the Northgate Lender arising out of events occurring on or after the Closing Date relating to the Northgate Loan Documents or the Northgate Property.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The original principal amount of the Northgate Loan was $5,300,000 and the outstanding principal balance of the Northgate Loan as of the closing date was approximately $4,398,000. The entire unpaid principal balance of the Northgate Loan and all accrued and unpaid interest thereon is due and payable in full on July 15, 2027. Pursuant to the Northgate Loan Documents, TNP SRT Northgate makes monthly payments of interest and principal on the Northgate Loan in an amount equal to approximately $35,000, which amount is calculated based upon an interest rate equal to 6.25% per annum and a 360-month amortization schedule. As of December 31, 2010, there was $4,325,000 outstanding on the Northgate Loan.

San Jacinto Loan

TNP SRT San Jacinto, LLC (“TNP SRT San Jacinto”) financed the payment of the purchase price for the San Jacinto Property with the proceeds of a loan under the 2009 Credit Agreement, evidenced by a revolving credit note, in the aggregate principal amount of $6,600,000, (the “San Jacinto Loan”). On December 17, 2010, the San Jacinto Loan was repaid with proceeds received from the 2010 Credit Facility. As of December 31, 2010, there was $4,063,000 outstanding on Tranche A and Tranche B of the 2010 Credit Facility allocated to the San Jacinto Property.

8.	Earnings Per Share

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

The following table sets forth the computation of the Company’s basic and diluted (loss) earnings per share:

	For the years ended December 31,
	2010	2009

Numerator for basic and diluted (loss) earnings per share calculations:

Net loss	$(4,392,000)	$(1,200,000)
Less: Net loss attributable to noncontrolling interest	5,000	—

Net loss attributable to common stockholders	(4,387,000)	(1,200,000)
Less: Allocation to participating securities	(5,000)	(1,000)

Net loss attributable to common stockholders	$(4,392,000)	$(1,201,000)

Denominator for basic and diluted (loss) earnings per share calculations:
Weighted average shares outstanding — basic	1,483,179	71,478
Effect of dilutive shares:
Non-vested shares	—	—

Weighted average shares outstanding — diluted	1,483,179	71,478

Amounts attributable to common stockholders per share — basic and diluted:

Net loss	$(2.96)	$(17.14)

Unvested shares from share–based compensation that were anti-dilutive	7,233	1,342

9.	Related Party Arrangements

Advisor and certain affiliates of Advisor receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the Company’s real estate investments.

TNP Securities, LLC (“Dealer Manager”), the dealer manager of the Offering and an affiliate of Sponsor, receives a commission of up to 7.0% of gross offering proceeds. Dealer Manager may reallow all or a portion of such sales commissions earned to participating

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

broker-dealers. In addition, the Company pays Dealer Manager a dealer manager fee of up to 3.0% of gross offering proceeds, a portion of which may be reallowed to participating broker-dealers. No selling commissions or dealer manager fee are paid for sales under the Company’s distribution reinvestment plan. For the years ended December 31, 2010 and 2009, the Company incurred sales commissions and dealer manager fees of $2,068,000 and $376,000 to our Dealer Manager and $0 and $44,000 of sales commissions and dealer manager fees were included in amounts due to affiliates.

Advisor will receive up to 3.0% of the gross offering proceeds for reimbursement of actual organization and offering expenses. Advisor will be responsible for the payment of organization and offering expenses, other than selling commissions and dealer manager fees, and to the extent they exceed 3.0% of gross offering proceeds, without recourse against or reimbursement by the Company. As of December 31, 2010, the Company had incurred $2,068,000 in selling commissions and dealer manager fees to the Dealer Manager, $2,265,000 in organization and offering costs (of which $555,000 are offering expenses that are recorded as a reduction to equity, $116,000 are organizational expenses that are recorded in general administrative expense, and $1,571,000 are recorded as deferred organization and offering costs and in accounts payable due to affiliates as the amount of organization and offering costs had exceeded 3% of gross offering proceeds), $1,353,000 in acquisition expenses and $204,000 in asset management fees.

As of December 31, 2009, the Company had incurred $420,000 in selling commissions and dealer manager fees to the Dealer Manager, $1,579,000 in organization and offering costs (of which $122,000 are offering expenses that are recorded as a reduction to equity, $32,000 are organizational expenses that are recorded in general administrative expense, and $1,425,000 are recorded as deferred organization and offering costs and in accounts payable due to affiliates as the amount of organization and offering costs had exceeded 3% of gross offering proceeds), $408,000 in acquisition expenses and $9,000 in asset management fees.

Advisor, or its affiliates, will also receive an acquisition fee equal to 2.5% of (1) the cost of investments the Company acquires or (2) the Company’s allocable cost of investments acquired in a joint venture. For the years ended December 31, 2010 and 2009, the Company incurred acquisition fees of $1,021,000 and $202,000 to Advisor and there were no acquisition fees included in amounts due to affiliates.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company pays TNP Property Manager, LLC (“TNP Manager”), its property manager and an affiliate of Advisor, a market-based property management fee of up to 5.0% of the gross revenues generated by the properties in connection with the operation and management of properties. TNP Manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers. For the years ended December 31, 2010 and 2009, property management fees incurred were $204,000 and $5,000 to TNP Manager and $16,000 and $5,000 were included in amounts due to affiliates.

The Company will pay Advisor a monthly asset management fee of one-twelfth of 0.6% on all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates also will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. For the years ended December 31, 2010 and 2009, asset management fees incurred were $204,000 and $9,000 to Advisor and $213,000 and $9,000 were included in amounts due to affiliates.

The Company reimburses Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of the Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives a separate fee or an officer of Advisor. For the years ended December 31, 2010 and 2009, administrative services incurred were $177,000 and $36,000 to Advisor and $23,000 and $0 were included in amounts due to affiliates.

Our Chief Executive Officer, Anthony W. Thompson, who controls our Sponsor, beneficially owns $1,200,000 in shares of our common stock.

For the years ended December 31, 2010 and 2009, Advisor incurred $0 and $388,000 in costs on behalf of the Company prior to achieving the minimum offering amount and $0 and $40,000 were included in amounts due to affiliates.

The Company will reimburse Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guidelines”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the year ended December 31, 2009, the Company we could not yet evaluate whether our operating expenses had exceeded the 2%/25% guidelines because it had only been conducting our operations since November 2009. For the year ended December 31, 2010, the Company’s total operating expenses exceeded the 2%/25% Guideline.

For the year ended December 31, 2010, the Company’s total operating expenses exceeded the 2%/25% guideline by $589,000. On February 25, 2011, the independent directors unanimously determined the excess amount of operating expenses for the fiscal year ended December 31, 2010 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in our acquisition and development stage, (3) certain of the Company’s properties are not yet stabilized, and (4) the Company is continuing to raise capital in the Offering, but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are disproportionate to the Company’s average invested assets and net income and such expenses will benefit the Company and its stockholders in future periods. The independent directors further resolved, however, that Advisor will be required to repay the Company any portion of such excess amount to the extent that, as of the termination of the advisory agreement, the Company’s aggregate operating expenses as of such date exceed the 2%/25% guideline for all prior periods.

If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates also will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold.

The Company will pay Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate-related loans. There were no loan origination fees earned by Advisor for the years ended December 31, 2010 and 2009.

As part of the Waianae Property acquisition, Mr. Thompson guaranteed the assumed Waianae Loan discussed in Note 7. For consideration of such service, the Company paid Mr. Thompson an initial guaranty fee of $25,000 and will pay an annual guaranty fee equal to 0.25% multiplied by 10.0% of the weighted average amount of borrowings outstanding under the Waianae Loan during each period of twelve consecutive months beginning on June 4, 2010, or such shorter period if the Waianae Loan is paid in full prior to the end of such twelve months. As of December 31, 2010 and December 31, 2009, $1,000 and $0, respectively, were recorded in amounts due to related parties.

As part of the Moreno Property acquisition, Mr. Thompson guaranteed the Moreno Property Note discussed in Note 7. For consideration of such service, the Company paid Mr. Thompson an initial guaranty fee of $25,000 and will pay an annual guaranty fee equal to 0.25% multiplied by 36.26% of the weighted average amount of borrowings outstanding under the Moreno Property Note during each period of twelve consecutive months beginning on November 19, 2009, or such shorter period if the Moreno Property Note is paid in full prior to the end of such twelve months. As of December 31, 2010 and December 31, 2009, $3,000 and $0, respectively, were recorded in amounts due to related parties.

As part of the 2009 and 2010 Credit Agreements, the Sponsor guaranteed each of the 2009 and 2010 Credit Agreements discussed in Note 7. For consideration of such service, the Company paid the Sponsor an initial guaranty fee of $25,000 in each case and has paid and will pay an annual guaranty fee equal to 0.25% multiplied by the weighted average amount of borrowings outstanding during the term of the respective Credit Agreements. As of December 31, 2010 and 2009, $7,000 and $0, respectively, were recorded in amounts due to related parties.

10.	Incentive Award Plan

The Company adopted an incentive plan (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates on July 7, 2009. The Incentive Award Plan authorized the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. The Company has reserved 2,000,000 shares of common stock for stock grants pursuant to the Incentive Award Plan. The Company granted each of its current independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of the $2,000,000 minimum offering amount on November 12, 2009. Each new independent director that subsequently joins the board of directors will receive an initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the Company’s annual stockholders meetings at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock. On July 22, 2010 we issued 2,500 shares of restricted stock to each of our three independent directors in connection with each director’s reelection to the board of directors at our 2010 Annual Meeting of Stockholders. The restricted stock will vest and become non-forfeitable as to one-third of the shares on the grant date and as to one-third of the shares on each of the first two anniversaries of the grant date. The restricted stock will become fully vested and non-forfeitable in the event of an independent directors’ termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2010 and 2009, the Company recognized compensation expense of $78,000 and $50,000, respectively, related to the restricted common stock grants, which is included in general and administrative in the accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2010 and 2009, there was $75,000 and $85,000, of total unrecognized compensation expense related to nonvested shares of restricted common stock. As of December 31, 2010 and 2009, this expense is expected to be realized over a remaining period of 1.56 and 1.87 years.

As of December 31, 2010 and 2009, the fair value of the nonvested shares of restricted common stock was $90,000 and $90,000. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2010 and 2009, and the changes for the year ended December 31, 2010 and 2009, is presented below:

	Restricted Common Stock	Weighted Average Grant Date Fair Value

Balance — December 31, 2008	$—	$—
Granted	15,000	9.00
Vested	(5,000)	9.00

Balance — December 31, 2009	10,000	9.00
Granted	7,500	9.00
Vested	(7,500)	9.00

Balance — December 31, 2010	$10,000	$9.00

11.	Subordinated Participation Interest

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

12.	Tax Treatment of Distributions

The Company’s distributions in excess of its taxable income, including distributions reinvested, have resulted in a return of capital to the Company’s stockholders for federal income tax purposes. The tax treatment for distributions reportable for the years ended December 31, 2010 and 2009 was 100% return of capital.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

13.	Selected Quarterly Financial Data (Unaudited)

Set forth below is the unaudited selected quarterly financial data. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the unaudited selected quarterly financial data when read in conjunction with the Company’s consolidated financial statements.

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010

Revenues	$2,076,000	$1,831,000	$618,000	$298,000
Expenses	2,411,000	2,506,000	1,637,000	656,000

Loss before other expense	335,000	675,000	1,019,000	358,000
Other expense, net	727,000	711,000	348,000	219,000

Net loss	$1,062,000	$1,386,000	$1,367,000	$577,000
Net loss attributable to noncontrolling interest	—	1,000	1,000	3,000

Net loss attributable to stockholders	$1,062,000	$1,385,000	$1,366,000	$574,000
Loss per share	$0.48	$0.76	$1.18	$0.81
Weighted average number of shares outstanding	2,240,158	1,837,011	1,159,403	709,573

	Quarters Ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
Revenues	$145,000	$—	$—	$—
Expenses	1,139,000	89,000	—	—

Loss before other expense	994,000	89,000	—	—
Other expense, net	117,000	—	—	—

Net loss	$1,111,000	$89,000	$—	$—
Loss per share	$5.24	$4.01	$—	$—
Weighted average number of shares outstanding	217,640	22,222	22,222	22,222

14.	Fair Value of Financial Instruments

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company believes that the carrying values reflected on its consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, and all liabilities, due to their short-term nature, except for our notes payable, which are disclosed below:

At December 31, 2010	Total Value (1)	Fair Value (2)
Notes Payable	$39,399,000	$39,164,000

At December 31, 2009	Total Value (1)	Fair Value (2)
Notes Payable	$10,490,000	$10,490,000

(1)	The total value of the Company’s notes payable represents outstanding principal as of December 31, 2010 and 2009.
(2)	The fair value of the Company’s notes payable represents outstanding principal as of December 31, 2010 and 2009, net of unamortized discount and premium.

15.	Subsequent Events

Status of Offering

The Company commenced the Offering of up to $1,100,000,000 in shares of its common stock on August 7, 2009. As of March 25, 2011, the Company had accepted investors’ subscriptions for, and issued, 2,732,589 shares of the Company’s common stock, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $26,973,000.

Distributions Declared

On December 31, 2010, the Company’s board of directors declared a monthly distribution in the aggregate of $136,000, of which $91,000 was paid in cash on January 14, 2011 and $45,000 was paid through the Company’s distribution reinvestment plan in the form of additional shares issued on January 1, 2011. On January 31, 2011, the Company’s board of directors declared a monthly distribution in the aggregate of $141,000, of which $94,000 was paid in cash on February 13, 2011 and $47,000 was paid through the Company’s distribution reinvestment plan in the form of additional shares issued on February 1, 2011. On February 28, 2011, the Company’s board of directors declared a monthly distribution in the aggregate of $146,000, of which $97,000 was paid in cash on March 14, 2011 and $49,000 was paid through the Company’s distribution reinvestment plan in the form of additional shares issued on March 1, 2011.

2011 Property Acquisition

On March 30, 2011, the Company acquired through a wholly owned subsidiary of the OP Craig Promenade, a necessity retail center in North Las Vegas, Nevada. Craig Promenade is comprised of 109,250 square feet which includes 91,750 rentable square feet and two land parcels consisting of 17,500 buildable square feet that can be sold, ground leased or developed. Craig Promenade was constructed in 2005, is 77.5% leased and anchored by Big Lots, a national retailer. Other nationally recognized tenants include Carl’s Jr., Popeyes Louisiana Kitchen and MetroPCS Communications, Inc. The Company purchased the Craig Promenade for an aggregate purchase price of $12,800,000. The Company financed the purchase price of the Craig Promenade with (1) proceeds from our initial public offering and (2) approximately $8,750,000 of indebtedness under the 2010 Credit Facility.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Approval of Certain Total Operating Expenses

For the year ended December 31, 2010, the Company’s total operating expenses exceeded the 2%/25% limitation by $589,000. On February 25, 2011, the Company’s independent directors unanimously determined the excess amount of operating expenses for the fiscal year ended December 31, 2010 to be justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) certain of the Company’s properties are not yet stabilized, and (4) the Company is continuing to raise capital in the Offering but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are disproportionate to the Company’s average invested assets and net income and such expenses will benefit the Company and its stockholders in future periods. The independent directors further resolved, however, that Advisor would be required to repay us any portion of such excess amount to the extent that, as of the termination of the advisory agreement, the Company’s aggregate operating expenses as of such date exceed the 2%/25% limitation for all prior periods.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

As previously reported, on January 23, 2011, Christopher S. Cameron notified the Company of his resignation as the Chief Financial Officer, Treasurer and Secretary of the Company, effective April 1, 2011. On February 25, 2011, in connection with the Company’s appointment of his successor (as discussed below), Mr. Cameron notified the Company that his resignation as the Chief Financial Officer, Treasurer and Secretary of the Company will take effect on March 14, 2011 (the “Effective Date”), as opposed to April 1, 2011 as previously reported. Mr. Cameron’s resignation as Chief Financial Officer, Treasurer and Secretary of the Advisor will also take effect on the Effective Date.

On February 25, 2011, the Company appointed James R. Wolford to serve as the Chief Financial Officer, Treasurer and Secretary of the Company and Advisor, effective as of the Effective Date.

On March 24, 2011, Arthur M. Friedman notified the Company of his resignation as a director of the Company and as Chairman of the Audit Committee of the Company, effective April 1, 2011. Mr. Friedman’s decision to resign was not due to any disagreement with the Company relating to the Company’s operations, policies or practices.

TNP Strategic Retail Trust, Inc. and Subsidiaries

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED

DEPRECIATION

December 31, 2010

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land	Building, Improvements and Fixtures	Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and Fixtures	Total	Accumulated Depreciation	Acquisition Date

Moreno Marketplace	$10,480,000	$3,080,000	$6,780,000	$12,000	$3,080,000	$6,792,000	$9,872,000	$295,000	11/19/2009

Waianae Mall	$20,223,000	$10,586,000	$13,400,000	$1,000	$10,586,000	$13,401,000	$23,987,000	$584,000	6/4/2010

Northgate Plaza	$4,398,000	$3,799,000	$3,302,000	$130,000	$3,799,000	$3,432,000	$7,231,000	$118,000	7/6/2010

San Jacinto	$4,063,000	$2,979,000	$2,773,000	$—	$2,979,000	$2,773,000	$5,752,000	$48,000	8/11/2010

Total	$39,164,000	$20,444,000	$26,255,000	$143,000	$20,444,000	$26,398,000	$46,842,000	$1,045,000

	December 31, 2010	December 31, 2009	December 31, 2008
Real estate:
Balance at the beginning of the year	$9,860,000	$—	$—
Acquisitions	36,838,000	9,860,000	—
Improvements	144,000	—	—

Balance at the end of the year	$46,842,000	$9,860,000	$—

Accumulated depreciation:
Balance at the beginning of the year	$28,000	$—	$—
Depreciation expense	1,017,000	28,000	—

Balance at the end of the year	$1,045,000	$28,000	$—

See accompanying report of independent registered public accounting firm.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TNP STRATEGIC RETAIL TRUST, INC.

By:	/s/ ANTHONY W. THOMPSON
Anthony W. Thompson
Chairman of the Board and Chief Executive Officer

Date: March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ ANTHONY W. THOMPSON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 31, 2011
Anthony W. Thompson

/s/ JACK R. MAURER	Vice Chairman of the Board and President	March 31, 2011
Jack R. Maurer

/s/ JAMES R. WOLFORD	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	March 31, 2011
James R. Wolford

/s/ ARTHUR M. FRIEDMAN	Director	March 31, 2011
Arthur M. Friedman

/s/ JEFFREY S. ROGERS	Director	March 29, 2011
Jeffrey S. Rogers

/s/ ROBERT N. RUTH	Director	March 29, 2011
Robert N. Ruth

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2009 (and are numbered in accordance with Item 601 of Regulation S-K).

3 .1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed July 10, 2009, Commission File No. 333-154975 (“Pre-Effective Amendment No. 5”))

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed November 4, 2008, Commission File No. 333-154975)

4.1	Form of Subscription Agreement (incorporated by reference to Appendix C to the prospectus dated April 13, 2010 (Commission File No. 333-154975))

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix D to the prospectus dated April 13, 2010 (Commission File No. 333-154975))

10.1	Escrow Agreement, dated July 9, 2009, by and among TNP Strategic Retail Trust, Inc., TNP Securities, LLC, and CommerceWest Bank, N.A. (incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed July 10, 2009, Commission File No. 333-154975 (“Pre-Effective Amendment No. 5”))

10.2	Amended and Restated Advisory Agreement, dated August 7, 2010, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11, filed September 2, 2010, Commission File No. 333-154975 (“Post-Effective Amendment No. 4”))

10.3	Limited Partnership Agreement of TNP Strategic Retail Operating Partnership, LP, dated December 31, 2008, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Advisor, LLC and TNP Strategic Retail OP Holdings, LLC (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed May 11, 2009, Commission File No. 333-154975)

10.4	TNP Strategic Retail Trust, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 5)

10.5	TNP Strategic Retail Trust, Inc. Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 5)

10.6	Purchase and Sale Agreement Regarding Moreno Marketplace Shopping Center, dated September 22, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on November 24, 2009 (the “November 24 Form 8-K”))

10.7	Assignment of Purchase and Sale Agreement, dated October 21, 2009 (incorporated by reference to Exhibit 10.2 to the November 24 Form 8-K)

10.8	Assignment of Purchase and Sale Agreement, dated November 19, 2009 (incorporated by reference to Exhibit 10.3 to the November 24 Form 8-K)

10.9	Subordinated Convertible Promissory Note of TNP SRT Moreno Marketplace, LLC, dated November 18, 2009, in favor of Moreno Retail Partners, LLC (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11, filed February 19, 2010, Commission File No. 333-154975 (“Post-Effective Amendment No.1”))

10.10	Form of Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 1)

10.11	Agreement for Purchase and Sale and Joint Escrow Instructions, dated July 13, 2009, by and between West Oahu Mall Associates, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.22 to the Company’s 2009 Annual Report on Form 10-K, filed on March 31, 2010 (the “2009 Form 10-K”))

10.12	Assignment and Assumption Agreement, dated December 14, 2009, by and between TNP Acquisitions, LLC and TNP SRT Waianae Mall, LLC (incorporated by reference to Exhibit 10.23 to the 2009 Form 10-K)

10.13	First Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 22, 2009, by and among West Oahu Mall Associates, LLC, TNP Acquisitions, LLC and Title Guaranty Escrow Services, Inc. (incorporated by reference to Exhibit 10.24 to the 2009 Form 10-K)

10.14	Second Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 13, 2009, by and among West Oahu Mall Associates, LLC, TNP Acquisitions, LLC and Title Guaranty Escrow Services, Inc. (incorporated by reference to Exhibit 10.25 to the 2009 Form 10-K)

10.15	Third Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 31, 2009, by and among West Oahu Mall Associates, LLC, TNP Acquisitions, LLC and Title Guaranty Escrow Services, Inc. (incorporated by reference to Exhibit 10.26 to the 2009 Form 10-K)

10.16	Tenth Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated March 15, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc. (incorporated by reference to Exhibit 10.27 to the 2009 Form 10-K)

10.17	Twelfth Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated April 27, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc. (incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11, filed June 3, 2010 (Commission File No. 333-154975))

10.18	Thirteenth Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated June 2, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the period ended June 30, 2010, filed August 16, 2010 (the “June 30 Form 10-Q”))

10.19	Property and Asset Management Agreement, dated June 4, 2010, by and between TNP SRT Waianae Mall, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.4 to the June 30 Form 10-Q)

10.20	Loan Agreement, dated September 19, 2005, by and between West Oahu Mall Associates, LLC and IXIS Real Estate Capital, Inc. (incorporated by reference to Exhibit 10.5 to the June 30 Form 10-Q)

10.21	Note and Mortgage Assumption Agreement, dated June 4, 2010, by and among Bank of America, N.A., West Oahu Mall Associates, LLC and TNP SRT Waianae Mall, LLC (incorporated by reference to Exhibit 10.6 to the June 30 Form 10-Q)

10.22	Guaranty of Recourse Obligations, dated as of September 19, 2005, by and between Joseph Daneshgar and IXIS Real Estate Capital, Inc. (incorporated by reference to Exhibit 10.7 to the June 30 Form 10-Q)

10.23	Joinder By and Agreement of New Indemnitor, dated June 4, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., TNP Property Manager, LLC and Anthony W. Thompson (incorporated by reference to Exhibit 10.8 to the June 30 Form 10-Q)

10.24	Reimbursement and Fee Agreement, dated June 9, 2010, by and between TNP Strategic Retail Trust, Inc., TNP SRT Waianae Mall, LLC and Anthony W. Thompson (incorporated by reference to Exhibit 10.10 to the June 30 Form 10-Q)

10.25	Real Estate Purchase Agreement and Escrow Instructions, dated April 6, 2010, by and between TNP Acquisitions, LLC and Crestline Investments, LLC (incorporated by reference to Exhibit 10.11 to the June 30 Form 10-Q)

10.26	First Amendment to Real Estate Purchase Agreement and Escrow Instructions, dated May 5, 2010, by and between Crestline Investments, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.12 to the June 30 Form 10-Q)

10.27	Second Amendment to Real Estate Purchase Agreement and Escrow Instruction, dated May 21, 2010, by and between Crestline Investments, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.13 to the June 30 Form 10-Q)

10.28	Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions, dated June 11, 2010, by and between TNP Acquisitions, LLC and TNP SRT Northgate Plaza Tucson, LLC (incorporated by reference to Exhibit 10.14 to the June 30 Form 10-Q)

10.29	Assumption and Second Modification Agreement, dated July 6, 2010, by and among Crestline Investments, L.L.C., TNP SRT Northgate Plaza Tucson Holdings, LLC and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 4)

10.30	Promissory Note, dated July 10, 2002, by and between Crestline Investments, L.L.C. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 4)

10.31	Guaranty, dated July 6, 2010, by and between TNP Strategic Retail Trust, Inc. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 4)

10.32	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated July 10, 2002, by and among Crestline Investments, L.L.C., Fidelity National Title Agency, Inc. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 4)

10.33	Environmental Indemnity Agreement, dated July 6, 2010, by and among TNP SRT Northgate Plaza Tucson Holdings, LLC, TNP Strategic Retail Trust, Inc. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.45 to Post-Effective Amendment No. 4)

10.34	Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 9, 2010, by and between Quality Properties Asset Management Company and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 4)

10.35	Conditional Reinstatement and First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 4, 2010, by and between Quality Properties Asset Management Company and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 4)

10.36	Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 9, 2010, by and between TNP Acquisitions, LLC and TNP SRT San Jacinto, LLC (incorporated by reference to Exhibit 10.49 to Post-Effective Amendment No. 4)

10.37	Property Management Agreement, dated August 11, 2010, by and between TNP SRT San Jacinto, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 4)

10.38	Revolving Credit Agreement, dated as of December 17, 2010, among TNP SRT Secured Holdings, LLC and the affiliated entitles named therein, KeyBank National Association and KeyBanc Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on December 21, 2010 (the “ December 21 Form 8-K”)

10.39	Revolving Credit Note, dated December 17, 2010, issued by TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC and TNP SRT San Jacinto, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.2 to the December 21 Form 8-K)

10.40	Guaranty Agreement, dated as of December 17, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC, AWT Family Limited Partnership and Anthony W. Thompson (incorporated by reference to Exhibit 10.3 to the December 21 Form 8-K)

10.41	Pledge and Security Agreement, dated as of December 17, 2010, by and between TNP SRT Secured Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.4 to the December 21 Form 8-K)

10.42	Pledge and Security Agreement, dated as of December 17, 2010, by and between TNP Strategic Retail Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the December 21 Form 8-K)

10.43	Pledge and Security Agreement, dated as of December 17, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP SRT Northgate Plaza Tucson Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.6 to the December 21 Form 8-K)

10.44	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 17, 2010, by and among TNP SRT San Jacinto, LLC, First American Title Insurance Company and KeyBank National Association (incorporated by reference to Exhibit 10.7 to the December 21 Form 8-K)

10.45	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 17, 2010, by and among TNP SRT Moreno Marketplace, LLC, First American Title Insurance Company and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the December 21 Form 8-K)

10.46	Environmental and Hazardous Substances Indemnity Agreement, dated as of December 17, 2010, by TNP SRT Moreno Marketplace, LLC, TNP SRT Secured Holdings, LLC, TNP Strategic Retail Operating Partnership, LP, TNP SRT San Jacinto, LLC, TNP Strategic Retail Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.9 to the December 21 Form 8-K)

10.47	Environmental and Hazardous Substances Indemnity Agreement, dated as of December 17, 2010, by TNP SRT San Jacinto, LLC, TNP SRT Secured Holdings, LLC, TNP Strategic Retail Operating Partnership, LP, TNP SRT Moreno Marketplace, LLC, TNP Strategic Retail Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.10 to the December 21 Form 8-K)

10.48	Cash Collateral Pledge and Security Agreement, dated as of December 17, 2010, by and between TNP SRT Secured Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.11 to the December 21 Form 8-K)

10.49	Subordination Agreement, dated as of December 17, 2010, by and among TNP Property Manager, LLC, TNP Strategic Retail Advisor, LLC, TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC and TNP SRT San Jacinto, LLC (incorporated by reference to Exhibit 10.12 to the December 21 Form 8-K)

10.50	Reimbursement Agreement, dated as of December 17, 2010, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC and Anthony W. Thompson (incorporated by reference to Exhibit 10.13 to the December 21 Form 8-K)

10.51	Reimbursement and Fee Agreement, dated as of December 17, 2010, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC and Thompson National Properties, LLC (incorporated by reference to Exhibit 10.14 to the December 21 Form 8-K)

10.52	Reimbursement and Fee Agreement, dated as of December 17, 2010, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC and AWT Family Limited Partnership (incorporated by reference to Exhibit 10.15 to the December 21 Form 8-K)

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002