Form 10-Q
period 2011-03-31
TNP Strategic Retail Trust, Inc.
filed 2011-05-16
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54376

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2011, there were 3,032,467 shares of the Registrant’s common stock issued and outstanding.

TNP STRATEGIC RETAIL TRUST, INC.

1

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three months ended March 31, 2011, have been prepared by TNP Strategic Retail Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 1, 2011 (the “Form 10-K”). The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1.	FINANCIAL STATEMENTS

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments in real estate
Land	$23,523,000	$20,444,000
Building and improvements	32,884,000	24,675,000
Tenant improvements	1,982,000	1,723,000

	58,389,000	46,842,000
Accumulated depreciation	(1,443,000)	(1,045,000)

Total investments in real estate, net	56,946,000	45,797,000

Cash and cash equivalents	588,000	1,486,000
Prepaid expenses and other assets	567,000	674,000
Accounts receivable, net of allowance for doubtful accounts of $178,000 and $147,000	587,000	563,000
Acquired lease intangibles, net	9,288,000	8,125,000

Deferred costs
Organization and offering	1,462,000	1,571,000
Financing fees, net	682,000	673,000

Total deferred costs, net	2,144,000	2,244,000

TOTAL	$70,120,000	$58,889,000

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$1,035,000	$760,000
Amounts due to affiliates	2,041,000	1,834,000
Other liabilities	332,000	383,000
Notes payable	47,795,000	39,164,000
Acquired below market lease intangibles, net	2,740,000	2,592,000

Total liabilities	53,943,000	44,733,000

COMMITMENTS AND CONTINGENCIES
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value per share; 400,000,000 shares authorized; 2,802,990 issued and outstanding at March 31, 2011, 2,382,317 issued and outstanding at December 31, 2010	28,000	24,000
Additional paid-in capital	24,470,000	20,792,000
Accumulated deficit	(8,317,000)	(6,657,000)

Total stockholders’ equity	16,181,000	14,159,000
Non-controlling interest	(4,000)	(3,000)
Total equity	16,177,000	14,156,000

TOTAL	$70,120,000	$58,889,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Revenue:
Rental	$1,854,000	$298,000
Expense:
Operating and maintenance	839,000	161,000
General and administrative	418,000	381,000
Depreciation and amortization	725,000	102,000
Acquisition expenses	410,000	12,000
Interest expense	680,000	221,000

	3,072,000	877,000

Loss before other income (expense)	(1,218,000)	(579,000)

Other income and expense:
Interest income	1,000	2,000

Net loss	$(1,217,000)	$(577,000)

Net loss attributable to non-controlling interests	1,000	3,000

Net loss attributable to common stockholders	$(1,216,000)	$(574,000)

Net loss per share — basic and diluted	$(0.48)	$(0.81)
Weighted average number of common shares outstanding — basic and diluted	2,518,786	709,573

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Unaudited)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- controlling Interest	Total Equity
BALANCE — December 31, 2010	2,382,317	$24,000	$20,792,000	$(6,657,000)	$14,159,000	$(3,000)	$14,156,000

Issuance of common stock	405,765	4,000	4,012,000	—	4,016,000	—	4,016,000

Offering costs	—	—	(492,000)	—	(492,000)	—	(492,000)

Deferred stock compensation	—	—	16,000	—	16,000	—	16,000

Issuance of common stock under DRIP	14,908		142,000	—	142,000	—	142,000

Distributions	—	—	—	(444,000)	(444,000)	—	(444,000)

Net loss	—	—	—	(1,216,000)	(1,216,000)	(1,000)	(1,217,000)

BALANCE — March 31, 2011	2,802,990	$28,000	$24,470,000	$(8,317,000)	$16,181,000	$(4,000)	$16,177,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,217,000)	$(577,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and note payable premium/discount	65,000	66,000
Depreciation and amortization	725,000	102,000
Amortization of above and below market leases	(63,000)	—
Allowance for doubtful accounts	45,000	—
Stock based compensation	16,000	13,000
Changes in assets and liabilities:
Prepaid expenses and other assets	108,000	(172,000)
Accounts receivables	(85,000)	(22,000)
Deferred costs	109,000
Accounts payable and accrued expenses	254,000	(22,000)
Amounts due to affiliates	174,000	(5,000)
Other liabilities	(51,000)	17,000

Net cash provided by (used in) operating activities	80,000	(619,000)

Cash flows from investing activities:
Acquired below market leases	280,000	—
Investments in real estate	(11,529,000)	—
Acquired lease intangibles	(1,560,000)	—

Net cash used in investing activities	(12,809,000)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	4,016,000	3,858,000
Distributions	(282,000)	(73,000)
Payment of offering costs	(459,000)	(444,000)
Proceeds from notes payable	9,250,000	—
Repayment of notes payable	(635,000)	(30,000)
Loan fees	(59,000)	—

Net cash provided by financing activities	11,831,000	3,311,000

Net (decrease) increase in cash and cash equivalents	(898,000)	2,692,000
Cash and cash equivalents — beginning of period	1,486,000	1,106,000

Cash and cash equivalents — end of period	$588,000	$3,798,000

Supplemental disclosure of non-cash financing activities:
Increase to tenant improvements	$17,000	$—
Deferred organization and offering costs accrued	$33,000	$9,000
Issuance of common stock under the DRIP	$142,000	$31,000
Distributions declared but not paid	$154,000	$33,000
Cash paid for interest	$573,000	$151,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

1. ORGANIZATION AND BUSINESS

TNP Strategic Retail Trust, Inc. (the “Company”) was formed on September 18, 2008 as a Maryland corporation. The Company believes it qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and has elected REIT status beginning with the taxable year ended December 31, 2009, the year in which the Company began material operations. The Company was initially capitalized by the sale of shares of common stock to Thompson National Properties, LLC (the “Sponsor”) on October 16, 2008. The Company’s fiscal year end is December 31.

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. The Company is offering shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to the DRIP at a price of $9.50 per share.

On November 12, 2009, the Company achieved the minimum offering amount of $2,000,000 and pursuant to the terms of the Offering, proceeds were released to the Company from an escrow account. From commencement of the Offering through March 31, 2011, the Company had accepted investors’ subscriptions for, and issued, 2,780,490 shares of the Company’s common stock, including 44,687 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $27,467,000.

The Company intends to use the net proceeds from the Offering to invest in a portfolio of income-producing retail properties, primarily located in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. In addition to investments in real estate directly or through joint ventures, the Company may also acquire or originate first mortgages or second mortgages, mezzanine loans or other real estate-related loans, in each case provided that the underlying real estate meets the Company’s criteria for direct investment. The Company may also invest in any other real property or other real estate-related assets that, in the opinion of the Company’s board of directors, meets the Company’s investment objectives.

As of March 31, 2011, the Company’s portfolio included five properties comprising 500,733 rentable square feet of multi-tenant retail and commercial space located in three states. As of March 31, 2011, the rentable space at these properties was 82.0% leased.

The Company’s advisor is TNP Strategic Retail Advisor, LLC, a Delaware limited liability company (“Advisor”). Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business is conducted through TNP Strategic Retail Operating Partnership, LP, the Company’s operating partnership (the “OP”). The Company is the sole general partner of the OP. The initial limited partners of the OP are Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP OP”). Advisor has invested $1,000 in the OP in exchange for common limited partnership units and TNP OP has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it will transfer substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of March 31, 2011 and December 31, 2010, the Company owned 99.96% and 99.96%, respectively, of the limited partnership interest in the OP. As of March 31, 2011 and December 31, 2009, Advisor owned 0.04% and 0.04%, respectively, of the limited partnership interest in the OP. TNP OP owned 100% of the outstanding Special Units as of March 31, 2011 and December 31, 2010.

The OP limited partnership agreement provides that the OP will be operated in a manner that will enable the Company to (1) satisfy the requirements for being classified as a REIT for tax purposes, (2) avoid any federal income or excise tax liability and (3) ensure that the OP will not be classified as a “publicly traded partnership” for purposes of Section 7704 of the Internal Revenue Code, which classification could result in the OP being taxed as a corporation, rather than as a partnership. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of the Company, the OP, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Use of Estimates

The preparation of the Company’s financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and the Company’s disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s results of operations to those of companies in similar businesses.

Cash and Cash Equivalents

Cash and cash equivalents represents current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. As of March 31, 2011, the Company did not have cash balances in excess of federally insured limits. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash.

Revenue Recognition

The Company recognizes rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts receivable in the accompanying condensed consolidated unaudited balance sheets. The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made. Reimbursements from tenants for recoverable real estate taxes and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. Lease payments that depend on a factor that does not exist or is not measurable at the inception of the lease, such as future sales volume, would be contingent rentals in their entirety and, accordingly, would be excluded from minimum lease payments and included in the determination of income as they are earned.

If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease.

The Company records property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs as revenue in the period the related expenses are incurred.

Valuation of Accounts Receivable

The Company makes estimates of the collectability of its tenant receivables related to base rents, including deferred rents receivable, expense reimbursements and other revenue or income.

The Company analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Investments in Real Estate

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date amortized over the remaining lease terms. Tenant improvements are classified as an asset under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which the Company operates; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases are recorded in acquired lease intangibles, net and amortized over the remaining lease term. Above or below market leases are classified in acquired lease intangibles, net or in other liabilities, depending on whether the contractual terms are above or below market. Above market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

Acquisition costs are expensed as incurred and costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the three months ended March 31, 2011, the Company acquired one real estate asset, recorded the acquisition as a business combination and expensed $410,000 of acquisition costs. During the three months ended March 31, 2010, the Company did not acquire any real estate related assets.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income. These allocations also impact depreciation expense and gains or losses recorded on future sales of properties.

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

Impairment of Investments in Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The Company did not record any impairment loss on its investments in real estate and related intangible assets during the three months ended March 31, 2011 and 2010.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of March 31, 2011 and December 31, 2010, the Company’s deferred financing costs were $682,000 and $673,000 respectively, net of amortization.

Notes Payable

Mortgage and other loans assumed upon acquisition of real estate properties are stated at estimated fair value upon their respective dates of assumption, net of unamortized discounts or premiums to their outstanding contractual balances.

Amortization of discount and the accretion of premiums on mortgage and other loans assumed upon acquisition of related real estate properties are recognized from the date of assumption through their contractual maturity date using the straight-line method, which approximates the effective interest method.

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives which range from 5 to 48 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of (1) the tenant’s remaining lease term or (2) the life of the improvement. Furniture, fixtures and equipment are depreciated over five to ten years.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT. The Company may also be subject to certain state or local income taxes, or franchise taxes.

Per Share Data

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to stockholders in the Company’s computation of EPS. Diluted EPS equals basic net income (loss) per share of common stock as there were no potentially dilutive securities outstanding during the three months ended March 31, 2011 and 2010.

Reclassification

Certain amounts from the prior year have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In December 2010, the FASB issued Accounting Standards Update, No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU No. 2010-29”). Effective for periods beginning after December 15, 2010, ASUC No. 2010-29 specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 only applies to disclosures in Note 3 related to acquisitions and is not expected to have a significant impact on the Company’s footnote disclosures.

3. ACQUISITIONS OF REAL ESTATE

During the three months ended March 31, 2011, the Company acquired the following property:

							Intangibles
Property	Location	Acquisition Date	Acquisition Costs	Land	Building and Improvements	Tenant Improvements	Acquired In Place Lease Intangibles	Above- Market Lease Assets	Below- Market Lease Liabilities	Purchase Price
Craig Promenade	Las Vegas, NV	3/30/2011	$410,000	$3,079,000	$8,209,000	$241,000	$1,045,000	$506,000	$280,000	$12,800,000

For the three months ended March 31, 2011, amortization expense for acquired lease intangibles was $2,000. The acquired lease intangibles have a weighted average remaining life of 12.5 years as of March 31, 2011.

As of March 31, 2011, Craig Promenade had 91,750 of rentable square feet, of which 71,134 or 77.5% was occupied. For the three months ended March 31, 2011, the Company recognized two days, or $9,000, in total revenue from Craig Promenade.

The Company acquired Craig Promenade for an aggregate purchase price of approximately $12,800,000, exclusive of closing costs. The Company financed the payment of the purchase price for Craig Promenade with (1) proceeds from the Company’s initial public offering and (2) approximately $8,750,000 in funds borrowed under the Operating Partnership’s revolving credit agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank”).

4. PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2011 and 2010. The Company acquired three properties during the year ended December 31, 2010 and one property during the three months ended March 31, 2011, all of which were accounted for as business combinations. For the three months ended March 31, 2010, the below quarterly unaudited pro forma information has been prepared to give effect to the acquisitions of the Waianae Mall, the Northgate Plaza, the San Jacinto Esplanade, and the Craig Promenade as if the acquisitions occurred on January 1, 2010. For the three months ended March 31, 2011, the below quarterly unaudited pro forma information has been prepared to give effect to the acquisitions of the Craig Promenade as if the acquisition occurred on January 1, 2011. This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor does it purport to predict the results of operations for future periods.

	For the Three Months Ended March 31, (Unaudited)
	2011 (1)	2010 (2)
Revenues	$2,212,000	$2,066,000

Net loss	$(1,351,000)	$(952,000)

Net loss per common share, basic and diluted	$(0.54)	$(1.34)

Weighted-average number of common shares outstanding, basic and diluted	2,518,786	709,573

(1)	The March 31, 2011 pro forma financials include actual results for Moreno Marketplace, Waianae Mall, Northgate Plaza, and San Jacinto Esplanade and pro forma quarterly results for Craig Promenade.
(2)	The March 31, 2010 pro forma financials include actual results for Moreno Marketplace and pro forma quarterly results for Waianae Mall, Northgate Plaza, San Jacinto Esplanade, and Craig Promenade.

5. INVESTMENTS IN REAL ESTATE

As of March 31, 2011, the Company’s real estate portfolio comprises five retail properties encompassing approximately 500,733 rentable square feet and was 82.0% leased. The following table provides summary information regarding the properties owned by the Company as of March 31, 2011:

Property	Location	Property Leasable Square Feet	% of Leasable Square Feet	Date Acquired	Purchase Price	Annualized Base Rent (1)	% of Annualized Base Rent	Occupancy (2)	Average Annual Rent Per Leased Square Feet (3)

Moreno Marketplace	Moreno Valley, CA	78,743	15.7%	11/19/2009	$12,500,000	$1,131,000	16.6%	75.0%	$14.36
Waianae Mall	Waianae, HI	170,275	34.0%	6/4/2010	25,688,000	2,975,000	43.5%	85.2%	$17.47
Northgate Plaza	Tucson, AZ	103,492	20.7%	7/6/2010	8,050,000	823,000	12.0%	92.0%	$7.95
San Jacinto	San Jacinto, CA	56,473	11.3%	8/11/2010	7,088,000	605,000	8.9%	70.8%	$10.72
Craig Promenade	Las Vegas, NV	91,750	18.3%	3/30/2011	12,800,000	1,301,000	19.0%	77.5%	$14.18

Total		500,733	100%		$66,126,000	$6,835,000	100%	82.0%	$64.68

(1)	Annualized base rent represents annualized contractual base rental income as of March 31, 2011.
(2)	Occupancy includes all leased space of the respective acquisition.
(3)	Average annual rent per leased square foot based on leases in effect as of March 31, 2011.

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2011, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 39.8 years with a weighted-average remaining term (excluding options to extend) of 7.2 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated unaudited balance sheets and totaled $212,000 and $166,000 as of March 31, 2011 and December 31, 2010, respectively.

As of March 31, 2011, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

April 1, 2011 through December 31, 2011	$4,552,000
2012	5,571,000
2013	5,010,000
2014	4,591,000
2015	3,943,000
Thereafter	30,253,000

$53,920,000

As of March 31, 2011, the Company had a concentration of credit risk related to the following tenant’s leases that represented more than 10% of a retail property’s annualized base rent:

Tenant	Property	Annualized Base Rent(1)	Percent of Property Annualized Base Rent	Annualized Base Rent Per Square Foot	Lease Expiration(2)
Stater Brothers	Moreno Marketplace	$730,000	64.5%	$16.59	November 2028
Wells Fargo	Moreno Marketplace	$120,000	10.6%	$24.00	November 2023
Longs Drugs	Waianae Mall	$630,000	21.2%	$28.23	January 2021
Wal-Mart	Northgate Plaza	$245,000	29.8%	$5.74	May 2025
Tuesday Morning	Northgate Plaza	$86,000	10.4%	$12.00	January 2012
Dollar Tree Stores	Northgate Plaza	$106,000	12.9%	$8.63	January 2015
Huey Tran DDS	San Jacinto Esplanade	$84,000	13.9%	$38.04	April 2018
Fresh N Easy	San Jacinto Esplanade	$175,000	28.9%	$12.43	October 2027
Jack in the Box	San Jacinto Esplanade	$75,000	12.4%	$28.26	March 2027
Mr. You Chinese Food	San Jacinto Esplanade	$79,000	13.1%	$37.70	May 2017
Big Lots Store, Inc	Craig Promenade	$348,000	26.7%	$11.50	January 2016
S.L. Investments	Craig Promenade	$147,000	11.3%	$45.97	February 2032

		2,825,000

(1)	Annualized base rent represents annualized contractual base rental income as of March 31, 2011.
(2)	Represents the expiration date of the lease at March 31, 2011 and does not take into account any tenant renewal options.

6. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of March 31, 2011 and December 31, 2010, the Company’s acquired lease intangibles and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows:

	Acquired Lease Intangibles		Below-Market
			Lease Liabilities
	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Cost	$10,677,000	9,370,000	$(3,169,000)	$(2,890,000)
Accumulated Amortization	(1,389,000)	(1,245,000)	430,000	298,000

Net Amount	$9,288,000	8,125,000	$(2,740,000)	$(2,592,000)

Increases (decreases) in net income as a result of amortization of the Company’s acquired lease intangibles and below-market lease liabilities for the three months ended March 31, 2011 and 2010 are as follows:

	Acquired Lease Intangibles		Below-Market Lease Liabilities
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Amortization	$(396,000)	(45,000)	$132,000	$—

7. NOTES PAYABLE

As of March 31, 2011 and December 31, 2010, the Company’s notes payable, consisted of the following:

	Principal as of March 31, 2011		Principal as of December 31, 2010	Interest Rate at March 31, 2011 (1)	Maturity Date (2)
Waianae Mortgage Loan	$20,434,000	(3)	$20,531,000	5.39%	October 5, 2015
Northgate Mortgage Loan	4,288,000	(3)	4,325,000	6.25%	July 15, 2027
Convertible Note	1,250,000		1,250,000	8.00%	November 18, 2015
Line of Credit Tranche A (4)	19,966,000		11,966,000	5.50%	December 17, 2013,
Line of Credit Tranche B (4)	2,077,000	(5)	1,327,000	6.25%	June 30, 2011 (6)

Total	48,015,000		39,399,000

(1)	Represents the interest rate in effect under the loan as of March 31, 2011. The interest rate is calculated as the actual interest rate in effect at March 31, 2011.
(2)	Represents the initial maturity date or the maturity date as of March 31, 2011. Subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3)	Represents total notes payable, excluding unamortized discount of $292,000 and unamortized premium of $72,000.

(4)	In March 2011, the Company entered into an interest rate swap agreement in the notional amount of $16 million with an interest rate cap of 7% effective April 4, 2011. This interest rate swap agreement is not designated as a hedge.
(5)	As of March 31, 2011, the outstanding balances under Tranche A and Tranche B of the Credit Agreement were $19,966,000 and $2,077,000, respectively.
(6)	The maturity dates for Tranche A and B of the Credit Agreement are December 17, 2013 and June 30, 2011, respectively. The Company has a one year extension of the Tranche A maturity date subject to certain conditions as set forth in the Credit Agreement.

During the three months ended March 31, 2011 and 2010, the Company incurred $680,000 and $221,000, respectively, of interest expense, which included the amortization of deferred financing costs of $50,000 and $60,000. During the three months ended March 31, 2011 and 2010, interest expense also included the amortization of net premium/discount of $15,000 and $0. As of March 31, 2011 and December 31, 2010, interest expense payable was $209,000 and $136,000.

The following is a schedule of maturities for all of the Company’s notes payable outstanding as of March 31, 2011:

	Current Maturity(1)	Fully Extended Maturity (1) (2)
April 1, 2011 through December 31, 2011	$2,478,000	$2,478,000
2012	563,000	563,000
2013	20,565,000	599,000
2014	635,000	20,601,000
2015	20,322,000	20,322,000
Thereafter	3,452,000	3,452,000

	$48,015,000	$48,015,000

(1)	Represents total notes payable, excluding unamortized discount of $292,000 and unamortized premium of $72,000.
(2)	Represents the maturities of all notes payable outstanding as of March 31, 2011 assuming the Company exercises all extension options available under the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Certain of the Company’s notes payable contain financial and non-financial debt covenants. As of March 31, 2011, the Company was in compliance with all debt covenants.

Line of Credit

On December 17, 2010, the Company, through its wholly owned subsidiary, TNP SRT Secured Holdings, LLC, entered into a Credit Agreement with KeyBank to establish a secured revolving credit facility (the “Credit Facility”) with an initial maximum aggregate commitment of $35 million. The commitment may be increased in minimum increments of $5 million, by up to $115 million in the aggregate, for a maximum commitment of up to $150 million, the (“Maximum Commitment”). The Company may reduce the facility amount at any time, subject to certain conditions, in minimum increments of $5 million, provided that in no event may the facility amount be less than $20 million, unless the commitments are reduced to zero and terminated. The proceeds of the Credit Facility may be used by the Company for general corporate purposes, subject to the terms of the Credit Agreement. Tranche B of the Credit Facility in the maximum amount of $5 million matures on June 30, 2011. Tranche A of the Credit Facility matures on December 17, 2013. The Company has a one year extension of the Tranche A maturity date subject to certain conditions as set forth in the Credit Agreement. As of March 31, 2011, the outstanding balances under Tranche A and Tranche B of the Credit Facility were $19,966,000 and $2,077,000, respectively. In March 2011, the Company entered into an interest rate swap agreement in the notional amount of $16 million with an interest rate cap of 7% effective April 4, 2011. This interest rate swap agreement is not designated as a hedge.

Borrowings determined by reference to the Alternative Base Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum in the case of a Tranche A borrowing and 3.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBO Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum in the case of a Tranche A borrowing and 4.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law.

Borrowings under the Credit Agreement are secured by (1) guarantees granted by Thompson National Properties, LLC, the Company’s sponsor, AWT Family Limited Partnership, and Anthony W. Thompson (the “Tranche B Guarantors”) on a joint and several basis, of the prompt and full payment of all of the obligations, terms and conditions to be paid, performed or observed with respect to any Tranche B borrowings, (2) a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in Offering), escrow and security deposit accounts and all cash management services of the Company, the OP and borrower under the Credit Agreement and, (3) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to the Moreno Marketplace, San Jacinto Esplanade, and Craig Promenade.

As of March 31, 2011, the outstanding balance under the Credit Agreement was $22 million and $13 million was available, subject to KeyBank’s review and approval, and the Company meeting certain requirements pursuant to the terms of the Credit Agreement. The Credit Agreement and certain notes payable contain customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage. The Company believes it was in compliance with the financial covenants of the Credit Facility as of March 31, 2011.

8. FAIR VALUE DISCLOSURES

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant judgment by management. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The Company believes the total values reflected on its condensed consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and amounts due to affiliates due to their short-term nature, except for the Company’s notes payable, which are disclosed below:

At March 31, 2011	Total Value (1)	Fair Value (2)
Notes Payable	$48,015,000	$47,795,000

At December 31, 2010	Total Value (1)	Fair Value (2)
Notes Payable	$39,399,000	$39,164,000

(1)	The total value of the Company’s notes payable represents outstanding principal as of March 31, 2011 and December 31, 2010.
(2)	The fair value of the Company’s notes payable represents outstanding principal as of March 31, 2011 and December 31, 2010, net of unamortized discount and premium. The estimated fair value of our notes payable is based upon indicative market prices of our notes payable.

9. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company sold 22,222 shares of common stock to Sponsor for an aggregate purchase price of $200,000. As of March 31, 2011 and December 31, 2010, the Company had sold 2,780,490 and 2,390,017 shares of common stock in the Offering and through the DRIP, raising gross proceeds of $27,467,000 and $23,613,000, respectively.

The Company’s board of directors is authorized to amend its Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue. Anthony W. Thompson, the Company’s Chief Executive Officer, directly owns $1,000,000 in shares of the Company’s common stock. Additionally, the Sponsor owns $200,000 in shares of the Company’s common stock.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of March 31, 2011 and December 31, 2010, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The Company’s share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases will be made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. In addition, the Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. During the three months ended March 31, 2011 and 2010, the Company did not redeem any shares of common stock under its share redemption program.

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

On August 13, 2009, the board of directors of the Company approved a monthly cash distribution of $0.05625 per common share, which represented an annualized distribution of $0.675 per share. The commencement of the distribution was subject to the Company having raised minimum offering proceeds of $2,000,000, the sale of a sufficient number of shares in the Offering to finance an asset acquisition and the identification and completion of an asset acquisition. On November 12, 2009, the Company achieved the minimum offering amount $2,000,000, and on November 19, 2009 the Company completed its first asset acquisition, thus satisfying all of the conditions for the commencement of the monthly distribution.

On May 11, 2010, the board of directors of the Company authorized an increase to the Company’s previously declared monthly cash distribution from $0.05625 to $0.05833 per share of the Company’s common stock, contingent upon the closing of the acquisition of the Waianae Mall. The new monthly distribution amount represents an annualized distribution of $0.70 per share of the Company’s common stock and commenced in the calendar month following the closing of the Company’s acquisition of the Waianae Property. The Company closed on the Waianae Mall on June 4, 2010, and the new monthly distribution rate began to accrue effective July 1, 2010.

On December 31, 2010, the Company authorized a monthly distribution in the aggregate amount of $136,000, of which $91,000 was paid in cash on January 14, 2011 and $45,000 was paid through the DRIP in the form of additional shares issued on January 1, 2011. On January 31, 2011 the Company authorized a monthly distribution in the aggregate of $141,000, of which $94,000 was paid in cash on February 13, 2011 and $47,000 was paid through the DRIP in the form of additional shares issued on February 1, 2011. On February 28, 2011, the Company authorized a monthly distribution in the aggregate of $146,000, of which $97,000 was paid in cash on March 14, 2011 and $49,000 was paid through the DRIP in the form of additional shares issued on March 1, 2011.

On March 31, 2011, the Company authorized a monthly distribution in the aggregate of $154,000, of which $102,000 was paid in cash on April 15, 2011 and $52,000 was paid through the DRIP in the form of additional shares issued on April 15, 2011.

Distribution Reinvestment Plan

The Company has adopted a DRIP which allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP. For the three months ended March 31, 2011 and 2010, $142,000 and $31,000 in distributions were reinvested and 14,908 and 3,316 shares of common stock were issued under the DRIP, respectively.

10. EARNINGS PER SHARE

EPS is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to stockholders in the Company’s computation of EPS.

The following table sets forth the computation of the Company’s basic and diluted (loss) earnings per share:

	For the three months ended March 31,
	2011	2010
Numerator for basic and diluted (loss) earnings per share calculations:
Net loss	$(1,217,000)	$(577,000)
Less: Net loss attributable to noncontrolling interest	1,000	3,000

Net loss attributable to common stockholders	(1,216,000)	(574,000)
Less: Allocation to participating securities	(2,000)	(2,000)

Net loss attributable to common stockholders	$(1,218,000)	$(576,000)

Denominator for basic and diluted (loss) earnings per share calculations:
Weighted average shares outstanding — basic	2,518,786	709,573
Effect of dilutive shares:
Non-vested shares	—	—

Weighted average shares outstanding — diluted	2,518,786	709,573

Amounts attributable to common stockholders per share — basic and diluted:
Net loss	$(0.48)	$(0.81)

Unvested shares from share–based compensation that were anti-dilutive	10,000	10,000

11. INCENTIVE AWARD PLAN

The Company adopted an incentive plan on July 7, 2009 (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. The Company has reserved 2,000,000 shares of common stock for stock grants pursuant to the Incentive Award Plan. The Company granted each of its independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of the $2,000,000 minimum offering amount in the Offering on November 12, 2009. Each new independent director that subsequently joins the board of directors receives the initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the Company’s annual stockholders meetings at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock. The restricted stock vests one-third on the date of grant and one-third on each of the next two anniversaries of the grant date. The restricted stock will become fully vested and non-forfeitable in the event of an independent director’s termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.

For the three months ended March 31, 2011 and 2010, the Company recognized compensation expense of $16,000 and $13,000, respectively, related to the restricted common stock grants, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of March 31, 2011 and December 31, 2010, there was $57,000 and $75,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted common stock. As of March 31, 2011, this expense is expected to be realized over a remaining period of 1.3 years. As March 31, 2011 and December 31, 2010, the fair value of the nonvested shares of restricted common stock was $90,000 and $90,000, respectively. During the three months ended March 31, 2011, no additional shares were issued or vested.

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2010	10,000	$9.00
Granted	—	—
Vested	—	—

Balance — March 31, 2011	10,000	$9.00

12. RELATED PARTY TRANSACTIONS

Pursuant to the Advisory Agreement by and among the Company, OP and Advisor (the “Advisory Agreement”) and the Dealer Manager Agreement (the “Dealer Manager Agreement”) by and among the Company, the OP, and TNP Securities, LLC (the “Dealer Manager” or “TNP Securities”), the Company is obligated to pay Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to certain limitations, the Company is also obligated to reimburse Advisor and Dealer Manager for organization and offering costs incurred by Advisor and Dealer Manager on behalf of the Company, and the Company is obligated to reimburse Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement. The Company had not incurred any disposition fees during the three months ended March 31, 2011.

Organization and Offering Costs

Organization and offering costs of the Company (other than selling commissions and the dealer manager fee) are initially being paid by Advisor and its affiliates on the Company’s behalf. Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of certain of Advisor’s employees and employees of Advisor’s affiliates and others. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs associated with the Offering, provided the Company is not obligated to reimburse Advisor to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by the Company exceed 3.0% of the gross offering proceeds from the Offering. Any such reimbursement will not exceed actual expenses incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on November 12, 2009, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs.

As of March 31, 2011 and December 31, 2010, organization and offering costs incurred by Advisor on the Company’s behalf were $2,329,000 and $2,265,000, respectively. These costs are payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of the Offering. As of March 31, 2011 and December 31, 2010, organization and offering costs did exceed 3.0% of the gross proceeds of the Offering, thus the amount in excess of the 3.0% limit, or $1,462,000 and $1,571,000, respectively, has been deferred.

Selling Commissions and Dealer Manager Fees

The Company’s dealer manager, receives a sales commission of 7.0% of the gross proceeds from the sale of shares of our common stock in the primary offering. Our dealer manager also receives 3.0% of the gross proceeds from the sale of shares in the primary offering in the form of a dealer manager fee as compensation for acting as our dealer manager. As of March 31, 2011, the Company incurred $1,743,000 of sales commissions and $745,000 of dealer manager fees, which are recorded as an offset to additional paid-in-capital. All organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

Reimbursement of Operating Expenses

The Company reimburses Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which the Company’s operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guidelines”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended March 31, 2011, the Company’s total operating expenses exceeded the 2%/25% guideline by $358,000.

The Company reimburses Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of the Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives a separate fee or with respect to an officer of the Company. For the three months ended March 31, 2011 and 2010, the Company incurred $101,000 and $23,000 of administrative services to Advisor. As of March 31, 2011 and December 31, 2010, administrative services of $72,000 and $23,000 were included in amounts due to affiliates.

Property Management Fee

The Company pays TNP Property Manager, LLC (“TNP Manager”), its property manager and an affiliate of Advisor, a market-based property management fee of up to 5.0% of the gross revenues generated by the properties in connection with the operation and management of properties. TNP Manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers. For the three months ended March 31, 2011 and 2010, the Company incurred $81,000 and $12,000 in property management fees to TNP Manager. As of March 31, 2011 and December 31, 2010, property management fees of $7,000 and $16,000 were included in amounts due to affiliates.

Acquisition and Origination Fee

The Company pays the Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. The Company incurred $320,000 and $0 in acquisition fees to the Advisor during the three months ended March 31, 2011 and 2010.

The Company pays Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate related loans. There were no loan origination fees earned by Advisor for the three months ended March 31, 2011 and 2010. As of March 31, 2011 and December 31, 2010, acquisition fees of $100,000 and $0 were included in amounts due to affiliates.

Asset Management Fee

The Company pays Advisor a monthly asset management fee of one-twelfth of 0.6% on all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. For the three months ended March 31, 2011 and 2010, the Company incurred $80,000 and $20,000 of asset management fees to Advisor. As of March 31, 2011 and December 31, 2010, asset management fees of $293,000 and $213,000 were included in amounts due to affiliates.

Disposition Fee

If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates also will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. For the three months ended March 31, 2011 and 2010, the Company did not incur any disposition fees. As of March 31, 2011 and December 31, 2010, no disposition fees were included in amounts due to affiliates.

Guaranty Fee

As part of the acquisition of the Waianae Mall property, Mr. Thompson guaranteed the assumed Waianae Loan discussed in Note 7. Additionally, the Sponsor guaranteed the Credit Agreement discussed in Note 7. In connection with these guaranties, the Company has agreed to pay Mr. Thompson and the Sponsor certain yearly fees. For the three months ended March 31, 2011 and 2010, the Company incurred $10,000 and $0, of guaranty fees. As of March 31, 2011 and December 31, 2010, guaranty fees of $20,000 and $11,000 were included in amounts due to affiliates.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2011 and 2010, respectively, and payable as of March 31, 2011 and December 31, 2010:

	Incurred		Payable
	Three Months Ended March 31,		As of March 31,	As of December 31,
	2011	2010	2011	2010
Expensed
Asset management fees	$80,000	$20,000	$293,000	$213,000
Reimbursement of operating expenses	101,000	23,000	72,000	23,000
Acquisition fees	320,000	—	100,000	—
Property management fees	81,000	12,000	7,000	16,000
Guaranty fees	10,000	—	20,000	11,000

Additional Paid-in Capital
Selling commissions	306,000	244,000	32,000	—
Dealer manager fees	115,000	108,000	14,000	—
Organization and offering costs	64,000	125,000	1,503,000	1,571,000

	$1,077,000	$532,000	$2,041,000	$1,834,000

Interest Expense

In connection with the Company’s acquisition of the Craig Promenade property on March 30, 2011, the Company assumed a $500,000 note payable due to an affiliate of Advisor which was repaid at the closing of the acquisition transaction. The Company paid interest expense of $19,000 to the affiliate of Advisor in connection with this note payable.

13. COMMITMENTS AND CONTINGENCIES

Economic Dependency

The Company is dependent on Advisor and Dealer Manager and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. Although there can be no assurance, the Company is not aware of any environmental liability that could have a material adverse effect on its financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition.

14. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Changes to the Board of Directors

As previously reported, on March 24, 2011, Arthur M. Friedman notified the Company of his resignation as a director of the Company and as Chairman of the Audit Committee of the Company (the “Audit Committee”), effective as of April 1, 2011. On April 1, 2011, in connection with Mr. Friedman’s resignation and pursuant to the terms of the Company’s 2009 Long-Term Incentive Plan, the Company’s board of directors approved the acceleration of the vesting of approximately 3,333 shares of restricted common stock of the Company held by Mr. Friedman so that none of such shares of restricted common stock would be forfeited upon Mr. Friedman’s resignation.

On April 1, 2011, the board of directors of the Company appointed Phillip I. Levin to serve as a director of the Company in order to fill the vacancy on the board of directors created by Mr. Friedman’s resignation, effective as of April 1, 2011. Mr. Levin will serve as a member of the board of directors until the next annual meeting of the Company’s stockholders and until his successor is duly elected and qualifies. On April 1, 2011, the board of directors also appointed Mr. Levin to serve as a member of the Audit Committee in order to fill the vacancy on the Audit Committee created by Mr. Friedman’s resignation, effective as of April 1, 2011. Mr. Levin was also appointed as the Chairman of the Audit Committee.

Approval of Certain Total Operating Expenses

For the twelve months ended March 31, 2011, the Company’s total operating expenses exceeded the 2%/25% guideline by $358,000. On May 10, 2011, the independent directors determined the excess amount of operating expenses for the twelve months ended March 31, 2011 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) certain of the Company’s properties are not yet stabilized, and (4) the Company is continuing to raise capital in the Offering, but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are disproportionate to the Company’s average invested assets and net income and such expenses will benefit the Company and its stockholders in future periods. The independent directors further resolved, however, that Advisor will be required to repay the Company any portion of such excess amount to the extent that, as of the termination of the advisory agreement, the Company’s aggregate operating expenses as of such date exceed the 2%/25% guideline for all prior periods.

Status of the Offering

The Company commenced its Offering on August 7, 2009. As of May 6, 2011, the Company had sold 3,007,091 shares of common stock in the Offering for gross offering proceeds of $29,729,165, including 50,192 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $476,824.

Distributions

On March 31, 2011, the Company authorized a monthly distribution in the aggregate of $154,000, of which $102,000 was paid in cash on April 15, 2011 and $52,000 was paid through the DRIP in the form of additional shares issued on April 15, 2011. On April 30, 2011, the Company authorized a monthly distribution in the aggregate of $169,000, of which $113,000 was paid in cash on May 13, 2011 and $56,000 was paid through the DRIP in the form of additional shares issued on May 13, 2011.

Proposed Property Acquisition

On May 11, 2011, the Company announced that the board of directors of the Company authorized the Company to pursue the acquisition of Pinehurst Square East in Bismarck, North Dakota. Pinehurst Square East is an 114,292 square foot multi-tenant retail center built in 2005. The property is more than 90% leased. Major tenants include T.J. Maxx, Old Navy, and Shoe Carnival. Tenants have staggered lease expirations that range from 2011 to 2017. The acquisition is subject to various closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and also in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on April 1, 2011, which we refer to herein as our “Form 10-K.” As used herein, the terms “we,” “our,” and “us” refer to TNP Strategic Retail Trust, Inc. and, as required by context, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

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

Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed on any such forward-looking statements. All forward-looking statements are made as of the date this quarterly report is filed with the SEC, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section previously disclosed in our Form 10-K. The inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.

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

On November 4, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to stockholders pursuant to our distribution reinvestment plan. On August 7, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. We are offering shares of our common stock at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share.

On November 12, 2009, we raised the minimum offering amount of $2,000,000 and offering proceeds were released to us from an escrow account. From the commencement of our public offering through March 31, 2011, we sold 2,780,490 shares for gross offering proceeds of $27,467,000, which includes 44,687 shares issued pursuant to the dividend reinvestment plan, for gross proceeds of $425,000.

We intend to invest in a portfolio of income-producing retail properties, primarily located in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. In addition to investments in real estate directly or through joint ventures, we may also acquire or originate first mortgages or second mortgages, mezzanine loans or other real estate-related loans, which we refer to collectively as “real estate-related loans,” in each case provided that the underlying real estate meets our criteria for direct investment. We may also invest in any other real property or other real estate-related assets that, in the opinion of our board of directors, meets our investment objectives.

As of March 31, 2011, our portfolio included five properties, which we refer to as “our properties” or “our portfolio,” comprising 500,733 square feet of rentable square feet of multi-tenant retail and commercial space located in three states. These properties include Moreno Marketplace, or the Moreno property, located in Moreno Valley, CA, Waianae Mall, or the Waianae property, located in Oahu, HI, Northgate Plaza, or the Northgate property, located in Tucson, AZ, San Jacinto Esplanade, or the San Jacinto property, located in San Jacinto, CA, and Craig Promenade, or the Craig Promenade, located in Las Vegas, NV. As of March 31, 2011, the rentable space at our properties was 82.0% leased.

We have, and intend to in the future, used secured and unsecured financing to acquire real estate. Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, our charter allows us to temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2011 and December 31, 2010, we exceeded the 300% limit due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties, Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at March 31, 2011 and December 31, 2010, this excess borrowing has been approved by our independent directors.

Subject to certain restrictions and limitations, our business is managed by TNP Strategic Retail Advisor, LLC, our external advisor, pursuant to an advisory agreement. We refer to TNP Strategic Retail Advisor, LLC as our “advisor.” Our advisor conducts our operations and manages our portfolio of real estate investments. We have no paid employees.

TNP Securities, LLC, an affiliate of our advisor, serves as the dealer manager for our initial public offering. We refer to TNP Securities, LLC as “TNP Securities” or our “dealer manager.”

Our office is located at 1900 Main Street, Suite 700, Irvine, California 92614, and our main telephone number is

(949) 833-8252.

First Quarter Highlights

During the three months ended March 31, 2011, we acquired the Craig Promenade Property for an aggregate purchase price of approximately $12,800,000, exclusive of closing costs.

Results of Operations

Our results of operations for the three months ended March 31, 2011 are not indicative of those expected in future periods as we commenced operations on November 19, 2009 in connection with our first property acquisition.

The following table provides summary information about our results of operations for the three months ended March 31, 2011 and 2010:

Comparison of the three months ended March 31, 2011 versus the three months ended March 31, 2010

	Three Months Ended March 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
Rental income	$1,854,000	298,000	$1,556,000	522%
Interest income	1,000	2,000	(1,000)	(50%)
Operating and maintenance expenses	839,000	161,000	678,000	421%
General and administrative expenses	418,000	381,000	37,000	10%
Depreciation and amortization expense	725,000	102,000	623,000	611%
Acquisition expenses	410,000	12,000	398,000	3,317%
Interest expense	680,000	221,000	459,000	208%
Net loss	(1,217,000)	(577,000)	(640,000)	111%

Revenue

Revenue was $1,854,000 for the three months ended March 31, 2011 and was comprised solely of rental income from our properties. The occupancy rate for our portfolio was 82.0% based on 500,733 of rentable square feet as of March 31, 2011. We expect rental income to increase in future periods as we acquire additional real estate investments and have full period operations from existing real estate investments. Revenues increased by $1,556,000 to $1,854,000 during the three months ended March 31, 2011 compared to $298,000 for the three months ended March 31, 2010. The increase was primarily due to four additional property acquisitions since March 31, 2010.

Operating and maintenance expenses

Operating and maintenance expenses were $839,000 for the three months ended March 31, 2011. Included in operating and maintenance expense are asset management and property management fees incurred and payable to our advisor and its affiliates of $80,000 and $81,000, respectively. We expect asset management and property management fees to increase in future periods as a result of anticipated future acquisitions. Operating and maintenance expense increased by $678,000 to $839,000 during the three months ended March 31, 2011 compared to $161,000 for the three months ended March 31, 2010. The increase was primarily due to four additional property acquisitions since March 31, 2010.

General and administrative expenses

General and administrative expenses were $418,000 for the three months ended March 31, 2011. These general and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors’ fees, insurance, due diligence costs for potential acquisitions and organization expenses reimbursable to our advisor. General and administrative expense increased by $37,000 to $418,000 during the three months ended March 31, 2011 compared to $381,000 for the three months ended March 31, 2010.

Acquisition expenses

Acquisition expenses were $410,000 for the three months ended March 31, 2011, relating to the purchase of Craig Promenade. Pursuant to the advisory agreement with our advisor, we pay an acquisition fee to our advisor of 2.5% of the contract purchase price of each property or asset acquired. We may also be required to reimburse our advisor for acquisition expenses incurred in the process of acquiring a property. Acquisition expense increased by $398,000 to $410,000 during the three months ended March 31, 2011 compared to $12,000 for the three months ended March 31, 2010. The increase was primarily due to the acquisition of Craig Promenade. For the three months ended March 31, 2010, we did not acquire any real estate property.

Depreciation and amortization expense

Depreciation and amortization expense was $725,000 for the three months ended March 31, 2011. We expect these amounts to increase in future years as a result of owning certain of our properties for a full year and as a result of anticipated future acquisitions. Depreciation and amortization expense increased by $623,000 to $725,000 during the three months ended March 31, 2011 compared to $102,000 for the three months ended March 31, 2010. The increase was primarily due to four additional property acquisitions since March 31, 2010.

Interest expense

Interest expense was $680,000 for the three months ended March 31, 2011, which included the amortization of deferred financing costs of $50,000. Our real estate property acquisitions were financed with $48,015,000 of indebtedness. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives. Interest expense increased by $459,000 to $680,000 during the three months ended March 31, 2011 compared to $221,000 for the three months ended March 31, 2010. The increase was primarily due to the increased debt levels associated with the four additional property acquisitions since March 31, 2010.

Interest income

Interest income for the three months ended March 31, 2011 and 2010 was $1,000, and $2,000, respectively, which was related primarily to interest earned on cash deposits held for future acquisitions.

Net loss

We had a net loss of $1,217,000 for the three months ended March 31, 2011. Our operating loss is due primarily to the reasons set forth above, the fact that we owned five real estate investments as of March 31, 2011 and that we commenced real estate operations on November 19, 2009. We expect net loss to decrease in future years as we acquire real estate and real estate-related assets that meet our investment objectives. Net loss for the three months ended March 31, 2010 was $577,000 due primarily to owning one real estate investment.

Liquidity and Capital Resources

Cash Flows from Operating Activities

As of March 31, 2011, we owned five real estate properties. During the three months ended March 31, 2011, net cash provided by operating activities increased by $699,000 to $80,000, compared to net cash used in operating activities of $619,000 during the three months ended March 31, 2010. During the three months ended March 31, 2011, net cash provided by operating activities consisted primarily of the following:

•	net loss of $1,217,000, adjusted for depreciation and amortization of $662,000;

•	$108,000 from decreases in prepaid and other assets;

•	$(85,000) from increases in accounts receivable;

•	$109,000 from decreases in deferred costs;

•	$254,000 from increases in accounts payable and accrued expenses;

•	$174,000 from increases in amounts due to affiliates; and

•	$45,000 from increases in allowance for doubtful accounts.

Cash Flows from Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds. During the three months ended March 31, 2011, net cash used in investing activities was $12,809,000 compared to $0 during the three months ended March 31, 2010. The increase primarily consisted of the acquisition of the Craig Promenade Property for an aggregate purchase price of $12,800,000. During the three months ended March 31, 2010, we did not acquire any real estate related properties and therefore, did not record net cash used in or provided by investing activities.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the three months ended March 31, 2011, net cash provided by financing activities increased by $8,520,000 to $11,831,000, compared to net cash provided by financing activities of $3,311,000 during the three months ended March 31, 2010. The increase primarily consisted of the following:

•

Net cash provided by debt financings as a result of proceeds from notes payable of $9,250,000, partially offset by principal payments on notes payable of $635,000 and payments of deferred financing costs of $59,000;

•

$4,016,000 of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $459,000; and

•	$282,000 of cash distributions, after giving effect to dividends reinvested by stockholders of $142,000.

Short-term Liquidity and Capital Resources

We commenced real estate operations with the acquisition of our first property on November 19, 2009. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Currently our cash needs for operations are covered from cash provided by property operations and the sale of shares of our common stock, including those offered for sale through the distribution reinvestment plan. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through the distribution reinvestment plan, and through the assumption of debt or other financing. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with our ongoing offering are initially paid by our advisor, which will be reimbursed for such costs up to 3.0% of the gross proceeds raised by us in the offering. As of March 31, 2011, our advisor or its affiliates have paid, $2,329,000 and we have reimbursed $826,000 of offering and organization costs.

As of March 31, 2011, we have $22,042,763 outstanding on our existing line of credit with KeyBank National Association, or KeyBank. See below for more information regarding our credit agreement with KeyBank, which we refer to herein as our “credit agreement.”

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions to stockholders, redemptions of shares and interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our ongoing offering and from debt financings. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds from our ongoing offering, cash advanced to us by our advisor, borrowing under our credit agreement and/or borrowings in anticipation of future cash flow. During the three months ended March 31, 2011, we funded distributions to our stockholders from the proceeds of our offering.

Line of Credit

On December 17, 2010, we, through our wholly owned subsidiary, TNP SRT Secured Holdings, LLC, entered into the credit agreement with KeyBank to establish a secured revolving credit facility, or the credit facility, with an initial maximum aggregate commitment of $35 million. The commitment may be increased in minimum increments of $5 million, by up to $115 million in the aggregate, for a maximum commitment of up to $150 million, or the maximum commitment. We may reduce the facility amount at any time, subject to certain conditions, in minimum increments of $5 million, provided that in no event may the facility amount be less than $20 million, unless the commitments are reduced to zero and terminated. The proceeds of the credit facility may be used by us for general corporate purposes, subject to the terms of the credit agreement. Tranche B of the credit facility in the maximum amount of $5 million matures on June 30, 2011. Tranche A of the credit facility matures on December 17, 2013. We have a one year extension of the Tranche A maturity date subject to certain conditions as set forth in the credit agreement. As of March 31, 2011, the outstanding balances under Tranche A and Tranche B of the credit facility were $19,966,000 and $2,077,000, respectively. In March 2011, we entered into an interest rate swap agreement in the notional amount of $16 million with an interest rate cap of 7% effective April 4, 2011. This interest rate swap agreement is not designated as a hedge.

Borrowings determined by reference to the Alternative Base Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum in the case of a Tranche A borrowing and 3.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBO Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum in the case of a Tranche A borrowing and 4.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. The Tranche A maturity date is December 17, 2013. We have a one year extension available to us subject to certain conditions as set forth in the credit agreement. The Tranche B maturity date is June 30, 2011.

Borrowings under the credit agreement are secured by (1) guarantees granted by Thompson National Properties, LLC, our sponsor, AWT Family Limited Partnership, and Anthony W. Thompson, collectively the “Tranche B guarantors” on a joint and several basis, of the prompt and full payment of all of the obligations, terms and conditions to be paid, performed or observed with respect to any Tranche B borrowings, (2) a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in our public offering), escrow and security deposit accounts and all cash management services of the US, our operating partnership and borrower under the credit agreement and, (3) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to the Moreno Marketplace, San Jacinto Esplanade, and Craig Promenade properties.

As of March 31, 2011, the outstanding balance under the credit agreement was $22 million and $13 million was available, subject to KeyBank’s review and approval, and our meeting certain requirements pursuant to the terms of the credit agreement. The credit agreement and certain notes payable contain customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage. We believe we were in compliance with the financial covenants of the credit facility as of March 31, 2011.

Notes Payable

During the three months ended March 31, 2011 and 2010, we incurred $680,000 and $221,000 of interest expense. As of March 31, 2011 and December 31, 2010, interest expense payable was $209,000 and $136,000.

Our scheduled debt repayment obligations as of March 31, 2011, were as follows:

	Payments due by period (1)
	Total		Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$25,972,000	(2)	$539,000	$1,826,000	$20,419,000	$3,188,000
Principal payments – variable rate debt	22,043,000		2,077,000	19,966,000	—	—
Interest payments – fixed rate debt	7,933,000		1,474,000	4,217,000	1,095,000	1,147,000
Interest payments – variable rate debt	3,052,000		1,130,000	1,922,000	—	—

Total	$59,000,000		$5,220,000	$27,931,000	$21,514,000	$4,335,000

(1)	The table above does not include amounts due to our advisor or its affiliates pursuant to our advisory agreement because such amounts are not fixed and determinable.
(2)	Represents total notes payable, net of unamortized discount of $292,000 and unamortized premium of $72,000.

Contractual Commitments and Contingencies

In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, may in the future utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be between 50% of the market value of our properties Our charter limits our borrowings to us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, our charter allows us to temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2011 and December 31, 2010, we exceeded the 300% limit due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties, Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at March 31, 2011 and December 31, 2010, this excess borrowing has been approved by our independent directors.

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, we will not reimburse our advisor to the extent that organization and offering expenses, excluding selling commissions and dealer manager fees paid by us would exceed 3% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets and costs incurred by our advisor in providing services to us.

The following is a summary of our contractual obligations as of March 31, 2011:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations (1)	$48,015,000	$2,616,000	$21,792,000	$20,419,000	$3,188,000
Interest payments on outstanding debt obligations (2)	10,985,000	2,604,000	6,139,000	1,095,000	1,147,000
Tenant improvements (3)	$98,000	$98,000	—	—	—

(1)	Amounts include principal payments under notes payable based on maturity dates of debt obligations outstanding as of March 31, 2011.
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2011 (consisting of the contractual interest rate). We incurred interest expense of $680,000 during the three months ended March 31, 2011, excluding amortization of deferred financing costs totaling $50,000.
(3)	Represents obligations for tenant improvements under tenant leases as of March 31, 2011.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) are initially being paid by our advisor and its affiliates on our behalf. Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of certain of our advisor’s employees and employees of our advisor’s affiliates and others. Pursuant to the advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided we are not obligated to reimburse our advisor to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by us exceed 3.0% of the gross offering proceeds from the initial public offering. Any such reimbursement will not exceed actual expenses incurred by our advisor. Prior to raising the minimum offering amount of $2,000,000 on November 12, 2009, we had no obligation to reimburse our advisor or its affiliates for any organization and offering costs.

As of March 31, 2011 and December 31, 2010, organization and offering costs incurred by our advisor on our behalf were $2,329,000 and $2,265,000, respectively. These costs are payable by us to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of our initial public offering. As of March 31, 2011 and December 31, 2010, organization and offering costs did exceed 3.0% of the gross proceeds of our initial public offering, thus the amount in excess of the 3.0% limit, or $1,462,000 and $1,571,000, respectively, has been deferred.

All offering costs, including sales commissions of $1,743,000 and dealer manager fees of $745,000, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

Funds from Operations and Modified Funds from Operations

Funds from operations, or FFO, is a non-GAAP performance financial measure that is widely recognized as a measure of Real Estate Investment Trust operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with generally accepted accounting principles, or GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of preexisting relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.

Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management, investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Investment Program Association, or the IPA, MFFO as defined by the IPA excludes from FFO the following items:

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

We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation and other changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of operating performance. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both business combinations and equity investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations are expensed. These acquisitions costs have been and will continue to be funded from the proceeds of our continuous public offering and other financing sources and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition expenses include those costs paid to our advisor and third parties.

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

We believe MFFO is useful to investors in evaluating how our portfolio might perform after our offering and acquisition stage has been completed and, as a result, may provide an indication of the sustainability of our distributions in the future. However, as described in greater detail below, MFFO should not be considered as an alternative to net income (loss), nor as an indication of our liquidity. Many of the adjustments to MFFO are similar to adjustments required by SEC rules for the presentation of pro forma business combination disclosures, particularly acquisition expenses, gains or losses recognized in business combinations and other activity not representative of future activities. Because MFFO is primarily affected by the same factors as FFO but without non-operating changes, particularly valuation changes, we believe the presentation of MFFO is useful to investors because fluctuations in MFFO are more indicative of changes in operating activities. MFFO is also more comparable in evaluating our performance over time and as compared to other real estate companies, which may not be as involved in acquisition activities or as affected by impairments and other non-operating charges.

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

Our calculation of FFO and MFFO and the reconciliation to net income (loss) is presented in the following table for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net loss	$(1,217,000)	$(577,000)
Adjustments:
Depreciation of real estate assets	647,000	75,000
Amortization of tenant improvements and tenant allowances	69,000	10,000
Amortization of deferred leasing costs	9,000	17,000

FFO	$(492,000)	$(475,000)

FFO per share - basic and diluted	$(0.20)	$(0.67)

Adjustments:
Straight line rent	(47,000)	(23,000)
Acquisition costs	410,000	12,000
Amortization of above market leases	69,000	9,000
Amortization of below market leases	(132,000)	—
Accretion of discounts on debt investments	(1,000)	—
Amortization of debt premiums	16,000	—

MFFO	$(177,000)	$(477,000)

MFFO per share - basic and diluted	$(0.07)	$(0.67)

Net loss per share - basic and diluted	$(0.48)	$(0.81)

Weighted average common shares outstanding - basic and diluted	2,518,786	709,573

Distributions

During our offering stage, when we may raise capital in our ongoing initial public offering more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash FFO, in which case distributions may be paid in part from debt financing or with proceeds from our initial public offering. Distributions declared and distributions paid for the three months ended March 31, 2011 were as follows:

Period	Distributions Declared (1)	Distributions Declared Per Share (1)	Cash	Distributions Paid (2) Reinvested	Total
First Quarter 2011	$444,000	$0.05833	$282,000	$142,000	$424,000

(1)	Distributions for the period from January 1, 2011 through March 31, 2011 are calculated at a monthly cash distribution rate of $0.05833 per share of common stock.
(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

We commenced operations upon the acquisition of the Moreno Marketplace property on November 19, 2009. We paid $933,000 in cash distributions during the period from December 2009 (the date we first paid distributions) through March 31, 2011. The Company’s net income (loss) from inception through March 31, 2011 was $(6,809,000). For the fourth quarter of 2009, the year ended December 31, 2010, and the first quarter ended March 31, 2011, net cash used in operations was $2,342,000. From inception through March 31, 2011, FFO was $(3,972,000). For a discussion of how the Company calculates FFO, see “Funds from Operations and Modified Funds From Operations.”

For the three months ended March 31, 2011, we paid aggregate distributions of $424,000, including $282,000 of distributions paid in cash and $142,000 of distributions reinvested through our dividend reinvestment plan. Our net loss for the three months ended March 31, 2011 was $(1,217,000), FFO for the three months ended March 31, 2011 was $(492,000), and cash flow from operations for the three months ended March 31, 2011 was $80,000. We funded our total distributions paid, which includes net cash distributions and dividends reinvested by stockholders with proceeds from our initial public offering. See the reconciliation of FFO to net loss above under “Funds From Operations and Modified Funds From Operations.”

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Form 10-K. There have been no significant changes to our policies during 2011.

Interim Financial Information

The financial information as of and for the period ended March 31, 2011 included in this quarterly report is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three months ended March 31, 2011. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K.

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

REIT Compliance

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 12 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

Status of the Offering

We commenced our ongoing initial public offering of 100,000,000 shares of common stock on August 7, 2009. As of May 6, 2011, we had sold 3,007,091 shares of common stock in the offering for gross offering proceeds of $ 29,729,165, including 50,192 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $476,824.

On March 31, 2011, we authorized a monthly distribution in the aggregate amount of $154,000, of which $154,000 was accrued as of March 31, 2011 and $102,000 was paid in cash on April 15, 2011 and $52,000 was paid through the dividend reinvestment plan in the form of additional shares issued on April 15, 2011.

On April 30, 2011, we authorized a monthly distribution in the aggregate amount of $169,000, of which $169,000 was accrued as of April 30, 2011 and $113,000 was paid in cash on May 13, 2011 and $56,000 was paid through the dividend reinvestment plan in the form of additional shares issued on May 13, 2011.

Proposed Property Acquisition

On May 11, 2011, the Company announced that the board of directors of the Company authorized the Company to pursue the acquisition of Pinehurst Square East in Bismarck, North Dakota, the state capital of North Dakota. Pinehurst Square East is an 114,292 square foot multi-tenant retail center built in 2005. The property is more than 90% leased. Major tenants include T.J. Maxx, Old Navy, and Shoe Carnival. Tenants have staggered lease expirations that range from 2011 to 2017. The acquisition is subject to various closing conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations.. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

Borrowings determined by reference to the Alternative Base Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum in the case of a Tranche A borrowing and 3.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBO Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum in the case of a Tranche A borrowing and 4.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. The Tranche A maturity date is December 17, 2013. We have a one year extension available to us subject to certain conditions as set forth in the credit agreement. The Tranche B maturity date is June 30, 2011.

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2011, the fair value of our fixed rate debt was $25,752,000 and the total value of our fixed rate debt was $25,972,000. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $22 million of variable rate debt outstanding, after giving consideration to the impact of a cap rate agreement on approximately $16 million of our variable rate debt. Based on interest rates as of March 31, 2011, if interest rates were 100 basis points higher during the 12 months ending March 31, 2012, interest expense on our variable rate debt would increase by $210,000 and if interest rates were 100 basis points lower during the 12 months ending March 31 2012, interest expense on our variable rate debt would decrease by $210,000.

The weighted-average interest rates of our fixed rate debt and variable rate debt at March 31, 2011 were 5.66% and 5.57%, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 13d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Please see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933.

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,526,316 shares of common stock under our dividend reinvestment plan, was declared effective under the Securities Act of 1933. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share, with discounts available to certain categories of purchasers. The 10,526,316 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $9.50 per share. We will offer shares in our primary offering until the earlier of August 7, 2011, unless extended, or until all 100,000,000 shares are sold in the primary offering. We may sell shares under the dividend reinvestment plan beyond the termination of the primary offering until we have sold all the shares under the plan.

From the commencement of our ongoing initial public offering through March 31, 2011, we had accepted investors’ subscriptions for and issued 2,780,490 shares of common stock in our ongoing initial public offering for gross offering proceeds of $27,467,000, including 44,687 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $425,000.

As of March 31, 2011, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. The dealer manager re-allowed all of the selling commissions and a portion of the dealer manager fees to participating broker dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$2,488,000	Actual

Other underwriting compensation		Actual

Organization and offering costs	2,329,000	Actual

Total expenses	$4,817,000

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program; capital expenditures; tenant improvement costs and other funding obligations. As of March 31, 2011, we have used the net proceeds from our ongoing primary public offering and debt financing to invest $66,126,000 in real estate properties, including $2,171,000 of acquisition expenses.

For the three months ended March 31, 2011, we did not redeem any shares of our common stock pursuant to our share redemption program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	RESERVED.

None.

ITEM 5.	OTHER INFORMATION.

On March 31, 2011, we entered into an interest rate swap agreement with KeyBank in the notional amount of $16 million with an interest rate cap of 7%, effective April 4, 2011.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNP Strategic Retail Trust, Inc.

Date: May 13, 2011	By:	/s/ Anthony W. Thompson
Anthony W. Thompson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ James R. Wolford
James R. Wolford
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in the Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix C to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix D to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

10.1	Purchase and Sale Agreement, dated August 16, 2010, by and between TNP Acquisitions, LLC and 525, 605, 655, 675, 715, 725, 755, 775 & 785 West Craig Road Holdings, LLC (incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K, filed on April 5, 2011 (the “April 5 Form 8-K”))

10.2	Reinstatement and Second Amendment to Purchase and Sale Agreement, dated September 29, 2010, by and between TNP Acquisitions, LLC and 525, 605, 655, 675, 715, 725, 755, 775 & 785 West Craig Road Holdings, LLC (incorporated by reference Exhibit 10.2 to the April 5 Form 8-K)

10.3	Fourth Amendment to Purchase and Sale Agreement, dated March 15, 2011, by and between TNP Acquisitions, LLC and 525, 605, 655, 675, 715, 725, 755, 775 & 785 West Craig Road Holdings, LLC (incorporated by reference Exhibit 10.3 to the April 5 Form 8-K)

10.4	Assignment of Purchase and Sale Agreement, dated March 30, 2011, by and between TNP Acquisitions, LLC and TNP SRT Craig Promenade, LLC (incorporated by reference Exhibit 10.4 to the April 5 Form 8-K)

10.5	Property and Asset Management Agreement, dated March 30, 2011, by and between TNP SRT Craig Promenade, LLC and TNP Property Manager, LLC (incorporated by reference Exhibit 10.5 to the April 5 Form 8-K)

10.6	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 30, 2011, by TNP SRT Craig Promenade, LLC for the benefit of KeyBank National Association (incorporated by reference Exhibit 10.6 to the April 5 Form 8-K)

10.7	Environmental and Hazardous Substances Indemnity Agreement, dated as of March 30, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP Strategic Retail Operating Partnership, L.P. and TNP Strategic Retail Trust, Inc. (incorporated by reference Exhibit 10.7 to the April 5 Form 8-K)

10.8	First Omnibus Amendment and Reaffirmation of Loan Documents, dated as of March 30, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, KeyBank National Association, TNP Strategic Retail (incorporated by reference Exhibit 10.8 to the April 5 Form 8-K)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.