Form 10-Q
period 2011-06-30
TNP Strategic Retail Trust, Inc.
filed 2011-08-15
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 9, 2011, there were 3,905,563 shares of the Registrant’s common stock issued and outstanding.

TNP STRATEGIC RETAIL TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three and six months ended June 30, 2011, have been prepared by TNP Strategic Retail Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 1, 2011 (the “Form 10-K”). The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1.	FINANCIAL STATEMENTS

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments in real estate
Land	$25,979,000	$20,444,000
Building and improvements	40,557,000	24,675,000
Tenant improvements	2,333,000	1,723,000

	68,869,000	46,842,000
Accumulated depreciation	(1,886,000)	(1,045,000)

Investments in real estate, net	66,983,000	45,797,000
Investments in mortgage notes receivable, net	18,000,000	—

Investments in real estate and mortgage assets, net	84,983,000	45,797,000

Cash and cash equivalents	581,000	1,486,000
Restricted cash	436,000	501,000
Prepaid expenses and other assets	684,000	173,000
Accounts receivable, net of allowance for doubtful accounts of $203,000 and $147,000	825,000	563,000
Acquired lease intangibles, net	9,020,000	8,125,000

Deferred costs
Organization and offering	1,590,000	1,571,000
Financing fees, net	1,350,000	673,000

Total deferred costs, net	2,940,000	2,244,000

Assets held for sale	4,533,000	—

TOTAL	$104,002,000	$58,889,000

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$1,144,000	$760,000
Amounts due to affiliates	2,443,000	1,834,000
Other liabilities	401,000	383,000
Notes payable	74,566,000	39,164,000
Acquired below market lease intangibles, net	2,708,000	2,592,000

Total liabilities	81,262,000	44,733,000

COMMITMENTS AND CONTINGENCIES
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value per share; 400,000,000 shares authorized; 3,516,034 issued and outstanding at June 30, 2011, 2,382,317 issued and outstanding at December 31, 2010	35,000	24,000
Additional paid-in capital	31,814,000	20,792,000
Accumulated deficit	(10,531,000)	(6,657,000)

Total stockholders’ equity	21,318,000	14,159,000
Non-controlling interest
Common unit holders in the operating partnership	1,422,000	(3,000)

Total equity	22,740,000	14,156,000

TOTAL	$104,002,000	$58,889,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Rental	$2,281,000	$592,000	$4,056,000	$864,000

Expense:
Operating and maintenance	1,002,000	245,000	1,784,000	403,000
General and administrative	564,000	301,000	982,000	678,000
Depreciation and amortization	887,000	262,000	1,576,000	356,000
Acquisition expenses	1,042,000	822,000	1,452,000	834,000
Interest expense	823,000	344,000	1,503,000	561,000

	4,318,000	1,974,000	7,297,000	2,832,000

Loss before other income (expense)	(2,037,000)	(1,382,000)	(3,241,000)	(1,968,000)

Other income and expense:
Interest income	133,000	1,000	134,000	3,000

Loss before discontinued operations	(1,904,000)	(1,381,000)	(3,107,000)	(1,965,000)
Income (loss) from discontinued operations	100,000	14,000	86,000	21,000

Net loss	$(1,804,000)	$(1,367,000)	$(3,021,000)	$(1,944,000)

Net loss attributable to non-controlling interests	136,000	1,000	137,000	4,000

Net loss attributable to common stockholders	$(1,668,000)	$(1,366,000)	$(2,884,000)	$(1,940,000)

Net earnings (loss) per share — basic and diluted
Continuing operations	$(0.57)	$(1.19)	$(1.06)	$(2.11)
Discontinued operations	$0.03	$0.01	$0.03	$0.02
Weighted average number of common shares outstanding — basic and diluted	3,106,448	1,159,403	2,805,487	929,727

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Unaudited)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- controlling Interest	Total Equity
BALANCE — December 31, 2010	2,382,317	$24,000	$20,792,000	$(6,657,000)	$14,159,000	$(3,000)	$14,156,000

Issuance of common stock	1,087,130	11,000	10,819,000	—	10,830,000	—	10,830,000

Issuance of common units	—	—	1,004,000	—	1,004,000	1,583,000	2,587,000

Share redemptions	(1,000)	—	(10,000)	—	(10,000)	—	(10,000)

Offering costs	—	—	(1,260,000)	—	(1,260,000)	—	(1,260,000)

Issuance of restricted stock	15,000	—	135,000	—	135,000	—	135,000

Deferred stock compensation	—	—	24,000	—	24,000	—	24,000

Issuance of common stock under DRIP	32,587	—	310,000	—	310,000	—	310,000

Distributions	—	—	—	(990,000)	(990,000)	(21,000)	(1,011,000)

Net loss	—	—	—	(2,884,000)	(2,884,000)	(137,000)	(3,021,000)

BALANCE — June 30, 2011	3,516,034	$35,000	$31,814,000	$(10,531,000)	$21,318,000	$1,422,000	$22,740,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,021,000)	$(1,944,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs and note payable premium/discount	102,000	120,000
Depreciation and amortization	1,576,000	372,000
Amortization of above and below market leases	(115,000)	—
Allowance for doubtful accounts	56,000	—
Stock based compensation	159,000	28,000
Changes in assets and liabilities:
Prepaid expenses and other assets	(93,000)	410,000
Accounts receivables	(318,000)	(66,000)
Deferred costs	(19,000)	—
Accounts payable and accrued expenses	307,000	(7,000)
Amounts due to affiliates	609,000	88,000
Other liabilities	(400,000)	50,000
Restricted cash from operational expenditures	31,000	(169,000)

Net cash used in operating activities	(1,126,000)	(1,118,000)

Cash flows from investing activities:
Investments in real estate	(25,361,000)	(5,462,000)
Notes receivable	(18,000,000)	—
Net change in restricted cash for capital expenditures	34,000	(200,000)

Net cash used in investing activities	(43,327,000)	(5,662,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	10,819,000	9,491,000
Redemption of stock	(10,000)	—
Distributions	(623,000)	(189,000)
Payment of offering costs	(1,260,000)	(1,011,000)
Proceeds from notes payable	42,046,000	—
Repayment of notes payable	(6,591,000)	(88,000)
Loan fees	(833,000)	(209,000)

Net cash provided by financing activities	43,548,000	7,994,000

Net (decrease) increase in cash and cash equivalents	(905,000)	1,214,000
Cash and cash equivalents — beginning of period	1,486,000	1,106,000

Cash and cash equivalents — end of period	$581,000	$2,320,000

Supplemental disclosure of non-cash financing activities:
Common units issued in acquisition of real estate	$2,587,000	$—
Increase to tenant improvements	17,000	—
Deferred organization and offering costs accrued	7,000	126,000
Issuance of common stock under the DRIP	310,000	90,000
Distributions declared but not paid	150,000	58,000
Notes payable assumed upon investment in real estate	—	20,741,000
Accrued sales commissions and dealer manager fees	60,000	55,000
Cash paid for interest	$607,000	$323,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

On November 12, 2009, the Company achieved the minimum offering amount of $2,000,000 and pursuant to the terms of the Offering, proceeds were released to the Company from an escrow account. From commencement of the Offering through June 30, 2011, the Company had accepted investors’ subscriptions for, and issued, 3,516,034 shares of the Company’s common stock, including 62,367 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $34,425,000.

On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property, TNP Strategic Retail Operating Partnership, LP, the Company’s operating partnership (the “OP”), issued 287,472 units of common limited partnership interests (the “Common Units”) to certain of the sellers of the Pinehurst Square property who elected to receive Common Units for an aggregate value of approximately $2,587,249, or $9.00 per Common Unit.

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

As of June 30, 2011, the Company’s portfolio included (1) six properties comprising 615,000 rentable square feet of multi-tenant retail and commercial space located in five states and (2) three distressed mortgage loans secured by a multi-tenant retail center and approximately 32 acres of undeveloped land. As of June 30, 2011, the rentable space at the Company’s retail properties was 83.0% leased.

The Company’s advisor is TNP Strategic Retail Advisor, LLC, a Delaware limited liability company (“Advisor”). Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business is conducted through the OP. The initial limited partners of the OP are Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP OP”). Advisor has invested $1,000 in the OP in exchange for common limited partnership units and TNP OP has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it transfers substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of June 30, 2011 and December 31, 2010, the Company owned 92.42% and 99.96%, respectively, of the limited partnership interest in the OP. As of June 30, 2011 and December 31, 2010, Advisor owned 0.03% and 0.04%, respectively, of the limited partnership interest in the OP. TNP OP owned 100% and 100% of the outstanding Special Units as of June 30, 2011 and December 31, 2010, respectively.

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

The Company evaluates the need to consolidate joint ventures and consolidates joint ventures that it determines to be variable interest entities for which it is the primary beneficiary. The Company also consolidates joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Non-Controlling Interests

The Company accounts for non-controlling interests in accordance with FASB ASC 810, Consolidation. In accordance with FASB ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parents stockholders’ equity. Net loss attributable to non-controlling interests is presented as a reduction from net income in calculating net loss available to common stockholders on the statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, FASB ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their redemption value as of the balance sheet date and reported as temporary equity. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made, the resulting adjustment is recorded in the consolidated statement of operations.

The Company evaluates the need to consolidate joint ventures based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2011, the Company did not have any joint ventures.

Use of Estimates

The preparation of the Company’s financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and the Company’s disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s results of operations to those of companies in similar businesses. The Company considers significant estimates to include impairments, purchase price allocations, allowance for doubtful accounts, depreciation, amortization, and fair market valuations, among others.

Cash and Cash Equivalents

        Cash and cash equivalents represents current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. As of June 30, 2011, the Company did not have cash balances in excess of federally insured limits. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash.

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

Acquisition costs are expensed as incurred and costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the six months ended June 30, 2011, the Company acquired (1) two properties, recorded the acquisitions as business combinations and (2) three distressed mortgage loans, recorded the acquisitions as business combinations and expensed $1,452,000 of acquisition costs. During the six months ended June 30, 2010, the Company acquired one property, the Waianae Mall property, and expensed $834,000 of acquisition costs.

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

Real Estate Loans Receivable

The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance.

As of June 30, 2011, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the three and six months ended June 30, 2011. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

Interest income on the Company’s real estate loans receivable is recognized on an accrual basis over the life of the investment using the interest method. Direct loan origination fees and origination or acquisition costs, as well as acquisition premiums or discounts, are amortized over the term of the loan as an adjustment to interest income. The Company places loans on nonaccrual status when any portion of principal or interest is 90 days past due, or earlier when concern exists as to the ultimate collection of principal or interest. When a loan is placed on nonaccrual status, the Company reverses the accrual for unpaid interest and generally does not recognize subsequent interest income until cash is received, or the loan returns to accrual status. The Company will resume the accrual of interest if it determines the collection of interest according to the contractual terms of the loan is probable.

The Company generally recognizes income on impaired loans on either a cash basis, where interest income is only recorded when received in cash, or on a cost-recovery basis, where all cash receipts are applied against the carrying value of the loan. The Company considers the collectability of the loan’s principal balance in determining whether to recognize income on impaired loans on a cash basis or a cost-recovery basis.

In addition, as of June 30, 2011, the Company’s investment in three distressed mortgage loans was not deemed to be impaired. During the six months ended June 30, 2011, the Company recognized $133,000 of interest income related to these loans. Additionally, as of June 30, 2011, the Company had recorded interest income receivable of $133,000, all of which was received in July 2011, related to the three distressed mortgage loans. As of June 30, 2011, the Company determined that the carrying value of the mortgage loans were fully secured by the collateral, and as a result, the Company had not recorded an impairment charge related to its investment in the mortgage loans as of June 30, 2011.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. As of June 30, 2011 and December 31, 2010, the Company did not record any reserves for loan losses.

The asset-specific reserve component relates to reserves for losses on loans considered impaired. The Company considers a loan to be impaired when, based upon current information and events, it believes that it is probable that the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. The Company also considers a loan to be impaired if it grants the borrower a concession through a modification of the loan terms or if it expects to receive assets (including equity interests in the borrower) with fair values that are less than the carrying value of the loan in satisfaction of the loan. A reserve is established when the present value of payments expected to be received, observable market prices, the estimated fair value of the collateral (for loans that are dependent on the collateral for repayment) or amounts expected to be received in satisfaction of a loan are lower than the carrying value of that loan.

Failure to recognize impairments would result in the overstatement of earnings and the carrying value of the Company’s real estate loans held for investment. Actual losses, if any, could differ significantly from estimated amounts.

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

Impairment of Investments in Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The Company did not record any impairment loss on its investments in real estate and related intangible assets during the six months ended June 30, 2011 and 2010.

Fair Value Measurements

Under GAAP, the Company is required to measure certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•

Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are both significant to the fair value measurement and unobservable.

When available, the Company utilizes quoted market prices from independent third-party sources to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The Company considers the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

The Company considers the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of June 30, 2011 and December 31, 2010, the Company’s deferred financing costs were $1,350,000 and $673,000 respectively, net of amortization.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. The proposed guidance in ASU No. 2010-20 is effective for interim and annual periods beginning after June 15, 2011, in conjunction with the effective date of ASU No. 2011-02. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact to its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update, No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU No. 2010-29”). Effective for periods beginning after December 15, 2010, ASUC No. 2010-29 specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 only applies to disclosures in Note 4 below related to acquisitions and is not expected to have a significant impact on the Company’s footnote disclosures.

3. ACQUISITIONS OF REAL ESTATE

During the six months ended June 30, 2011, the Company acquired the following properties:

							Intangibles
Property	Location	Acquisition Date	Acquisition Costs	Land	Building and Improvements	Tenant Improvements	Acquired In Place Lease Intangibles	Above- Market Lease Assets	Below- Market Lease Liabilities	Purchase Price
Craig Promenade	Las Vegas, NV	3/30/2011	$412,000	$3,650,000	$7,696,000	$232,000	$1,004,000	$487,000	$269,000	$12,800,000
Pinehurst Square East	Bismarck, ND	5/26/2011	$439,000	$3,270,000	$10,116,000	$334,000	$1,138,000	$271,000	$128,000	$15,000,000

For the three months ended June 30, 2011, amortization expense for acquired lease intangibles was $127,000. For the six months ended June 30, 2011, amortization expense for acquired lease intangibles was $129,000. The acquired lease intangibles have a weighted average remaining life of 7.43 years as of June 30, 2011.

As of June 30, 2011, Craig Promenade had 91,750 rentable square feet, of which 71,134, or 77.5% was leased. For the three months ended June 30, 2011, the Company recognized $411,000 in total revenue from Craig Promenade. For the six months ended June 30, 2011, the Company recognized $420,000 in total revenue from Craig Promenade.

As of June 30, 2011, Pinehurst Square East had 114,292 rentable square feet, of which 103,290, or 90.4%, was occupied. For the three and six months ended June 30, 2011, the Company recognized $161,000 in total revenue from Pinehurst Square East.

The Company acquired Craig Promenade for an aggregate purchase price of approximately $12,800,000. The Company financed the payment of the purchase price for Craig Promenade with (1) proceeds from the Company’s initial public offering and (2) approximately $8,750,000 in funds borrowed under the OP’s revolving credit agreement (the “Credit Agreement”) with KeyBank National Association (“KeyBank”).

The Company acquired Pinehurst Square East in exchange for aggregate consideration, valued at approximately $15,000,000, comprised of (1) an aggregate cash payment to certain of the sellers of the property who elected to receive cash in the amount of approximately $842,000, (2) the issuance of 287,472 Common Units to certain of the sellers of the property who elected to receive Common Units, with an aggregate value of approximately $2,587,249, or $9.00 per Common Unit, and (3) the repayment of the outstanding balance payable under a loan in the original principal amount of $13,200,000 secured by Pinehurst Square East.

4. PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2011 and 2010. The Company acquired one property during the three and six months ended June 30, 2010 and two properties during the three and six months ended June 30, 2011, all of which were accounted for as business combinations.

For the three and six months ended June 30, 2010, the below unaudited pro forma information has been prepared to give effect to the acquisitions of the Waianae Mall, the Northgate Plaza, the San Jacinto Esplanade, the Craig Promenade and the Pinehurst Square East properties, as if the acquisitions occurred on January 1, 2010.

For the three and six months ended June 30, 2011, the below unaudited pro forma information has been prepared to give effect to the acquisitions of the Craig Promenade and the Pinehurst Square East properties, as if the acquisitions occurred on January 1, 2011.

This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor does it purport to predict the results of operations for future periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	(Unaudited)		(Unaudited)
	2011 (1)	2010 (2)	2011 (3)	2010 (4)
Revenues	$2,541,000	$2,460,000	$5,029,000	$3,914,000

Net loss	$(2,098,000)	$(2,558,000)	$(4,242,000)	$(4,496,000)

Net loss per common share, basic and diluted	$(0.68)	$(2.21)	$(1.51)	$(4.84)

Weighted-average number of common shares outstanding, basic and diluted	3,106,448	1,159,403	2,805,487	929,727

(1)	The June 30, 2011 pro forma financials include actual results for Moreno Marketplace, Waianae Mall, Northgate Plaza, San Jacinto Esplanade and Craig Promenade, and pro forma quarterly results for Pinehurst Square East.
(2)	The June 30, 2010 pro forma financials include actual results for Moreno Marketplace and pro forma quarterly results for Waianae Mall, Northgate Plaza, San Jacinto Esplanade, Craig Promenade and Pinehurst Square East.
(3)	The June 30, 2011 pro forma financials include actual results for Moreno Marketplace, Waianae Mall, Northgate Plaza, and San Jacinto Esplanade and pro forma quarterly results for Craig Promenade and Pinehurst Square East.
(4)	The June 30, 2010 pro forma financials include actual results for Moreno Marketplace and pro forma quarterly results for Waianae Mall, Northgate Plaza, San Jacinto Esplanade, Craig Promenade and Pinehurst Square East.

5. INVESTMENTS IN REAL ESTATE

As of June 30, 2011, the Company’s real estate portfolio was comprised of six retail properties encompassing approximately 615,025 rentable square feet and was approximately 83.0% leased. The following table provides summary information regarding the properties owned by the Company as of June 30, 2011:

Property	Location	Property Leasable Square Feet	% of portfolio Leasable Square Feet	Date Acquired	Purchase Price	Annualized Base Rent (1)	% of Annualized Base Rent	Occupancy (2)	Average Annual Rent Per Leased Square Feet (3)
Moreno Marketplace	Moreno Valley, CA	78,743	12.8%	11/19/2009	$12,500,000	$1,131,000	13.9%	75.0%	$14.62
Waianae Mall	Waianae, HI	170,275	27.7%	6/4/2010	25,688,000	2,975,000	35.0%	85.2%	$16.85
Northgate Plaza	Tucson, AZ	103,492	16.8%	7/6/2010	8,050,000	823,000	11.0%	92.0%	$8.70
San Jacinto	San Jacinto, CA	56,473	9.2%	8/11/2010	7,088,000	605,000	7.2%	70.8%	$10.45
Craig Promenade	Las Vegas, NV	91,750	14.9%	3/30/2011	12,800,000	1,301,000	16.0%	77.5%	$14.29
Pinehurst Square East	Bismarck, ND	114,292	18.6%	5/26/2011	15,000,000	1,382,000	16.9%	90.4%	$12.09

Total		615,025	100%		$81,126,000	$8,194,000	100%	83.0%	$13.97	(4)

(1)	Annualized base rent represents annualized contractual base rental income as of June 30, 2011.
(2)	Occupancy includes all leased space of the respective acquisition.
(3)	Average annual rent per leased square foot based on leases in effect as of June 30, 2011.
(4)	Weighted Average

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2011, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 20.67 years with a weighted-average remaining term (excluding options to extend) of 6.79 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated unaudited balance sheets and totaled $261,000 and $166,000 as of June 30, 2011 and December 31, 2010, respectively.

As of June 30, 2011, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

July 1, 2011 through December 31, 2011	$3,466,000
2012	6,249,000
2013	5,604,000
2014	5,165,000
2015	4,399,000
Thereafter	23,785,000

$48,668,000

As of June 30, 2011, the Company had a concentration of credit risk related to the following tenants’ leases that represented more than 10% of a retail property’s annualized base rent:

Tenant	Property	Annualized Base Rent(1)	Percent of Property Annualized Base Rent	Annualized Base Rent Per Square Foot	Lease Expiration(2)
Stater Brothers	Moreno Marketplace	$730,000	63.9%	$16.59	November 2028
Wells Fargo	Moreno Marketplace	$120,000	10.5%	$24.00	November 2023
Longs Drugs	Waianae Mall	$630,000	22.0%	$26.12	January 2021
Wal-Mart	Northgate Plaza	$245,000	27.2%	$5.74	May 2025
Dollar Tree Stores	Northgate Plaza	$106,000	11.8%	$8.63	January 2015
Huey Tran DDS	San Jacinto Esplanade	$84,000	14.2%	$38.04	April 2018
Fresh N Easy	San Jacinto Esplanade	$175,000	29.7%	$12.43	October 2027
Jack in the Box	San Jacinto Esplanade	$75,000	12.7%	$28.26	March 2027
Big Lots Store, Inc	Craig Promenade	$348,000	26.5%	$11.50	January 2016
S.L. Investments	Craig Promenade	$147,000	11.2%	$45.97	February 2032
Old Navy	Pinehurst Square	$184,000	13.3%	$12.00	November 2011
TJX Companies	Pinehurst Square	$247,000	17.9%	$9.50	March 2017

		$3,091,000

(1)	Annualized base rent represents annualized contractual base rental income as of June 30, 2011.
(2)	Represents the expiration dates of leases as of June 30, 2011 and does not take into account any tenant renewal options.

6. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of June 30, 2011 and December 31, 2010, the Company’s acquired lease intangibles and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows:

	Acquired Lease Intangibles		Below-Market
			Lease Liabilities
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Cost	$10,819,000	$9,370,000	$(3,287,000)	$(2,890,000)
Accumulated Amortization	(1,799,000)	(1,245,000)	579,000	298,000

Net Amount	$9,020,000	$8,125,000	$(2,708,000)	$(2,592,000)

Increases (decreases) in net income as a result of amortization of the Company’s acquired lease intangibles and below-market lease liabilities for the three months ended June 30, 2011 and 2010 are as follows:

	Acquired Lease Intangibles		Below-Market Lease Liabilities
	For the Three Months Ended		For the Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amortization	$(410,000)	$(149,000)	$148,000	$36,000

Increases (decreases) in net income as a result of amortization of the Company’s acquired lease intangibles and below-market lease liabilities for the six months ended June 30, 2011 and 2010 are as follows:

	Acquired Lease Intangibles		Below-Market Lease Liabilities
	For the Six Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Amortization	$(554,000)	$(194,000)	$280,000	$36,000

7. NOTES RECEIVABLE

The following table summarizes the Company’s loans receivable:

	June 30, 2011			December 31, 2010
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mortgage	$18,000,000	$—	$18,000,000	$—	$—	$—
Other	—	—	—	—	—	—
Unamortized discounts, fees and costs	—	—	—	—	—	—
Allowance for loan losses	—	—	—	—	—	—

	$18,000,000	$—	$18,000,000	$—	$—	$—

On June 29, 2011, (the “Note Closing Date”), the Company, through TNP SRT Constitution Trail, LLC (“TNP SRT Constitution”), a wholly owned subsidiary of the OP, acquired an indirect interest in three distressed mortgage loans from M&I Marshall & Ilsley Bank, a Wisconsin state-chartered bank (the “Mortgage Lender”), to Constitution Trail, LLC, an unaffiliated third party borrower (the “Borrower”), in the original aggregate principal amount of $42,467,593 (collectively, the “Mortgage Loans”). The Mortgage Loans are secured by a multi-tenant retail center, commonly known as the Constitution Trail Centre (the “Constitution Trail Property”), and approximately 28 acres of land located in Normal, Illinois, a suburb of Bloomington, Illinois. As of the Note Closing Date, the Mortgage Loans had an outstanding principal balance of $42,208,703.

TNP SRT Constitution Trail, LLC acquired the Mortgage Loans for an aggregate purchase price of $18,000,000, exclusive of closing costs. TNP SRT Constitution financed the payment of the purchase price for the Mortgage Loans with a combination of (1) proceeds from the Offering, and (2) the proceeds of a loan from TL DOF III Holding Corporation, an unaffiliated third party lender (“Acquisition Lender”), in the aggregate principal amount of $15,300,000 (the “Acquisition Loan”) and (3) a loan from TNP 2008 Participating Notes Program, LLC, an affiliate of the Sponsor, in the aggregate principal amount of $995,000. For additional information on the terms of the Acquisition Loan, see Note 8.

The Mortgage Loans are evidenced by (1) a Split, Amended and Restated Promissory Note A-1, dated January 12, 2010, in the original principal amount of $32,000,000 (“Note A-1”), (2) a Split, Amended and Restated Promissory Note A-2, dated January 12, 2010, in the original principal amount of $8,867,593 (“Note A-2”), and (3) a Promissory Note B, dated January 12, 2010, in the original principal amount of $1,600,000 (“Note B”, and together with Note A-1 and Note A-2, the “Mortgage Notes”).

Note A-1 and Note A-2 both have an original maturity date of July 12, 2010, subject to one possible six-month extension of their maturity dates. Note B has an original maturity date of April 15, 2015, subject to acceleration of maturity upon an event of default under Note B or any other Mortgage Note. Note A-1 and Note A-2 both bear interest at a rate equal to (1) a variable rate based upon the average of the interbank offered rates for dollar deposits in the London market as quoted in The Wall Street Journal plus (2) 3.5%, provided that the interest rate will never be less than 5.0% per annum. Note B bears interest at a rate of 6.0% per annum. Upon the occurrence of and during the continuance of any event of default under any Mortgage Note, the Mortgage Notes bear interest at a rate equal to the lesser of (1) the otherwise applicable interest rate plus 5.0% or (2) the maximum rate of interest allowed by applicable law. The Borrower is in default under the Mortgage Loans and the Company is currently considering a number of options with respect to the Mortgage Loans, including, but not limited to, negotiating a deed-in-lieu of foreclosure with respect to the Constitution Trail Property and is also pursuing foreclosure proceedings against the Borrower.

The Borrower’s obligations under the Mortgage Loans are secured by (1) a Construction Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing by the Borrower for the benefit of the Mortgage Lender (as amended, the “Construction Mortgage”) with respect to the Constitution Trail Property, (2) an Assignment of Rents and Leases by the Borrower for the benefit of the Mortgage Lender (as amended, the “Assignment of Rents and Leases”) with respect to the Constitution Trail Property, and (3) joint and several guaranties (the “Mortgage Loan Guaranties”) issued by Roger S. “Steve” Clary, Terry L. Clauff, David Rose and Borrower (collectively, the “Mortgage Guarantors”) in favor of the Mortgage Lender. On the Note Closing Date, the Construction Mortgage, the Assignment of Rents and Leases, the Mortgage Notes and all other loan documents related to the Mortgage Loans were assigned from Mortgage Lender to TNP SRT Constitution pursuant to an Assignment of Mortgage, an Assignment of Assignment of Rents and Leases and a General Assignment, each by and between the Mortgage Lender and TNP SRT Constitution. The Mortgage Loan Guaranties remain in effect.

8. NOTES PAYABLE

As of June 30, 2011 and December 31, 2010, the Company’s notes payable, consisted of the following:

	Principal as of June 30, 2011		Principal as of December 31, 2010		Interest Rate at June 30, 2011 (1)	Maturity Date (2)
Waianae Mortgage Loan (3)	$20,342,000	(4)	$20,531,000	(9)	5.39%	October 5, 2015
Northgate Mortgage Loan	—		4,325,000	(10)	—	July 15, 2027
Convertible Note (11)	1,250,000		1,250,000		8.00%	November 18, 2015
KeyBank Line of Credit- Tranche A (5)	36,968,000		11,966,000		5.50%	December 17, 2013 (7)
KeyBank Line of Credit- Tranche B (5)	—		1,327,000		—	June 30, 2011
Constitution Trail Acquisition Loan	15,300,000	(8)	—		15.00%	October 31, 2014
Short Term Loan (6)	995,000		—		14.00%	July 29, 2011

Subtotal	74,855,000		39,399,000
Less unamortized discount	(289,000)		(235,000)

Total	$74,566,000		$39,164,000

(1)	Represents the interest rate in effect under the loan as of June 30, 2011. The interest rate is calculated as the actual interest rate in effect at June 30, 2011.
(2)	Represents the respective contractual maturity dates as of June 30, 2011. Subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3)	Represents a mortgage loan assumed by the Company in connection with the acquisition of Wainanae Mall.
(4)	Represents Waianae mortgage loan, excluding unamortized discount of $276,000.

(5)	In March 2011 and June 2011, the Company entered into two interest rate cap agreements with KeyBank in the notional amounts of $16.0 million and $10.0 million and interest rate caps of 7%, effective on April 4, 2011 and June 15, 2011, respectively. Neither interest rate cap agreement is designated as a hedge and both have termination dates of April 4, 2012.
(6)	Represents a loan from an affiliated program sponsored by the Sponsor, in the aggregate principal amount of $995,000 in connection with the acquisition of the Mortgage Loans. See “TNP Notes Loan” below.
(7)	The Company has a one year extension of the Tranche A maturity date subject to certain conditions as set forth in the Credit Agreement.
(8)	Represents Constitution Trail Acquisition Loan, excluding unamortized discount of $12,000.
(9)	Represents Waianae Mortgage Loan, excluding unamortized discount of $308,000.
(10)	Represents Northgate Mortgage Loan, excluding unamortized premium of $73,000.
(11)	Represents a subordinated note from an unrelated third party, in the aggregate principal amount of $1,250,000 in connection with the acquisition of the Moreno property. Pursuant to the terms of the note, the note is no longer convertible.

During the three months ended June 30, 2011 and 2010, the Company incurred $823,000 and $349,000, respectively, of interest expense, which included the amortization of deferred financing costs of $107,000 and $81,000, respectively. During the three months ended June 30, 2011 and 2010, interest expense also included the amortization of net premium/discount of $(56,000) and $5,000, respectively. As of June 30, 2011 and December 31, 2010, interest expense payable was $272,000 and $136,000, respectively.

During the six months ended June 30, 2011 and 2010, the Company incurred $1,503,000 and $570,000, respectively, of interest expense, which included the amortization of deferred financing costs of $156,000 and $151,000, respectively. During the six months ended June 30, 2011 and 2010, interest expense also included the amortization of net premium/discount of $(41,000) and $5,000, respectively.

The following is a schedule of maturities for all of the Company’s notes payable outstanding as of June 30, 2011:

	Current Maturity(1)	Fully Extended Maturity (1) (2)
July 1, 2011 through December 31, 2011	$1,187,000	$1,187,000
2012	400,000	400,000
2013	37,394,000	426,000
2014	15,749,000	52,717,000
2015	20,125,000	20,125,000
Thereafter	—	—

	$74,855,000	$74,855,000

(1)	Represents total notes payable, excluding unamortized premium of $289,000.
(2)	Represents the maturities of all notes payable outstanding as of June 30, 2011 assuming the Company exercises all extension options available under the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Certain of the Company’s notes payable contain financial and non-financial debt covenants. As of June 30, 2011, the Company was not in compliance with all debt covenants. However, the Company received a waiver from KeyBank as discussed below.

Line of Credit

On December 17, 2010, the Company, through its wholly owned subsidiary, TNP SRT Secured Holdings, LLC (“TNP SRT Holdings”), entered into a Credit Agreement with KeyBank (the “Credit Agreement”) to establish a secured revolving credit facility (the “Credit Facility”) with an initial maximum aggregate commitment of $35 million. The commitment may be increased, subject to certain conditions, in minimum increments of $5 million, by up to $115 million in the aggregate, for a maximum commitment of up to $150 million. The Company may reduce the facility amount at any time, subject to certain conditions, in minimum increments of $5 million, provided that in no event may the facility amount be less than $20 million, unless the commitments are reduced to zero and the Credit Facility is terminated. The proceeds of the Credit Facility may be used by the Company for general corporate purposes, subject to the terms of the Credit Agreement. Tranche B of the Credit Facility in the maximum amount of $5 million matured on June 30, 2011. Tranche A of the Credit Facility matures on December 17, 2013. The Company has the option to extend the Tranche A maturity date for one year subject to certain conditions as set forth in the Credit Agreement.

On May 26, 2011, the Company, the OP, the Sponsor, Anthony W. Thompson, the Company’s Chairman and Chief Executive Officer, and KeyBank amended the Credit Agreement to increase the maximum aggregate commitment of KeyBank under the Credit Agreement from $35 million to $38 million (the “Temporary Increase”), effective June 30, 2011, and increased the aggregate commitment under Tranche A of the Credit Agreement to $38 million. The amendment provided that the Temporary Increase would be available until July 26, 2011, at which time any amounts outstanding under the Credit Agreement in excess of $35 million became immediately due and payable in full. As of June 30, 2011, the outstanding balances under Tranche A and Tranche B of the Credit Facility were $36,968,000 and $0, respectively. In March 2011 and June 2011, the Company entered into two interest rate cap agreements with KeyBank in the notional amounts of $16.0 million and $10.0 million and interest rate caps of libor at 7%, effective on April 4, 2011 and June 15, 2011, respectively. Neither interest rate cap agreement is designated as a hedge.

Borrowings pursuant to the Credit Agreement determined by reference to the Alternative Base Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum in the case of a Tranche A borrowing and 3.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBO Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum in the case of a Tranche A borrowing and 4.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law.

Borrowings under the Credit Agreement are secured by (1) pledges by the Company, the OP, TNP SRT Holdings, and certain subsidiaries of TNP SRT Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of TNP SRT Holdings or the Company which, directly or indirectly, owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations, terms and conditions to be paid, performed or observed with respect to the Credit Agreement, (3) a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in Offering), escrow and security deposit accounts and all cash management services of the Company, the OP TNP SRT Holdings and certain of its subsidiaries, and, (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to the Moreno Marketplace, Northgate Plaza, San Jacinto Esplanade, Craig Promenade, and Pinehurst Square East.

As of June 30, 2011, the outstanding balance under the Credit Agreement was $36,968,000 million. The Credit Agreement and certain notes payable contain customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage. The Company believes it was in compliance with the financial covenants of the Credit Agreement as of June 30, 2011, except for the liquidity covenant. The Company obtained a waiver from KeyBank for the period ended June 30, 2011, due to the minimum liquidity covenant requirement that the Company’s cash and cash equivalents, plus marketable securities and short term investments, exceed $1 million.

As of June 30, 2011, the Company has classified as held for sale portions of four of the Company’s properties, commonly known as “pads,” with a book value of approximately $4.5 million. Future sale of the “pads” may require a pay down of the principal of the KeyBank line of credit.

Acquisition Loan

In connection with the acquisition of the Mortgage Loans (See Note 7), on the Note Closing Date, TNP SRT Constitution borrowed $15,300,000 from the Acquisition Lender pursuant to the Credit Agreement by and among the Acquisition Lender and TNP SRT Constitution (the “Acquisition Credit Agreement”). TNP SRT Constitution paid the Acquisition Lender an origination fee of $76,500 (the “Origination Fee”) in connection with the closing of the Acquisition Loan.

The entire unpaid principal balance of the Acquisition Loan and all accrued and unpaid interest thereon will be due and payable in full on October 31, 2014. The Acquisition Loan bears interest at a rate of 15.0% per annum. After the occurrence of and during the continuance of any event of default under the Acquisition Credit Agreement, the Acquisition Loan will bear interest at a rate of 20.0% per annum. TNP SRT Constitution will pay the Acquisition Lender a late fee in the amount of 5.0% of any installment of principal and interest due under the Acquisition Loan that is more than five days past due. TNP SRT Constitution may voluntarily prepay all, but not less than all, of the Acquisition Loan at any time; provided, however, that (1) TNP SRT Constitution must pay an exit fee equal to 1.0% of the amount being prepaid in connection with any such prepayment (the “Exit Fee”) and any accrued and unpaid interest, and (2) any prepayment made prior to the last month of the term of the Acquisition Loan must be accompanied by a premium in an amount equal to the amount obtained by subtracting (1) all amounts paid by TNP SRT Constitution with respect to the Acquisition Loan (excluding the Origination Fee), from (2) $22,950,000 (the “Applicable Amount”); provided, however, that the Applicable Amount shall be reduced by $1.50 for every $1.00 of the principal amount of the Acquisition Loan that is prepaid on or prior to December 30, 2011, not to exceed, in respect of such prepayments, $10,000,000. Notwithstanding the foregoing, TNP SRT Constitution may prepay up to $10,000,000 of the Acquisition Loan on or before December 30, 2011, which such prepayment will not be subject to the Prepayment Premium, but will be subject to the Exit Fee.

Pursuant to the terms of the Acquisition Credit Agreement, TNP SRT Constitution agreed to (1) prosecute the foreclosure proceedings initiated by the Mortgage Lender, as plaintiff, against the Borrower, the Mortgage Guarantors, and others, as defendants (the “Foreclosure Proceedings”) in accordance with the written instructions of the Acquisition Lender, and (2) not settle, compromise or discontinue the Foreclosure Proceedings without the prior consent of the Acquisition Lender. TNP SRT Constitution also agreed to otherwise enforce the terms and conditions of the Mortgage Loans in accordance with the Acquisition Lender’s instructions, including, if Acquisition Lender so requests, the commencement of an action to enforce the Mortgage Loan Guaranties against Mortgage Loan Guarantors.

TNP SRT Constitution’s obligations under the Acquisition Loan are secured by a pledge by TNP SRT Constitution of all of its right, title and interest in and to, among other things, the Mortgage Loans and all rights to service the Mortgage Loans, all insurance (and the proceeds thereof) relating to the Mortgage Loans and the Constitution Trail Property and all collection and escrow accounts relating to the Mortgage Loans. Pursuant to the Acquisition Credit Agreement, the Company and Anthony W. Thompson, the Company’s Chairman and Chief Executive Officer (the “Acquisition Guarantors”), agreed to jointly and severally guaranty (the “Acquisition Guaranty”) the full and prompt payment and performance of TNP SRT Constitution’s obligations upon, among other events (1), the commencement by TNP SRT Constitution or any Acquisition Guarantor of a voluntary bankruptcy, insolvency, reorganization, liquidation or similar case or proceeding, (2) TNP SRT Constitution’s failure to obtain Acquisition Lender’s prior consent to (i) release the borrower or any of the Mortgage Guarantors from liability under the Mortgage Loans, (ii) release the lien of the Mortgage Loans from all or any portion of the Constitution Trail Property, or (iii) modify, or accept the surrender or waiver of, any of the material terms of the Mortgage Loans, (3) the failure by TNP SRT Constitution and/or the Acquisition Guarantors to comply with the requirements of the Acquisition Credit Agreement upon the acquisition of fee title to the Constitution Trail Property by TNP SRT Constitution or TNP SRT Constitution’s affiliate, or (4) any loss or damage suffered by the Acquisition Lender (including, without limitation, reasonable attorneys’ fees) by reason of TNP SRT Constitution’s failure to prosecute the Foreclosure Proceedings, or otherwise enforce the terms of the Mortgage Loans, in accordance with the Acquisition Lender’s instructions.

If TNP SRT Constitution or its affiliate acquires fee title to the Constitution Trail Property by reason of foreclosure on the Mortgage Loans, the acceptance of a deed in lieu of the foreclosure or otherwise, TNP SRT Constitution or its affiliate, as applicable, will execute and deliver to the Acquisition Lender mortgage loan documents, in customary form, evidencing a new mortgage loan from Acquisition Lender (the “Phase II Loan”), including a mortgage or deed of trust, a promissory note, an assignment of leases and rents and an environmental indemnity, and the Acquisition Guarantors will execute and deliver to Acquisition Lender a customary guaranty of exceptions to the non-recourse nature of the Phase II Loan and an environmental indemnity relating to the Constitution Trail Property (such documents, collectively, the “Phase II Loan Documents”). The economic terms of the Phase II Loan Documents will conform to the economic terms set forth in the Acquisition Credit Agreement, such that the Acquisition Lender’s return will be the same as the return it would have received had the Acquisition Credit Agreement and the other Acquisition Loan documents remained in force and effect.

TNP Notes Loan

On the Closing Date, in connection with the acquisition of the Mortgage Loans, TNP SRT Constitution obtained a loan from TNP 2008 Participating Notes Program, LLC, a program sponsored by the Sponsor, evidenced by a promissory note in the aggregate principal amount of $995,000 (the “TNP Notes Loan”). The TNP Notes Loan bears an interest rate of 14.0% and matured on July 29, 2011. As of June 30, 2011, the TNP Notes had an outstanding balance of principal and loan fees of $1,035,000. The TNP Notes Loan was repaid in July 2011.

9. FAIR VALUE DISCLOSURES

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

At June 30, 2011	Total Value (1)	Fair Value (2)
Notes Payable	$74,855,000	$74,566,000

At December 31, 2010	Total Value (1)	Fair Value (2)
Notes Payable	$39,399,000	$39,164,000

(1)	The total value of the Company’s notes payable represents outstanding principal as of June 30, 2011 and December 31, 2010.
(2)	The fair value of the Company’s notes payable represents outstanding principal as of June 30, 2011 and December 31, 2010, net of unamortized discount and premium. The estimated fair value of our notes payable is based upon indicative market prices of our notes payable.

The fair value of the Mortgage Loans receivable are not readily determinable as the fair value of the subject collateral is not determinable and the Company is unable to project future cash flows.

10. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company sold 22,222 shares of common stock to Sponsor for an aggregate purchase price of $200,000. As of June 30, 2011, Anthony W. Thompson, the Company’s Chief Executive Officer, directly owned $1,000,000 in shares of the Company’s common stock and the Sponsor, which is controlled by Mr. Thompson owned $200,000 in shares of the Company’s stock. As of June 30, 2011 and December 31, 2010, the Company had sold 3,478,534 and 2,390,017 shares of common stock in the Offering and through the DRIP, for gross proceeds of $34,425,000 and $23,613,000, respectively.

The Company’s board of directors is authorized to amend its Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Common Units

On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property, the OP issued 287,472 Common Units to certain of the sellers of the Pinehurst Square East property who elected to receive Units for an aggregate value of approximately $2,587,249, or $9.00 per Common Unit.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of June 30, 2011 and December 31, 2010, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The Company’s share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases pursuant to the share redemption program will be made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. In addition, the Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. During the six months ended June 30, 2011 and 2010, the Company redeemed 1,000 and 0 shares of common stock under its share redemption program.

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

On August 13, 2009, the board of directors of the Company approved a monthly cash distribution of $0.05625 per common share, which represented an annualized distribution of $0.675 per share. The commencement of the distribution was subject to the Company having raised minimum offering proceeds of $2,000,000, the sale of a sufficient number of shares in the Offering to finance an asset acquisition and the identification and completion of an asset acquisition. On November 12, 2009, the Company achieved the minimum offering amount $2,000,000, and on November 19, 2009 the Company completed its first asset acquisition, thus satisfying all of the conditions for the commencement of the monthly distribution. The Company first paid distributions in December 2009.

On May 11, 2010, the board of directors of the Company authorized an increase to the Company’s previously declared monthly cash distribution from $0.05625 to $0.05833 per share of the Company’s common stock, contingent upon the closing of the acquisition of the Waianae Mall. The new monthly distribution amount represents an annualized distribution of $0.70 per share of the Company’s common stock and commenced in the calendar month following the closing of the Company’s acquisition of the Waianae Mall. The Company closed on the Waianae Mall on June 4, 2010, and the new monthly distribution rate began to accrue effective July 1, 2010.

On December 31, 2010, the Company authorized a monthly distribution in the aggregate amount of $136,000, of which $91,000 was paid in cash on January 14, 2011 and $45,000 was paid through the DRIP in the form of additional shares issued on January 1, 2011. On January 31, 2011 the Company authorized a monthly distribution in the aggregate of $141,000, of which $94,000 was paid in cash on February 13, 2011 and $47,000 was paid through the DRIP in the form of additional shares issued on February 1, 2011. On February 28, 2011, the Company authorized a monthly distribution in the aggregate of $146,000, of which $97,000 was paid in cash on March 14, 2011 and $49,000 was paid through the DRIP in the form of additional shares issued on March 1, 2011. On March 31, 2011, the Company authorized a monthly distribution in the aggregate of $155,000 of which $102,000 was paid in cash on April 14, 2011 and $53,000 was paid through DRIP. On April 30, 2011, the Company authorized a monthly distribution in the aggregate of $169,000 of which $113,000 was paid in cash on May 14, 2011 and $56,000 was paid through DRIP. On May 31, 2011, the Company authorized a monthly distribution in the aggregate of $186,000, of which $126,000 was paid in cash on June 14, 2011 and $60,000 was paid through DRIP.

Distribution Reinvestment Plan

The Company has adopted the DRIP which allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP. For the six months ended June 30, 2011 and 2010, $310,000 and $68,000 in distributions were reinvested and 32,587 and 7,753 shares of common stock were issued under the DRIP, respectively.

11. EARNINGS PER SHARE

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

The following table sets forth the computation of the Company’s basic and diluted (loss) earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted (loss) earnings per share calculations:
Net loss	$(1,804,000)	$(1,367,000)	$(3,021,000)	$(1,944,000)
Less: Net loss attributable to noncontrolling interest	136,000	1,000	137,000	4,000

Net loss attributable to common stockholders	(1,668,000)	(1,366,000)	(2,884,000)	(1,940,000)
Less: Allocation to participating securities	(2,000)	(2,000)	(4,000)	(3,000)

Net loss attributable to common stockholders	$(1,670,000)	$(1,368,000)	$(2,888,000)	$(1,943,000)

Denominator for basic and diluted (loss) earnings per share calculations:
Weighted average shares outstanding — basic	3,106,448	1,159,403	2,805,487	929,927
Effect of dilutive shares:
Common units	—	—	—	—

Weighted average shares outstanding — diluted	3,106,448	1,159,403	2,805,487	929,927

Amounts attributable to common stockholders per share — basic and diluted:
Net loss	$(0.54)	$(1.18)	$(1.03)	$(2.09)

Unvested shares from share–based compensation that were anti-dilutive	10,842	10,994	10,424	10,000

12. INCENTIVE AWARD PLAN

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

Pursuant to the Company’s amended and restated independent directors compensation plan, which is a sub-plan of the Incentive Award Plan, the Company granted each of its independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of the $2,000,000 minimum offering amount in the Offering on November 12, 2009. Each new independent director that subsequently joins the board of directors receives the initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the Company’s annual stockholders meetings at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock. The restricted stock vests one-third on the date of grant and one-third on each of the next two anniversaries of the grant date. The restricted stock will become fully vested and non-forfeitable in the event of an independent director’s termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.

Pursuant to the independent directors compensation plan, on June 9, 2011, the Company issued (1) 2,500 shares of restricted common stock to each of Phillip I. Levin and Jeffrey S. Rogers in connection with their reelection to the Company’s board of directors and (2) 5,000 shares of restricted common stock to Peter K. Kompaniez in connection with his initial election to the Company’s board of directors. One-third of the shares of restricted stock granted to Messrs. Levin, Rogers and Kompaniez became non-forfeitable on the date of grant and an additional one third of the shares will become non-forfeitable on each of the first two anniversaries of the date of grant.

On March 24, 2011, Arthur M. Friedman notified the Company of his resignation as a director of the Company and as Chairman of the Audit Committee of the Company (the “Audit Committee”), effective as of April 1, 2011. On April 1, 2011, in connection with Mr. Friedman’s resignation and pursuant to the terms of the Incentive Award Plan, the Company’s board of directors approved the acceleration of the vesting of approximately 3,333 shares of restricted common stock of the Company held by Mr. Friedman so that none of such shares of restricted common stock would be forfeited upon Mr. Friedman’s resignation.

As previously reported, on June 9, 2011, Robert N. Ruth ceased to be a director of the Company and member of the Audit Committee. On June 9, 2011, and pursuant to the terms of the Incentive Award Plan, the Company’s board of directors approved the acceleration of the vesting of approximately 3,333 shares of restricted common stock of the Company held by Mr. Ruth so that none of such shares of restricted common stock would be forfeited.

The accelerated vesting of Messrs. Friedman and Ruth resulted in a reduction of deferred restricted stock grants, a component of additional paid in capital, of $60,000 and an increase in common stock of $60,000.

For the three months ended June 30, 2011 and 2010, the Company recognized compensation expense of $94,000 and $17,000, respectively, related to the restricted common stock grants, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

For the six months ended June 30, 2011 and 2010, the Company recognized compensation expense of $159,000 and $28,000, respectively, related to the restricted common stock grants, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations.

As of June 30, 2011 and December 31, 2010, there was $98,000 and $75,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted common stock. As of June 30, 2011, this expense is expected to be realized over a remaining period of 2.0 years. As June 30, 2011 and December 31, 2010, the fair value of the nonvested shares of restricted common stock was $120,000 and $90,000, respectively. During the three and six months ended June 30, 2011, 15,000 shares were issued and 12,000 shares were vested.

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2010	10,000	$9.00
Granted	—	—
Vested	—	—

Balance — March 31, 2011	10,000	$9.00
Granted	15,000	9.00
Vested	11,667	9.00

Balance — June 30, 2011	13,333	$9.00

13. DISCONTINUED OPERATIONS

The Company reports as discontinued operations, properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income on the condensed consolidated statements of operations under the caption “Discontinued operations”. This reporting has resulted in certain reclassifications of 2010 financial statement amounts.

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2011 and 2010 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Discontinued operations:
Revenues from rental property	$192,000	$26,000	$271,000	$52,000

Rental property expenses	42,000	4,000	99,000	15,000
Depreciation and amortization	50,000	8,000	86,000	16,000

Income (loss) from discontinued operating properties, before income taxes	100,000	14,000	86,000	21,000
Income (loss) from discontinued operations attributable to the Company	$100,000	$14,000	$86,000	$21,000

As of June 30, 2011, the Company had classified as held-for-sale portions of four of the Company’s properties, commonly known as “pads” with a book value of approximately $4.5 million. The Company’s held for sale assets included five pads at the Company’s properties. The Company’s determination of the fair value for these pads of approximately $4.5 million, is based upon percentage of pad revenue to the total revenue of the property. These properties are included in assets held for sale on the Company’s condensed consolidated balance sheets.

Assets held for sale
Land	$1,385,000
Building and site improvements	1,936,000
Tenant improvements	32,000
Lease intangibles	1,120,000
Straight line rent receivable	60,000

Assets classified as held for sale	$4,533,000

14. RELATED PARTY TRANSACTIONS

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

Organization and Offering Costs

Organization and offering costs of the Company (other than selling commissions and the dealer manager fee described below) are initially being paid by Advisor and its affiliates on the Company’s behalf. Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of certain of Advisor’s employees and employees of Advisor’s affiliates and others. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs associated with the Offering, provided the Company is not obligated to reimburse Advisor to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by the Company exceed 3.0% of the gross offering proceeds from the Offering. Any such reimbursement will not exceed actual expenses incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on November 12, 2009, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs.

As of June 30, 2011 and December 31, 2010, organization and offering costs incurred by Advisor on the Company’s behalf were $2,475,000 and $2,265,000, respectively. These costs are payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of the Offering. As of June 30, 2011 and December 31, 2010, organization and offering costs did exceed 3.0% of the gross proceeds of the Offering, thus the amount in excess of the 3.0% limit, or $1,598,000 and $1,571,000, respectively, has been deferred. All organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

Selling Commissions and Dealer Manager Fees

The Dealer Manager receives a sales commission of 7.0% of the gross proceeds from the sale of shares of common stock in the primary offering. The Dealer Manager also receives 3.0% of the gross proceeds from the sale of shares in the primary offering in the form of a dealer manager fee as compensation for acting as our dealer manager. For the three months ended June 30, 2011 and 2010, the Company incurred $428,000 and $315,000 of sales commissions. For the six months ended June 30, 2011 and 2010, the Company incurred $734,000 and $559,000 of sales commissions. For the three months ended June 30, 2011 and 2010, the Company incurred $184,000 and $137,000 of dealer manager fees. For the six months ended June 30, 2011 and 2010, the Company incurred $299,000 and $245,000 of dealer manager fees. As of June 30, 2011, the Company incurred $2,170,000 of sales commissions and $929,000 of dealer manager fees, which are recorded as an offset to additional paid-in-capital.

Reimbursement of Operating Expenses

The Company reimburses Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which the Company’s operating expenses (including the asset management fee as described below) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guidelines”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of 2%/25% guidelines if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended June 30, 2011, the Company’s total operating expenses exceeded the 2%/25% guideline by $290,000, which such excess amount has been approved by the Company’s independent directors.

The Company reimburses Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of the Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives a separate fee or with respect to an officer of the Company. For the three months ended June 30, 2011 and 2010, the Company incurred $66,000 and $25,000 of administrative services to Advisor. For the six months ended June 30, 2011 and 2010, the Company incurred $132,000 and $48,000 of administrative services to Advisor. As of June 30, 2011, administrative services of $173,000 were prepaid and $0 were included in amounts due to affiliates. As of December 31, 2010, administrative services of $23,000 were included in amounts due to affiliates.

Property Management Fee

The Company pays TNP Property Manager, LLC (“TNP Manager”), its property manager and an affiliate of Advisor, a market-based property management fee of up to 5.0% of the gross revenues generated by the properties in connection with the operation and management of properties. TNP Manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers. For the three months ended June 30, 2011 and 2010, the Company incurred $115,000 and $24,000 in property management fees to TNP Manager. For the six months ended June 30, 2011 and 2010, the Company incurred $196,000 and $36,000 in property management fees to TNP Manager. As of June 30, 2011 and December 31, 2010, property management fees of $13,000 and $16,000 were included in amounts due to affiliates.

Acquisition and Origination Fee

The Company pays Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. The Company incurred $825,000 and $110,000 in acquisition fees to the Advisor during the three months ended June 30, 2011 and 2010. The Company incurred $1,145,000 and $752,000 in acquisition fees to Advisor during the six months ended June 30, 2011 and 2010.

The Company pays Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate related loans. The Company incurred $40,000 and $0 of loan origination fees to the Advisor for the three months ended June 30, 2011 and 2010. The Company incurred $40,000 and $0 of loan origination fees to the Advisor for the six months ended June 30, 2011 and 2010. As of June 30, 2011 and December 31, 2010, acquisition and loan origination fees of $390,000 and $0 were included in amounts due to affiliates.

Asset Management Fee

The Company pays Advisor a monthly asset management fee equal to one-twelfth of 0.6% on all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. For the three months ended June 30, 2011 and 2010, the Company incurred $123,000 and $19,000 of asset management fees to Advisor. For the six months ended June 30, 2011 and 2010, the Company incurred $203,000 and $39,000 of asset management fees to Advisor. As of June 30, 2011 and December 31, 2010, asset management fees of $416,000 and $213,000 were included in amounts due to affiliates.

Disposition Fee

If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates also will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. For the three and six months ended June 30, 2011 and 2010, the Company did not incur any disposition fees payable to Advisor.

Guaranty Fee

As part of the acquisition of the Waianae Mall, Anthony W. Thompson, the Company’s Chairman and Chief Executive Officer, guaranteed the mortgage loan assumed by the Company in connection with the acquisition of the Waianae Mall property discussed in Note 8. Additionally, the Sponsor, Mr. Thompson and AWT Family Limited Partnership, a California limited partnership controlled by Mr. Thompson (“AWT”) guaranteed the Credit Agreement discussed in Note 8. In connection with these guaranties, the Company has agreed to pay Mr. Thompson, AWT and the Sponsor certain fees (“guaranty fees”). As discussed in Note 8, in connection with the acquisition of the Mortgage Loans, the Company and Mr. Thompson agreed to jointly and severally guaranty to the Acquisition Lender the full and prompt payment and performance of certain of TNP SRT Constitution’s obligations under the Acquisition Loan. In connection with these guarantees, the Company has agreed to pay Mr. Thompson certain guaranty fees. For the three months ended June 30, 2011 and 2010, the Company incurred $14,000 and $45,000, of guaranty fees. For the six months ended June 30, 2011 and 2010, the Company incurred $54,000 and $14,000, of guaranty fees, respectively. As of June 30, 2011 and December 31, 2010, guaranty fees of $26,000 and $11,000, respectively, were included in amounts due to affiliates.

TNP Notes Loan

In connection with the acquisition of the Mortgage Loans, TNP SRT Constitution obtained a loan from TNP 2008 Participating Notes Program, LLC, an affiliated program sponsored by the Sponsor, evidenced by a promissory note in the aggregate principal amount of $995,000 (the “TNP Notes Loan”). The TNP Notes Loan bears an interest rate of 14% and matured on July 29, 2011. As of June 30, 2011, the TNP Note had an outstanding balance of principal and loan fees of $1,035,000. The TNP Note Loan was repaid in July 2011.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2011 and 2010, respectively, and payable as of June 30, 2011 and December 31, 2010:

	Incurred		Incurred		Payable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
	2011	2010	2011	2010	2011	2010
Expensed
Asset management fees	$123,000	$19,000	$203,000	$39,000	$416,000	$213,000
Reimbursement of operating expenses	66,000	25,000	132,000	48,000	—	23,000
Acquisition fees	825,000	110,000	1,145,000	752,000	390,000	—
Property management fees	115,000	24,000	196,000	36,000	13,000	16,000
Guaranty fees	14,000	45,000	54,000	14,000	26,000	11,000
Organization and offering costs	145,000	286,000	199,000	411,000	1,598,000	1,571,000

Total	$1,560,000	$509,000	$2,044,000	$1,300,000	$2,443,000	$1,834,000

Additional Paid-in Capital
Selling commissions	428,000	315,000	734,000	559,000	42,000	—
Dealer manager fees	184,000	137,000	299,000	245,000	18,000	—

	$612,000	$452,000	$1,033,000	$804,000	$60,000	—

Notes Payable
Notes payable	$995,000	$—	$995,000	$—	$995,000	$—
Loan fees	40,000	—	40,000	—	40,000	—

Interest Expense

In connection with the Company’s acquisition of the Craig Promenade on March 30, 2011, the Company assumed a $500,000 note payable due to an affiliate of Advisor which was repaid at the closing of the acquisition transaction. The Company paid interest expense of $19,000 to the affiliate of Advisor in connection with this note payable. In connection with the Company’s acquisition of the Mortgage Loans, the Company obtained the TNP Notes Loan. As of June 30, 2011, the Company paid interest expense of $7,000 to the affiliate of Advisor in connection with this note payable.

15. COMMITMENTS AND CONTINGENCIES

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

16. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Approval of Certain Total Operating Expenses

For the twelve months ended June 30, 2011, the Company’s total operating expenses exceeded the 2%/25% guideline by $290,000. On August 9, 2011, the independent directors determined the excess amount of operating expenses for the twelve months ended June 30, 2011 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) certain of the Company’s properties are not yet stabilized, and (4) the Company is continuing to raise capital in the Offering, but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are disproportionate to the Company’s average invested assets and net income and such expenses will benefit the Company and its stockholders in future periods. The independent directors further resolved, however, that Advisor will be required to repay the Company any portion of such excess amount to the extent that, as of the termination of the Advisory Agreement, the Company’s aggregate operating expenses as of such date exceed the 2%/25% guideline for all prior periods.

Status of the Offering

The Company commenced the Offering on August 7, 2009. As of August 9, 2011, the Company had sold 3,905,563 shares of common stock in the Offering for gross offering proceeds of $38,302,615, including 67,799 shares of common stock under the DRIP for gross offering proceeds of $644,092.

Distributions

On June 30, 2011, the Company authorized a monthly distribution in the aggregate of $197,000, of which $134,000 was paid in cash on July 14, 2011 and $63,000 was paid through the DRIP in the form of additional shares issued on July 14, 2011. On July 31, 2011, the Company authorized a monthly distribution in the aggregate of $212,000, of which $144,000 was paid in cash on August 14, 2011 and $68,000 was paid through the DRIP in the form of additional shares issued on August 14, 2011.

On June 30, 2011, the Company authorized a monthly distribution related to our non-controlling Common Units in the aggregate of $17,000 of which $17,000 was paid in cash on July 14, 2011. On July 31, 2011, the Company authorized a monthly distribution related to our non-controlling Common Units in the aggregate of $17,000, of which $17,000 was paid in cash on August 14, 2011.

Changes in Independent Certified Public Accounting Firm

On July 5, 2011, the “Company dismissed KPMG, LLP (“KPMG”) as the Company’s independent registered certified public accounting firm. The decision to change independent registered certified accounting firms was approved by the Audit Committee. The reports of KPMG on the consolidated financial statements of the Company for the years ended December 31, 2010 and December 31, 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2009 and December 31, 2010, and through July 5, 2011, there were no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their reports on the financial statements for such years. During the years ended December 31, 2009 and December 31, 2010, and through July 5, 2011, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC.

On July 5, 2011, the Company appointed McGladrey & Pullen, LLP (“M&P”) as the Company’s independent registered certified accounting firm for the fiscal year ending December 31, 2011. The engagement of M&P has been approved by the Company’s Audit Committee. In August 2010, M&P was engaged by the Company to audit the Statement of Revenues and Certain Expenses of the property known as Waianae Mall for the year ended December 31, 2009 (the “Waianae Financials”), which Waianae Financials were filed with the Company’s Current Report on Form 8-K/A filed on August 20, 2010. Other than M&P’s engagement with respect to the Waianae Financials, during the two most recent fiscal years and through the date of the Company’s engagement of M&P, the Company did not consult with M&P regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on its financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(iv) or a reportable event (as defined in Regulation S-K Item 304(a)(1)(v)). Prior to the Company’s appointment of M&P, M&P did not provide the Company with either written or oral advice that was an important factor considered by the Company in reaching a decision to change its independent registered public accounting firm from KPMG.

Property Acquisition

On July 19, 2011, the Company acquired a fee simple interest in a Bi-LO grocery store, a 45,817 square foot freestanding building, located at 40 J.A. Cochran Bypass (a/ka/ 1436 J.A. Cochran Bypass), Chester, South Carolina, within the Chester Plaza Shopping Center (the “Chester Plaza Property”), through TNP SRT Cochran Bypass, LLC (“TNP SRT Cochran Bypass”), an indirect wholly owned subsidiary of the OP, from an affiliate of our Sponsor. TNP SRT Cochran Bypass acquired the Chester Plaza Property for aggregate consideration of $2,585,000, comprised of (1) an assumption of all outstanding obligations on and after the closing date of the senior loan from First South Bank secured by the Chester Plaza Property in the current principal amount of $1,220,115 (the “First South Loan”), (2) an assumption of all outstanding obligations on and after the closing date of a junior loan from TNP 2008 Participating Notes Program, LLC, an affiliate fund of our Sponsor secured by the Chester Plaza Property in the current principal amount of $775,296 (the “Participating Notes Loan”), and (3) a carryback promissory note from the affiliated seller of the Chester Plaza Property in an amount of $579,029 (the “Seller Note”). In connection with this acquisition, the Advisor waived its acquisition fee.

The First South Loan bears an interest rate of 9.0 % and matures on January 5, 2012. The Participating Notes Loan bears an interest rate of 14.0% and matures on December 31, 2014. The Seller Note bears an interest rate of 9.0% and matures on January 18, 2012 and is also guaranteed by the Company. The acquisition of the Chester Plaza Property and all transactions contemplated in connection therewith were unanimously approved by the board of directors of the Company, including all of the independent directors of the board.

Potential Property Acquisition

On June 18, 2011, the Company, through TNP SRT Topaz Marketplace, LLC, its indirect wholly owned subsidiary (“TNP SRT Topaz”), entered into an Assignment and Assumption Agreement with an affiliate of the Company whereby TNP SRT Topaz assumed the Real Estate Purchase Agreement and Escrow Instructions, dated April 29, 2011 (as amended, the “Purchase Agreement”), relating to the acquisition of a multitenant retail property located in Hesperia, California commonly known as the Topaz Marketplace (the “Topaz Property”) from Hesperia – Main Street, LLC, a third party seller (the “Seller”). On July 26, 2011, TNP SRT Topaz and the Seller entered into the third amendment to the Purchase Agreement (the “Third Amendment”). The Third Amendment extends the outside date for the closing of the acquisition of the Topaz Property from August 1, 2011 to August 31, 2011.

The acquisition of the Topaz Property is subject to substantial conditions to closing, including: (1) the sale of a sufficient number of shares of the Company’s common stock in the Company’s public offering to fund a portion of the purchase price for the Topaz Property; (2) the Company’s ability to obtain appropriate financing for the acquisition of the Topaz Property on acceptable terms; and (3) the absence of a material adverse change to the Topaz Property prior to the date of the acquisition. There is no assurance that the Company will close the acquisition of the Topaz Property on the terms described above or at all.

Amendment to Advisory Agreement

On August 7, 2011, the Company, the OP and the Advisor entered into Amendment No. 1 to the Advisory Agreement, effective as of August 7, 2011, in order to renew the term of the Advisory Agreement for an additional one-year term expiring on August 7, 2012.

Amendment to Credit Agreement

On August 9, 2011, the Company, the OP, Sponsor, Anthony W. Thompson, TNP SRT Holdings, AWT, certain subsidiaries of TNP SRT Holdings and KeyBank entered into an Amendment to the Credit Agreement (the “Amendment”), effective as of June 30, 2010. The Amendment extends the maturity date of the Temporary Increase from July 26, 2011 to August 26, 2011. In addition, the Amendment provides that (i) the Tranche B of the credit facility matured on June 30, 2011, (ii) the sum of $1,967,763, the remaining balance of outstanding loans under the Tranche B of the credit facility, is deemed to be a loan under the Tranche A of the credit facility as of June 30, 2011, (iii) Sponsor, Mr. Thompson and AWT are released from their joint and several guaranty of the payment of all borrowings under the Tranche B of the credit facility as of June 30, 2011, and (iv) all liens and security interests of KeyBank and the other lenders named in the Credit Agreement in the Tranche B Collateral (as defined in the Credit Agreement) automatically terminated as of June 30, 2011. The Amendment further provides that so long as the outstanding principal balance of the Tranche A of the credit facility is greater than $35 million, subject to certain exceptions, the Company will apply 100% of the net proceeds of all equity issuances to repay Tranche A loans.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on April 1, 2011, which we refer to herein as our “Form 10-K.” As used herein, the terms “we,” “our,” and “us” refer to TNP Strategic Retail Trust, Inc. and, as required by context, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

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

Overview

We are a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income producing retail properties located primarily in the Western United States. We may also invest in real estate-related loans, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We have elected to be taxed as a real estate investment trust, or REIT, commencing with the taxable year ended December 31, 2009.

On November 4, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to stockholders pursuant to our distribution reinvestment plan. On August 7, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. We are offering shares of our common stock at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our initial public offering will not last beyond August 7, 2012 (three years from the date of the commencement of our initial public offering). Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as February 7, 2013. We may terminate our offering at any time.

On November 12, 2009, we raised the minimum offering amount of $2,000,000 and offering proceeds were released to us from an escrow account. From the commencement of our public offering through June 30, 2011, we sold 3,516,034 shares for gross offering proceeds of $34,425,000, which includes 62,367 shares of common stock issued pursuant to our distribution reinvestment plan, for gross proceeds of $592,486.

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

As of June 30, 2011, our portfolio included (1) six properties, which we refer to as “our properties,” comprising 615,000 rentable square feet of multi-tenant retail and commercial space located in five states and (2) three distressed mortgage notes, in the aggregate principal amount of $42,467,593, secured by a multi-tenant retail property, which we refer to as the “mortgage loans.” Our property portfolio is comprised of Moreno Marketplace, or the Moreno property, located in Moreno Valley, CA, Waianae Mall, or the Waianae property, located in Oahu, HI, Northgate Plaza, or the Northgate property, located in Tucson, AZ, San Jacinto Esplanade, or the San Jacinto property, located in San Jacinto, CA, Craig Promenade, or the Craig Promenade, located in Las Vegas, NV, and Pinehurst Square East, or the Pinehurst property, located in Bismarck, ND. As of June 30, 2011, the rentable space at our properties was 83.0% leased. The mortgage loans are secured by a 197,739 square foot multi-tenant retail center, commonly known as the Constitution Trail Centre, or the Constitution Trail property, located in Normal, Illinois, a suburb of Bloomington, Illinois. The borrower is in default under the mortgage loans and we are considering a number of options with respect to the mortgage loans, including, but not limited to, negotiating a deed-in-lieu of foreclosure with respect to the Constitution Trail property, and pursuing foreclosure proceedings against the borrower.

We have used, and intend to use in the future, secured and unsecured financing to acquire real estate. Our Articles of Amendment and Restatement, which we refer to as our “charter,” precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, our charter allows us to temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2011 and December 31, 2010, we exceeded the 300% limit due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at June 30, 2011 and December 31, 2010, this excess borrowing has been approved by our independent directors.

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

Our office is located at 1900 Main Street, Suite 700, Irvine, California 92614, and our main telephone number is (949) 833-8252.

2011 Highlights

•	On March 30, 2011, we acquired Craig Promenade for an aggregate purchase price of approximately $12,800,000, exclusive of closing costs.

•

On May 20, 2011, we refinanced the existing mortgage loan secured by the Northgate property from Thrivent Financial for Lutherans in the aggregate principal amount of $4,398,000 with the proceeds of an advance in the original principal amount of $6,175,000 under our existing revolving credit agreement with KeyBank National Association, or KeyBank.

•	On May 26, 2011, we acquired the Pinehurst property for an aggregate purchase price of approximately $15,000,000, exclusive of closing costs.

•

On June 18, 2011, we assumed, through our indirect wholly owned subsidiary, the real estate purchase agreement and escrow instructions, dated April 29, 2011, relating to the acquisition of a multitenant retail property located in Hesperia, California commonly known as the Topaz Marketplace, for an aggregate purchase price of $13,500,000, or approximately $268 per square foot. The acquisition of the Topaz Marketplace property is subject to substantial conditions to closing.

•	On June 29, 2011, we acquired the mortgage loans, for an aggregate purchase price of approximately $18,000,000, exclusive of closing costs.

Changes to the Board of Directors

On March 24, 2011, Arthur M. Friedman notified us of his resignation as a director and as Chairman of the Audit Committee, effective as of April 1, 2011. On April 1, 2011, in connection with Mr. Friedman’s resignation and pursuant to the terms of our amended and restated independent directors compensation plan, our board of directors approved the acceleration of the vesting of approximately 3,333 shares of our restricted common stock held by Mr. Friedman so that none of such shares of restricted common stock would be forfeited upon Mr. Friedman’s resignation.

As previously reported, on June 9, 2011, Robert N. Ruth ceased to be a director of the Company and member of the Audit Committee. On June 9, 2011, and pursuant to the terms of our amended and restated independent directors compensation plan, our board of directors approved the acceleration of the vesting of approximately 3,333 shares of restricted common stock held by Mr. Ruth so that none of such shares of restricted common stock would be forfeited.

The accelerated vesting of Messrs. Friedman and Ruth resulted in a reduction of deferred restricted stock grants, a component of additional paid in capital, of $60,000 and an increase in common stock of $60,000.

On April 1, 2011, our board of directors appointed Phillip I. Levin to serve as a director in order to fill the vacancy on our board of directors created by Mr. Friedman’s resignation, effective as of April 1, 2011. On April 1, 2011, our board of directors also appointed Mr. Levin to serve as a member of the Audit Committee in order to fill the vacancy on the Audit Committee created by Mr. Friedman’s resignation, effective as of April 1, 2011. Mr. Levin was also appointed as the Chairman of the Audit Committee.

On June 9, 2011, at the annual meeting of our stockholders, Mr. Levin was elected to serve as our director until the next annual meeting of our stockholders and until his successor is elected and qualified.

On June 9, 2011, at the annual meeting of our stockholders, Peter Kompaniez was elected to serve as our director until the next annual meeting of our stockholders and until his successor is elected and qualified.

On June 9, 2011, our board of directors appointed Mr. Kompaniez to serve as a member of the Audit Committee.

Results of Operations

Our results of operations for the three and six months ended June 30, 2011 are not indicative of those expected in future periods as we commenced operations on November 19, 2009 in connection with our first property acquisition.

Comparison of the three months ended June 30, 2011 versus the three months ended June 30, 2010

The following table provides summary information about our results of operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
Rental revenue	$2,281,000	$592,000	$1,689,000	285%
Interest income	133,000	1,000	132,000	13,200%
Operating and maintenance expenses	1,002,000	245,000	757,000	309%
General and administrative expenses	564,000	301,000	263,000	87%
Depreciation and amortization expense	887,000	262,000	625,000	239%
Acquisition expenses	1,042,000	822,000	220,000	27%
Interest expense	823,000	344,000	479,000	139%
Net income/(loss)	(1,804,000)	(1,367,000)	(437,000)	(32%)

Revenue

Revenues increased by $1,689,000 to $2,281,000 during the three months ended June 30, 2011 compared to $592,000 for the three months ended June 30, 2010. The increase was primarily due to four additional property acquisitions since June 30, 2010. The occupancy rate for our property portfolio was 83.0% based on 615,000 rentable square feet as of June 30, 2011. We expect rental income to increase in future periods as we acquire additional real estate investments and have full period operations from existing real estate investments.

Interest income

Interest income increased by $132,000 to $133,000 during the three months ended June 30, 2011 compared to $1,000 for the three months ended June 30, 2010~~.~~ The increase was related primarily to interest earned from the mortgage loans that were acquired on June 29, 2011.

Operating and maintenance expenses

Operating and maintenance expense increased by $757,000 to $1,002,000 during the three months ended June 30, 2011 compared to $245,000 for the three months ended June 30, 2010. The increase was primarily due to four additional property acquisitions since June 30, 2010. Included in operating and maintenance expense are asset management and property management fees incurred to our advisor and its affiliates of $123,000 and $115,000, for the three months ended June 30, 2011 and 2010 respectively. We expect asset management and property management fees to increase in future periods as a result of anticipated future acquisitions.

General and administrative expenses

General and administrative expense increased by $263,000 to $564,000 during the three months ended June 30, 2011 compared to $301,000 for the three months ended June 30, 2010. General and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors’ fees, insurance, due diligence costs for potential acquisitions and organization expenses reimbursable to our advisor.

Depreciation and amortization expense

Depreciation and amortization expense increased by $625,000 to $887,000 during the three months ended June 30, 2011 compared to $262,000 for the three months ended June 30, 2010. The increase was primarily due to four additional property acquisitions since June 30, 2010. We expect these amounts to increase in future years as a result of owning certain of our properties for a full year and as a result of anticipated future acquisitions.

Acquisition expenses

Acquisition expense increased by $220,000 to $1,042,000 during the three months ended June 30, 2011 compared to $822,000 for the three months ended June 30, 2010. The increase was primarily due to the acquisition of the Pinehurst property and the mortgage loans.

Interest expense

Interest expense increased by $479,000 to $823,000 during the three months ended June 30, 2011 compared to $344,000 for the three months ended June 30, 2010. The increase was primarily due to the increased debt levels associated with the four additional property acquisitions since June 30, 2010. Interest expense for the three months ended June 30, 2011, included the amortization of deferred financing costs of $107,000. Our real estate property acquisitions were financed with $74,566,000 of indebtedness. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Net loss

We had a net loss of $1,804,000 for the three months ended June 30, 2011. Our operating loss is due primarily to the reasons set forth above, the fact that we owned six real estate investments as of June 30, 2011 and that we commenced real estate operations on November 19, 2009. We expect net loss to decrease in future years as we acquire real estate and real estate-related assets that meet our investment objectives. Net loss for the three months ended June 30, 2010 was $1,367,000 due primarily to the fact that we only owned two real estate investments.

Comparison of the six months ended June 30, 2011 versus the six months ended June 30, 2010

The following table provides summary information about our results of operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
Rental revenue	$4,056,000	$864,000	$3,192,000	369%
Interest income	134,000	3,000	131,000	4,367%
Operating and maintenance expenses	1,784,000	403,000	1,381,000	343%
General and administrative expenses	982,000	678,000	304,000	45%
Depreciation and amortization expense	1,576,000	356,000	1,220,000	343%
Acquisition expenses	1,452,000	834,000	618,000	74%
Interest expense	1,503,000	561,000	942,000	168%
Net income/(loss)	(3,021,000)	(1,944,000)	(1,077,000)	(55%)

Revenue

Revenues increased by $3,192,000 to $4,056,000 during the six months ended June 30, 2011 compared to $864,000 for the six months ended June 30, 2010. The increase was primarily due to four additional property acquisitions since June 30, 2010. The occupancy rate for our property portfolio was 83.0% based on 615,000 rentable square feet as of June 30, 2011. We expect rental income to increase in future periods as we acquire additional real estate investments and have full period operations from existing real estate investments.

Interest income

Interest income increased by $131,000 to $134,000 during the six months ended June 30, 2011 compared to $3,000 for the six months ended June 30, 2010. The increase was related primarily to interest earned from the mortgage loans that were acquired on June 29, 2011 and interest earned on cash deposits held for future acquisitions.

Operating and maintenance expenses

Operating and maintenance expense increased by $1,381,000 to $1,784,000 during the six months ended June 30, 2011 compared to $203,000 for the six months ended June 30, 2010. The increase was primarily due to four additional property acquisitions since June 30, 2010. Included in operating and maintenance expense are asset management and property management fees incurred to our advisor and its affiliates of $494,000 and $196,000 for the six months ended June 30, 2011 and 2010, respectively. We expect asset management and property management fees to increase in future periods as a result of anticipated future acquisitions.

General and administrative expenses

General and administrative expense increased by $304,000 to $982,000 during the six months ended June 30, 2011 compared to $678,000 for the six months ended June 30, 2010. General and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors’ fees, insurance, due diligence costs for potential acquisitions and organization expenses reimbursable to our advisor.

Depreciation and amortization expense

Depreciation and amortization expense increased by $1,220,000 to $1,576,000 during the six months ended June 30, 2011 compared to $356,000 for the six months ended June 30, 2010. The increase was primarily due to four additional property acquisitions since June 30, 2010. We expect these amounts to increase in future years as a result of owning certain of our properties for a full year and as a result of anticipated future acquisitions.

Acquisition expenses

Acquisition expense increased by $618,000 to $1,452,000 during the six months ended June 30, 2011 compared to $834,000 for the six months ended June 30, 2010. The increase was primarily due to the acquisition of the Craig Promenade property, Pinehurst property and the Constitution Trail mortgage loans.

Interest expense

Interest expense increased by $942,000 to $1,503,000 during the six months ended June 30, 2011 compared to $561,000 for the six months ended June 30, 2010. The increase was primarily due to the increased debt levels associated with the four additional property acquisitions since June 30, 2010. Interest expense for the six months ended June 30, 2011 included the amortization of deferred financing costs of $157,000. Our real estate property acquisitions and mortgage loan acquisitions were financed with $74,566,000 of indebtedness. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Net loss

We had a net loss of $3,021,000 for the six months ended June 30, 2011. Our operating loss is due primarily to the reasons set forth above, the fact that we owned six real estate properties and the mortgage loans as of June 30, 2011 and that we commenced real estate operations on November 19, 2009. We expect net loss to decrease in future years as we acquire real estate and real estate-related assets that meet our investment objectives. Net loss for the six months ended June 30, 2010 was $1,944,000 due primarily to owning two real estate investments.

Liquidity and Capital Resources

Cash Flows from Operating Activities

As of June 30, 2011, we owned six real estate properties. During the six months ended June 30, 2011, net cash used in operating activities decreased by $8,000 to $1,126,000, compared to net cash used in operating activities of $1,118,000 during the six months ended June 30, 2010. During the six months ended June 30, 2011, net cash provided by operating activities consisted primarily of the following:

•	net loss of $3,021,000, adjusted for depreciation and amortization of $1,576,000;

•	$(93,000) from increases in prepaid and other assets;

•	$(318,000) from increases in accounts receivable;

•	$(19,000) from decreases in deferred costs;

•	$(400,000) from decreases in other liabilities;

•	$159,000 from increases in stock based compensation;

•	$307,000 from increases in accounts payable and accrued expenses;

•	$609,000 from increases in amounts due to affiliates; and

•	$56,000 from increases in allowance for doubtful accounts.

Cash Flows from Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds. During the six months ended June 30, 2011, net cash used in investing activities was $43,327,000 compared to $5,662,000 during the six months ended June 30, 2010. The increase primarily consisted of the acquisition of the Craig Promenade, the Pinehurst property, and the mortgage loans for an aggregate purchase price of $45,800,000. During the six months ended June 30, 2010, we acquired the Waianae Mall property and recorded net cash used in investing activities of $5,462,000.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the six months ended June 30, 2011, net cash provided by financing activities increased by $35,554,000 to $43,548,000, compared to net cash provided by financing activities of $7,994,000 during the six months ended June 30, 2010. The increase primarily consisted of the following:

•

Net cash provided by debt financings as a result of proceeds from notes payable of $42,046,000, partially offset by principal payments on notes payable of $6,591,000 and payments of deferred financing costs of $833,000;

•

$10,819,000 of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $1,260,000; and

•	$623,000 of cash distributions, after giving effect to distributions reinvested by stockholders of $310,000.

Short-term Liquidity and Capital Resources

We commenced real estate operations with the acquisition of our first property on November 19, 2009. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Currently our cash needs for operations are covered from cash provided by property operations and the sale of shares of our common stock, including those offered for sale through the distribution reinvestment plan. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through the distribution reinvestment plan, and through the assumption of debt or other financing. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with our ongoing offering are initially paid by our advisor, which will be reimbursed for such costs up to 3.0% of the gross proceeds raised by us in the offering. As of June 30, 2011, our advisor or its affiliates have paid $2,475,000 in organization and offering costs on our behalf and we have reimbursed $877,000 of offering and organization costs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions to stockholders, redemptions of shares and interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our ongoing offering and from debt financings. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds from our ongoing offering, cash advanced to us by our advisor, borrowings under our credit agreement and/or borrowings in anticipation of future cash flow. During the six months ended June 30, 2011, we funded distributions to our stockholders from the proceeds of our ongoing public offering.

Line of Credit

On December 17, 2010, we, through our wholly owned subsidiary, TNP SRT Secured Holdings, LLC, or TNP SRT Holdings, entered into a Credit Agreement with KeyBank, or the credit agreement, to establish a secured revolving credit facility, or the credit facility, with an initial maximum aggregate commitment of $35 million. The commitment may be increased, subject to certain conditions, in minimum increments of $5 million, by up to $115 million in the aggregate, for a maximum commitment of up to $150 million. We may reduce the facility amount at any time, subject to certain conditions, in minimum increments of $5 million, provided that in no event may the facility amount be less than $20 million, unless the commitments are reduced to zero and the credit facility is terminated. The proceeds of the credit facility may be used by us for general corporate purposes, subject to the terms of the credit agreement. Tranche B of the credit facility, in the maximum amount of $5 million, matured on June 30, 2011. Tranche A of the credit facility matures on December 17, 2013. We have the option to extend the Tranche A maturity date for one year subject to certain conditions as set forth in the Credit Agreement. On May 26, 2011, we, our operating partnership, our sponsor, Anthony W. Thompson and KeyBank amended the credit agreement to increase the maximum aggregate commitment of KeyBank under the credit agreement from $35 million to $38 million, or the temporary increase, effective June 30, 2011, and increased the aggregate commitment under Tranche A of the credit agreement to $38 million. The amendment provided that the temporary increase would be available until July 26, 2011, at which time any amounts outstanding under the credit agreement in excess of $35 million became immediately due and payable in full. As of June 30, 2011, the outstanding balances under Tranche A and Tranche B of the credit facility were $36,968,000 and $0, respectively. In March 2011 and June 2011, we entered into two interest rate cap agreements with KeyBank in the notional amounts of $16.0 million and $10.0 million and interest rate caps with a strike price of Libor at 7%, effective on April 4, 2011 and June 15, 2011, respectively. Neither interest rate cap agreement is designated as a hedge.

Borrowings pursuant to the credit agreement determined by reference to the Alternative Base Rate (as defined in the credit agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum in the case of a Tranche A borrowing and 3.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBO Rate (as defined in the credit agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum in the case of a Tranche A borrowing and 4.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. The Tranche A maturity date is December 17, 2013. We have a one year extension available to us subject to certain conditions as set forth in the credit agreement. The Tranche B maturity date is June 30, 2011.

Borrowings under the credit agreement are secured by (1) pledges by us, our operating partnership, TNP SRT Holdings, and certain subsidiaries of TNP SRT Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of TNP SRT Holdings or us which, directly or indirectly, owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by us and our operating partnership on a joint and several basis, of the prompt and full payment of all of the obligations, terms and conditions to be paid, performed or observed with respect to the credit agreement, (3) a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in our public offering), escrow and security deposit accounts and all cash management services of us, our operating partnership TNP SRT Holdings and certain of its subsidiaries, and, (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to the Moreno Marketplace, Northgate Plaza, San Jacinto Esplanade, Craig Promenade, and Pinehurst Square East properties.

As of June 30, 2011, the outstanding balance under the credit agreement was $37.0 million. The credit agreement contains customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage. We believe we were in compliance with the financial covenants of the credit facility as of June 30, 2011 except for the liquidity covenant. We obtained a waiver from KeyBank for the period ended June 30, 2011, due to the minimum liquidity covenant requirement that our cash and cash equivalents, plus marketable securities and short term investments, exceed $1 million.

Notes Payable

During the six months ended June 30, 2011 and 2010, we incurred $1,503,000 and $541,000 of interest expense. As of June 30, 2011 and December 31, 2010, interest expense payable was $272,000 and $136,000.

Our scheduled debt repayment obligations as of June 30, 2011 were as follows:

	Payments due by period
	Total		Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$37,887,000	(1)	$1,384,000	$851,000	$35,652,000	$—
Principal payments – variable rate debt	36,968,000		—	36,968,000	—	—
Interest payments – fixed rate debt	12,736,000		3,524,000	8,826,000	386,000	—
Interest payments – variable rate debt	5,083,000		2,033,000	3,050,000	—	—

Total	$92,674,000		$6,941,000	$49,695,000	$36,038,000	$—

(1)	Represents total notes payable, net of unamortized premium of $289,000.

Contractual Commitments and Contingencies

In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, in the future utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be approximately 50% of the market value of our properties. Our charter limits us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, our charter allows us to temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2011 and December 31, 2010, we exceeded the 300% limit due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at June 30, 2011 and December 31, 2010, this excess borrowing has been approved by our independent directors.

In addition to using our capital resources for investing purposes and meeting our debt obligations, we expect to use our capital resources to make certain payments to our advisor and the dealer manager. During our organization and offering stage, these payments will include payments to the dealer manager for selling commissions and dealer manager fees and payments to the dealer manager and our advisor for reimbursement of certain organization and other offering expenses. However, we will not reimburse our advisor to the extent that organization and offering expenses, excluding selling commissions and dealer manager fees paid by us would exceed 3.0% of our gross offering proceeds. During our acquisition and development stage, we expect to make payments to our advisor in connection with the selection and origination or purchase of real estate and real estate-related investments, the management of our assets and costs incurred by our advisor in providing services to us.

The following is a summary of our contractual obligations as of June 30, 2011:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations (1)	$74,855,000	$1,187,000	$37,794,000	$35,874,000	$—
Interest payments on outstanding debt obligations (2)	$17,819,000	$2,793,000	$11,020,000	$4,006,000	$—
Tenant improvements (3)	$226,000	$226,000	$—	$—	$—
Lease commissions	$13,000	$13,000	$—	$—	$—
Asset management fees (4)	$416,000	$—	$—	$—	$416,000
Acquisition fees (4)	$390,000	$390,000	$—	$—	$—
Property management fees (4)	$13,000	$13,000	$—	$—	$—
Guaranty fees (4)	$26,000	$26,000	$—	$—	$—
Organization and offering costs (4)	$1,598,000	$—	$—	$—	$1,598,000
Selling commissions (4)	$42,000	$42,000	$—	$—	$—
Dealer manager fees (4)	$18,000	$18,000	$—	$—	$—

(1)	Amounts include principal payments under notes payable based on maturity dates of debt obligations outstanding as of June 30, 2011.
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2011 (consisting of the contractual interest rate). We incurred interest expense of $1,503,000 during the six months ended June 30, 2011, excluding amortization of deferred financing costs totaling $156,000.
(3)	Represents obligations for tenant improvements under tenant leases as of June 30, 2011.
(4)	Represents obligations to related parties as discussed in Note 14.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) are initially being paid by our advisor and its affiliates on our behalf. Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of certain of our advisor’s employees and employees of our advisor’s affiliates and others. Pursuant to the advisory agreement with our advisor, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs associated with our initial public offering, provided we are not obligated to reimburse our advisor to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by us exceed 3.0% of the gross offering proceeds from our initial public offering. Any such reimbursement will not exceed actual expenses incurred by our advisor. Prior to raising the minimum offering amount of $2,000,000 on November 12, 2009, we had no obligation to reimburse our advisor or its affiliates for any organization and offering costs.

As of June 30, 2011 and December 31, 2010, organization and offering costs incurred by our advisor on our behalf were $2,475,000 and $2,265,000, respectively. These costs are payable by us to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of our initial public offering. As of June 30, 2011 and December 31, 2010, organization and offering costs exceeded 3.0% of the gross proceeds of our initial public offering, thus the amount in excess of the 3.0% limit, or $1,598,000 and $1,571,000, respectively, has been deferred.

All offering costs, including sales commissions of $734,000 and dealer manager fees of $299,000, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

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

Since FFO was promulgated, GAAP has adopted several new accounting pronouncements, such that management, investors and analysts have considered the presentation of FFO alone to be insufficient. Accordingly, in addition to FFO, we use modified funds from operations, or MFFO, as defined by the Investment Program Association, or the IPA. MFFO as defined by the IPA excludes from FFO the following items:

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

FFO or MFFO should not be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they either indicative of funds available to fund our cash needs, including our ability to make distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash. MFFO also excludes impairment charges, rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Although our related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

Our calculation of FFO and MFFO and the reconciliation to net income (loss) is presented in the following table for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010
Net loss	$(1,804,000)	$(1,367,000)	$(3,021,000)	$(1,944,000)
Adjustments:
Depreciation of real estate assets	747,000	228,000	1,369,000	311,000
Amortization of tenant improvements and tenant allowances	87,000	29,000	156,000	38,000
Amortization of deferred leasing costs	26,000	5,000	42,000	7,000

FFO	$(944,000)	$(1,105,000)	$(1,454,000)	$(1,588,000)

FFO per share - basic and diluted	$(0.30)	$(0.95)	$(0.52)	$(1.71)

Adjustments:
Straight line rent	(92,000)	(38,000)	(139,000)	(60,000)
Acquisition costs	1,042,000	822,000	1,452,000	834,000
Amortization of above market leases	97,000	19,000	166,000	28,000
Amortization of below market leases	(149,000)	(36,000)	(281,000)	(36,000)
Accretion of discounts on debt investments	(72,000)	—	(73,000)	—
Amortization of debt premiums	18,000	5,000	35,000	5,000

MFFO	$(100,000)	$(333,000)	$(294,000)	$(817,000)

MFFO per share - basic and diluted	$(0.03)	$(0.29)	$(0.10)	$(0.88)

Net loss per share - basic and diluted	$(0.58)	$(1.18)	$(1.08)	$(2.09)

Weighted average common shares outstanding - basic and diluted	3,106,448	1,159,403	2,805,487	929,727

Distributions

During our offering stage, we may raise capital in our ongoing initial public offering more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash from operations, in which case distributions may be paid in part from debt financing or with proceeds from our initial public offering. Distributions declared and distributions paid to our common shareholders and non-controlling operating partnership common limited partnership unit holders for the six months ended June 30, 2011 were as follows:

Period	Common Stockholders Distributions Declared (1)	Distributions Declared Per Share (1)	Non-controlling OP Unit Holders Distributions Declared	Common Stockholders Cash	Non-controlling OP Unit Holders Cash	Distributions Paid (2) Reinvested	Total Distributions Paid and Reinvested
First Quarter 2011	$444,000	$0.05833	—	$282,000	—	$142,000	$424,000
Second Quarter 2011	$548,000	$0.05833	20,000	$338,000	3,000	$168,000	$509,000

	$992,000		20,000	$620,000	3,000	$310,000	$933,000

(1)	Distributions for the period from January 1, 2011 through June 30, 2011 are calculated at a monthly cash distribution rate of $0.05833 per share of common stock.
(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

We commenced operations upon the acquisition of the Moreno property on November 19, 2009. We paid $1,274,000 in cash distributions during the period from December 2009 (the month we first paid distributions) through June 30, 2011. Our net income (loss) from inception through June 30, 2011 was $(7,396,000). For the fourth quarter of 2009, the year ended December 31, 2010, and the six months ended June 30, 2011, net cash used in operations was $(3,548,000). From inception through June 30, 2011, FFO was
$(4,929,000). For a discussion of how we calculated FFO, see “Funds from Operations and Modified Funds From Operations.”

For the three months ended June 30, 2011, we paid aggregate distributions of $509,000, including $341,000 of distributions paid in cash and $168,000 of distributions reinvested through our dividend reinvestment plan. Our net loss for the three months ended June 30, 2011 was $(1,629,000), FFO for the three months ended June 30, 2011 was $(808,000), and cash flow from operations for the three months ended June 30, 2011 was $(1,206,000). We funded our total distributions paid, which includes net cash distributions reinvested pursuant to our distribution reinvestment plan, with proceeds from our initial public offering. See the reconciliation of FFO to net loss above under “Funds From Operations and Modified Funds From Operations.”

For the six months ended June 30, 2011, we paid aggregate distributions of $933,000, including $623,000 of distributions paid in cash and $310,000 of distributions reinvested through our dividend reinvestment plan. Our net loss for the six months ended June 30, 2011 was $(3,021,000), FFO for the six months ended June 30, 2011 was $(1,454,000), and cash flow from operations for the six months ended June 30, 2011 was $(1,126,000). We funded our total distributions paid, which includes net cash distributions reinvested pursuant to our distribution reinvestment plan, with proceeds from our initial public offering. See the reconciliation of FFO to net loss above under “Funds From Operations and Modified Funds From Operations.”

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

Interim Financial Information

The financial information as of and for the period ended June 30, 2011 included in this quarterly report is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and six months ended June 30, 2011. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K.

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

REIT Compliance

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Approval of Certain Total Operating Expenses

For the twelve months ended June 30, 2011, our total operating expenses exceeded the 2%/25% guideline by $290,000. On August 9, 2011, the independent directors determined the excess amount of operating expenses for the twelve months ended June 30, 2011 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in our acquisition and development stage, (3) certain of our properties are not yet stabilized, and (4) we are continuing to raise capital in our continuous public offering, but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are disproportionate to our average invested assets and net income and such expenses will benefit us and our stockholders in future periods. The independent directors further resolved, however, that our advisor will be required to repay us any portion of such excess amount to the extent that, as of the termination of the advisory agreement, our aggregate operating expenses as of such date exceed the 2%/25% guideline for all prior periods.

Status of the Offering

We commenced our continuous public offering on August 7, 2009. As of August 9, 2011, we had sold 3,905,563 shares of common stock in our public offering for gross offering proceeds of $38,302,615, including 67,799 shares of common stock under our distribution reinvestment plan for gross offering proceeds of $644,092.

Distributions

On June 30, 2011, we authorized a monthly distribution in the aggregate amount of $197,000, of which $134,000 was paid in cash on July 14, 2011 and $63,000 was paid pursuant to our distribution reinvestment plan in the form of additional shares issued on July 14, 2011. On July 31, 2011, the Company authorized a monthly distribution in the aggregate of $212,000, of which $144,000 was paid in cash on August 14, 2011 and $68,000 was paid through the our distribution reinvestment plan in the form of additional shares issued on August 14, 2011.

On June 30, 2011, we authorized a monthly distribution related to the non-controlling common limited partnership interests in our operating partnership, or common units, in the aggregate of $17,000, of which $17,000 was paid in cash on July 14, 2011. On July 31, 2011, we authorized a monthly distribution related to the non-controlling common units in the aggregate of $17,000, of which $17,000 was paid in cash on August 14, 2011.

Changes in Independent Certified Public Accounting Firm

On July 5, 2011, we dismissed KPMG, LLP, or KPMG, as our independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by our audit committee. The reports of KPMG on our consolidated financial statements for the years ended December 31, 2010 and December 31, 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2009 and December 31, 2010, and through July 5, 2011, there had been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their reports on the financial statements for such years. During the years ended December 31, 2009 and December 31, 2010, and through July 5, 2011, there had been no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC.

On July 5, 2011, we appointed McGladrey & Pullen, LLP, or M&P, as our independent registered public accounting firm for the fiscal year ending December 31, 2011. The engagement of M&P was approved by our audit committee. In August 2010, M&P was engaged by us to audit the Statement of Revenues and Certain Expenses of Waianae Mall for the year ended December 31, 2009, or the “Waianae Financials”, which Waianae Financials were filed with our Current Report on

Form 8-K/A filed on August 20, 2010. Other than M&P’s engagement with respect to the Waianae Financials, during the two most recent fiscal years and through the date of our engagement of M&P, we did not consult with M&P regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(iv) or a reportable event (as defined in Regulation S-K Item 304(a)(1)(v)). Prior to our appointment of M&P, M&P did not provide us with either written or oral advice that was an important factor considered by our in reaching a decision to change our independent registered public accounting firm from KPMG.

Property Acquisition

On July 19, 2011, we acquired a fee simple interest in a Bi-LO grocery store, a 45,817 square foot freestanding building, located at 40 J.A. Cochran Bypass (a/ka/ 1436 J.A. Cochran Bypass), Chester, South Carolina, within the Chester Plaza Shopping Center, or the Chester Plaza Property, through TNP SRT Cochran Bypass, LLC, or TNP SRT Cochran Bypass, an indirect wholly owned subsidiary of our operating partnership, from an affiliate of our sponsor, Thompson National Properties, LLC. TNP SRT Cochran Bypass acquired the Chester Plaza Property for aggregate consideration of $2,585,000, comprised of (1) an assumption of all outstanding obligations on and after the closing date of the senior loan from First South Bank secured by the Chester Plaza Property in the current principal amount of $1,220,115, or the First South Loan, (2) an assumption of all outstanding obligations on and after the closing date of a junior loan from TNP 2008 Participating Notes Program, LLC, an affiliate of our sponsor, secured by the Chester Plaza Property in the current principal amount of $775,296, or the Participating Notes Loan, and (3) a carryback promissory note from the affiliated seller of the Chester Plaza Property in an amount of $579,029, or the Seller Note. In connection with this acquisition, our advisor waived its acquisition fee.

The First South Loan bears an interest rate of 9.0% and matures on January 5, 2012. The Participating Notes Loan bears an interest rate of 14.0% and matures on December 31, 2014. The Seller Note bears an interest rate of 9.0% and matures on January 18, 2012 and is also guaranteed by us.

Potential Property Acquisition

On June 18, 2011, we, through TNP SRT Topaz Marketplace, LLC, our indirect wholly owned subsidiary, or TNP SRT Topaz, entered into an Assignment and Assumption Agreement with our affiliate whereby TNP SRT Topaz assumed the Real Estate Purchase Agreement and Escrow Instructions, dated April 29, 2011, or the purchase agreement, relating to the acquisition of a multitenant retail property located in Hesperia, California commonly known as the Topaz Marketplace, or the Topaz property, from Hesperia – Main Street, LLC, a third party seller, or the seller. On July 26, 2011, TNP SRT Topaz and the seller entered into the third amendment to the purchase agreement, or the third amendment. The third amendment extends the outside date for the closing of the acquisition of the Topaz property from August 1, 2011 to August 31, 2011.

The acquisition of the Topaz property is subject to substantial conditions to closing, including: (1) the sale of a sufficient number of shares of our common stock in our public offering to fund a portion of the purchase price for the Topaz property; (2) our ability to obtain appropriate financing for the acquisition of the Topaz property on acceptable terms; and (3) the absence of a material adverse change to the Topaz property prior to the date of the acquisition. There is no assurance that we will close the acquisition of the Topaz property on the terms described above or at all.

Amendment to Advisory Agreement

On August 7, 2011, we, our operating partnership and our advisor entered into Amendment No. 1 to our advisory agreement, effective as of August 7, 2011, in order to renew the term of our advisory agreement for an additional one-year term expiring on August 7, 2012.

Amendment to Credit Agreement

        On August 9, 2011, we, our operating partnership, our sponsor, Anthony W. Thompson, TNP SRT Secured Holdings, LLC, a wholly-owned subsidiary of our operating partnership, or TNP SRT Holdings, AWT Family Limited Partnership, a California limited partnership controlled by Mr. Thompson, or AWT, certain subsidiaries of TNP SRT Holdings and KeyBank entered into an amendment to the credit agreement, or the amendment, effective as of June 30, 2010. The amendment extends the maturity date of the temporary increase in the maximum aggregate commitment of KeyBank under the credit agreement from $35 million to $38 million from July 26, 2011 to August 26, 2011. In addition, the amendment provides that (i) the B tranche of the credit facility matured on June 30, 2011, (ii) the sum of $1,967,763, the remaining balance of outstanding loans under the B tranche of the credit facility, is deemed to be a loan under the A tranche of the credit facility as of June 30, 2011, (iii) our sponsor, Mr. Thompson and AWT are released from their joint and several guaranty of the payment of all borrowings under the B tranche of the credit facility as of June 30, 2011, and (iv) all liens and security interests of KeyBank and the other lenders named in the credit agreement in the B tranche collateral (as defined in the credit agreement) automatically terminated as of June 30, 2011. The amendment further provides that so long as the outstanding principal balance of the A tranche of the credit facility is greater than $35 million, subject to certain exceptions, we will apply 100% of the net proceeds of all equity issuances to repay A tranche loans.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. In March 2011 and June 2011, we entered into two interest rate cap agreements with KeyBank in the notional amounts of $16.0 million and $10.0 million and interest rate caps with a strike price of Libor at 7%, effective on April 4, 2011 and June 15, 2011, respectively. Neither interest rate cap agreement is designated as a hedge.

Borrowings under the credit agreement determined by reference to the Alternative Base Rate (as defined in the credit agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum in the case of a Tranche A borrowing and 3.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. Borrowings under the credit agreement determined by reference to the Adjusted LIBO Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum in the case of a Tranche A borrowing and 4.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. The Tranche A maturity date is December 17, 2013. We have the option to extend the A Tranche an additional year subject to certain conditions as set forth in the credit agreement. The Tranche B matured on June 30, 2011.

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2011, the fair value of our fixed rate debt was $41,320,000 and the total value of our fixed rate debt was $38,925,000. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $37.0 million of variable rate debt outstanding, after giving consideration to the impact of a cap rate agreement on approximately $26 million of our variable rate debt. Based on interest rates as of June 30, 2011, if interest rates were 100 basis points higher during the 12 months ending June 30, 2012, interest expense on our variable rate debt would increase by $370,000 and if interest rates were 100 basis points lower during the 12 months ending June 30 2012, interest expense on our variable rate debt would decrease by $370,000.

The weighted-average interest rates of our fixed rate debt and variable rate debt at June 30, 2011 were 9.58% and 5.50%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2011.

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

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933,as amended, or the Securities Act.

Pursuant to our amended and restated independent directors compensation plan, on June 9, 2011, we issued (1) 2,500 shares of restricted common stock to each of Phillip I. Levin and Jeffrey S. Rogers in connection with their reelection to our board of directors and (2) 5,000 shares of restricted common stock to Peter K. Kompaniez in connection with his initial election to our board of directors. One-third of the shares of restricted stock granted to Messrs. Levin, Rogers and Kompaniez became non-forfeitable on the date of grant and an additional one third of the shares will become non-forfeitable on each of the first two anniversaries of the date of grant.

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,526,316 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share, with discounts available to certain categories of purchasers. The 10,526,316 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $9.50 per share. We will offer shares in our primary offering until the earlier of August 7, 2012, or until the date of the sale of all of the shares of our common stock registered in our primary offering. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as February 7, 2013. In many states, we will need to renew our registration statement or file a new registration statement to continue our offering for these periods. We may terminate our offering at any time. We may sell shares under the distribution reinvestment plan beyond the termination of our primary offering until we have sold all the shares of our common stock under the distribution reinvestment plan.

From the commencement of our ongoing initial public offering through June 30, 2011, we had accepted investors’ subscriptions for and issued 3,516,034 shares of common stock in our ongoing initial public offering for gross offering proceeds of $34,425,000, including 62,367 shares of common stock under the distribution reinvestment plan for gross offering proceeds of $592,000.

As of June 30, 2011, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. The dealer manager re-allowed all of the selling commissions and a portion of the dealer manager fees to participating broker dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$3,100,000	Actual

Other underwriting compensation		Actual

Organization and offering costs	2,475,000	Actual

Total expenses	$5,575,000

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, capital expenditures, tenant improvement costs and other funding obligations. As of June 30, 2011, we have used the net proceeds from our ongoing primary public offering and debt financing to invest $99,126,000 in real estate related assets, including $3,233,000 of acquisition expenses.

We have adopted a share redemption program that may provide limited liquidity to certain of our stockholders. Unless shares are being redeemed due to the death or disability of a stockholder, we may not redeem shares under the share redemption plan unless the holder has held the shares for at least one year. Additionally, the number of shares that may be redeemed during any calendar year is limited to (1) 5.0% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. Our board of directors may, in its sole discretion, amend, suspend or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. The share redemption program will terminate if the shares of our common stock are listed on a national securities exchange. Subject to the limitations above, we currently repurchase shares of our common stock as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemptions Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

During the three months ended June 30, 2011, we redeemed 1,000 shares of our common stock pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Redeemed
April 1, 2011 – April 30, 2011	1,000	$10.00	(1)
May 1, 2011 – May 31, 2011	—	—	(1)
June 1, 2011 – June 30, 2011	—	—	(1)

Total	1,000	$10.00

(1)	We limit the number of shares of our common stock that may be redeemed pursuant to our share redemption program as set forth above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	RESERVED.

None.

ITEM 5.	OTHER INFORMATION.

On June 13, 2011, we entered into an interest rate cap agreement with KeyBank in the notional amount of $10 million with an interest rate cap of 7%, effective June 15, 2011.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNP Strategic Retail Trust, Inc.

Date: August 15, 2011	By:	/s/ Anthony W. Thompson
Anthony W. Thompson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ James R. Wolford
James R. Wolford
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix C to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix D to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

10.1	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 20, 2011, by TNP SRT Northgate Plaza Tucson, LLC for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 26, 2011 (the “May 26th 8-K”))

10.2	Environmental and Hazardous Substances Indemnity Agreement, dated as of May 20, 2011, by and among TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP Strategic Retail Operating Partnership, L.P. and TNP Strategic Retail Trust, Inc. to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.2 to the May 26th 8-K)

10.3	Second Omnibus Amendment and Reaffirmation of Loan Documents, dated as of May 20, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., Thompson National Properties, LLC, Anthony W. Thompson, AWT Family Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.3 to the May 26th 8-K)

10.4	Joinder Agreement, dated as of May 20, 2011, by and between TNP SRT Northgate Plaza Tucson, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.4 to the May 26th 8-K)

10.5	Partial Release and First Amendment to Pledge and Security Agreement, dated as of May 20, 2011, by and among KeyBank National Association, TNP Strategic Retail Operating Partnership, L.P. and TNP SRT Northgate Plaza Tucson Holdings, LLC (incorporated by reference to Exhibit 10.5 to the May 26th 8-K)

10.6	Real Estate Purchase Agreement and Escrow Instructions, dated as of April 29, 2011 and effective on May 26, 2011, by and among Ineichen Pinehurst Square East, LLC, Smee Pinehurst Square East, LLC, Lee - Pinehurst Square East, LLC, Bartells - Pinehurst Square East, LLC, Tuey - Pinehurst Square East, LLC, W.Bensink Pinehurst Square East, LLC, Ashley - Pinehurst Square East, LLC, Stattner - Pinehurst Square East, LLC, MacPhee - Pinehurst Square East, LLC, Hellings - Pinehurst Square East, LLC, Jacobson - Pinehurst Square East, LLC, Franich Pinehurst Square East, LLC, Bushman Pinehurst Square East, LLC, Shupack Pinehurst Square East, LLC, Bonino Pinehurst Square East, LLC, Jacobson - Pinehurst Square East, LLC, Wilhelm - Pinehurst Square East, LLC, Agrimont - Pinehurst Square East, LLC, T. Matthys Pinehurst Square East, LLC, Figlewicz Pinehurst Square East, LLC, 5-19 Pinehurst Square East, LLC, and Applewood - Pinehurst Square East, LLC (collectively, the “Sellers”), TNP Strategic Retail Operating Partnership, L.P. and Fidelity National Title Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2011 (the “June 2nd 8-K”))

10.7	Bill of Sale, Assignment and Assumption of Leases and Contracts, dated as of May 26, 2011, by and among the Sellers and TNP SRT Pinehurst East, LLC (incorporated by reference to Exhibit 10.2 to the June 2nd 8-K)

10.8	Form of Tax and Redemption Indemnity Agreement by and between TNP Strategic Retail Operating Partnership, L.P., TNP Strategic Retail Trust, Inc. and each Seller (incorporated by reference to Exhibit 10.3 to the June 2nd 8-K)

Exhibit No.	Description
10.9	Property and Asset Management Agreement, dated as of May 26, 2011, by and between TNP SRT Pinehurst East, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.4 to the June 2nd 8-K)

10.10	Joinder Agreement, dated as of May 26, 2011, by and between TNP SRT Pinehurst East, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the June 2nd 8-K)

10.11	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 26, 2011, by TNP SRT Pinehurst East, LLC for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.6 to the June 2nd 8-K)

10.12	Environmental and Hazardous Substances Indemnity Agreement, dated as of May 26, 2011, by and among TNP SRT Pinehurst East, LLC, TNP SRT Secured Holdings, LLC, TNP Strategic Retail Operating Partnership, L.P., TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC and TNP Strategic Retail Trust, Inc., to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the June 2nd 8-K)

10.13	Third Omnibus Amendment and Reaffirmation of Loan Documents, dated as of May 26, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., Thompson National Properties, LLC, Anthony W. Thompson, AWT Family Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the June 2nd 8-K)

10.14	Real Estate Purchase Agreement and Escrow Instructions, dated as of April 29, 2011, by and among Hesperia – Main Street, LLC, TNP Acquisitions, LLC and Lawyers Title Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22nd 2011 (the “June 22nd 8-K”))

10.15	First Amendment to Real Estate Purchase Agreement and Escrow Instructions, dated June 1, 2011, by and between Hesperia – Main Street, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.2 to the June 22nd 8-K)

10.16	Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions, dated June 18, 2011, by and between TNP Acquisitions, LLC and TNP SRT Topaz Marketplace, LLC (incorporated by reference to Exhibit 10.3 to the June 22nd 8-K)

10.17	Loan Sale Agreement, dated June 21, 2011, by and between M&I Ilsley Bank and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 5th 2011 (the “July 5th 8-K”))

10.18	Assignment of Loan Sale Agreement, dated June 28, 2011, by and between TNP Acquisitions, LLC and TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.2 to the July 5th 8-K)

10.19	Split, Amended and Restated Promissory Note A-1, dated January 12, 2010, by Constitution Trail, LLC in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.3 to the July 5th 8-K)

10.20	Split, Amended and Restated Promissory Note A-2, dated January 12, 2010, by Constitution Trail, LLC in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.4 to the July 5th 8-K)

10.21	Promissory Note B, dated January 12, 2010, by Constitution Trail, LLC in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.5 to the July 5th 8-K)

10.22	Assignment of Mortgage, dated June 28, 2011, by M&I Ilsley Bank in favor of TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.6 to the July 5th 8-K)

10.23	Assignment of Assignment of Rents and Leases, dated June 28, 2011, by M&I Ilsley Bank in favor of TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.7 to the July 5th 8-K)

10.24	General Assignment, dated June 28, 2011, by M&I Ilsley Bank in favor of TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.8 to the July 5th 8-K)

10.25	Promissory Note, dated June 29, 2011, by TNP SRT Constitution Trail, LLC in favor of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.9 to the July 5th 8-K)

10.26	Credit Agreement, dated as of June 29, 2011, by and between TL DOF III Holding Corporation and TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.10 to the July 5th 8-K)

Exhibit No.	Description
10.27	Interest Rate Swap Agreement, dated June 13, 2011, by and between TNP SRT Secured Holdings, LLC and KeyBank National Association

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.