Form 10-Q/A
period 2011-06-30
TNP Strategic Retail Trust, Inc.
filed 2011-08-16
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 9, 2011, there were 3,905,563 shares of the Registrant’s common stock issued and outstanding.

Explanatory Note

The purpose of this amendment on Form 10-Q/A to TNP Strategic Retail Trust, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosure made in the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix C to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix D to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

10.1	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 20, 2011, by TNP SRT Northgate Plaza Tucson, LLC for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 26, 2011 (the “May 26th 8-K”))

10.2	Environmental and Hazardous Substances Indemnity Agreement, dated as of May 20, 2011, by and among TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP Strategic Retail Operating Partnership, L.P. and TNP Strategic Retail Trust, Inc. to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.2 to the May 26th 8-K)

10.3	Second Omnibus Amendment and Reaffirmation of Loan Documents, dated as of May 20, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., Thompson National Properties, LLC, Anthony W. Thompson, AWT Family Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.3 to the May 26th 8-K)

10.4	Joinder Agreement, dated as of May 20, 2011, by and between TNP SRT Northgate Plaza Tucson, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.4 to the May 26th 8-K)

10.5	Partial Release and First Amendment to Pledge and Security Agreement, dated as of May 20, 2011, by and among KeyBank National Association, TNP Strategic Retail Operating Partnership, L.P. and TNP SRT Northgate Plaza Tucson Holdings, LLC (incorporated by reference to Exhibit 10.5 to the May 26th 8-K)

10.6	Real Estate Purchase Agreement and Escrow Instructions, dated as of April 29, 2011 and effective on May 26, 2011, by and among Ineichen Pinehurst Square East, LLC, Smee Pinehurst Square East, LLC, Lee - Pinehurst Square East, LLC, Bartells - Pinehurst Square East, LLC, Tuey - Pinehurst Square East, LLC, W.Bensink Pinehurst Square East, LLC, Ashley - Pinehurst Square East, LLC, Stattner - Pinehurst Square East, LLC, MacPhee - Pinehurst Square East, LLC, Hellings - Pinehurst Square East, LLC, Jacobson - Pinehurst Square East, LLC, Franich Pinehurst Square East, LLC, Bushman Pinehurst Square East, LLC, Shupack Pinehurst Square East, LLC, Bonino Pinehurst Square East, LLC, Jacobson - Pinehurst Square East, LLC, Wilhelm - Pinehurst Square East, LLC, Agrimont - Pinehurst Square East, LLC, T. Matthys Pinehurst Square East, LLC, Figlewicz Pinehurst Square East, LLC, 5-19 Pinehurst Square East, LLC, and Applewood - Pinehurst Square East, LLC (collectively, the “Sellers”), TNP Strategic Retail Operating Partnership, L.P. and Fidelity National Title Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2011 (the “June 2nd 8-K”))

10.7	Bill of Sale, Assignment and Assumption of Leases and Contracts, dated as of May 26, 2011, by and among the Sellers and TNP SRT Pinehurst East, LLC (incorporated by reference to Exhibit 10.2 to the June 2nd 8-K)

10.8	Form of Tax and Redemption Indemnity Agreement by and between TNP Strategic Retail Operating Partnership, L.P., TNP Strategic Retail Trust, Inc. and each Seller (incorporated by reference to Exhibit 10.3 to the June 2nd 8-K)

Exhibit No.	Description
10.9	Property and Asset Management Agreement, dated as of May 26, 2011, by and between TNP SRT Pinehurst East, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.4 to the June 2nd 8-K)

10.10	Joinder Agreement, dated as of May 26, 2011, by and between TNP SRT Pinehurst East, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the June 2nd 8-K)

10.11	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 26, 2011, by TNP SRT Pinehurst East, LLC for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.6 to the June 2nd 8-K)

10.12	Environmental and Hazardous Substances Indemnity Agreement, dated as of May 26, 2011, by and among TNP SRT Pinehurst East, LLC, TNP SRT Secured Holdings, LLC, TNP Strategic Retail Operating Partnership, L.P., TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC and TNP Strategic Retail Trust, Inc., to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the June 2nd 8-K)

10.13	Third Omnibus Amendment and Reaffirmation of Loan Documents, dated as of May 26, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., Thompson National Properties, LLC, Anthony W. Thompson, AWT Family Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the June 2nd 8-K)

10.14	Real Estate Purchase Agreement and Escrow Instructions, dated as of April 29, 2011, by and among Hesperia – Main Street, LLC, TNP Acquisitions, LLC and Lawyers Title Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22nd 2011 (the “June 22nd 8-K”))

10.15	First Amendment to Real Estate Purchase Agreement and Escrow Instructions, dated June 1, 2011, by and between Hesperia – Main Street, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.2 to the June 22nd 8-K)

10.16	Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions, dated June 18, 2011, by and between TNP Acquisitions, LLC and TNP SRT Topaz Marketplace, LLC (incorporated by reference to Exhibit 10.3 to the June 22nd 8-K)

10.17	Loan Sale Agreement, dated June 21, 2011, by and between M&I Ilsley Bank and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 5th 2011 (the “July 5th 8-K”))

10.18	Assignment of Loan Sale Agreement, dated June 28, 2011, by and between TNP Acquisitions, LLC and TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.2 to the July 5th 8-K)

10.19	Split, Amended and Restated Promissory Note A-1, dated January 12, 2010, by Constitution Trail, LLC in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.3 to the July 5th 8-K)

10.20	Split, Amended and Restated Promissory Note A-2, dated January 12, 2010, by Constitution Trail, LLC in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.4 to the July 5th 8-K)

10.21	Promissory Note B, dated January 12, 2010, by Constitution Trail, LLC in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.5 to the July 5th 8-K)

10.22	Assignment of Mortgage, dated June 28, 2011, by M&I Ilsley Bank in favor of TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.6 to the July 5th 8-K)

10.23	Assignment of Assignment of Rents and Leases, dated June 28, 2011, by M&I Ilsley Bank in favor of TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.7 to the July 5th 8-K)

10.24	General Assignment, dated June 28, 2011, by M&I Ilsley Bank in favor of TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.8 to the July 5th 8-K)

10.25	Promissory Note, dated June 29, 2011, by TNP SRT Constitution Trail, LLC in favor of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.9 to the July 5th 8-K)

10.26	Credit Agreement, dated as of June 29, 2011, by and between TL DOF III Holding Corporation and TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.10 to the July 5th 8-K)

Exhibit No.	Description
10.27**	Interest Rate Swap Agreement, dated June 13, 2011, by and between TNP SRT Secured Holdings, LLC and KeyBank National Association

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
**	Previously filed as an Exhibit to the original Form 10-Q for the period ending June 30, 2011, as filed with the Securities and Exchange Commission on August 15, 2011.