Form 10-Q
period 2011-09-30
TNP Strategic Retail Trust, Inc.
filed 2011-11-14
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 7, 2011, there were 5,054,306 shares of the Registrant’s common stock issued and outstanding.

TNP STRATEGIC RETAIL TRUST, INC.

101.INS*

101.SCH*

101.CAL*

101.DEF*

101.LAB*

101.PRE*

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three and nine months ended September 30, 2011 have been prepared by TNP Strategic Retail Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on April 1, 2011 (the “Form 10-K”). The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1.	FINANCIAL STATEMENTS

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments in real estate
Land	$28,671,000	$20,444,000
Building and improvements	53,340,000	24,675,000
Tenant improvements	2,705,000	1,723,000

	84,716,000	46,842,000
Accumulated depreciation	(2,546,000)	(1,045,000)

Investments in real estate, net	82,170,000	45,797,000
Investments in mortgage notes receivable, net	18,000,000	—

Investments in real estate and mortgage assets, net	100,170,000	45,797,000

Cash and cash equivalents	1,387,000	1,486,000
Restricted cash	1,346,000	501,000
Prepaid expenses and other assets	578,000	173,000
Accounts receivable, net of allowance for doubtful accounts of $217,000 and $147,000	904,000	563,000
Acquired lease intangibles, net	10,314,000	8,125,000

Deferred costs
Offering	1,477,000	1,571,000
Financing fees, net	1,272,000	673,000

Total deferred costs, net	2,749,000	2,244,000

Assets held for sale	3,194,000	—

TOTAL	$120,642,000	$58,889,000

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$2,310,000	$760,000
Amounts due to affiliates	1,537,000	1,834,000
Other liabilities	482,000	383,000
Notes payable	82,917,000	39,164,000
Acquired below market lease intangibles, net	3,375,000	2,592,000

Total liabilities	90,621,000	44,733,000

COMMITMENTS AND CONTINGENCIES
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value per share; 400,000,000 shares authorized; 4,591,090 issued and outstanding at September 30, 2011, 2,382,317 issued and outstanding at December 31, 2010	46,000	24,000
Additional paid-in capital	40,858,000	20,792,000
Accumulated deficit	(12,589,000)	(6,657,000)

Total stockholders’ equity	28,315,000	14,159,000
Non-controlling interest
Common unit holders in the operating partnership	1,706,000	(3,000)

Total equity	30,021,000	14,156,000

TOTAL	$120,642,000	$58,889,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Rental	$2,813,000	$1,792,000	$6,869,000	$2,630,000

Expense:
Operating and maintenance	490,000	712,000	2,274,000	1,109,000
General and administrative	799,000	476,000	1,781,000	1,154,000
Depreciation and amortization	1,259,000	815,000	2,835,000	1,176,000
Acquisition expenses	808,000	492,000	2,260,000	1,326,000
Interest expense	1,677,000	712,000	3,180,000	1,282,000

	5,033,000	3,207,000	12,330,000	6,047,000

Loss before other income (expense)	(2,220,000)	(1,415,000)	(5,461,000)	(3,417,000)

Other income and expense:
Interest income	407,000	1,000	541,000	4,000

Loss before discontinued operations	(1,813,000)	(1,414,000)	(4,920,000)	(3,413,000)

Discontinued Operations:
Income from discontinued operations	125,000	28,000	211,000	83,000
Gain on sale of real estate	310,000	—	310,000	—

Net loss	$(1,378,000)	$(1,386,000)	$(4,399,000)	$(3,330,000)

Net loss attributable to non-controlling interests	23,000	1,000	160,000	5,000

Net loss attributable to common stockholders	$(1,355,000)	$(1,385,000)	$(4,239,000)	$(3,325,000)

Net earnings (loss) per share — basic and diluted
Continuing operations	$(0.45)	$(0.77)	$(1.49)	$(2.75)
Discontinued operations	$0.11	$0.02	$0.16	$0.07
Weighted average number of common shares outstanding — basic and diluted	3,947,978	1,837,011	3,190,502	1,240,067

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Unaudited)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- controlling Interest	Total Equity
BALANCE — December 31, 2010	2,382,317	$24,000	$20,792,000	$(6,657,000)	$14,159,000	$(3,000)	$14,156,000

Issuance of common stock	2,151,657	21,000	21,499,000	—	21,520,000	—	21,520,000

Issuance of common units	—	—	648,000	—	648,000	$1,939,000	2,587,000

Share redemptions	(12,159)	—	(122,000)	—	(122,000)	—	(122,000)

Offering costs	—	—	(2,602,000)	—	(2,602,000)	—	(2,602,000)

Issuance of restricted stock	15,000	—	—	—	—	—	—

Deferred stock compensation	—	—	128,000	—	128,000	—	128,000

Issuance of common stock under DRIP	54,275	1,000	515,000	—	516,000	—	516,000

Distributions	—	—	—	(1,693,000)	(1,693,000)	(70,000)	(1,763,000)

Net loss	—	—	—	(4,239,000)	(4,239,000)	(160,000)	(4,399,000)

BALANCE — September 30, 2011	4,591,090	$46,000	$40,858,000	$(12,589,000)	$28,315,000	$1,706,000	$30,021,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(4,399,000)	$(3,330,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of real estate	310,000	—
Amortization of deferred financing costs and note payable premium/discount	256,000	163,000
Depreciation and amortization	2,866,000	1,191,000
Amortization of above and below market leases	(287,000)	—
Allowance for doubtful accounts	100,000	39,000
Stock based compensation	128,000	60,000
Changes in assets and liabilities:
Prepaid expenses and other assets	(193,000)	(9,000)
Accounts receivables	(441,000)	(322,000)
Accounts payable and accrued expenses	1,357,000	157,000
Amounts due to affiliates	(297,000)	139,000
Other liabilities	(113,000)	397,000
Restricted cash from operational expenditures	120,000	—

Net cash used in operating activities	(593,000)	(1,515,000)

Cash flows from investing activities:
Investments in real estate	(37,481,000)	(16,390,000)
Notes receivable	(18,000,000)	—
Net change in restricted cash for capital expenditures	(965,000)	—

Net cash used in investing activities	(56,446,000)	(16,390,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	21,521,000	15,611,000
Proceeds from issuance of common units	—	—
Redemption of stock	(122,000)	—
Distributions	(1,108,000)	(388,000)
Payment of offering costs	(2,508,000)	(1,815,000)
Proceeds from notes payable	49,015,000	8,500,000
Repayment of notes payable	(9,072,000)	(3,976,000)
Loan deferred financing fees	(786,000)	(299,000)

Net cash provided by financing activities	56,940,000	17,633,000

Net decrease in cash and cash equivalents	(99,000)	(272,000)
Cash and cash equivalents — beginning of period	1,486,000	1,106,000

Cash and cash equivalents — end of period	$1,387,000	$834,000

Supplemental disclosure of non-cash financing activities:
Common units issued in acquisition of real estate	$2,587,000	$—
1031 exchange transactions	1,187,000	—
Increase to tenant improvements	125,000	—
Deferred offering costs accrued	94,000	140,000
Issuance of common stock under the DRIP	516,000	192,000
Distributions declared but not paid	202,000	82,000
Notes payable assumed upon investment in real estate	2,574,000	25,140,000
Accrued sales commissions and dealer manager fees	160,000	4,000
Accrued tenant improvements	—	135,000
Cash paid for interest	$1,660,000	$1,178,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

On November 12, 2009, the Company raised the minimum offering amount of $2,000,000 and pursuant to the terms of the Offering, proceeds were released to the Company from an escrow account. From commencement of the Offering through September 30, 2011, the Company had accepted investors’ subscriptions for, and issued, 4,591,090 shares of the Company’s common stock, including 82,830 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $45,142,485.

On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property located in Bismarck, North Dakota, TNP Strategic Retail Operating Partnership, LP, the Company’s operating partnership (the “OP”), issued 287,472 units of common limited partnership interests (the “Common Units”) to certain of the sellers of the Pinehurst Square property who elected to receive Common Units for an aggregate value of approximately $2,587,249, or $9.00 per Common Unit.

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

As of September 30, 2011, the Company’s portfolio included (1) eight properties comprising 709,044 rentable square feet of multi-tenant retail and commercial space located in six states and (2) three distressed mortgage loans secured by a multi-tenant retail center and approximately 28 acres of developable land. As of September 30, 2011, the rentable space at the Company’s retail properties was 84.0% leased.

The Company’s advisor is TNP Strategic Retail Advisor, LLC, a Delaware limited liability company (“Advisor”). Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business is conducted through the OP. The initial limited partners of the OP were Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP OP”). Advisor has invested $1,000 in the OP in exchange for Common Units and TNP OP has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it transfers substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of September 30, 2011 and December 31, 2010, the Company owned 94.09% and 99.96%, respectively, of the limited partnership interest in the OP. As of September 30, 2011 and December 31, 2010, Advisor owned 0.02% and 0.04%, respectively, of the limited partnership interest in the OP. TNP OP owned 100% of the outstanding Special Units as of September 30, 2011 and December 31, 2010, respectively.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Non-Controlling Interests

The Company accounts for non-controlling interests in accordance with FASB ASC 810, Consolidation (“ASC 810”). In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parents stockholders’ equity. Net loss attributable to non-controlling interests is presented as a reduction from net income in calculating net loss available to common stockholders on the statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their redemption value as of the balance sheet date and reported as temporary equity. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made, the resulting adjustment is recorded in the consolidated statement of operations.

The Company evaluates the need to consolidate joint ventures based on standards set forth in ASC 810. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2011, the Company did not have any joint ventures.

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

Cash and Cash Equivalents

        Cash and cash equivalents represents current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. As of September 30, 2011, the Company had $1,029,000 of cash balances in excess of federally insured limits. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash.

Restricted Cash

Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders.

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

Acquisition costs are expensed as incurred and costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the nine months ended September 30, 2011, the Company acquired (1) four properties and recorded the acquisitions as business combinations and (2) three distressed mortgage loans and recorded the acquisitions as business combinations and expensed $2,260,000 of acquisition costs. During the nine months ended September 30, 2010, the Company acquired three properties, the Waianae Mall, the Northgate Plaza, and the San Jacinto Esplanade, and expensed $1,326,000 of acquisition costs.

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

As of September 30, 2011, there was no loan loss reserve and the Company did not record any impairment losses related to the real estate loans receivable during the three and nine months ended September 30, 2011. However, in the future, the Company may experience losses from its investments in loans receivable requiring the Company to record loan loss reserves. Realized losses on individual loans could be material and significantly exceed any recorded reserves.

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

As of September 30, 2011, the Company’s investment in three distressed mortgage loans was not deemed to be impaired. During the nine months ended September 30, 2011, the Company recognized $540,000 of interest income related to these loans. Additionally, as of September 30, 2011, the Company had recorded interest income receivable of $135,000, all of which was received in October 2011, related to the three distressed mortgage loans. As of September 30, 2011, the Company determined that the carrying value of the mortgage loans were fully secured by the collateral, and as a result, the Company had not recorded an impairment charge related to its investment in the mortgage loans as of September 30, 2011.

The reserve for loan losses is a valuation allowance that reflects management’s estimate of loan losses inherent in the loan portfolio as of the balance sheet date. The reserve is adjusted through “provision for loan losses” on the Company’s consolidated statements of operations and is decreased by charge-offs to specific loans when losses are confirmed. As of September 30, 2011 and December 31, 2010, the Company did not record any reserves for loan losses.

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

Impairment of Investments in Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The Company did not record any impairment loss on its investments in real estate and related intangible assets during the nine months ended September 30, 2011 and 2010.

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

When available, the Company utilizes quoted market prices from independent third-party sources to determine fair value and classifies such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for a financial instrument owned by the Company to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (2) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The Company considers the following factors to be indicators of an inactive market: (1) there are few recent transactions, (2) price quotations are not based on current information, (3) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (4) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (5) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (6) there is a wide bid-ask spread or significant increase in the bid-ask spread, (7) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (8) little information is released publicly (for example, a principal-to-principal market).

The Company considers the following factors to be indicators of non-orderly transactions: (1) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (2) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (3) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (4) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the straight-line method, which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of September 30, 2011 and December 31, 2010, the Company’s deferred financing costs were $1,272,000 and $673,000 respectively, net of amortization.

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

Depreciation and Amortization

Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Buildings and improvements are depreciated over their estimated useful lives, which range from 5 to 48 years. Tenant improvement costs recorded as capital assets are depreciated over the shorter of (1) the tenant’s remaining lease term or (2) the life of the improvement. Furniture, fixtures and equipment are depreciated over five to ten years.

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

The Company evaluates tax positions taken in the financial statements under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, the Company may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

When necessary, deferred income taxes are recognized in certain taxable entities. Deferred income tax is generally a function of the period’s temporary differences (items that are treated differently for tax purposes than for financial reporting purposes). A valuation allowance for deferred income tax assets is provided if all or some portion of the deferred income tax asset may not be realized. Any increase or decrease in the valuation allowance is generally included in deferred income tax expense.

The federal and state statute of limitations for the Company’s tax returns are generally three and four years, respectively. As such, tax returns that remain subject to examination would be from 2008 and thereafter for federal purposes and 2007 and thereafter for state purposes. Consequently, the taxability of the distributions is subject to change.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU No. 2010-20”). ASU No. 2010-20 requires the Company to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. This ASU also requires the Company to disclose additional information related to credit quality indicators, past due information, information related to loans modified in a troubled debt restructuring and significant purchases and sales of financing receivables disaggregated by portfolio segment. ASU No. 2010-20 was initially effective for interim and annual periods ending on or after December 15, 2010. As this ASU amends only the disclosure requirements for loans and the allowance for credit losses, the adoption of ASU No. 2010-20 is not expected to have a significant impact on the Company’s financial statements. In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20 (“ASU No. 2011-01”). ASU No. 2011-01 announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU No. 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU No. 2010-20. The proposed guidance in ASU No. 2010-20 is effective for interim and annual periods beginning after June 15, 2011, in conjunction with the effective date of ASU No. 2011-02. The adoption of ASU No. 2010-20 may require additional disclosures, but the Company does not expect the adoption to have a material impact to its consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU No. 2010-29”). Effective for periods beginning after December 15, 2010, ASU No. 2010-29 specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 only applies to disclosures in Note 4 below related to acquisitions and is not expected to have a significant impact on the Company’s footnote disclosures.

3. ACQUISITIONS OF REAL ESTATE

During the nine months ended September 30, 2011, the Company acquired the following properties:

							Intangibles
Property	Location	Acquisition Date	Acquisition Costs	Land	Building and Improvements	Tenant Improvements	Acquired In Place Lease Intangibles	Above- Market Lease Assets	Below- Market Lease Liabilities	Purchase Price
Craig Promenade	Las Vegas, NV	3/30/2011	$412,000	$3,650,000	$7,696,000	$232,000	$1,004,000	$487,000	$269,000	$12,800,000
Pinehurst Square East	Bismarck, ND	5/26/2011	$439,000	$3,270,000	$10,116,000	$334,000	$1,138,000	$271,000	$128,000	$15,000,000
Cochran Bypass	Chester, SC	7/19/2011	$38,000	$776,000	$1,412,000	$67,000	$351,000	$—	$22,000	$2,585,000
Topaz Marketplace	Hesperia, CA	9/23/2011	$648,000	$2,120,000	$10,497,000	$227,000	$1,476,000	$99,000	$919,000	$13,500,000

For the three months ended September 30, 2011, amortization expense for acquired lease intangibles was $405,000. For the nine months ended September 30, 2011, amortization expense for acquired lease intangibles was $534,000. The acquired lease intangibles have a weighted average remaining life of 7.2 years as of September 30, 2011.

As of September 30, 2011, Craig Promenade had 89,593 rentable square feet, of which 68,298, or 76.2%, was leased. For the three months ended September 30, 2011, the Company recognized $311,000 in total revenue from Craig Promenade. For the nine months ended September 30, 2011, the Company recognized $650,000 in total revenue from Craig Promenade.

As of September 30, 2011, Pinehurst Square East had 114,292 rentable square feet, of which 102,817, or 90.0%, was leased. For the three months ended September 30, 2011, the Company recognized $427,000 in total revenue from Pinehurst Square East. For the nine months ended September 30, 2011, the Company recognized $595,000 in total revenue from Pinehurst Square East.

As of September 30, 2011, Cochran Bypass had 45,817 rentable square feet, of which 45,817, or 100.0%, was leased. For the three and nine months ended September 30, 2011, the Company recognized $76,000 in total revenue from Cochran Bypass.

As of September 30, 2011, Topaz Marketplace had 50,359 rentable square feet, of which 48,909, or 97.1%, was leased. For the three and nine months ended September 30, 2011, the Company recognized $30,000 in total revenue from Topaz Marketplace.

The Company acquired Craig Promenade for an aggregate purchase price of approximately $12,800,000. The Company financed the payment of the purchase price for Craig Promenade with (1) proceeds from the Offering and (2) approximately $8,750,000 in funds borrowed under the Company’s revolving credit agreement (“Credit Agreement”) with KeyBank National Association (“KeyBank”).

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

The Company acquired Cochran Bypass for an aggregate purchase price of approximately $2,585,000, comprised of (1) an assumption of all outstanding obligations on and after the closing date of the senior loan from First South Bank secured by the Cochran Bypass in the aggregate principal amount of $1,220,115, (2) an assumption of all outstanding obligations on and after the closing date of a junior loan from TNP 2008 Participating Notes Program, LLC, an affiliate of Sponsor, secured by the Cochran Bypass in the aggregate principal amount of $775,296 (“the Participating Notes Loan”), and (3) a carryback promissory note from the Company’s affiliated seller of the Cochran Bypass property in an amount of $579,029 (“the Seller Note”), as discussed in Note 14 related party transactions. The affiliated seller was Thompson National Properties, LLC.

The Company acquired the Topaz Marketplace for an aggregate purchase price of approximately $13,500,000. The Company financed the payment of the purchase price for the Topaz Marketplace with (1) proceeds from the Offering and (2) approximately $8,000,000 in funds borrowed under the Credit Agreement.

4. PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2011 and 2010. The Company acquired two properties during each of the three months ended September 30, 2011 and 2010. The Company acquired four and three properties during the nine months ended September 30, 2011 and 2010, respectively, all of which were accounted for as business combinations.

For the three and nine months ended September 30, 2010, the below unaudited pro forma information has been prepared to give effect to the acquisitions of the Waianae Mall, the Northgate Plaza, the San Jacinto Esplanade, the Craig Promenade, Pinehurst Square East, Cochran Bypass and Topaz Marketplace properties, as if the acquisitions occurred on January 1, 2010.

For the three and nine months ended September 30, 2011, the below unaudited pro forma information has been prepared to give effect to the acquisitions of the Craig Promenade, Pinehurst Square East, Cochran Bypass and the Topaz Marketplace properties, as if the acquisitions occurred on January 1, 2011.

This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor does it purport to predict the results of operations for future periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
	2011 (1)	2010 (2)	2011 (3)	2010 (4)
Revenues	$2,905,000	$3,031,000	$7,616,000	$7,267,000

Net loss	$(1,622,000)	$(2,440,000)	$(5,581,000)	$(5,405,000)

Net loss per common share, basic and diluted	$(0.41)	$(1.33)	$(1.75)	$(4.36)

Weighted-average number of common shares outstanding, basic and diluted	3,947,978	1,837,011	3,190,502	1,240,067

(1)	The September 30, 2011 pro forma financials include actual results for Moreno Marketplace, Waianae Mall, Northgate Plaza, San Jacinto Esplanade, Craig Promenade and Pinehurst Square East and pro forma quarterly results for Cochran Bypass and Topaz Marketplace.
(2)	The September 30, 2010 pro forma financials include actual results for Moreno Marketplace and pro forma quarterly results for Waianae Mall, Northgate Plaza, San Jacinto Esplanade, Craig Promenade, Pinehurst Square East, Cochran Bypass and Topaz Marketplace.

(3)	The September 30, 2011 pro forma financials include actual results for Moreno Marketplace, Waianae Mall, Northgate Plaza, and San Jacinto Esplanade and pro forma quarterly results for Craig Promenade, Pinehurst Square East, Cochran Bypass and Topaz Marketplace.
(4)	The September 30, 2010 pro forma financials include actual results for Moreno Marketplace and pro forma quarterly results for Waianae Mall, Northgate Plaza, San Jacinto Esplanade, Craig Promenade, Pinehurst Square East, Cochran Bypass and Topaz Marketplace.

5. INVESTMENTS IN REAL ESTATE

As of September 30, 2011, the Company’s real estate portfolio was comprised of eight retail properties encompassing approximately 709,044 rentable square feet and was approximately 84.0% leased. The following table provides summary information regarding the properties owned by the Company as of September 30, 2011:

Property	Location	Property Leasable Square Feet	% of portfolio Leasable Square Feet	Date Acquired	Purchase Price	Annualized Base Rent (1)	% of Annualized Base Rent	Occupancy (2)	Average Annual Rent Per Leased Square Feet (3)
Moreno Marketplace	Moreno Valley, CA	78,743	11.1%	11/19/2009	$12,500,000	$1,143,000	12.4%	76.3%	$14.51
Waianae Mall	Waianae, HI	170,275	24.0%	6/4/2010	25,688,000	2,734,000	29.7%	78.8%	$16.05
Northgate Plaza	Tucson, AZ	103,492	14.6%	7/6/2010	8,050,000	904,000	9.8%	92.0%	$8.74
San Jacinto	San Jacinto, CA	56,473	8.0%	8/11/2010	7,088,000	559,000	6.1%	70.8%	$9.89
Craig Promenade	Las Vegas, NV	89,593	12.6%	3/30/2011	12,800,000	1,182,000	12.9%	76.2%	$13.19
Pinehurst Square East	Bismarck, ND	114,292	16.1%	5/26/2011	15,000,000	1,355,000	14.8%	90.0%	$11.86
Cochran Bypass	Chester, SC	45,817	6.5%	7/19/2011	2,585,000	234,000	2.5%	100.0%	$5.11
Topaz Marketplace	Hesperia, CA	50,359	7.1%	9/23/2011	13,500,000	1,086,000	11.8%	97.1%	$21.57

Total		709,044	100%		$97,211,000	$9,197,000	100%	84.0%	$12.97	(4)

(1)	Annualized base rent represents annualized contractual base rental income as of September 30, 2011.
(2)	Occupancy includes all leased space of the respective acquisition.
(3)	Average annual rent per leased square foot based on leases in effect as of September 30, 2011.
(4)	Weighted Average

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2011, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 20.42 years with a weighted-average remaining term (excluding options to extend) of 6.82 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated unaudited balance sheets and totaled $276,000 and $166,000 as of September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

October 1, 2011 through December 31, 2011	$1,739,000
2012	6,327,000
2013	5,684,000
2014	5,239,000
2015	4,475,000
Thereafter	23,670,000

$47,134,000

As of September 30, 2011, the Company had a concentration of credit risk related to the following tenants’ leases that represented more than 10% of a retail property’s annualized base rent:

Tenant	Property	Annualized Base Rent(1)	Percent of Property Annualized Base Rent	Annualized Base Rent Per Square Foot	Lease Expiration(2)
Stater Brothers	Moreno Marketplace	$730,000	63.9%	$16.59	November 2028
Wells Fargo	Moreno Marketplace	$120,000	10.5%	$24.00	November 2023
Longs Drugs	Waianae Mall	$630,000	23.0%	$26.12	January 2021
Wal-Mart	Northgate Plaza	$245,000	27.1%	$5.74	May 2025
Dollar Tree Stores	Northgate Plaza	$106,000	11.7%	$8.63	January 2015
Huey Tran DDS	San Jacinto Esplanade	$84,000	15.0%	$38.04	April 2018
Fresh N Easy	San Jacinto Esplanade	$175,000	31.3%	$12.43	October 2027
Jack in the Box	San Jacinto Esplanade	$75,000	13.4%	$28.26	March 2027
Big Lots Store, Inc	Craig Promenade	$348,000	29.4%	$11.50	January 2016
S.L. Investments	Craig Promenade	$147,000	12.4%	$45.97	February 2032
Party Pro	Craig Promenade	$126,000	10.7%	$10.51	February 2013
Old Navy	Pinehurst Square	$184,000	13.6%	$12.00	November 2011
TJX Companies	Pinehurst Square	$247,000	18.2%	$9.50	March 2017
Bi-Lo	Cochran Bypass	$234,000	100.0%	$5.11	September 2019
Fresh N Easy	Topaz Marketplace	$235,000	21.6%	$16.77	August 2028
Wood Grill	Topaz Marketplace	$219,000	20.2%	$21.19	October 2023
Davita	Topaz Marketplace	$191,000	17.6%	$25.46	August 2018

		$4,096,000

(1)	Annualized base rent represents annualized contractual base rental income as of September 30, 2011.
(2)	Represents the expiration dates of leases as of September 30, 2011 and does not take into account any tenant renewal options.

6. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of September 30, 2011 and December 31, 2010, the Company’s acquired lease intangibles and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows:

	Acquired Lease Intangibles		Below-Market
			Lease Liabilities
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Cost	$14,196,000	$9,370,000	$(4,228,000)	$(2,890,000)
Accumulated Amortization	(3,882,000)	(1,245,000)	853,000	298,000

Net Amount	$10,314,000	$8,125,000	$(3,375,000)	$(2,592,000)

Increases (decreases) in net income as a result of amortization of the Company’s acquired lease intangibles and below-market lease liabilities for the three months ended September 30, 2011 and 2010 are as follows:

	Acquired Lease Intangibles		Below-Market Lease Liabilities
	For the Three Months Ended		For the Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amortization	$(2,083,000)	$(554,000)	$275,000	$131,000

Increases (decreases) in net income as a result of amortization of the Company’s acquired lease intangibles and below-market lease liabilities for the nine months ended September 30, 2011 and 2010 are as follows:

	Acquired Lease Intangibles		Below-Market Lease Liabilities
	For the Nine Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Amortization	$(2,637,000)	$(776,000)	$554,000	$167,000

7. NOTES RECEIVABLE

The following table summarizes the Company’s loans receivable as of September 30, 2011 and December 31, 2011:

	September 30, 2011			December 31, 2010
	Real Estate Secured	Other Secured	Total	Real Estate Secured	Other Secured	Total
Mortgage	$18,000,000	$—	$18,000,000	$—	$—	$—
Other	—	—	—	—	—	—
Unamortized discounts, fees and costs	—	—	—	—	—	—
Allowance for loan losses	—	—	—	—	—	—

	$18,000,000	$—	$18,000,000	$—	$—	$—

On June 29, 2011 (the “Note Closing Date”), the Company, through TNP SRT Constitution Trail, LLC (“TNP SRT Constitution”), a wholly owned subsidiary of the OP, acquired an indirect interest in three distressed mortgage loans (the “Mortgage Loans”) from M&I Marshall & Ilsley Bank, a Wisconsin state-chartered bank (the “Mortgage Lender”), The mortgage loans were issued in favor of Constitution Trail, LLC, an unaffiliated third party borrower (“Borrower”) in the original aggregate principal amount of $42,467,593. As of September 30, 2011, the Mortgage Loans were secured by a multi-tenant retail center, commonly known as the Constitution Trail Centre (the “Constitution Trail Property”), and approximately 28 acres of developable land located in Normal, Illinois, a suburb of Bloomington, Illinois. As of the Note Closing Date, the Mortgage Loans had an outstanding principal balance of $42,208,703.

TNP SRT Constitution Trail acquired the Mortgage Loans for an aggregate purchase price of $18,000,000, exclusive of closing costs. TNP SRT Constitution financed the payment of the purchase price for the Mortgage Loans with a combination of (1) proceeds from the Offering, (2) the proceeds of a loan from TL DOF III Holding Corporation, an unaffiliated third party lender (“Acquisition Lender”), in the aggregate principal amount of $15,300,000 (the “Acquisition Loan”) and (3) a loan from TNP 2008 Participating Notes Program, LLC, an affiliate of the Sponsor, in the aggregate principal amount of $995,000. For additional information on the terms of the Acquisition Loan, see Note 8.

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

Note A-1 and Note A-2 both have an original maturity date of July 12, 2010, subject to one possible six-month extension of their maturity dates. Note B has an original maturity date of April 15, 2015, subject to acceleration of maturity upon an event of default under Note B or any other Mortgage Note. Note A-1 and Note A-2 both bear interest at a rate equal to (1) a variable rate based upon the average of the interbank offered rates for dollar deposits in the London market as quoted in The Wall Street Journal plus (2) 3.5%, provided that the interest rate will never be less than 5.0% per annum. Note B bears interest at a rate of 6.0% per annum. Upon the occurrence of and during the continuance of any event of default under any Mortgage Note, the Mortgage Notes bear interest at a rate equal to the lesser of (1) the otherwise applicable interest rate plus 5.0% or (2) the maximum rate of interest allowed by applicable law. As of September 30, 2011, the Borrower was in default under the Mortgage Loans and the Company was pursuing foreclosure proceedings against the Borrower.

The Borrower’s obligations under the Mortgage Loans are secured by (1) a Construction Mortgage, Security Agreement, Assignment of Rents and Leases and Fixture Filing by the Borrower for the benefit of TNP SRT Constitution with respect to the Constitution Trail Property, (2) an Assignment of Rents and Leases by the Borrower for the benefit of TNP SRT Constitution with respect to the Constitution Trail Property, and (3) joint and several guaranties (the “Mortgage Loan Guaranties”) issued by Roger S. “Steve” Clary, Terry L. Clauff, David Rose and Borrower (collectively, the “Mortgage Guarantors”) in favor of the TNP SRT Constitution.

8. NOTES PAYABLE

As of September 30, 2011 and December 31, 2010, the Company’s notes payable consisted of the following:

	Principal as of September 30, 2011		Principal as of December 31, 2010		Interest Rate at September 30, 2011 (1)	Maturity Date (2)
Waianae Mortgage Loan (3)	$20,248,000	(4)	$20,531,000	(9)	5.39%	October 5, 2015
Northgate Mortgage Loan	—		4,325,000	(10)	—	May 23, 2011
Convertible Note (11)	1,250,000		1,250,000		8.00%	November 18, 2015
KeyBank Line of Credit- Tranche A (5)	44,968,000		11,966,000		5.50%	December 17, 2013 (7)
KeyBank Line of Credit- Tranche B (5)	—		1,327,000		—	June 30, 2011
Constitution Trail Acquisition Loan	15,501,000	(8)	—		15.00%	October 31, 2014
Cochran Bypass Mortgage Loan (6)	1,210,000		—		9.00%	January 5, 2012

Subtotal	83,177,000		39,399,000
Less unamortized discount	(260,000)		(235,000)

Total	$82,917,000		$39,164,000

(1)	Represents the interest rate in effect under the loan as of September 30, 2011. The interest rate is calculated as the actual interest rate in effect at September 30, 2011.

(2)	Represents the respective contractual maturity dates as of September 30, 2011. Subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.
(3)	Represents a mortgage loan assumed by the Company in connection with the acquisition of Wainanae Mall.
(4)	Represents Waianae mortgage loan, excluding unamortized discount of $235,000.
(5)	In March 2011 and June 2011, the Company entered into two interest rate cap agreements with KeyBank in the notional amounts of $16.0 million and $10.0 million and interest rate caps of 7%, effective on April 4, 2011 and June 15, 2011, respectively. Neither interest rate cap agreement is designated as a hedge and both have termination dates of April 4, 2012.
(6)	Represents a mortgage loan assumed by the Company in connection with the acquisition of Cochran Bypass.
(7)	The Company has a one year extension of the Tranche A maturity date subject to certain conditions set forth in the Credit Agreement.
(8)	Represents Acquisition Loan.
(9)	Represents Waianae Mortgage Loan, excluding unamortized discount of $308,000.
(10)	Represents Northgate Mortgage Loan.
(11)	Represents a subordinated note from an unrelated third party, in the aggregate principal amount of $1,250,000 in connection with the acquisition of the Moreno property. Pursuant to the terms of the note, the note is no longer convertible.

During the three months ended September 30, 2011 and 2010, the Company incurred $1,677,000 and $712,000, respectively, of interest expense, which included the amortization of deferred financing costs of $174,000 and $147,000, respectively. During the three months ended September 30, 2011 and 2010, interest expense also included the amortization of net premium/discount of $28,000 and $(184,000), respectively. As of September 30, 2011 and December 31, 2010, interest expense payable was $289,000 and $136,000, respectively.

During the nine months ended September 30, 2011 and 2010, the Company incurred $3,180,000 and $1,282,000, respectively, of interest expense, which included the amortization of deferred financing costs of $281,000 and $228,000, respectively. During the nine months ended September 30, 2011 and 2010, interest expense also included the amortization of net discount of $(25,000) and $(55,000), respectively.

The following is a schedule of maturities for all of the Company’s notes payable outstanding as of September 30, 2011:

	Current Maturity(1)	Fully Extended Maturity (1) (2)
October 1, 2011 through December 31, 2011	$114,000	$114,000
2012	1,595,000	1,595,000
2013	45,394,000	425,000
2014	15,950,000	60,919,000
2015	20,124,000	20,124,000
Thereafter	—	—

	$83,177,000	$83,177,000

(1)	Represents total notes payable, excluding unamortized premium of $260,000.
(2)	Represents the maturities of all notes payable outstanding as of September 30, 2011 assuming the Company exercises all extension options available under the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

Certain of the Company’s notes payable contain financial and non-financial debt covenants.

Line of Credit

On December 17, 2010, the Company, through its wholly owned subsidiary, TNP SRT Secured Holdings, LLC (“TNP SRT Holdings”), entered into the Credit Agreement with KeyBank to establish a secured revolving credit facility (the “Credit Facility”) with an initial maximum aggregate commitment of $35 million. The commitment may be increased, subject to certain conditions, in minimum increments of $5 million, by up to $115 million in the aggregate, for a maximum commitment of up to $150 million. The Company may reduce the facility amount at any time, subject to certain conditions, in minimum increments of $5 million, provided that in no event may the facility amount be less than $20 million, unless the commitments are reduced to zero and the Credit Facility is terminated. The proceeds of the Credit Facility may be used by the Company for general corporate purposes, subject to the terms of the Credit Agreement. Tranche B of the Credit Facility in the maximum amount of $5 million matured on September 30, 2011. Tranche A of the Credit Facility matures on December 17, 2013. The Company has the option to extend the Tranche A maturity date for one year subject to certain conditions as set forth in the Credit Agreement.

On May 26, 2011, the Company, the OP, the Sponsor, Anthony W. Thompson, the Company’s Chairman and Chief Executive Officer, and KeyBank amended the Credit Agreement to increase the maximum aggregate commitment of KeyBank under the Credit Agreement from $35 million to $38 million (the “Temporary Increase”), effective June 30, 2011, and increased the aggregate commitment under Tranche A of the Credit Agreement to $38 million. The amendment provided that the Temporary Increase would be available until July 26, 2011, at which time any amounts outstanding under the Credit Agreement in excess of $35 million would become immediately due and payable in full. On August 9, 2011, the Company, the OP, the Sponsor, Anthony W. Thompson, TNP SRT Holdings, AWT Family Limited Partnership, a California limited partnership controlled by Mr. Thompson (“AWT”), certain subsidiaries of TNP SRT Holdings and KeyBank entered into an Amendment to the Credit Agreement (the “Amendment”), effective as of June 30, 2011. The Amendment extended the maturity date of the Temporary Increase from July 26, 2011 to August 26, 2011, provided that Tranche B of the Credit Facility matured on June 30, 2011, any remaining balance of outstanding loans under Tranche B of the Credit Facility, would be deemed to be a loan under Tranche A of the Credit Facility as of June 30, 2011, and Sponsor, Mr. Thompson and AWT are released from their joint and several guaranty of the payment of all borrowings under the Tranche B of the Credit Facility as of June 30, 2011. On September 23, 2011 in connection with the acquisition of the Topaz Marketplace, the Company, certain of its subsidiaries and KeyBank entered into a Fourth Omnibus Amendment and Reaffirmation of the loan documents relating to the Credit Agreement (the “Fourth Omnibus Amendment”). The Fourth Omnibus Amendment amended the Credit Agreement to increase the maximum aggregate commitment of KeyBank under the Credit Agreement from $38 million to $45 million (such increase the “Second Temporary Increase”). The Fourth Omnibus Amendment also amends the Credit Agreement to provide that the Second Temporary Increase (1) will be reduced on or prior to October 25, 2011 by an amount necessary to reduce the tranche A commitment to $43 million, at which point any amounts outstanding under the Credit Agreement in excess of $43 million will be due and payable in full, and (2) will otherwise remain in effect until December 22, 2011, at which time any amounts outstanding under the Credit Agreement in excess of $35 million will become immediately due and payable in full.

On August 23, 2011, the Company, certain of its subsidiaries and KeyBank entered into an amendment to the Credit Agreement, effective as of June 29, 2011 (the “Amendment and Waiver”). The Amendment and Waiver provides that the value of the Constitution Trail Property which secures the three distressed Mortgage Loans acquired by the Company on June 29, 2011 will be included in the calculation of Total Asset Value (as defined in the Credit Agreement), and that the value attributed to the Constitution Trail Property for the purposes of such calculation will be the value of the Mortgage Loans determined at the lesser of cost or carrying value.

On September 23, 2011, in connection with the acquisition of the Topaz Marketplace property, TNP SRT Topaz Marketplace, LLC financed the payment of the purchase price with $8,000,000 in funds borrowed under the Company’s existing revolving credit agreement with KeyBank.

As of September 30, 2011, the outstanding balances under Tranche A and Tranche B of the Credit Facility were $44,968,000 and $0, respectively. In March 2011 and June 2011, the Company entered into two interest rate cap agreements with KeyBank in the notional amounts of $16.0 million and $10.0 million and interest rate caps of libor at 7%, effective on April 4, 2011 and June 15, 2011, respectively. Neither interest rate cap agreement is designated as a hedge.

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

Borrowings under the Credit Agreement are secured by (1) pledges by the Company, the OP, TNP SRT Holdings, and certain subsidiaries of TNP SRT Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of TNP SRT Holdings or the Company which, directly or indirectly, owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations, terms and conditions to be paid, performed or observed with respect to the Credit Agreement, (3) a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in Offering), escrow and security deposit accounts and all cash management services of the Company, the OP, TNP SRT Holdings and certain of its subsidiaries, and, (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to the Moreno Marketplace, Northgate Plaza, San Jacinto Esplanade, Craig Promenade, Pinehurst Square East and Topaz Marketplace.

The Credit Agreement and certain notes payable contain customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage. The Company believes it was in compliance with the financial covenants of the credit facility as of September 30, 2011.

As of September 30, 2011, the Company has classified as held for sale portions of three of the Company’s properties, commonly known as “pads,” with a book value of approximately $3.2 million. Future sale of the “pads” may require a pay down of the principal of the Credit Facility.

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

The entire unpaid principal balance of the Acquisition Loan and all accrued and unpaid interest thereon will be due and payable in full on October 31, 2014. The Acquisition Loan bears interest at a rate of 15.0% per annum. After the occurrence of and during the continuance of any event of default under the Acquisition Credit Agreement, the Acquisition Loan will bear interest at a rate of 20.0% per annum. TNP SRT Constitution will pay the Acquisition Lender a late fee in the amount of 5.0% of any installment of principal and interest due under the Acquisition Loan that is more than five days past due. TNP SRT Constitution may voluntarily prepay all, but not less than all, of the Acquisition Loan at any time; provided, however, that (1) TNP SRT Constitution must pay an exit fee equal to 1.0% of the amount being prepaid in connection with any such prepayment (the “Exit Fee”) and any accrued and unpaid interest, and (2) any prepayment made prior to the last month of the term of the Acquisition Loan must be accompanied by a premium in an amount equal to the amount obtained by subtracting (a) all amounts paid by TNP SRT Constitution with respect to the Acquisition Loan (excluding the Origination Fee), from (b) $22,950,000 (the “Applicable Amount”); provided, however, that the Applicable Amount will be reduced by $1.50 for every $1.00 of the principal amount of the Acquisition Loan that is prepaid on or prior to December 30, 2011, not to exceed, in respect of such prepayments, $10,000,000. Notwithstanding the foregoing, TNP SRT Constitution may prepay up to $10,000,000 of the Acquisition Loan on or before December 30, 2011, which such prepayment will not be subject to the prepayment premium, but will be subject to the Exit Fee.

Pursuant to the terms of the Acquisition Credit Agreement, TNP SRT Constitution agreed to (1) prosecute the foreclosure proceedings initiated by the Mortgage Lender, as plaintiff, against the Borrower, the Mortgage Guarantors, and others, as defendants (the “Foreclosure Proceedings”) in accordance with the written instructions of the Acquisition Lender, and (2) not settle, compromise or discontinue the Foreclosure Proceedings without the prior consent of the Acquisition Lender. TNP SRT Constitution also agreed to otherwise enforce the terms and conditions of the Mortgage Loans in accordance with the Acquisition Lender’s instructions, including, if Acquisition Lender so requests, the commencement of an action to enforce the Mortgage Loan Guaranties against Mortgage Guarantors.

TNP SRT Constitution’s obligations under the Acquisition Loan are secured by a pledge by TNP SRT Constitution of all of its right, title and interest in and to, among other things, the Mortgage Loans and all rights to service the Mortgage Loans, all insurance (and the proceeds thereof) relating to the Mortgage Loans and the Constitution Trail Property and all collection and escrow accounts relating to the Mortgage Loans. Pursuant to the Acquisition Credit Agreement, the Company and Anthony W. Thompson (the “Acquisition Guarantors”), agreed to jointly and severally guaranty (the “Acquisition Guaranty”) the full and prompt payment and performance of TNP SRT Constitution’s obligations upon, among other events (1), the commencement by TNP SRT Constitution or any Acquisition Guarantor of a voluntary bankruptcy, insolvency, reorganization, liquidation or similar case or proceeding, (2) TNP SRT Constitution’s failure to obtain Acquisition Lender’s prior consent to (a) release the borrower or any of the Mortgage Guarantors from liability under the Mortgage Loans, (ii) release the lien of the Mortgage Loans from all or any portion of the Constitution Trail Property, or (b) modify, or accept the surrender or waiver of, any of the material terms of the Mortgage Loans, (c) the failure by TNP SRT Constitution and/or the Acquisition Guarantors to comply with the requirements of the Acquisition Credit Agreement upon the acquisition of fee title to the Constitution Trail Property by TNP SRT Constitution or TNP SRT Constitution’s affiliate, or (4) any loss or damage suffered by the Acquisition Lender (including, without limitation, reasonable attorneys’ fees) by reason of TNP SRT Constitution’s failure to prosecute the Foreclosure Proceedings, or otherwise enforce the terms of the Mortgage Loans, in accordance with the Acquisition Lender’s instructions.

The Acquisition Credit Agreement provided that if TNP SRT Constitution or its affiliate acquired fee title to the Constitution Trail Property by reason of foreclosure on the Mortgage Loans, the acceptance of a deed in lieu of the foreclosure or otherwise, TNP SRT Constitution or its affiliate, as applicable, will execute and deliver to the Acquisition Lender mortgage loan documents, in customary form, evidencing a new mortgage loan from Acquisition Lender (the “Phase II Loan”), including a mortgage or deed of trust, a promissory note, an assignment of leases and rents and an environmental indemnity, and the Acquisition Guarantors will execute and deliver to Acquisition Lender a customary guaranty of exceptions to the non-recourse nature of the Phase II Loan and an environmental indemnity relating to the Constitution Trail Property (such documents, collectively, the “Phase II Loan Documents”). The economic terms of the Phase II Loan Documents would conform to the economic terms set forth in the Acquisition Credit Agreement, such that the Acquisition Lender’s return will be the same as the return it would have received had the Acquisition Credit Agreement and the other Acquisition Loan documents remained in force and effect. On October 21, 2011, TNP SRT Constitution acquired title to the Constitution Trail Property pursuant to a consent foreclosure proceeding and TNP SRT Constitution and the Acquisition lender entered into the Phase II loan (See Note 16).

Assumed Mortgage Loan

In connection with the acquisition of Cochran Bypass, TNP SRT Cochran Bypass, LLC financed the payment of the purchase price with an assumption of all outstanding obligations on and after the closing date of the senior loan from First South Bank in the principal amount of $1,220,000 (the “First South Loan”). The First South Loan bears an interest rate of 9.0 % and matures on January 5, 2012.

TNP Participating Notes Loans

In connection with the acquisition of the Mortgage Loans, TNP SRT Constitution obtained a loan from TNP 2008 Participating Notes Program, LLC, a program sponsored by the Sponsor (“TNP Notes Program”), evidenced by a promissory note in the aggregate principal amount of $995,000 (the “TNP Constitution Loan”). The TNP Constitution Loan bears an interest rate of 14.0% and was repaid in July 2011.

In connection with the acquisition of Cochran Bypass, TNP SRT Cochran Bypass, LLC obtained a loan from TNP Notes Program evidenced by a promissory note in the aggregate principal amount of $775,000 (the “TNP Cochran Bypass Loan”). The Cochran Bypass Loan bears an interest rate of 14.0% and was repaid in September 2011.

The Company acquired the Cochran Bypass property from Thompson National Properties, LLC, an affiliate of our Advisor. The property was acquired at fair market value and approved by the Company’s Board of Directors.

Seller Promissory Note

In connection with the acquisition of the Cochran Bypass TNP SRT Cochran Bypass, LLC obtained a carryback promissory note from the affiliated seller of Cochran Bypass in an amount of $579,000. The Seller Note bears an interest rate of 9.0% and was repaid in August 2011. The affiliated seller was Thompson National Properties, LLC.

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

At September 30, 2011	Total Value (1)	Fair Value (2)
Notes Payable	$83,177,000	$82,917,000

At December 31, 2010	Total Value (1)	Fair Value (2)
Notes Payable	$39,399,000	$39,164,000

(1)	The total value of the Company’s notes payable represents outstanding principal as of September 30, 2011 and December 31, 2010.
(2)	The fair value of the Company’s notes payable represents outstanding principal as of September 30, 2011 and December 31, 2010, net of unamortized discount and premium. The estimated fair value of the Company’s notes payable is based upon indicative market prices of our notes payable.

The fair value of the Mortgage Loans receivable was not readily determinable as September 30, 2011 as the fair value of the subject collateral is not determinable and the Company is unable to project future cash flows.

10. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company sold 22,222 shares of common stock to Sponsor for an aggregate purchase price of $200,000. As of September 30, 2011, Anthony W. Thompson, the Company’s Chief Executive Officer, directly owned $1,000,000 in shares of the Company’s common stock and the Sponsor, which is controlled by Mr. Thompson, owned $200,000 in shares of the Company’s stock. As of September 30, 2011 and December 31, 2010, the Company had sold 4,591,090 and 2,390,017 shares of common stock in the Offering and through the DRIP, for gross proceeds of $45,142,000 and $23,613,000, respectively.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Common Units

On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property located in Bismark, North Dakota, the OP issued 287,472 Common Units to certain of the sellers of Pinehurst Square East who elected to receive Common Units for an aggregate value of approximately $2,587,249, or $9.00 per Common Unit.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of September 30, 2011 and December 31, 2010, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The Company’s share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases pursuant to the share redemption program will be made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. During the nine months ended September 30, 2011 and 2010, the Company redeemed 12,159 and 0 shares of common stock under its share redemption program.

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

On December 31, 2010, the Company authorized a monthly distribution in the aggregate amount of $136,000, of which $91,000 was paid in cash on January 14, 2011 and $45,000 was paid through the DRIP in the form of additional shares issued on January 1, 2011. On January 31, 2011 the Company authorized a monthly distribution in the aggregate of $141,000, of which $94,000 was paid in cash on February 13, 2011 and $47,000 was paid through the DRIP in the form of additional shares issued on February 1, 2011. On February 28, 2011, the Company authorized a monthly distribution in the aggregate of $146,000, of which $97,000 was paid in cash on March 14, 2011 and $49,000 was paid through the DRIP in the form of additional shares issued on March 1, 2011. On March 31, 2011, the Company authorized a monthly distribution in the aggregate of $155,000 of which $102,000 was paid in cash on April 14, 2011 and $53,000 was paid through the DRIP in the form of additional shares issued. On April 30, 2011, the Company authorized a monthly distribution in the aggregate of $169,000 of which $113,000 was paid in cash on May 14, 2011 and $56,000 was paid through the DRIP in the form of additional shares issued. On May 31, 2011, the Company authorized a monthly distribution in the aggregate of $186,000, of which $126,000 was paid in cash on June 14, 2011 and $60,000 was paid through the DRIP in the form of additional shares issued. On June 30, 2011, the Company authorized a monthly distribution in the aggregate of $197,000, of which $134,000 was paid in cash on July14, 2011 and $63,000 was paid through the DRIP in the form of additional shares issued. On July 31, 2011, the Company authorized a monthly distribution in the aggregate of $212,000, of which $144,000 was paid in cash on August 13, 2011 and $68,000 was paid through the DRIP in the form of additional shares issued. On August 31, 2011, the Company authorized a monthly distribution in the aggregate of $233,000, of which $158,000 was paid in cash on September 14, 2011 and $75,000 was paid through the DRIP in the form of additional shares issued.

Distribution Reinvestment Plan

The Company has adopted the DRIP which allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP. For the nine months ended September 30, 2011 and 2010, $516,000 and $154,000 in distributions were reinvested and 54,275 and 16,782 shares of common stock were issued under the DRIP, respectively.

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

The following table sets forth the computation of the Company’s basic and diluted (loss) earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator for basic and diluted (loss) earnings per share calculations:

Net loss from continuing operations	$(1,813,000)	$(1,414,000)	$(4,920,000)	$(3,413,000)
Less: Net loss attributable to noncontrolling interest	23,000	1,000	160,000	5,000

Net loss attributable to common stockholders	(1,790,000)	(1,413,000)	(4,760,000)	(3,408,000)
Less: Allocation to participating securities	2,000	2,000	10,000	6,000

Net loss attributable to common stockholders	$(1,788,000)	$(1,411,000)	$(4,750,000)	$(3,402,000)

Income from discontinued operations	$435,000	$28,000	$521,000	$83,000

Denominator for basic and diluted (loss) earnings per share calculations:
Weighted average shares outstanding — basic	3,947,978	1,837,011	3,190,502	1,240,067
Effect of dilutive shares:
Common units	—	—	—	—

Weighted average shares outstanding — diluted	3,947,978	1,837,011	3,190,502	1,240,067

Amounts attributable to common stockholders per share — basic and diluted:
Continuing operations	$(0.45)	$(0.77)	$(1.49)	$(2.75)
Discontinued operations	$0.11	$0.02	$0.16	$0.07

Unvested shares from share–based compensation that were anti-dilutive	12,690	13,817	8,135	11,300

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

On March 24, 2011, Arthur M. Friedman notified the Company of his resignation as a director of the Company and as Chairman of the Audit Committee of the Company (the “Audit Committee”), effective as of April 1, 2011. On April 1, 2011, in connection with Mr. Friedman’s resignation and pursuant to the terms of the Incentive Award Plan, the Company’s board of directors approved the acceleration of the vesting of approximately 3,333 shares of restricted common stock of the Company held by Mr. Friedman so that none of such shares of restricted common stock would be forfeited upon Mr. Friedman’s resignation. Mr. Phillip I Levin was elected to replace Mr. Freidman as an independent director and received an initial restricted stock grant of 5,000 shares.

Pursuant to the Amended and Restated Independent Directors Compensation Plan, on June 9, 2011, the Company issued (1) 2,500 shares of restricted common stock to each of Phillip I. Levin and Jeffrey S. Rogers in connection with their reelection to the Company’s board of directors and (2) 5,000 shares of restricted common stock to Peter K. Kompaniez in connection with his initial election to the Company’s board of directors. One-third of the shares of restricted stock granted to Messrs. Levin, Rogers and Kompaniez became non-forfeitable on the date of grant and an additional one third of the shares will become non-forfeitable on each of the first two anniversaries of the date of grant.

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

For the three months ended September 30, 2011 and 2010, the Company recognized compensation expense of $17,000 and $33,000, respectively, related to restricted common stock grants, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

For the nine months ended September 30, 2011 and 2010, the Company recognized compensation expense of $128,000 and $60,000, respectively, related to restricted common stock grants, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations.

As of September 30, 2011 and December 31, 2010, there was $81,000 and $75,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted common stock. As of September 30, 2011, this expense is expected to be realized over a remaining period of 1.75 years. As of September 30, 2011 and December 31, 2010, the fair value of the nonvested shares of restricted common stock was $81,000 and $90,000, respectively. During the three and nine months ended September 30, 2011, 0 and 15,000 shares of restricted stock were issued respectively. During the three and nine months ended September 30, 2011, 1,000 and 13,000 shares vested, respectively.

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2010	10,000	$9.00
Granted	—	—
Vested	—	—

Balance — March 31, 2011	10,000	$9.00
Granted	15,000	9.00
Vested	11,667	9.00

Balance — June 30, 2011	13,333	$9.00
Granted	—	—
Vested	833	9.00

Balance — September 30, 2011	12,500	$9.00

13. DISCONTINUED OPERATIONS

The Company reports as discontinued operations, properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income on the condensed consolidated statements of operations under the caption “Discontinued operations.” This reporting has resulted in certain reclassifications of 2010 financial statement amounts.

During the three months ended September 30, 2011, the Company recognized a gain of $310,000 related to the sale of the ‘pad’ at the Craig Promenade property. Additionally, the Company reclassified the ‘pad’ at the Northgate property from discontinued operations to investment in real estate, as the ‘pad’ is no longer held for sale.

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2011 and 2010 are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Discontinued operations:
Revenues from rental property	$92,000	$39,000	$310,000	$117,000

Rental property expenses	(23,000)	7,000	68,000	19,000
Depreciation and amortization	(10,000)	4,000	31,000	15,000

Income (loss) from discontinued operating properties, before income taxes	125,000	28,000	211,000	83,000
Gain on sale of real estate	310,000	—	310,000	—

Income (loss) from discontinued operations attributable to the Company	$435,000	$28,000	$521,000	$83,000

As of September 30, 2011, the Company had classified as held-for-sale portions of three of the Company’s properties, commonly known as “pads,” with a book value of approximately $3.2 million. The Company’s held for sale assets included three pads at the Company’s properties. The Company’s determination of the carrying value allocated to these pads of approximately $3.2 million is based upon percentage of pad revenue to the total revenue of the property. These properties are included in assets held for sale on the Company’s condensed consolidated balance sheets and are comprised of the following as of September 30, 2011:

Assets held for sale:
Land	$1,422,000
Building and site improvements	823,000
Tenant improvements	20,000
Lease intangibles	878,000
Straight line rent	51,000

Assets classified as held for sale	$3,194,000

14. RELATED PARTY TRANSACTIONS

Pursuant to the Advisory Agreement by and among the Company, the OP and Advisor (the “Advisory Agreement”) and the Dealer Manager Agreement (the “Dealer Manager Agreement”) by and among the Company, the OP, and TNP Securities, LLC (the “Dealer Manager” or “TNP Securities”), the Company is obligated to pay Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to certain limitations, the Company is also obligated to reimburse Advisor and Dealer Manager for organization and offering costs incurred by Advisor and Dealer Manager on behalf of the Company, and the Company is obligated to reimburse Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company.

The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement.

On August 7, 2011, the Company, the OP and the Advisor entered into Amendment no.1 to the Advisory Agreement, effective as of August 7, 2011, in order to renew the term of the Advisory Agreement for an additional one-year term expiring on August 7, 2012.

Organization and Offering Costs

Organization and offering costs of the Company (other than selling commissions and the dealer manager fee described below) are initially paid by Advisor and its affiliates on the Company’s behalf. Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of certain of Advisor’s employees and employees of Advisor’s affiliates and others. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs associated with the Offering, provided the Company is not obligated to reimburse Advisor to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by the Company exceed 3.0% of the gross offering proceeds from the Offering. Any such reimbursement will not exceed actual expenses incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on November 12, 2009, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs.

As of September 30, 2011 and December 31, 2010, organization and offering costs incurred by Advisor on the Company’s behalf were $2,714,000 and $2,265,000, respectively. These costs are payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of the Offering. As of September 30, 2011 and December 31, 2010, organization and offering costs did exceed 3.0% of the gross proceeds of the Offering, thus the amount in excess of the 3.0% limit, or $1,477,000 and $1,571,000, respectively, has been deferred. All organization costs are recorded as an expense when the Company has an obligation to reimburse Advisor.

Selling Commissions and Dealer Manager Fees

The Dealer Manager receives a sales commission of 7.0% of the gross proceeds from the sale of shares of common stock in the primary offering. The Dealer Manager also receives 3.0% of the gross proceeds from the sale of shares in the primary offering in the form of a dealer manager fee as compensation for acting as the dealer manager. For the three months ended September 30, 2011 and 2010, the Company incurred $723,000 and $413,000, respectively, of sales commissions. For the nine months ended September 30, 2011 and 2010, the Company incurred $1,456,000 and $973,000, respectively, of sales commissions. For the three months ended September 30, 2011 and 2010, the Company incurred $318,000 and $182,000, respectively, of dealer manager fees. For the nine months ended September 30, 2011 and 2010, the Company incurred $617,000 and $427,000, respectively, of dealer manager fees. As of September 30, 2011, the Company incurred $3,186,000 of sales commissions and $1,374,000 of dealer manager fees, which are recorded as an offset to additional paid-in-capital.

Reimbursement of Operating Expenses

The Company reimburses Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which the Company’s operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets, or (2) 25% of its net income determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guidelines”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of 2%/25% guidelines if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended September 30, 2011, the Company’s total operating expenses exceeded the 2%/25% guideline by $275,000, which such excess amount has been approved by the Company’s independent directors. The Company’s independent directors determined the excess amount of operating expenses for the twelve months ended September 30, 2011 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) certain of the Company’s properties are not yet stabilized, and (4) the Company is continuing to raise capital in the Offering, but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are disproportionate to the Company’s average invested assets and net income and such expenses will benefit the Company and its stockholders in future periods.

The Company reimburses Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of the Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives a separate fee or with respect to an officer of the Company. For the three months ended September 30, 2011 and 2010, the Company incurred $178,000 and $30,000, respectively of administrative services to Advisor. For the nine months ended September 30, 2011 and 2010, the Company incurred $310,000 and $78,000, respectively, of administrative services to Advisor. As of September 30, 2011, administrative services of $5,000 was included in amounts due to affiliates. As of December 31, 2010, administrative services of $23,000 was included in amounts due to affiliates.

Property Management Fee

The Company pays TNP Property Manager, LLC (“TNP Manager”), its property manager and an affiliate of Advisor, a market-based property management fee of up to 5.0% of the gross revenues generated by each property in connection with the operation and management of the Company’s properties. TNP Manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers. For the three months ended September 30, 2011 and 2010, the Company incurred $116,000 and $76,000, respectively, in property management fees to TNP Manager. For the nine months ended September 30, 2011 and 2010, the Company incurred $311,000 and $112,000, respectively, in property management fees to TNP Manager. As of September 30, 2011 and December 31, 2010, property management fees of $17,000 and $16,000, respectively, were included in amounts due to affiliates.

Acquisition and Origination Fee

The Company pays Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. The Company incurred $338,000 and $268,000 in acquisition fees to the Advisor during the three months ended September 30, 2011 and 2010. The Company incurred $1,483,000 and $1,020,000 in acquisition fees to Advisor during the nine months ended September 30, 2011 and 2010.

The Company pays Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate related loans. The Company incurred $10,000 and $0 of loan origination fees to the Advisor for the three months ended September 30, 2011 and 2010. The Company incurred $49,000 and $0 of loan origination fees to the Advisor for the nine months ended September 30, 2011 and 2010. As of September 30, 2011 and December 31, 2010, acquisition and loan origination fees of $0 and $0, respectively were included in amounts due to affiliates.

Asset Management Fee

The Company pays Advisor a monthly asset management fee equal to one-twelfth of 0.6% on all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. During the three months ended September 30, 2011, the Company amended and terminated its contingent contractual obligation to pay asset management fees. As of September 30, 2011 and December 31, 2010, asset management fees of $2,000 and $0, respectively, were included in amounts due to affiliates.

On November 11, 2011, the board of directors approved Amendment no. 2 to the Advisory Agreement to clarify that upon termination of the Advisory Agreement, any asset management fees that may have accumulated in arrears, but which have not been earned pursuant to the terms of the Advisory Agreement, will not be paid to the Advisor. Amendment no. 2 to the Advisory Agreement is effective as of July 1, 2011 and results in a contingent obligation to pay asset management fees, which is not currently probable. As a result, the Company reversed asset management fees that had been accrued, but which have not been earned through June 30, 2011.

Disposition Fee

If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates also will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. For the three and nine months ended September 30, 2011, the Company incurred $30,000 of disposition fees payable to Advisor. For the three and nine months ended September 30, 2010, the Company did not incur any disposition fees payable to Advisor.

Guaranty Fee

As part of the acquisition of the Waianae Mall, Anthony W. Thompson, the Company’s Chairman and Chief Executive Officer, guaranteed the mortgage loan assumed by the Company in connection with the acquisition of the Waianae Mall. Additionally, the Sponsor, Mr. Thompson and AWT guaranteed Tranche B of the Credit Agreement discussed in Note 8 which matured on June 30, 2011. In connection with these guarantees, the Company has agreed to pay Mr. Thompson, AWT and the Sponsor certain fees (“guaranty fees”). As discussed in Note 8, in connection with the acquisition of the Mortgage Loans, the Company and Mr. Thompson agreed to jointly and severally guaranty to the Acquisition Lender the full and prompt payment and performance of certain of TNP SRT Constitution’s obligations under the Acquisition Loan. In connection with these guarantees, the Company has agreed to pay Mr. Thompson certain guaranty fees. For the three months ended September 30, 2011 and 2010, the Company incurred $36,000 and $0, respectively, of guaranty fees. For the nine months ended September 30, 2011 and 2010, the Company incurred $90,000 and $25,000, respectively, of guaranty fees. As of September 30, 2011 and December 31, 2010, guaranty fees of $36,000 and $11,000, respectively, were included in amounts due to affiliates.

TNP Participating Notes Loans

In connection with the acquisition of the Mortgage Loans, TNP SRT Constitution obtained a loan from TNP Notes Program evidenced by a promissory note in the aggregate principal amount of $995,000 (the “TNP Constitution Loan”). The TNP Constitution Loan bears an interest rate of 14.0% and was repaid in July 2011.

In connection with the acquisition of Cochran Bypass, TNP SRT Cochran Bypass, LLC obtained a loan from TNP Notes Program evidenced by a promissory note in the aggregate principal amount of $775,000 (the “TNP Cochran Bypass”). The TNP Cochran Bypass bears an interest rate of 14.0% and was repaid in September 2011.

The Company acquired the Cochran Bypass property from Thompson National Properties, LLC, an affiliate of our Advisor. The property was acquired at fair market value and approved by the Company’s Board of Directors.

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the three and nine months ended September 30, 2011 and 2010, respectively, and payable as of September 30, 2011 and December 31, 2010:

	Incurred		Incurred		Payable
	Three Months Ended September 30,		Nine months ended September 30,		As of September 30,	As of December 31,
	2011	2010	2011	2010	2011	2010
Expensed
Asset management fees(1)	$2,000	$—	$2,000	$—	$2,000	$—
Reimbursement of operating expenses	178,000	30,000	310,000	78,000	5,000	23,000
Acquisition fees	338,000	378,000	1,483,000	1,020,000	—	—
Property management fees	116,000	76,000	311,000	112,000	17,000	16,000
Guaranty fees	36,000	—	90,000	25,000	36,000	11,000
Organization and offering costs	240,000	199,000	439,000	610,000	1,477,000	1,571,000

Total	$910,000	$683,000	$2,185,000	$1,845,000	$1,537,000	$1,621,000

Additional Paid-in Capital
Selling commissions	723,000	413,000	1,456,000	972,000	112,000	—
Dealer manager fees	318,000	182,000	616,000	427,000	48,000	—

	$1,041,000	$595,000	$2,072,000	$1,399,000	$160,000	—

Notes Payable
Notes payable	$775,000	$—	$1,770,000	$—	$—	$—
Loan fees	10,000	—	49,000	—	—	—

(1)	Activity for the three and nine months ended September 30, 2011 is due to the Company’s revised probability for paying the asset management fees to extremely remote.

Interest Expense

In connection with the Company’s acquisition of the Craig Promenade on March 30, 2011, the Company assumed a $500,000 note payable due to an affiliate of Advisor which was repaid at the closing of the acquisition transaction. The Company paid interest expense of $19,000 to the affiliate of Advisor in connection with this note payable. In connection with the Company’s acquisition of the Mortgage Loans, the Company obtained the TNP Constitution Loan. As of September 30, 2011, the Company paid interest expense of $7,000 to the affiliate of Advisor in connection with this note payable. In connection with the Company’s acquisition of Cochran Bypass, the Company obtained the TNP Cochran Bypass Loan. As of September 30, 2011, the Company paid interest expense of $5,000 to the affiliate of Advisor in connection with this note payable.

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

Approval of Certain Total Operating Expenses

For the twelve months ended September 30, 2011, the Company’s total operating expenses exceeded the 2%/25% guideline by $275,000. On November 11, 2011, the independent directors determined the excess amount of operating expenses for the twelve months ended September 30, 2011 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) certain of the Company’s properties are not yet stabilized, and (4) the Company is continuing to raise capital in the Offering, but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are disproportionate to the Company’s average invested assets and net income and such expenses will benefit the Company and its stockholders in future periods. The independent directors further resolved, however, that Advisor will be required to repay the Company any portion of such excess amount to the extent that, as of the termination of the Advisory Agreement, the Company’s aggregate operating expenses as of such date exceed the 2%/25% guideline for all prior periods.

Status of the Offering

The Company commenced the Offering on August 7, 2009. As of November 7, 2011, the Company had sold 5,054,306 shares of common stock in the Offering for gross offering proceeds of $50,141,419, including 91,417 shares of common stock under the DRIP for gross offering proceeds of $868,465.

Distributions

On September 30, 2011, the Company authorized a monthly distribution in the aggregate of $253,000, of which $169,000 was paid in cash on October 13, 2011 and $84,000 was paid through the DRIP in the form of additional shares issued on October 13, 2011. On October 31, 2011, the Company authorized a monthly distribution in the aggregate of $279,000 of which $185,000 was paid in cash on November 14, 2011 and $94 was paid through the DRIP in the form of additional shares issued on November 14, 2011.

On September 30, 2011, the Company authorized a monthly distribution related to the non-controlling Common Units in the aggregate of $17,000 of which $17,000 was paid in cash on October 13, 2011. On October 31, 2011, the Company authorized a monthly distribution related to the non-controlling Common Units in the aggregate of $17,000, of which $17,000 was paid in cash on November 14, 2011.

Property Acquisition

On October 11, 2011, the Company acquired a fee simple interest in a multi-tenant necessity retail center located in Kissimmee, Florida commonly known as Osceola Village (the “Osceola Property”) through TNP SRT Osceola Village, LLC (“TNP SRT Osceola Village”), a wholly owned subsidiary of the OP, pursuant to a Purchase and Sale Agreement and Joint Escrow Instructions, dated as of September 1, 2011, by and between TNP SRT Osceola Village and So Wehren Holding Corp., a third party seller.

TNP SRT Osceola Village acquired the Osceola Property for an aggregate purchase price of $21,800,000, exclusive of closing costs, or approximately $186.89 per square foot. TNP SRT Osceola Village financed the payment of the purchase price for the Osceola Property with (1) proceeds from the Offering and (2) the proceeds of a loan in the aggregate principal amount of $19,000,000 (the “Osceola Loan”) from American National Insurance Company, a Texas insurance company (the “Osceola Lender”). An acquisition fee of approximately $545,000 was paid to Advisor in connection with the acquisition of the Osceola Property.

On October 21, 2011, TNP SRT Constitution acquired fee title to the Constitution Trail Property pursuant to a consent foreclosure proceeding. In connection with TNP SRT Constitution’s acquisition of the Constitution Trail Property, TNP SRT Constitution obtained a mortgage loan (the “Constitution Trail Loan”) from the Acquisition Lender evidenced by a promissory note in the aggregate principal amount of $15,543,696. The Constitution Trail Loan is secured by the Constitution Trail Property.

Property Disposition

On October 6, 2011, the Company sold a ‘pad’ at the Craig Promenade for an aggregate sale price of $2,015,000, exclusive of closing costs. All proceeds from the transaction were sent to a deferred exchange account, and subsequently used to acquire the Osceola Village property.

Amendment to Advisory Agreement

On November 11, 2011, the board of directors approved Amendment no. 2 to the Advisory Agreement to clarify that upon termination of the Advisory Agreement, any asset management fees that may have accumulated in arrears, but which have not been earned pursuant to the terms of the Advisory Agreement, will not be paid to the Advisor. Amendment no. 2 to the Advisory Agreement is effective as of July 1, 2011 and results in a contingent obligation to pay asset management fees, which is not currently probable. As a result, the company reversed asset management fees that had been accrued from inception through June 30, 2011.

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

On November 4, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to stockholders pursuant to our distribution reinvestment plan. On August 7, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. We are offering shares of our common stock at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. Our initial public offering will not last beyond August 7, 2012 (three years from the date of the commencement of our initial public offering); provided, however, under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as February 7, 2013. We may terminate our offering at any time.

On November 12, 2009, we raised the minimum offering amount of $2,000,000 and offering proceeds were released to us from an escrow account. From the commencement of our public offering through September 30, 2011, we sold 4,591,090 shares for gross offering proceeds of $45,142,485, which includes 82,830 shares of common stock issued pursuant to our distribution reinvestment plan, for gross proceeds of $786,889.

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

As of September 30, 2011 our portfolio included (1) eight properties, which we refer to as “our properties,” comprising 709,044 rentable square feet of multi-tenant retail and commercial space located in six states and (2) three distressed mortgage notes, in the aggregate principal amount of $42,467,593, secured by a multi-tenant retail property, which we refer to as the “mortgage loans.” Our property portfolio is comprised of Moreno Marketplace, or the Moreno property, located in Moreno Valley, CA, Waianae Mall, or the Waianae property, located in Oahu, HI, Northgate Plaza, or the Northgate property, located in Tucson, AZ, San Jacinto Esplanade, or the San Jacinto property, located in San Jacinto, CA, Craig Promenade, located in Las Vegas, NV, Pinehurst Square East, or the Pinehurst property, located in Bismarck, ND, Cochran Bypass, or the Cochran property, located in Chester, SC, and Topaz Marketplace, or the Topaz property, located in Hesperia, CA. As of September 30, 2011, the rentable space at our properties was 84.0% leased. The mortgage loans are secured by a 197,739 square foot multi-tenant retail center, commonly known as the Constitution Trail Centre, or the Constitution Trail property, located in Normal, Illinois, a suburb of Bloomington, Illinois. As of September 30, 2011, the borrower of the mortgage loans was in default and we were pursuing foreclosure proceedings against the borrower.

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

The following are business highlights for the nine months ended September 30, 2011:

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

•	On May 26, 2011, we acquired the Pinehurst property for an aggregate purchase price of approximately $15,000,000, exclusive of closing costs.

•	On June 29, 2011, we acquired the mortgage loans for an aggregate purchase price of approximately $18,000,000, exclusive of closing costs.

•	On July 19, 2011, we acquired the Cochran property for an aggregate purchase price of approximately $2,585,000, exclusive of closing costs.

•

On August 19, 2011, we sold a ‘pad’ at the Craig Promenade property, for an aggregate sale price of $1,087,000, exclusive of closing costs. All proceeds from the transaction were sent to a deferred exchange account, and subsequently used to acquire the Topaz property.

•	On September 23, 2011, we acquired the Topaz property for an aggregate purchase price of approximately $13,500,000, exclusive of closing costs.

Property Acquisitions During the Three Months Ended September 30, 2011

The Cochran Property

During the three months ended September 30, 2011, we acquired a fee simple interest in the Cochran property, which is comprised of a Bi-LO grocery store in a 45,817 square foot freestanding building located at 40 J.A. Cochran Bypass (a/ka/ 1436 J.A. Cochran Bypass), Chester, South Carolina, within the Chester Plaza Shopping Center (the “Cochran Property”). We acquired the Cochran property through TNP SRT Cochran Bypass, LLC (TNP SRT Cochran Bypass), an indirect wholly owned subsidiary of our operating partnership, from an affiliate of our sponsor Thompson National Properties, LLC. TNP SRT Cochran Bypass acquired the Cochran property for aggregate consideration of $2,585,000, comprised of (1) an assumption of all outstanding obligations on and after the closing date of the senior loan from First South Bank secured by the Cochran property in the aggregate principal amount of $1,220,115, (2) an assumption of all outstanding obligations on and after the closing date of a junior loan from TNP 2008 Participating Notes Program, LLC, an affiliate fund of our sponsor, secured by Chester Plaza Property in the current principal amount of $775,296, and (3) a carryback promissory note from the affiliated seller of the Cochran property in an amount of $579,029. In connection with this acquisition, the Advisor waived its acquisition fee.

The Topaz Property

On September 23, 2011, we acquired a fee simple interest in the Topaz property, a multi-tenant necessity retail center located in Hesperia, California through TNP SRT Topaz Marketplace, LLC, or TNP SRT Topaz, a wholly owned indirect subsidiary of our operating partnership.

TNP SRT Topaz acquired the Topaz property for an aggregate purchase price of approximately $13,500,000, exclusive of closing costs and certain fees payable to the seller, or approximately $268 per square foot. TNP SRT Topaz financed the payment of the purchase price for the Topaz property with (1) proceeds from our initial, which we refer to as our “credit agreement”, public offering and (2) approximately $8,000,000 in funds borrowed under our existing revolving credit agreement with KeyBank. An acquisition fee of approximately $337,500 is due and payable to our advisor in connection with the acquisition of the Topaz property.

Recent Property Disposition

During the three months ended September 30, 2011, we sold a ‘pad’ at the Craig Promenade, for an aggregate sale price of $1,187,000, exclusive of closing costs. All proceeds from the transaction were sent to a deferred exchange account, and subsequently used to acquire the Topaz property.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2011 are not indicative of those expected in future periods as we commenced operations on November 19, 2009 in connection with our first property acquisition.

Comparison of the three months ended September 30, 2011 versus the three months ended September 30, 2010

The following table provides summary information about our results of operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
Rental revenue	$2,813,000	$1,792,000	$1,021,000	56.9%
Interest income	407,000	1,000	406,000	40,600.0%
Operating and maintenance expenses	490,000	712,000	(222,000)	(31.2%)
General and administrative expenses	799,000	476,000	323,000	67.9%
Depreciation and amortization expense	1,259,000	815,000	444,000	54.4%
Acquisition expenses	808,000	492,000	316,000	64.2%
Interest expense	1,677,000	712,000	965,000	135.6%
Income (loss) from discontinued operations	435,000	28,000	407,000	1,453.6%
Net loss	(1,378,000)	(1,386,000)	8,000	0.6%

Revenue

Revenues increased by $1,021,000 to $2,813,000 during the three months ended September 30, 2011 compared to $1,792,000 for the three months ended September 30, 2010. The increase was primarily due to four additional property acquisitions since September 30, 2010. The occupancy rate for our property portfolio was 84.0% based on 709,044 rentable square feet as of September 30, 2011. We expect rental income to increase in future periods as we acquire additional real estate investments and have a full period operations from existing real estate investments.

Interest income

Interest income increased by $406,000 to $407,000 during the three months ended September 30, 2011 compared to $1,000 for the three months ended September 30, 2010~~.~~ The increase was related primarily to interest earned from the mortgage loans that were acquired on June 29, 2011.

Operating and maintenance expenses

Operating and maintenance expense decreased by $222,000 to $490,000 during the three months ended September 30, 2011 compared to $712,000 for the three months ended September 30, 2010. The decrease was primarily due to the Company’s amended termination of it’s contractual obligation to pay asset management fees. Included in operating and maintenance expenses are property management fees incurred to our advisor and its affiliates of $(116,000) and $75,000 for the three months ended September 30, 2011 and 2010 respectively.

General and administrative expenses

General and administrative expenses increased by $323,000 to $799,000 during the three months ended September 30, 2011 compared to $476,000 for the three months ended September 30, 2010. General and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors’ fees, insurance, due diligence costs for potential acquisitions and organization expenses reimbursable to our advisor. Increase is due to increases in employee head-count.

Depreciation and amortization expense

Depreciation and amortization expense increased by $444,000 to $1,259,000 during the three months ended September 30, 2011 compared to $815,000 for the three months ended September 30, 2010. The increase was primarily due to four additional property acquisitions since September 30, 2010. We expect these amounts to increase in future years as a result of owning certain of our properties for a full year and as a result of anticipated future acquisitions.

Acquisition expenses

Acquisition expense increased by $316,000 to $808,000 during the three months ended September 30, 2011 compared to $492,000 for the three months ended September 30, 2010. The increase was primarily due to the acquisition expenses for the Cochran property and the Topaz property.

Interest expense

Interest expense increased by $965,000 to $1,677,000 during the three months ended September 30, 2011 compared to $712,000 for the three months ended September 30, 2010. The increase was primarily due to the increased debt levels associated with the acquisition of four additional properties and the mortgage loans since September 30, 2010. Interest expense for the three months ended September 30, 2011 included the amortization of deferred financing costs of $126,000. Our four additional real estate property acquisitions were financed with $9,220,000 of indebtedness. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income (loss) from discontinued operations

Income from discontinued operations increased by $407,000 to $435,000 during the three months ended September 30, 2011 compared to $28,000 for the three months ended September 30, 2010. During the three months ended September 30, 2011 we had classified four pads as discontinued operations compared to two pads we had identified that would have been classified as discontinued operations for the three months ended September 30, 2010. Included in income from discontinued operations was a gain on the sale of the Popeye’s Pad at Craig Promenade. The sale resulted in a $310,000 gain.

Net loss

We had a net loss of $1,378,000 for the three months ended September 30, 2011. Our operating loss is due primarily to the reasons set forth above, the fact that we owned eight real estate investments as of September 30, 2011 and that we commenced real estate operations on November 19, 2009. We expect net loss to decrease in future years as we acquire real estate and real estate-related assets that meet our investment objectives. Net loss for the three months ended September 30, 2010 was $1,386,000 due primarily to the fact that we only owned two real estate investments.

Comparison of the nine months ended September 30, 2011 versus the nine months ended September 30, 2010

The following table provides summary information about our results of operations for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,		Increase	Percentage
	2011	2010	(Decrease)	Change
Rental revenue	$6,869,000	$2,630,000	$4,239,000	161.2%
Interest income	541,000	4,000	537,000	13,425.0%
Operating and maintenance expenses	2,274,000	1,109,000	1,165,000	105.0%
General and administrative expenses	1,781,000	1,154,000	627,000	54.3%
Depreciation and amortization expense	2,835,000	1,176,000	1,659,000	141.1%
Acquisition expenses	2,260,000	1,326,000	934,000	70.4%
Interest expense	3,180,000	1,282,000	1,898,000	148.0%
Income (loss) from discontinued operations	521,000	83,000	438,000	527.7%
Net loss	(4,399,000)	(3,330,000)	(1,069,000)	(32.1%)

Revenue

Revenues increased by $4,239,000 to $6,869,000 during the nine months ended September 30, 2011 compared to $2,630,000 for the nine months ended September 30, 2010. The increase was primarily due to four additional property acquisitions since September 30, 2010. The occupancy rate for our property portfolio was 84% based on 709,044 rentable square feet as of September 30, 2011. We expect rental income to increase in future periods as we acquire additional real estate investments and have a full period operations from existing real estate investments.

Interest income

Interest income increased by $537,000 to $541,000 during the nine months ended September 30, 2011 compared to $4,000 for the nine months ended September 30, 2010. The increase was related primarily to interest earned from the mortgage loans that were acquired on June 29, 2011, as well as interest earned on cash deposits held for future acquisitions.

Operating and maintenance expenses

Operating and maintenance expenses increased by $1,165,000 to $2,274,000 during the nine months ended September 30, 2011 compared to $1,109,000 for the nine months ended September 30, 2010. The increase was primarily due to four additional property acquisitions since September 30, 2010. Included in operating and maintenance expenses are property management fees incurred to our advisor and its affiliates of $311,000 and $112,000 for the nine months ended September 30, 2011 and 2010, respectively. The increase in operating and maintenance expense was offset by a decrease in asset management fees due to the amended termination of its contractual obligation to pay asset management fees.

General and administrative expenses

General and administrative expenses increased by $627,000 to $1,781,000 during the nine months ended September 30, 2011 compared to $1,154,000 for the nine months ended September 30, 2010. General and administrative expenses consisted primarily of legal and accounting, restricted stock compensation, directors’ fees, insurance, due diligence costs for potential acquisitions and organization expenses reimbursable to our advisor.

Depreciation and amortization expense

Depreciation and amortization expense increased by $1,659,000 to $2,835,000 during the nine months ended September 30, 2011 compared to $1,176,000 for the nine months ended September 30, 2010. The increase was primarily due to four additional property acquisitions since September 30, 2010. We expect these amounts to increase in future years as a result of owning certain of our properties for a full year and as a result of anticipated future acquisitions.

Acquisition expenses

Acquisition expense increased by $934,000 to $2,260,000 during the nine months ended September 30, 2011 compared to $1,326,000 for the nine months ended September 30, 2010. The increase was primarily due to the acquisition of the Craig Promenade, the Pinehurst property, the Cochran property, the Topaz property and the mortgage loans.

Interest expense

Interest expense increased by $1,898,000 to $3,180,000 during the nine months ended September 30, 2011 compared to $1,282,000 for the nine months ended September 30, 2010. The increase was primarily due to the increased debt levels associated with the acquisition of four additional properties and the mortgage loan since September 30, 2010. Interest expense for the nine months ended September 30, 2011 included the amortization of deferred financing costs of $281,000. Our real estate property acquisitions and mortgage loan acquisitions were financed with $83,003,000 of indebtedness. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income (loss) from discontinued operations

Income from discontinued operations increased by $438,000 to $521,000 during the nine months ended September 30, 2011 compared to $83,000 for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, we had classified four pads as discontinued operations compared to two pads we had identified that would have been classified as discontinued operations for the nine months ended September 30, 2010. Included in income from discontinued operations was a gain on the sale of the Popeye’s pad at Craig Promenade. The sale resulted in a $310,000 gain.

Net loss

We had a net loss of $4,399,000 for the nine months ended September 30, 2011. Our operating loss is due primarily to the reasons set forth above, the fact that we owned eight real estate properties and the mortgage loans as of September 30, 2011 and that we commenced real estate operations on November 19, 2009. We expect net loss to decrease in future years as we acquire real estate and real estate-related assets that meet our investment objectives. Net loss for the nine months ended September 30, 2010 was $3,330,000 due primarily to owning four real estate investments.

Liquidity and Capital Resources

Cash Flows from Operating Activities

As of September 30, 2011, we owned eight real estate properties. During the nine months ended September 30, 2011, net cash used in operating activities increased by $922,000 to $593,000 compared to net cash used in operating activities of $1,515,000 during the nine months ended September 30, 2010. During the nine months ended September 30, 2011, net cash provided by operating activities consisted primarily of the following:

•	net loss of $4,399,000, adjusted for depreciation and amortization of $2,835,000;

•	$310,000 from gain on sale of real estate

•	$(193,000) from increases in prepaid and other assets;

•	$(441,000) from increases in accounts receivable;

•	$(113,000) from decreases in other liabilities;

•	$128,000 from increases in stock based compensation;

•	$ 1,357,000 from increases in accounts payable and accrued expenses;

•	$297,000 from decreases in amounts due to affiliates;

•	$100,000 from increases in allowance for doubtful accounts; and

•	$120,000 from increases to restricted cash.

Cash Flows from Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds. During the nine months ended September 30, 2011, net cash used in investing activities was $56,446,000 compared to $16,390,000 during the nine months ended September 30, 2010. The increase primarily consisted of the acquisition of the Craig Promenade, the Pinehurst property, the Constitution Trail mortgage loans, Cochran Bypass and Topaz Marketplace for an aggregate purchase price of $61,700,000. During the nine months ended September 30, 2010, we acquired the Waianae Mall property, the Northgate property, and the San Jacinto property and recorded net cash used in investing activities of $16,390,000.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the nine months ended September 30, 2011, net cash provided by financing activities increased by $42,307,000 to $56,940,000, compared to net cash provided by financing activities of $17,633,000 during the nine months ended September 30, 2010. The increase primarily consisted of the following:

•

Net cash provided by debt financings as a result of proceeds from notes payable of $49,015,000 partially offset by principal payments on notes payable of $(9,072,000) and payments of deferred financing costs of $786,000;

•

$21,521,000 of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $(2,508,000);

•	$(1,108,000) of cash distributions; and

•	$(122,000) used to pay share redemptions

Short-term Liquidity and Capital Resources

We commenced real estate operations with the acquisition of our first property on November 19, 2009. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Currently, our cash needs for operations are covered from cash provided by property operations and the sale of shares of our common stock, including those offered for sale through the distribution reinvestment plan. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through the distribution reinvestment plan, and through the assumption of debt or other financing. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with our ongoing offering are initially paid by our advisor, which will be reimbursed for such costs up to 3.0% of the gross proceeds raised by us in the offering. As of September 30, 2011, our advisor or its affiliates have paid $2,714,000 in organization and offering costs on our behalf and we have reimbursed $1,237,000 of offering and organization costs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for real estate and real estate-related investments and the payment of acquisition related expenses, operating expenses, distributions to stockholders, redemptions of shares and interest and principal on any future indebtedness. Generally, we expect to meet cash needs for items other than acquisitions and acquisition related expenses from our cash flow from operations, and we expect to meet cash needs for acquisitions from the net proceeds of our ongoing offering and from debt financings. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds from our ongoing offering, cash advanced to us by our advisor, borrowings under our credit agreement and/or borrowings in anticipation of future cash flow. During the nine months ended September 30, 2011, we funded distributions to our stockholders from the proceeds of our ongoing public offering.

Line of Credit

On December 17, 2010, we, through our wholly owned subsidiary, TNP SRT Secured Holdings, LLC, or TNP SRT Holdings, entered into the Credit Agreement with KeyBank, to establish a secured revolving credit facility, or the credit facility, with an initial maximum aggregate commitment of $35 million. The commitment may be increased, subject to certain conditions, in minimum increments of $5 million, by up to $115 million in the aggregate, for a maximum commitment of up to $150 million. We may reduce the facility amount at any time, subject to certain conditions, in minimum increments of $5 million, provided that in no event may the facility amount be less than $20 million, unless the commitments are reduced to zero and the credit facility is terminated. The proceeds of the credit facility may be used by us for general corporate purposes, subject to the terms of the credit agreement. Tranche B of the credit facility, in the maximum amount of $5 million, matured on September 30, 2011. Tranche A of the credit facility matures on December 17, 2013. We have the option to extend the Tranche A maturity date for one year subject to certain conditions as set forth in the credit agreement.

On May 26, 2011, we, our operating partnership, our sponsor Thompson National Properties, LLC, Anthony W. Thompson and KeyBank amended the credit agreement to increase the maximum aggregate commitment of KeyBank under the credit agreement from $35 million to $38 million, or the temporary increase, effective June 30, 2011, and increased the aggregate commitment under Tranche A of the credit agreement to $38 million. The amendment provided that the temporary increase would be available until July 26, 2011, at which time any amounts outstanding under the credit agreement in excess of $35 million became immediately due and payable in full. On August 9, 2011, we, our operating partnership, our sponsor, Anthony W. Thompson, TNP SRT Holdings, AWT Family Limited Partnership, or AWT, a California limited partnership controlled by Mr. Thompson, certain subsidiaries of TNP SRT Holdings and KeyBank entered into an amendment to the credit agreement, or the Amendment, effective as of June 30, 2011. The Amendment extends the maturity date of the temporary increase from July 26, 2011 to August 26, 2011, provides that Tranche B of the credit facility matured on June 30, 2011, any remaining balance of outstanding loans under Tranche B of the credit facility, was deemed to be a loan under Tranche A of the credit facility as of June 30, 2011, and Mr. Thompson and AWT were released from their joint and several guaranty of the payment of all borrowings under the Tranche B of the credit facility as of June 30, 2011. On September 23, 2011 in connection with the acquisition of the Topaz property, we, certain of our subsidiaries and KeyBank entered into a Fourth Omnibus Amendment and Reaffirmation of the loan documents relating to the credit agreement, or the fourth omnibus amendment. The fourth omnibus amendment amended the credit agreement to increase the maximum aggregate commitment of KeyBank under the credit agreement from $38 million to $45 million, such increase the “ second temporary increase”. The fourth omnibus amendment also amended, the credit agreement to provide that the second temporary increase (1) will be reduced on or prior to October 25, 2011 by an amount necessary to reduce the Tranche A commitment to $43 million, at which point any amounts outstanding under the credit agreement in excess of $43 million will be due and payable in full, and (2) will otherwise remain in effect until December 22, 2011, at which time any amounts outstanding under the credit agreement in excess of $35 million will become immediately due and payable in full.

On August 23, 2011, we, certain of our subsidiaries and KeyBank entered into an amendment to the credit agreement, effective as of June 29, 2011, or the amendment and waiver. The amendment and waiver provides that the value of the Constitution Trail property which secures the three distressed mortgage loans acquired by us on June 29, 2011 will be included in the calculation of Total Asset Value (as defined in the credit agreement), and that the value attributed to the Constitution Trail property for the purposes of such calculation will be the value of the mortgage loans determined at the lesser of cost or carrying value.

On September 23, 2011, in connection with the acquisition of the Topaz property, TNP SRT Topaz financed the payment of the purchase price with $8,000,000 in funds borrowed under our existing revolving credit agreement with KeyBank.

As of September 30, 2011, the outstanding balances under Tranche A and Tranche B of the credit facility were $45.0 million and $0, respectively. In March 2011 and June 2011, we entered into two interest rate cap agreements with KeyBank in the notional amounts of $16.0 million and $10.0 million and interest rate caps with a strike price of LIBOR at 7%, effective on April 4, 2011 and June 15, 2011, respectively. Neither interest rate cap agreement is designated as a hedge.

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

Borrowings under the credit agreement are secured by (1) pledges by us, our operating partnership, TNP SRT Holdings, and certain subsidiaries of TNP SRT Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of TNP SRT Holdings or us which, directly or indirectly, owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by us and our operating partnership on a joint and several basis, of the prompt and full payment of all of the obligations, terms and conditions to be paid, performed or observed with respect to the credit agreement, (3) a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in our public offering), escrow and security deposit accounts and all cash management services of us, our operating partnership, TNP SRT Holdings and certain of its subsidiaries, and, (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to the Moreno property, Northgate property, San Jacinto property, Craig Promenade, Pinehurst property, and Topaz property.

The credit agreement contains customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage. We believe we were in compliance with the financial covenants of the credit facility as of September 30, 2011.

Notes Payable

During the nine months ended September 30, 2011 and 2010, we incurred $3,180,000 and $1,282,000 of interest expense. As of September 30, 2011 and December 31, 2010, interest expense payable was $289,000 and $136,000.

Our scheduled debt repayment obligations as of September 30, 2011 were as follows:

	Payments due by period
	Total		Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Principal payments – fixed rate debt	$38,209,000	(1)	$1,605,000	$863,000	$35,741,000	$—
Principal payments – variable rate debt	44,968,000		—	44,968,000	—	—
Interest payments – fixed rate debt	9,574,000		2,787,000	5,426,000	1,361,000	—
Interest payments – variable rate debt	5,565,000		2,473,000	3,092,000	—	—

Total	$98,316,000		$6,865,000	$54,349,000	$37,102,000	$—

(1)	Represents total notes payable, net of unamortized premium of $260,000.

Contractual Commitments and Contingencies

In order to execute our investment strategy, we primarily utilize secured debt, and, to the extent available, in the future utilize unsecured debt, to finance a portion of our investment portfolio. Management remains vigilant in monitoring the risks inherent with the use of debt in our portfolio and is taking actions to ensure that these risks, including refinancing and interest rate risks, are properly balanced with the benefit of using leverage. We may elect to obtain financing subsequent to the acquisition date on future real estate acquisitions and initially acquire investments without debt financing. Once we have fully invested the proceeds of our ongoing initial public offering, we expect our debt financing to be approximately 50% of the market value of our properties. Our charter limits us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined as our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, our charter allows us to temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2011 and December 31, 2010, we exceeded the 300% limit due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at September 30, 2011 and December 31, 2010, this excess borrowing has been approved by our independent directors.

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

The following is a summary of our contractual obligations as of September 30, 2011:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	Remainder of 2011	2012-2013	2014-2015	Thereafter
Outstanding debt obligations(1)	$83,177,000	$114,000	$46,563,000	$36,500,000	$—
Interest payments on outstanding debt obligations(2)	$15,139,000	$1,334,000	$10,420,000	$3,385,000	$—
Tenant improvements(3)	$385,000	$385,000	$—	$—	$—
Lease commissions	$65,000	$65,000	$—	$—	$—
Asset management fees(4)	$2,000	$2,000	$—	$—	$—
Acquisition fees(4)	$—	$—	$—	$—	$—
Property management fees(4)	$17,000	$17,000	$—	$—	$—
Guaranty fees(4)	$36,000	$36,000	$—	$—	$—
Organization and offering costs(4)	$1,477,000	$—	$—	$—	$1,477,000
Selling commissions(4)	$112,000	$112,000	$—	$—	$—
Dealer manager fees(4)	$48,000	$48,000	$—	$—	$—

(1)	Amounts include principal payments under notes payable based on maturity dates of debt obligations outstanding as of September 30, 2011.
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2011 (consisting of the contractual interest rate). We incurred interest expense of $2,899,000 during the nine months ended September 30, 2011, excluding amortization of deferred financing costs totaling $281,000.
(3)	Represents obligations for tenant improvements under tenant leases as of September 30, 2011.
(4)	Represents obligations to related parties as discussed in Note 14.

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

As of September 30, 2011 and December 31, 2010, organization and offering costs incurred by our advisor on our behalf were $2,714,000 and $2,265,000, respectively. These costs are payable by us to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of our initial public offering. As of September 30, 2011 and December 31, 2010, organization and offering costs exceeded 3.0% of the gross proceeds of our initial public offering, thus the amount in excess of the 3.0% limit, or $1,477,000 and $1,571,000, respectively, has been deferred.

All offering costs, including sales commissions of $1,456,000 and dealer manager fees of $617,000, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Funds from Operations and Modified Funds from Operations

Funds from operations, or FFO, is a non-GAAP performance financial measure that is widely recognized as a measure of Real Estate Investment Trust operating performance. We use FFO as defined by the National Association of Real Estate Investment Trusts to be net income (loss), computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains (or losses) from sales of property (including deemed sales and settlements of preexisting relationships), plus depreciation and amortization on real estate assets, and after related adjustments for unconsolidated partnerships, joint ventures and subsidiaries and noncontrolling interests. We believe that FFO is helpful to our investors and our management as a measure of operating performance because it excludes real estate-related depreciation and amortization, gains and losses from property dispositions, and extraordinary items, and as a result, when compared year to year, reflects the impact on operations from trends in occupancy rates, rental rates, operating costs, development activities, general and administrative expenses, and interest costs, which are not immediately apparent from net income. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate and intangibles diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting alone to be insufficient. As a result, our management believes that the use of FFO, together with the required GAAP presentations, is helpful for our investors in understanding our performance. Factors that impact FFO include start-up costs, fixed costs, delay in buying assets, lower yields on cash held in accounts, income from portfolio properties and other portfolio assets, interest rates on acquisition financing and operating expenses.

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

We believe that MFFO is a helpful measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation and other changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages of an offering are complete and a net asset value is disclosed. As explained below, management’s evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

•

Adjustments for acquisition costs. In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management’s investment models and analyses differentiate costs to acquire the investment from the operations derived from the investment. Prior to 2009, acquisition costs for both business combinations and equity investments were capitalized; however, beginning in 2009, acquisition costs related to business combinations are expensed. These acquisitions costs have been and will continue to be funded from the proceeds of our continuous public offering and other financing sources and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition expenses include those costs paid to our advisor and third parties.

•

Adjustments for impairment charges, gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting and gains or losses related to contingent purchase price adjustments. Each of these items relates to a fair value adjustment, which is based on the impact of current market fluctuations and underlying assessments of general market conditions and specific performance of the holding, which may not be directly attributable to our current operating performance. As these gains or losses relate to underlying long-term assets and liabilities, where we are not speculating or trading assets, management believes MFFO provides useful supplemental information by focusing on the changes in our core operating fundamentals rather than changes that may reflect anticipated gains or losses. In particular, because GAAP impairment charges are not allowed to be reversed if the underlying fair values improve or because the timing of impairment charges may lag the onset of certain operating consequences, we believe MFFO provides useful supplemental information related to current consequences, benefits and sustainability related to rental rate, occupancy and other core operating fundamentals.

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

FFO or MFFO should not be considered as an alternative to net income (loss), nor as indications of our liquidity, nor are they either indicative of funds available to fund our cash needs, including our ability to make distributions. In particular, as we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments which are increases to MFFO are, and may continue to be, a significant use of cash. In addition, MFFO has limitations as a performance measure in an offering such as ours, where the price of a share of common stock is fixed and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is not a useful measure in evaluating net asset value because impairment charges are taken into account in determining net asset value but excluded in determining MFFO. Investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations it could be difficult to recover any impairment charges. MFFO also excludes rental revenue adjustments and unrealized gains and losses related to certain other fair value adjustments. Although the related holdings are not held for sale or used in trading activities, if the holdings were sold currently, it could affect our operating results. Accordingly, both FFO and MFFO should be reviewed in connection with other GAAP measurements. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs.

Our calculation of FFO and MFFO and the reconciliation to net income (loss) is presented in the following table for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Net loss	$(1,378,000)	$(1,386,000)	$(4,399,000)	$(3,330,000)
Adjustments:
Gain on sale of real estate	(310,000)	—	(310,000)	—
Depreciation of real estate assets	1,106,000	703,000	2,481,000	1,048,000
Amortization of tenant improvements and tenant allowances	122,000	98,000	280,000	118,000
Amortization of deferred leasing costs	31,000	18,000	74,000	25,000

FFO	$(429,000)	$(567,000)	$(1,874,000)	$(2,139,000)

FFO per share - basic and diluted	$(0.11)	$(0.31)	$(0.59)	$(1.72)

Adjustments:
Revised estimated asset management fees	(398,000)	—	(195,000)	—
Straight line rent	(65,000)	(75,000)	(205,000)	(135,000)
Acquisition costs	808,000	492,000	2,260,000	1,326,000
Amortization of above market leases	101,000	62,000	267,000	90,000
Amortization of below market leases	(273,000)	(131,000)	(554,000)	(167,000)
Accretion of discounts on debt investments	—	—	(71,000)	(1,000)
Amortization of debt premiums	86,000	16,000	49,000	21,000

MFFO	$(170,000)	$(203,000)	$(323,000)	$(1,005,000)

MFFO per share - basic and diluted	$(0.04)	$(0.11)	$(0.10)	$(0.81)

Net loss per share - basic and diluted	$(0.35)	$(0.75)	$(1.38)	$(2.69)

Weighted average common shares outstanding - basic and diluted	3,947,978	1,837,011	3,190,502	1,240,067

Distributions

During our offering stage, we may raise capital in our ongoing initial public offering more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions solely from our cash from operations, in which case distributions may be paid in part from debt financing or with proceeds from our initial public offering. Distributions declared and distributions paid to our common stockholders and non-controlling operating partnership common limited partnership unit holders for the nine months ended September 30, 2011 were as follows:

Period	Common Stockholders Distributions Declared (1)	Distributions Declared Per Share (1)	Non-controlling OP Unit Holders Distributions Declared	Common Stockholders Cash	Non-controlling OP Unit Holders Cash	Distributions Paid (2) Reinvested	Total Distributions Paid and Reinvested
First Quarter 2011	$444,000	$0.05833	$—	$282,000	$—	$142,000	$424,000
Second Quarter 2011	548,000	$0.05833	20,000	338,000	3,000	168,000	506,000
Third Quarter 2011	701,000	$0.05833	50,000	435,000	50,000	206,000	641,000

	$1,693,000		$70,000	$1,055,000	$53,000	$516,000	$1,571,000

(1)	Distributions for the period from January 1, 2011 through September 30, 2011 are calculated at a monthly cash distribution rate of $0.05833 per share of common stock.
(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.

We commenced operations upon the acquisition of the Moreno property on November 19, 2009. We paid $1,274,000 in cash distributions during the period from December 2009 (the month we first paid distributions) through September 30, 2011. Our net loss from inception through September 30, 2011 was $9,991,000. For the fourth quarter of 2009, the year ended December 31, 2010, and the nine months ended September 30, 2011, net cash used in operations was $(4,014,000). From inception through September 30, 2011, FFO was $(5,146,000). For a discussion of how we calculated FFO, see “Funds from Operations and Modified Funds From Operations.”

For the three months ended September 30, 2011, we paid aggregate distributions of $641,000, including $435,000 of distributions paid in cash and $206,000 of distributions reinvested through our dividend reinvestment plan. Our net loss for the three months ended September 30, 2011 was $1,378,000, FFO for the three months ended September 30, 2011 was $(429,000), and cash flow from operating activities for the three months ended September 30, 2011 was $533,000. We funded our total distributions paid, which includes net cash distributions reinvested pursuant to our distribution reinvestment plan, with proceeds from our initial public offering. See the reconciliation of FFO to net loss above under “Funds From Operations and Modified Funds From Operations.”

For the nine months ended September 30, 2011, we paid aggregate distributions of $1,571,000, including $1,108,000 of distributions paid in cash and $516,000 of distributions reinvested through our dividend reinvestment plan. Our net loss for the nine months ended September 30, 2011 was $4,399,000, FFO for the nine months ended September 30, 2011 was $(1,874,000), and cash flow from operations for the nine months ended September 30, 2011 was $(593,000). We funded our total distributions paid, which includes net cash distributions reinvested pursuant to our distribution reinvestment plan, with proceeds from our initial public offering. See the reconciliation of FFO to net loss above under “Funds From Operations and Modified Funds From Operations.”

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

Interim Financial Information

The financial information as of and for the period ended September 30, 2011 included in this quarterly report is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and nine months ended September 30, 2011. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 14 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related-party transactions, agreements and fees.

Subsequent Events

The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Approval of Certain Total Operating Expenses

For the twelve months ended September 30, 2011, our total operating expenses exceeded the 2%/25% guideline by $275,000. On November 11, 2011, the independent directors determined the excess amount of operating expenses for the twelve months ended September 30, 2011 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of our business, (2) we are currently in our acquisition and development stage, (3) certain of our properties are not yet stabilized, and (4) we are continuing to raise capital in our continuous public offering, but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are disproportionate to our average invested assets and net income and such expenses will benefit us and our stockholders in future periods. The independent directors further resolved, however, that our advisor will be required to repay us any portion of such excess amount to the extent that, as of the termination of the advisory agreement, our aggregate operating expenses as of such date exceed the 2%/25% guideline for all prior periods.

Status of the Offering

We commenced our continuous public offering on August 7, 2009. As of November 7, 2011, we had sold 5,054,306 shares of common stock in our public offering for gross offering proceeds of $50,141,419, including 91,417 shares of common stock under our distribution reinvestment plan for gross offering proceeds of $868,465.

Distributions

On September 30, 2011, we authorized a monthly distribution in the aggregate amount of $253,000, of which $169,000 was paid in cash on October 13, 2011 and $84,000 was paid pursuant to our distribution reinvestment plan in the form of additional shares issued on October 13, 2011. On October 31, 2011, we authorized a monthly distribution in the aggregate of $279,000 of which $185,000 was paid in cash on November 14, 2011 and $94,000 was paid through the our distribution reinvestment plan in the form of additional shares issued on November 14, 2011.

On September 30, 2011, we authorized a monthly distribution related to the non-controlling common limited partnership interests in our operating partnership, or common units, in the aggregate of $17,000, of which $17,000 was paid in cash on October 13, 2011. On October 31, 2011, we authorized a monthly distribution related to the non-controlling common units in the aggregate of $17,000, of which $17,000 was paid in cash on November 14, 2011.

Property Acquisition

On October 11, 2011, we acquired a fee simple interest in a multi-tenant necessity retail center located in Kissimmee, Florida commonly known as Osceola Village, or the Osceola property, through TNP SRT Osceola Village, LLC or TNP SRT Osceola Village, a wholly owned subsidiary of our operating partnership.

TNP SRT Osceola Village acquired the Osceola property for an aggregate purchase price of $21,800,000, exclusive of closing costs, or approximately $186.89 per square foot. TNP SRT Osceola Village financed the payment of the purchase price for the Osceola property with (1) proceeds from our initial public offering and (2) the proceeds of a loan in the aggregate principal amount of $19,000,000 from American National Insurance Company, a Texas insurance company. An acquisition fee of approximately $545,000 was paid to our advisor in connection with the acquisition of the Osceola property.

On October 21, 2011, TNP SRT Constitution acquired fee title to the Constitution Trail property pursuant to a consent foreclosure proceeding. In connection with TNP SRT Constitution’s acquisition of the Constitution Trail property, TNP SRT Constitution acquired a mortgage loan from TL DOF III Holding Corporation, an unaffiliated third party lender, evidenced by a promissory note in the aggregate principal amount of $15,543,696. The Constitution Trail is secured by the Constitution Trail property.

Property Disposition

On October 6, 2011, we sold a ‘pad’ at the Craig Promenade for an aggregate sale price of $2,015,000, exclusive of closing costs. All proceeds from the transaction were sent to a deferred exchange account, and subsequently used to acquire the Osceola Village property.

Amendment to the Advisory Agreement

On November 11, 2011, the board of directors approved Amendment no. 2 to the Advisory Agreement to clarify that upon termination of the Advisory Agreement, any asset management fees that may have accumulated in arrears, but which have not been earned pursuant to the terms of the Advisory Agreement, will not be paid to the Advisor. Amendment no. 2 to the Advisory Agreement is effective as of July 1, 2011 and results in a contingent obligation to pay asset management fees, which is not currently probable. As a result, the company reversed asset management fees that had been accrued from inception through June 30, 2011.

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

Borrowings under the credit agreement determined by reference to the Alternative Base Rate (as defined in the credit agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum in the case of a Tranche A borrowing and 3.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. Borrowings under the credit agreement determined by reference to the Adjusted LIBO Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum in the case of a Tranche A borrowing and 4.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. The Tranche A maturity date is December 17, 2013. We have the option to extend the A Tranche an additional year subject to certain conditions as set forth in the credit agreement. The Tranche B matured on September 30, 2011.

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2011, the fair value of our fixed rate debt was $37.9 million and the carrying value of our fixed rate debt was $45.0 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2011, we were exposed to market risks related to fluctuations in interest rates on $45.0 million of variable rate debt outstanding, after giving consideration to the impact of a cap rate agreement on approximately $26.0 million of our variable rate debt. Based on interest rates as of September 30, 2011, if interest rates were 100 basis points higher during the 12 months ending September 30, 2012, interest expense on our variable rate debt would increase by $450,000 and if interest rates were 100 basis points lower during the 12 months ending September 30 2012, interest expense on our variable rate debt would decrease by $450,000.

The weighted-average interest rates of our fixed rate debt and variable rate debt at September 30, 2011 were 9.49% and 5.50%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2011.

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

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

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

From the commencement of our ongoing initial public offering through September 30, 2011, we had accepted investors’ subscriptions for and issued 4,591,090 shares of common stock in our ongoing initial public offering for gross offering proceeds of $45,142,485, including 82,830 shares of common stock under the distribution reinvestment plan for gross offering proceeds of $786,889.

As of September 30, 2011, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. The dealer manager, TNP Securities, LLC, re-allowed all of the selling commissions and a portion of the dealer manager fees to participating broker dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$4,140,000	Actual

Other underwriting compensation	—	Actual

Organization and offering costs	2,714,000	Actual

Total expenses	$6,854,000

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, capital expenditures, tenant improvement costs and other funding obligations. As of September 30, 2011, we have used the net proceeds from our ongoing primary public offering and debt financing to invest $119,007,000 in real estate related assets, including $3,976,000 of acquisition expenses.

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

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemptions Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

During the three months ended September 30, 2011, we redeemed 10,002 shares of our common stock pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Redeemed
July 1, 2011 – July 31, 2011	10,002	$10.00	(1)
August 1, 2011 – August 31, 2011	—	—	(1)
September 1, 2011 – September 30, 2011	—	—	(1)

Total	10,002	$10.00

(1)	We limit the number of shares of our common stock that may be redeemed pursuant to our share redemption program as set forth above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	REMOVED AND RESERVED.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNP Strategic Retail Trust, Inc.

Date: November 14, 2011	By:	/s/ Anthony W. Thompson
Anthony W. Thompson
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ James R. Wolford
James R. Wolford
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix C to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix D to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

10.1	Amendment to Credit Agreement, effective as of June 30, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Pinehurst East, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP, Thompson National Properties, LLC, Anthony W. Thompson, AWT Family Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2011)

10.2	Amendment No. 1 to Amended and Restated Advisory Agreement, dated August 7, 2011 and effective as of August 7, 2011, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 9, 2011)

10.3	Amendment to Credit Agreement, dated as of August 23, 2011, but effective as of June 29, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Pinehurst East, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2011)

10.4	Amendment to Credit Agreement, dated as of August 25, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Pinehurst East, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 29, 2011)

10.5	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of September 1, 2011, by and between So Wehren Holding Corp. and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 6, 2011)

10.6	Assignment of Purchase and Sale Agreement and Joint Escrow Instructions, dated September 6, 2011, by and between TNP Acquisitions, LLC and TNP SRT Osceola Village, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2011)

10.7	Third Amendment to “Real Estate Purchase Agreement and Escrow Instructions,” dated July 26, 2011, by and between TNP SRT Topaz Marketplace, LLC and Hesperia – Main Street, LLC

10.8	Fourth Amendment to “Real Estate Purchase Agreement and Escrow Instructions,” dated August 31, 2011, by and between TNP SRT Topaz Marketplace, LLC and Hesperia – Main Street, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 6, 2011)

10.9	Fifth Amendment to “Real Estate Purchase Agreement and Escrow Instructions,” dated September 14, 2011, by and between TNP SRT Topaz Marketplace, LLC and Hesperia – Main Street, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2011)

10.10	Property and Asset Management Agreement, dated September 22, 2011, by and between TNP SRT Topaz Marketplace, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2011)

10.11	Joinder Agreement, dated as of September 22, 2011, by and between TNP SRT Topaz Marketplace, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 28, 2011)

10.12	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of September 22, 2011, by TNP SRT Topaz Marketplace, LLC in favor of Commonwealth Land Title Company, for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 28, 2011)

10.13	Environmental and Hazardous Substances Indemnity Agreement, dated as of September 22, 2011, by and among TNP SRT Topaz Marketplace, LLC, TNP SRT Pinehurst East, LLC, TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP Strategic Retail Operating Partnership, L.P. and TNP Strategic Retail Trust, Inc., to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 28, 2011)

10.14	Fourth Omnibus Amendment and Reaffirmation of Loan Documents, dated as of September 22, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Topaz Marketplace, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Pinehurst East, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., TNP Property Manager, LLC, TNP Strategic Retail Advisor, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 28, 2011)

10.15	Second Amendment to Revolving Credit Note, dated as of September 22, 2011, by and among TNP SRT Topaz Marketplace, LLC, TNP SRT Pinehurst East, LLC, TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on September 28, 2011)

10.16	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated September 27, 2011, by and between So Wehren Holding Corp. and TNP SRT Osceola Village, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2011)

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.