Form 10-K
period 2011-12-31
TNP Strategic Retail Trust, Inc.
filed 2012-03-30
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Common Stock, $0.01 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. There were approximately 3,345,201 shares of common stock held by non-affiliates at June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 26, 2012, there were 7,718,646 outstanding shares of common stock of TNP Strategic Retail Trust, Inc.

Documents Incorporated by Reference:

Part III of this Form 10-K incorporates by reference (solely to the extent explicitly indicated) from the TNP Strategic Retail Trust, Inc. Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history, which makes our future performance difficult to predict.

•

If we are unable to raise substantial proceeds in our initial public offering, we may not be able to build a portfolio of investments that can sustain our operations and our ability to pay distributions would be adversely affected.

•

All of our executive officers, some of our directors and other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acts as our dealer manager and other affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other programs managed by affiliates of our advisor and conflicts in allocating time among us and these other programs and investors.

•

Fees paid to our advisor in connection with transactions involving the origination, acquisition, refinancing and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

•

Because investment opportunities that are suitable for us may also be suitable for other programs managed by affiliates of our advisor, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•

We pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our public offering, we pay substantial fees to our dealer-manager, which is an affiliate of our advisor, and third-party broker-dealers participating in our continuous public offering. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.

•

100% of our distributions to date have been made from proceeds from our public offering and we expect to continue to use proceeds from our public offering to fund our distributions until our cash flow from operations can support our distributions.

•

If we are unable to locate investments with attractive yields while we are investing the proceeds of our initial public offering, our distributions and the long-term returns of our investors would be adversely affected.

•

We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service and our ability to pay distributions to our stockholders.

•

Our current and future investments in real estate and other real estate related investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for the borrowers under our loan investments to meet their payment obligations to us. It could also make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

i

•

Continued disruptions in the financial markets, changes in the availability of capital, uncertain economic conditions or changes in the real estate market could adversely affect the value of our investments.

•

Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indices. Increases in the indices could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•

We cannot predict with any certainty how much, if any, of our distribution reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, the funding of capital expenditures on our real estate investments, or the repayment of debt. If such funds are not available from our distribution reinvestment plan, then we may have to use a greater proportion of our cash flow from operations, offering proceeds or other sources of funds to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

•	our level of debt and the terms and limitations imposed on us by our debt agreements.

•	legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs); and

•	changes to generally accepted accounting principles, or GAAP.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report on Form 10-K. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Annual Report, including, without limitation, the risks described in Part I, Item 1A, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

ii

PART I

ITEM 1.	BUSINESS

Overview

TNP Strategic Retail Trust, Inc. is a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income producing retail properties, located primarily in the Western United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 2009. As used herein, the terms “we,” “our” and “us” refer to TNP Strategic Retail Trust, Inc., and, as required by context, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

On November 4, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or SEC, to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering and 10,526,316 shares of our common stock to stockholders pursuant to our distribution reinvestment plan. On August 7, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. We are initially offering shares of our common stock at a price of $10.00 per share, with discounts available for certain purchasers, and to our stockholders pursuant to our distribution reinvestment plan at a price of $9.50 per share. For the year ended December 31, 2011, we sold 3,625,969 shares in our initial public offering, which includes 84,045 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $36,185,000. From the commencement of the offering through December 31, 2011, we sold 5,969,507 shares in our initial public offering, net of share redemptions, which includes 112,283 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $59,248,000. As of December 31, 2011, we had redeemed 28,779 shares pursuant to our share redemption program for $287,000. For more information on shares redeemed pursuant to our share redemption program, see Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer of Equity Securities—Share Redemption Program.”

On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property located in Bismarck, North Dakota, or the Pinehurst Property, our operating partnership issued 287,472 units of common limited partnership interests, or Common Units, to certain of the sellers of the Pinehurst Property who elected to receive Common Units for an aggregate value of approximately $2,587,249, or $9.00 per Common Unit.

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

As of December 31, 2011, our portfolio included the eleven properties below, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of 1,131,000 square feet of single- and multi-tenant, commercial retail space located in nine states, which we purchased for an aggregate purchase price of $155,261,000.

Property Name	Location
Moreno Marketplace	Moreno Valley, California
Waianae Mall	Oahu, Hawaii
Northgate Plaza	Tucson, Arizona
San Jacinto Esplanade	San Jacinto, California
Craig Promenade	Las Vegas, Nevada
Pinehurst Square East	Bismarck, North Dakota

Cochran Bypass	Chester, South Carolina
Topaz Marketplace	Hesperia, California
Constitution Trail Shopping Center	Normal, Illinois
Osceola Village	Kissimmee, Florida
Summit Point Shopping Center	Fayetteville, Georgia

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

TNP Securities, LLC, an affiliate of our advisor, serves as our dealer manager for our initial public offering. We refer to TNP Securities, LLC as “TNP Securities” or our “dealer manager.”

Our office is located at 1900 Main Street, Suite 700, Irvine, California 92614, and our main telephone number is (949) 833-8252.

Investment Objectives

Our investment objectives are to:

•	preserve, protect and return stockholders’ capital contributions;

•	pay predictable and sustainable cash distributions to stockholders; and

•	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

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

In addition to direct investments in retail properties, we also plan to originate or acquire real estate-related loans that meet our underlying criteria for direct investment. The specific number and mix of real estate-related loans in which we invest will depend upon real estate market conditions, particularly with respect to retail properties, the amount of proceeds we raise in our initial public offering, other circumstances existing at the time we are investing, and compliance with the terms of certain agreements, including, without limitation, our revolving credit facility with KeyBank, National Association, or KeyBank, which contains certain restrictions on our investments. We may also invest in other real estate assets or real estate related assets that we believe meet our investment objectives.

Borrowing Policies

We use, and intend to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, real estate-related loans, and other real estate related assets. Our targeted property portfolio debt level is 50% of the fair market value of our assets once we have invested substantial proceeds raised in our ongoing public offering. In order to facilitate investments in the early stages of our operations before we have acquired a substantial portfolio of income-generating investment properties, we have in the past, and expect to in the future, borrow in excess of our long-term targeted debt level. By operating on a leveraged basis, we expect that we will have more funds available for investments. This will generally allow us to make more investments than would otherwise be possible, potentially resulting in enhanced investment returns and a more diversified portfolio. However, our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of the indebtedness. When debt financing is unattractive due to high interest rates or other reasons, or when financing is otherwise unavailable on a timely basis, we may purchase certain assets for cash with the intention of obtaining debt financing at a later time. If we do not obtain loans on our properties, however, our ability to acquire additional properties will be restricted and we may not be able to diversify our portfolio.

Under our Articles of Amendment and Restatement, which we refer to as our “charter,” we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, our charter allows us to temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2011, our borrowings exceeded the 300% limit due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at December 31, 2011, this excess borrowing has been approved by our independent directors.

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

As of December 31, 2011, we had indebtedness of approximately $112,395,000, or 66.0 % of the book value of our assets. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 (Notes Payable) to our consolidated financial statements included in this Annual Report for additional information on our outstanding indebtedness.

Economic Dependency

We are dependent on our advisor and the dealer manager for certain services that are essential to us, including the sale of our shares of common stock in our ongoing initial public offering; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that our advisor or dealer manager is unable to provide its respective services, we will be required to obtain such services from other sources. We may not identify replacements for our advisor or dealer manager in a timely manner, if at all, which could have an adverse effect on our results of operations.

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities, including other REITs, other real estate limited partnerships, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Some of our competitors may have substantially greater financial and other resources than we have and may have substantially more operating experience than us. Additionally, since 2009, disruptions and dislocations in the credit markets materially impacted the cost and availability of debt to finance real estate acquisitions, which is a key component of our acquisition strategy. More recently, debt financing has become easier to obtain. However, there is no guarantee this trend will continue or that we will be able to obtain financing on favorable terms, if at all. Lack of available financing could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do. All of the above factors could result in delays in the investment of proceeds from our ongoing initial public offering which could have an adverse effect on our results of operations.

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

We commenced operations on November 19, 2009 with the acquisition of our first real estate asset. As a result, we have a limited operating history and may not be able to successfully operate our business or achieve our investment objectives. An investment in our shares of common stock may therefore entail more risk than an investment in the shares of common stock of a REIT with a substantial operating history. In addition, you should not rely on the past performance of prior programs managed or sponsored by Thompson National Properties, LLC, or TNP, or our sponsor, or its affiliates to predict our future results. Our investment strategy and key employees differ from the investment strategies and key employees of these prior programs.

There is no trading market for shares of our common stock and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share redemption program but it is limited in terms of the amount of shares that may be purchased each quarter. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should be prepared to hold your shares for an indefinite length of time.

You may be more likely to sustain a loss on your investment because our sponsor does not have as strong an economic incentive to avoid losses as does a sponsor who has made significant equity investments in its company.

Our sponsor has invested $200,000 in us through the purchase of 22,222 shares of our common stock and our chief executive officer, Anthony W. Thompson, currently our largest shareholder, has purchased, directly or indirectly, 133,333 shares of our common stock, at $9.00 per share. Therefore, if we are successful in raising enough proceeds to be able to reimburse our sponsor for our significant organization and offering expenses, our sponsor will have little exposure to loss in the value of our shares. Without this exposure, our investors may be at a greater risk of loss because our sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

Our sponsor has operated at a significant loss since inception and because we are dependent upon our advisor and its affiliates, including our sponsor, to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on our advisor to manage our operations and our portfolio of real estate and real estate-related assets. Our advisor depends on the capital from our sponsor and fees and other compensation that it receives from us in connection with the purchase, management and sale of assets and on our sponsor to conduct its operations. Our sponsor has a limited operating history and, since inception, has operated at a significant loss. Our sponsor also has substantial secured and unsecured debt obligations coming due over the next 4 years. To the extent that our sponsor is unable to negotiate a modification to its debt obligations or our sponsor’s financial condition does not improve or deteriorates, it may adversely impact our advisor’s ability to perform its duties to us or could have an adverse effect on our operations and cause the value of your investment to decrease. Moreover, such adverse conditions could require a substantial amount of time on the part of our advisor and its affiliates, thereby decreasing the amount of time they spend actively managing our investments. Any adverse changes in the financial condition of our advisor or our sponsor or our relationship with them could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments. If our sponsor and its affiliates, including our advisor, are unable to provide services to us we may spend substantial resources in identifying non-affiliated service providers to provide advisory and dealer manager functions.

Our ability to successfully conduct our initial public offering is dependent, in part, on the ability of our dealer manager to successfully establish, operate and maintain a network of broker-dealers.

Our dealer manager is an affiliate of our sponsor and other than serving as dealer manager for our initial public offering, it has no experience acting as a dealer manager for a public offering. The success of our initial public offering, and correspondingly our ability to implement our business strategy, is dependent upon the ability of our dealer manager to establish and maintain a network of licensed securities brokers-dealers and other agents. If our dealer manager fails to perform, we may not be able to raise adequate proceeds through our initial public offering to implement our investment strategy. If we are unsuccessful in implementing our investment strategy, you could lose all or a part of your investment.

The loss of or the inability to obtain key real estate professionals at our advisor could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions and decrease the value of an investment in our shares.

Our ability to make distributions and achieve our investment objectives is dependent upon the performance of our advisor in the acquisition, disposition and management of real properties and other real estate-related assets, the selection of tenants for our real properties and the determination of any financing arrangements. In addition, our success depends to a significant degree upon the continued contributions of certain of the key personnel of our sponsor, including Anthony W. Thompson and James R. Wolford, each of whom would be difficult to replace. We currently do not have key man life insurance on Anthony W. Thompson or James R. Wolford. Neither we nor our affiliates have employment agreements with Messrs. Thompson or Wolford and Messrs. Thompson and Wolford may not remain associated with us. If these persons were to cease their association with us, our operating results could suffer. We believe that our future success depends, in large part, upon our advisor’s and its affiliates’ ability to attract and retain highly skilled managerial, operational and marketing professionals. Competition for such professionals is intense, and our advisor and its affiliates may be unsuccessful in attracting and retaining such skilled individuals. If we lose or are unable to obtain the services of highly skilled professionals, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investments may decline.

All of our cash distributions to date have been made from proceeds from our public offering. Distributions are not guaranteed, may fluctuate, and may constitute a return of capital or taxable gain from the sale or exchange of property.

Our board of directors has approved a monthly cash distribution of $0.05833 per share of common stock, which represents an annualized distribution of $0.70 per share if paid each day over a 365-day period. There is no guarantee that we will pay distributions at this rate in the future or at all.

The actual amount and timing of distributions will be determined by our board of directors and typically will depend upon, among other things, the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations, we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursement of expenses or utilize offering proceeds in order to make cash distributions. All of our cash distributions since our inception have been made from proceeds from our initial public offering. We have not established a limit on the amount of proceeds from our public offering that may be used to fund distributions. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations. Because we had a taxable loss for the year, all distributions represented a return of capital.

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

To date, all of our cash distributions paid have been made from offering proceeds and constituted a return of capital.

Because the funds from the operation of our business have not been sufficient to cover our distributions, to date, we have paid all of our cash distributions from the proceeds of our public offering. Therefore, you should not consider our distribution as a measure of the cash flow generated by our business and you should not consider the distributions as a reflection of the quality of our investments. If we are unable to raise additional proceeds from our public offering and cannot borrow funds for this purpose, our distributions would cease.

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

Because we have acquired only eleven properties, we have not yet generated sufficient cash flow to fund the payment of distributions. Investors who invest in us before we commence significant real estate operations and generate significant cash flow may realize a lower rate of return than later investors. Until such time as we have sufficient cash flow from operations to fully fund the payment of distributions, some or all of our distributions will be paid from other sources, such as from the proceeds of the offering or future offerings, cash advances to us by our advisor, cash resulting from a waiver of fees by our advisor, and borrowings, including borrowings secured by our assets, in anticipation of future operating cash flow. For the years ended December 31, 2011, 2010 and 2009, all distributions were funded from offering proceeds. Because we had a taxable loss for the year, all distributions to our stockholders represented a return of capital.

Investors who invest later in our public offering may realize a lower rate of return than investors who invest earlier in the offering to the extent we fund distributions out of sources other than operating cash flow.

To the extent we incur debt to fund distributions earlier in the offering, the amount of cash available for distributions in future periods will be decreased by the repayment of such debt. Similarly, because to date we have used offering proceeds to fund distributions, later investors may experience immediate dilution in their investment because a portion of our net assets have been used to fund distributions instead of being retained and used to make real estate investments. Earlier investors will benefit from the investments made with funds raised later in the offering, while later investors will not share in all of the net offering proceeds raised from earlier investors.

We may have to make decisions on whether to invest in certain properties without detailed information on the property.

To effectively compete for the acquisition of properties and other investments, our advisor and board of directors may be required to make decisions or post substantial non-refundable deposits prior to the completion of our analysis and due diligence on property acquisitions. In such cases, the information available to our advisor and board of directors at the time of making any particular investment decision, including the decision to pay any non-refundable deposit and the decision to consummate any particular acquisition, may be limited, and our advisor and board of directors may not have access to detailed information regarding any particular investment property, such as physical characteristics, environmental matters, zoning regulations or other local conditions affecting the investment property. Therefore, no assurance can be given that our advisor and board of directors will have knowledge of all circumstances that may adversely affect an investment. In addition, our advisor and board of directors rely upon independent consultants in connection with their evaluation of proposed investment properties, and no assurance can be given as to the accuracy or completeness of the information provided by such independent consultants.

Payment of fees to our advisor and its affiliates reduces cash available for investment, which may result in our stockholders not receiving a full return of their invested capital.

Because a portion of the offering price from the sale of our shares is used to pay expenses and fees, the full offering price paid by stockholders will not be invested in real properties and other real estate-related assets. As a result, stockholders will only receive a full return of their invested capital if either (1) we sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

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

Additionally, while we would no longer bear the costs of the various fees and expenses we pay to our advisor under the advisory agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that were being paid by our advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our advisor we would save or the costs we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than it otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.

Internalization transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments or to pay distributions.

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

Our share redemption program may provide you with an opportunity to have your shares of common stock redeemed by us. We anticipate that shares of our common stock may be redeemed on a quarterly basis. However, our share redemption program contains certain restrictions and limitations, including those relating to the number of shares of our common stock that we can redeem at any given time and limiting the redemption price. Specifically, we limit the number of shares to be redeemed during any calendar year to no more than (1) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by our board of directors. In addition, our board of directors reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. Therefore, you may not have the opportunity to make a redemption request prior to a potential termination of the share redemption program and you may not be able to sell any of your shares of common stock back to us pursuant to our share redemption program. Moreover, if you do sell your shares of common stock back to us pursuant to the share redemption program, you may not receive the same price you paid for any shares of our common stock being redeemed.

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

Our initial public offering is a fixed price offering, which means that the offering price for shares of our common stock is fixed and will not vary based on the underlying value of our assets, unless our board of directors determines that the offering price should be modified. Our board of directors arbitrarily determined the offering price in its sole discretion. The fixed offering price for shares of our common stock has not been based on appraisals of any assets we may own. Therefore, the fixed offering price established for shares of our common stock may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time.

Our board of directors determined an estimated per share value of $10.14 for our shares of common stock as of December 31, 2011. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock or in making an investment decision.

On March 16, 2012, our board of directors determined an estimated per share value of $10.14 for our common stock as of December 31, 2011. We did not, however, change the price per share in our public offering, under our distribution reinvestment program or under our share redemption program, except in the case of death or disability, in which case we will use the higher of the most recent estimated share value and the purchase price paid. We disclose in our filings with the SEC the methodology used to determine the estimated value per share and numerous limitations related to the estimated value per share. Please see our filings with the SEC for a detailed description of the estimated share valuation methodology and limitations.

We currently anticipate that the estimated value per share will be calculated quarterly through the quarter ending June 30, 2012. However, our board of directors may determine to update such estimate more frequently. Our board’s objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor and after reviewing, among other factors, appraisal reports of our properties prepared by third parties. However, the market for commercial real estate can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount.

As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with U.S. GAAP. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated share value if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to the Financial Industry Regulatory Authority, Inc., or FINRA, or under the Employee Retirement Income Security Act, or ERISA, with respect to their respective requirements.

Under current FINRA regulations, beginning 18 months after the completion of the last offering of our shares and prior to any listing of our shares on a national securities exchange, which we refer to as our offering stage, our board of directors will determine the estimated per share value of our shares of common stock based on independent valuations of our properties and other assets every 18 months.

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

Events in U.S. and global financial markets have had, and may continue to have, a negative impact on the terms and availability of credit in the United States and the state of the national economy generally which could have an adverse effect on our business and our results of operations.

The failure of large U.S. financial institutions in 2008 and 2009 and the resulting turmoil in the global financial sector has had, and will likely continue to have, a negative impact on the terms and availability of credit and the state of the economy generally within the United States. The tightening of the U.S. credit markets has resulted in a lack of adequate credit and the risk of a further economic downturn. Some lenders continue to impose more stringent restrictions on the terms of credit and there may be a general reduction in the amount of credit available in the markets in which we conduct business. The negative impact of the tightening of the credit markets may result in an inability to finance the acquisition of real properties and other real estate-related assets on favorable terms, if at all, increased financing costs or financing with increasingly restrictive covenants. If the credit markets remain constricted, it may result in our inability to obtain adequate financing or to refinance debt obligations as they come due on favorable terms, or at all.

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

The net proceeds from our initial public offering will be used primarily to fund our investment in real properties and other real estate-related assets, for payment of operating expenses and for payment of various fees and expenses such as acquisition fees and management fees. We do not intend to establish a general working capital reserve out of the proceeds from our initial public offering during the offering. Accordingly, we are dependent on the proceeds raised in our public offering and if we are unable to raise sufficient proceeds, we may not be able to fund our existing or future operations. In addition, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our investments or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real properties and other real estate-related assets and to expand our operations will be adversely affected. As a result, we would be less likely to achieve portfolio diversification and our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

Our charter authorizes us to issue 450,000,000 shares of capital stock, of which 400,000,000 shares of capital stock are designated as common stock and 50,000,000 shares of capital stock are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever create and issue preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; and

•	the removal of incumbent management.

Our UPREIT structure may result in potential conflicts of interest with limited partners in our operating partnership whose interests may not be aligned with those of our stockholders.

We have in the past, and may in the future, issue limited partner interests of our operating partnership in connection with certain transactions. Limited partners in our operating partnership have the right to vote on certain amendments to the operating partnership agreement, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of our operating partnership, we are obligated to act in a manner that is in the best interest of all partners of our operating partnership. Circumstances may arise in the future when the interests of limited partners in our operating partnership may conflict with the interests of our stockholders. These conflicts may be resolved in a manner stockholders do not believe are in their best interest.

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

Neither we, nor our operating partnership, nor any of our subsidiaries intend to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Currently, we, through our subsidiaries, own sixteen commercial retail, single and multi-tenant properties. In order for us not to be subject to regulation under the Investment Company Act, we engage, through our operating partnership and subsidiaries, primarily in the business of buying real estate, and these investments must be made within a year after our initial public offering ends. If we are unable to invest a significant portion of the proceeds of our initial public offering in properties within one year of the termination of our initial public offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower your returns.

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

We may compete with other affiliates of our advisor for opportunities to acquire or sell real properties and other real estate-related assets. We may also buy or sell real properties and other real estate-related assets at the same time as other affiliates are considering buying or selling similar assets. In this regard, there is a risk that our advisor will select for us investments that provide lower returns to us than investments purchased by another affiliate. Certain of our affiliates own or manage real properties in geographical areas in which we expect to own real properties. As a result of our potential competition with other affiliates of our advisor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that our advisor and some of its affiliates, including our officers and directors, devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our advisor are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Our advisor and some of its affiliates, including our officers and directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, our advisor’s management currently manages several privately offered real estate programs sponsored by affiliates of our advisor. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third party.

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

Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•

acquisitions of property and other investments and originations of loans, which entitle our advisor to acquisition or origination fees and management fees, and, in the case of acquisitions of investments from other programs sponsored by TNP, may entitle affiliates of our advisor to disposition or other fees from the seller;

•

public and private offerings of equity by us, which may allow our dealer manager to earn additional dealer manager fees and allow our advisor to be reimbursed organization and offering costs and earn increased acquisition fees and management fees;

•	real property sales, since the asset management fees payable to our advisor will decrease;

•	incurring or refinancing debt and originating loans, which would increase the acquisition, financing, origination and management fees payable to our advisor; and

•	whether and when we seek to sell the company or its assets or to list our common stock on a national securities exchange, which would entitle the advisor and/or its affiliates to incentive fees.

Further, our advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Certain acquisition fees and asset management fees payable to our advisor and property management fees payable to the property manager are payable irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. These fees may influence our advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held on to the asset. Moreover, our advisor has considerable discretion with respect to the terms and timing of acquisition, disposition, refinancing and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other affiliates of our advisor could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay you distributions or result in a decline in the value of your investment.

The conflicts of interest faced by our officers may cause us not to be managed solely in the best interests of our stockholders, which may adversely affect our results of operations and the value of your investment.

Some of our officers are officers and employees of our sponsor, our advisor and other affiliated entities which receive fees in connection with our initial public offering and our operations. Anthony W. Thompson is our Chairman of the Board, Chief Executive Officer and President and also serves as the Chief Executive Officer of our sponsor. Mr. Thompson controls our sponsor and indirectly controls our advisor and dealer manager. James R. Wolford is our Chief Financial Officer, Treasurer and Secretary and also serves as the Executive Vice President and Chief Financial Officer of our sponsor and the Chief Financial Officer, Treasurer and Secretary of our advisor. Certain of our officers also own an economic interest in TNP SRT Management, LLC, which owns a 25% interest in our advisor. The ownership interest in our advisor and sponsor by certain of our officers may create conflicts of interest and cause us not to be managed solely in the best interests of our stockholders.

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

We may purchase real property and other real estate-related assets from third parties that have existing or previous business relationships with affiliates of our advisor. The officers, directors or employees of our advisor and its affiliates and the principals of our advisor who also perform services for other affiliates of our advisor may have a conflict in representing our interests in these transactions on the one hand and the interests of such affiliates in preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.

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

Our real properties are subject to real and personal property taxes that may increase as tax rates change and as the real properties are assessed or reassessed by taxing authorities. Certain of our leases provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the real properties that they occupy, while other leases provide that we are responsible for such taxes. In any case, as the owner of the properties, we are ultimately responsible for payment of the taxes to the applicable government authorities. If real property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes even if otherwise stated under the terms of the lease. If we fail to pay any such taxes, the applicable taxing authority may place a lien on the real property and the real property may be subject to a tax sale. In addition, we will generally be responsible for real property taxes related to any vacant space.

Uninsured losses or premiums for insurance coverage relating to real property may adversely affect your returns.

We attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to finance or refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.

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

As of December 31, 2011, we own eleven properties, each of which is a retail center and all but one have multiple tenants. The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.

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

We are a party to a $43.0 million credit facility with KeyBank that contains restrictive covenants. These restrictions include requirements to maintain financial ratios, which may significantly limit our ability to, among other things:

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

As of December 31, 2011, we had approximately $43.0 million of outstanding indebtedness under our credit facility. Our credit facility matures on December 17, 2013, subject to extension. We may, in the future, be required to refinance or negotiate an extension of the maturity of our credit facility. However, our ability to complete a refinancing or extension is subject to a number of conditions, many of which are beyond our control. Failure to complete a refinancing or extension of our credit facility could have a material adverse effect on us and our operations.

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

We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we have a limitation on borrowing which precludes us from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2011, we exceeded the 300% limit due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at December 31, 2011, this excess borrowing has been approved by our independent directors. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment trust taxable income, determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties, resulting in our ownership of fewer real estate assets. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so. As of December 31, 2011, we have funded all of our distribution payments with offering proceeds.

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

Tax legislation enacted in 2003, as amended, generally reduces the maximum tax rate for distributions payable by corporations to individuals to 15% through 2012. Distributions payable by REITs, however, generally continue to be taxed at the normal rate applicable to the individual recipient, rather than the 15% preferential rate. Although this legislation does not adversely affect the taxation of REITs or distributions paid by REITs, the more favorable rates applicable to regular corporate distributions could cause investors who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay distributions, which could adversely affect the value of the stock of REITs, including our common stock.

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

•

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

There are special considerations that apply to employee benefit plans subject to ERISA (such as pension, profit-sharing or 401(k) plans), and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA or Keogh plan) whose assets are being invested in our common stock. If you are investing the assets of such a plan (including assets of an insurance company general account or entity whose assets are considered plan assets under ERISA) or account in our common stock, you should satisfy yourself that:

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

Property Portfolio

As of December 31, 2011, our portfolio included eleven retail properties comprising an aggregate of approximately 1,131,000 square feet of commercial retail space located in seven states. The total cost of our properties was approximately $155,261,000, exclusive of closing costs. As of December 31, 2011 and 2010 there was $112,395,000 and $39,164,000 of indebtedness on our properties, respectively, which included $42,968,000 and $13,293,000, respectively, of indebtedness outstanding under our revolving credit facility that was secured by certain of our properties. As of December 31, 2011 and 2010, approximately 81.4% and 83.0% of our portfolio was leased (based on rentable square footage), with an average remaining lease term of approximately 8.4 and 10.0 years, respectively.

As of December 31, 2011, we had invested in eleven properties and incurred debt as set forth below:

Property Name	Location	Interest	Property Type	Square Feet (1)	Date Acquired	Purchase Price (In Thousands) (2)	Debt (In Thousands) (3)
Moreno Marketplace	Moreno Valley, California	100%	Retail	78,743	11/19/2009	$12,500	$9,476
Waianae Mall	Oahu, Hawaii	100%	Retail	170,275	06/04/2010	25,688	20,150
Northgate Plaza	Tucson, Arizona	100%	Retail	103,492	07/06/2010	8,050	5,901
San Jacinto	San Jacinto, California	100%	Retail	53,777	08/11/2010	7,088	4,237
Craig Promenade	Las Vegas, California	100%	Retail	86,395	3/30/2011	12,800	7,644
Pinehurst East	Bismarck, North Dakota	100%	Retail	114,292	5/26/2011	15,000	9,317
Cochran Bypass	Chester, South Carolina	100%	Retail	45,817	7/14/2011	2,585	1,195
Topaz Marketplace	Hesperia, California	100%	Retail	50,359	9/23/2011	13,500	7,643
Osceola Village	Kissimee, Florida	100%	Retail	116,645	10/11/2011	21,800	18,976
Constitution Trail	Normal, Illinois	100%	Retail	203,015	10/21/2011	18,000	15,600
Summit Point	Lafayette, Georgia	100%	Retail	108,307	12/21/2011	18,250	12,500

			Total	1,131,117		$155,261	$112,639

(1)	Square feet includes improvements made on ground leases at the property.
(2)	The purchase price for Pinehurst Square East included the issuance of Common Units to the sellers. The purchase price for Summit Point included the issuance of preferred membership interests in the entity that indirectly owns the property.
(3)	For more information on our financing, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Lease Expirations

The following table reflects lease expirations of our properties as of December 31, 2011:

Year of Expiration (1)	Number of Leases Expiring	Annualized Base Rent (2)	Percent of Portfolio Annualized Base Rent Expiring	Leased Rentable Square Feet Expiring	Percent of Portfolio Rentable Square Feet Expiring
2012	31	1,569,000	10.5%	65,697	7.8%
2013	28	1,159,000	7.8%	60,519	7.1%
2014	38	1,152,000	7.7%	56,212	6.6%
2015	27	1,359,000	9.1%	102,334	12.1%
2016	16	1,005,000	6.8%	66,974	7.9%
2017	15	1,026,000	6.9%	66,500	7.9%
2018	8	964,000	6.5%	49,451	5.8%
2019	5	486,000	3.3%	54,626	6.4%
2020	4	153,000	1.0%	6,932	0.8%
2021	10	1,586,000	10.7%	42,305	5.0%
2022	1	72,000	0.5%	2,880	0.3%
Thereafter	19	4,340,000	29.2%	273,422	32.3%

Total	202	$14,871,000	100.0%	847,672	100.0%

(1)	Represents the expiration date of the lease at December 31, 2011 and does not take into account any tenant renewal options.
(2)	Annualized base rent represents annualized contractual base rental income as of December 31, 2011, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

As of December 31, 2011, we had a concentration of credit risk related to the following tenants’ leases that represented more than 10% of a retail property’s annualized base rent:

Tenant	Property	Annualized Base Rent (1)	Percent of Property Annualized Base Rent	Annualized Base Rent Per Square Foot	Lease Expiration (2)
Stater Brothers	Moreno Marketplace	$730,000	63.8%	$16.59	November 2028
Wells Fargo	Moreno Marketplace	$120,000	10.5%	$24.00	November 2023
Longs Drugs	Waianae Mall	$630,000	23.3%	$26.12	January 2021
Wal-Mart	Northgate Plaza	$245,000	27.0%	$5.74	May 2025
Dollar Tree Stores	Northgate Plaza	$106,000	11.7%	$8.63	January 2015
Huey Tran DDS	San Jacinto Esplanade	$84,000	17.4%	$38.04	April 2018
Fresh N Easy	San Jacinto Esplanade	$175,000	36.2%	$12.43	October 2027
Mr. You Chinese Food	San Jacinto Esplanade	$50,000	10.3%	$24.00	May 2017
Big Lots Store, Inc	Craig Promenade	$348,000	36.1%	$11.50	January 2016
Craig Partners Pad A Inc	Craig Promenade	$104,000	10.8%	$45.97	February 2032
Party Pro	Craig Promenade	$126,000	13.1%	$10.51	February 2013
Old Navy	Pinehurst Square	$207,000	14.8%	$12.00	November 2016
TJX Companies	Pinehurst Square	$247,000	17.6%	$9.50	March 2017
Bi-Lo, Inc	Cochran Bypass	$234,000	100.0%	$5.11	September 2019
Fresh N Easy	Topaz Marketplace	$235,000	20.9%	$16.77	August 2028
Wood Grill	Topaz Marketplace	$219,000	19.5%	$21.19	October 2023
Davita	Topaz Marketplace	$197,000	17.5%	$25.46	August 2018
Schnucks Markets Inc	Constitution Trail	$657,000	33.5%	$11.40	March 2026
Starplex Operating LP	Constitution Trail	$749,000	38.2%	$17.00	February 2029
Publix Super Markets Inc	Osceola Village	$559,000	41.2%	$12.25	October 2028
Gregg Appliances Inc	Osceola Village	$480,000	35.4%	$16.00	October 2018
Publix	Summit Point	$489,000	35.9%	$9.00	September 2024

		$6,991,000

(1)	Annualized base rent represents annualized contractual base rental income as of December 31, 2011.
(2)	Represents the expiration dates of leases as of December 31, 2011 and does not take into account any tenant renewal options.

2012 Property Acquisitions

Morningside Marketplace

On January 9, 2012, we acquired a fee simple interest in a multitenant retail center located in Fontana, California, commonly known as Morningside Marketplace, for an aggregate purchase price of $18,050,000, exclusive of closing costs. The acquisition was financed with (1) proceeds from our initial public offering, (2) approximately $11,953,000 in funds borrowed under our revolving credit agreement with KeyBank, (3) approximately $1,200,000 in funds borrowed from SMB Equity, LLC, a third party lender, and (4) approximately $1,355,000 in funds borrowed from our sponsor and other affiliates. For more information on the terms of loans from affiliates, see Note 13 to our audited consolidated financial statements contain in this Annual Report.

Woodlands West Marketplace

On February 3, 2012, we acquired a fee simple interest in a multitenant retail center located in Arlington, Texas, commonly known as Woodland West Marketplace, for an aggregate purchase price of $13,950,000, excluding closing costs. We financed a portion of the purchase price for the Woodland West Marketplace with proceeds from (1) our initial public offering, (2) a loan in the amount of $10,200,000 from JPMorgan Chase Bank, National Association, or JPM, and (3) a mezzanine loan in the amount of $1,300,000 from JPM.

Esenada Square

On February 28, 2012, we acquired a fee simple interest in a multitenant retail center located in Arlington, Texas, commonly known as Ensenada Square for an aggregate purchase price of $5,175,000, excluding closing costs. We financed the purchase price of Ensenada Square with (1) proceeds from our public offering and (2) approximately $3,266,000 in funds borrowed under our revolving credit agreement with KeyBank.

Shops at Turkey Creek

On March 12, 2012, we acquired a fee simple interest in a multitenant retail center located in Knoxville, Tennessee, commonly known as the Shops at Turkey Creek, or Turkey Creek, in an UPREIT transaction with our operating partnership, for an aggregate purchase price of $4,300,000 excluding closing costs. We financed the purchase price for Turkey Creek through the issuance of 144,324 Common Units to the sellers of Turkey Creek and approximately $2,520,000 in funds borrowed under our revolving credit agreement with KeyBank.

Aurora Commons

On March 20, 2012, we acquired a fee simple interest in a multitenant retail center located in Aurora, Ohio, commonly known as the Aurora Commons, for an aggregate purchase price of $7,000,000, excluding closing costs. We financed the purchase price of Aurora Commons with (1) proceeds from our public offering and (2) approximately $4,550,000 in funds borrowed under our revolving credit agreement with KeyBank.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business we may become subject to litigation or claims. There are no material pending legal proceedings or proceedings known to be contemplated against us or any of our subsidiaries.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 26, 2012, there were 2,420 holders of record of our common shares. The number of stockholders is based on the records of our transfer agent, an affiliate of our advisor.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or any over-the-counter market. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our board of directors does not anticipate evaluating a transaction to provide liquidity for our stockholders until 2015 through any listing on an exchange or through any other means. Our charter does not require our board of directors to pursue a liquidity event by a specific date. Due to the uncertainties of market conditions in the future, we believe setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of our stockholders. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

In order for members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons to have participated in the offering and sale of our common shares or to participate in any future offering of our common shares, pursuant to FINRA Rule 5110, we disclose in each Annual Report distributed to our stockholders a per share estimated value of our common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our common shares. Although our board of directors has voluntarily determined an estimated value per share of $10.14 as of December 31, 2011, and we expect to update this estimated share value quarterly through the quarter ending June 30, 2012, we have determined that for these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that we continue to sell shares of our common stock in our public offering at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers), and have not changed the price at which shares are acquired under our distribution reinvestment program or our share redemption program (except with respect to shares redeemed upon death or disability of a stockholder).

Distributions

The following table sets forth the distributions declared and paid to our common stockholders and holders of Common Units for the years ended December 31, 2011 and 2010:

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to holders of non-controlling Common Units (3)	Cash Distributions to Common Stockholders	Cash Distributions to holders of non-controlling Common Units	Distributions Reinvested (2)	Total Common Stockholder Distributions Paid and Reinvested
First Quarter 2011	$442,000	$0.05833	$—	$282,000	$—	$142,000	$424,000
Second Quarter 2011	548,000	$0.05833	21,000	338,000	3,000	168,000	506,000
Third Quarter 2011	698,000	$0.05833	49,000	435,000	50,000	206,000	641,000
Fourth Quarter 2011	920,000	$0.05833	49,000	554,000	50,000	283,000	837,000

	$2,608,000		$119,000	$1,609,000	$103,000	$799,000	$2,408,000

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to holders of non-controlling Common Units	Cash Distributions to Common Stockholders	Cash Distributions to holders of non-controlling Common Units	Distributions Reinvested (2)	Total Common Stockholder Distributions Paid and Reinvested
First Quarter 2010	$119,000	$0.05625	$—	$72,000	$—	$18,000	$90,000
Second Quarter 2010	200,000	$0.05625	—	117,000	—	50,000	167,000
Third Quarter 2010	325,000	$0.05833	—	199,000	—	86,000	285,000
Fourth Quarter 2010	395,000	$0.05833	—	257,000	—	122,000	379,000

	$1,039,000		$—	$645,000	$—	$276,000	$921,000

(1)	Distributions for the period from January 1, 2011 through December 31, 2011 are calculated at a monthly cash distribution rate of $0.05833 per share of common stock. Distributions for the period from January 1, 2010 through June 30, 2010 are calculated at a monthly cash distribution rate of $0.05625 per share of common stock. Distributions for the period from July 1, 2010 through December 31, 2010 are calculated at a monthly cash distribution rate of $0.05833 per share of common stock.
(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
(3)	None of the Common Unit holders are participating in our distribution reinvestment program.

The tax composition of our distributions paid during the years ended December 31, 2011 and 2010 was as follows:

	2011	2010
Ordinary Income	—%	—%
Return of Capital	100%	100%

Total	100%	100%

On December 31, 2011, we declared a monthly distribution in the aggregate amount of $335,000, of which $215,000 was paid in cash on or about January 15, 2012 and $120,000 was paid through our distribution reinvestment plan in the form of additional shares issued on or about January 15, 2012. For the years ended December 31, 2011 and 2010, cash amounts distributed to stockholders were funded from proceeds from our initial public offering and represented a 100% return of capital to stockholders.

Share Redemption Program

We have adopted a share redemption program that may provide limited liquidity to certain of our stockholders. Unless shares are being redeemed due to the death or disability of a stockholder, we may not redeem shares under the share redemption program unless the holder has held the shares for at least one year. Additionally, the number of shares that may be redeemed during any calendar year is limited to (1) 5.0% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. Our board of directors may, in its sole discretion, amend, suspend or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. The share redemption program will terminate if the shares of our common stock are listed on a national securities exchange. During the year ended December 31, 2010, we redeemed approximately 12,500 shares under our share redemption program, at an average redemption price of $10.00 per share for an aggregate redemption price of approximately $125,000. During the year ended December 31, 2011, we redeemed approximately 16,279 shares under our share redemption program, at an average redemption price of $9.30 per share for an aggregate redemption price of approximately $162,000.

During the year ended December 31, 2011, we redeemed shares pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
April 1, 2011 – April 30, 2011	1,000	$10.00	(2)
July 1, 2011 – July 31, 2011	11,159	$9.20	(2)
October 1, 2011 – October 31, 2011	4,120	$9.40	(2)

Total	16,279

(1)	Except in the case of the death or disability of a stockholder, we will redeem shares of common stock under our share repurchase program at a discount from the $10.00 purchase price based on the length of time the investor has held such shares as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemptions Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

(2)	We will redeem shares of our common stock upon the death or disability of a stockholder at the most recently determined estimated value per share.We limit the amount of shares that can be redeemed pursuant to our share redemption program as set forth above.

Unregistered Sales of Equity Securities and Use of Offering Proceeds

On October 16, 2008, we were initially capitalized with the sale of 22,222 shares of common stock to our sponsor for an aggregate purchase price of $200,000 in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975) registering a public offering of up to $1,100,000,000 in shares of our common stock was declared effective under the Securities Act of 1933, as amended, or the Securities Act, and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. Our public offering will expire on August 7, 2012; provided, however, under limited circumstances our initial public offering may be extended for up to an additional 180 days.

As of December 31, 2011 and 2010, we had sold 5,969,507 and 2,359,817 shares of common stock, net of share redemptions, in our initial public offering and through our distribution reinvestment plan, raising gross offering proceeds of $59,248,000 and $23,613,000, respectively. As of December 31, 2011, we had incurred $5,495,000 in selling commissions and dealer manager fees to our dealer manager, TNP Securities, LLC, $3,016,000 in organization and offering costs (of which $1,411,000 are offering expenses that are recorded as a reduction to equity, $336,000 are organizational expenses that are recorded in general administrative expense, and $1,269,000 are recorded as deferred organization and offering costs and included as accounts payable due to affiliates as the amount of organization and offering costs had exceeded 3% of gross offering proceeds), and $5,012,000 in acquisition expenses.

As of December 31, 2010, we had incurred $2,068,000 in selling commissions and dealer manager fees to our dealer manager, $2,265,000 in organization and offering costs (of which $555,000 are offering expenses that are recorded as a reduction to equity, $116,000 are organizational expenses that are recorded in general administrative expense, and $1,571,000 are recorded as deferred organization and offering costs and included as accounts payable due to affiliates as the amount of organization and offering costs had exceeded 3% of gross offering proceeds), $1,353,000 in acquisition expenses and $204,000 in asset management fees.

As of December 31, 2011 and 2010, we used the net proceeds from our initial public offering of $52,007,000 and $20,990,000, respectively, and debt financing to purchase $155,261,000 and $53,326,000 in retail properties, and paid 4,147,000 and $1,353,000 of acquisition expenses. For more information regarding how we used our net offering proceeds through December 31, 2011 and 2010, see Note 3 (Acquisitions of Real Estate) to our consolidated financial statements included in this Annual Report. For the year ended December 31, 2011, the ratio of the cost of raising capital to net proceeds was approximately 13.9%.

During 2011, we issued 15,000 shares of restricted stock to our independent directors pursuant to our Amended and Restated Director Compensation Plan, which is a sub-plan of our 2009 Long-Term Incentive Award Plan, or the Incentive Award Plan. The issuances of restricted stock pursuant to the Amended and Restated Director Compensation Plan was pursuant to a private transaction exemption from registration pursuant to Section 4(2) of the Securities Act. For more information on our Incentive Award Plan, see Note 11 (Incentive Award Plan) to our consolidated financial statements included in this Annual Report.

On May 26, 2011, in connection with the acquisition of the Pinehurst Square, our operating partnership issued 287,472 Common Units with an aggregate value of approximately $2,587,249 to certain of the sellers of the Pinehurst Property pursuant to a private transaction exemption from registration pursuant to Section 4(2) of the Securities Act.

During the fiscal years ended December 31, 2011 and 2010, we did not sell any other equity securities that were not registered under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2011 and 2010 and for the years then ended should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

	As of December 31, 2011	As of December 31, 2010
Balance Sheet Data:
Total investments in real estate, net	$141,668,000	$45,797,000
Cash and cash equivalents	2,052,000	1,486,000
Acquired lease intangibles, net	17,405,000	8,125,000
Total assets	170,570,000	58,889,000
Notes payable	112,395,000	39,164,000
Due to affiliates	1,334,000	1,834,000
Total liabilities	122,326,000	44,733,000
Total equity	48,244,000	14,156,000

	For the year Ended December 31, 2011	For the year Ended December 31, 2010
Operating Data:
Total revenue	10,776,000	4,793,000
Operating and maintenance expenses	3,671,000	2,037,000
General and administrative	2,167,000	1,732,000
Depreciation and amortization	4,384,000	2,072,000
Acquisition expenses	4,147,000	1,353,000
Interest expense	5,400,000	2,009,000
Loss before other income (expense) and discontinued operations	(8,993,000)	(4,410,000)
Bargain purchase gain	9,617,000	—
Interest income	598,000	4,000
Income from discontinued operations	125,000	14,000
Gain on sale of real estate	963,000	—
Net income (loss)	2,310,000	(4,392,000)

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010
Cash Flow Data:
Cash flows used in operating activities	(2,799,000)	(1,374,000)
Cash flows used in investing activities	(93,328,000)	(16,523,000)
Cash flows provided by financing activities	96,693,000	18,277,000
Per Share Data:
Net earnings (loss) per share — basic and diluted
Continuing operations	$0.26	$(2.97)
Discontinued operations	0.31	0.01

Net earnings (loss)	$0.57	$(2.96)

Distributions declared per share	$0.70	$0.70
Weighted average shares outstanding — basic	3,698,518	1,483,179
Weighted average shares outstanding — diluted	3,702,016	1,483,179

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are dependent upon proceeds received from the sale of shares of our common stock in our initial public offering and any indebtedness that we may incur in order to conduct our proposed real estate investment activities. We were initially capitalized with $200,000 which was contributed in cash on October 16, 2008, from the sale of 22,222 shares in the aggregate to our sponsor, Thompson National Properties, LLC, or TNP. Our sponsor, or any affiliate of our sponsor, must maintain this investment while it remains our sponsor.

As of December 31, 2011 and 2010, we had accepted investors’ subscriptions for, and issued, 6,007,007 and 2,382,317 shares of our common stock, including shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $59,248,000 and $23,613,000, respectively. As of March 26, 2012, we had accepted investors’ subscriptions for, and issued, 7,718,646 shares of our common stock, including 154,573 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $76,290,641.

On March 16, 2012, our board of directors determined an estimated value per share of our common stock of $10.14 as of December 31, 2011. In determining an estimated value of a share of our common stock, our board of directors relied upon information provided by our advisor, appraisal reports prepared by third parties on certain of our properties and other factors our board of directors deemed relevant. Our board of directors also took into account the estimated value of our other assets and liabilities, including a reasonable estimate of the value of our debt obligations. However, our board of directors did not consider certain other factors, such as a liquidity discount, because they did not believe such factors were appropriate or necessary under the circumstances. The estimated value per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated value per share is not a representation, warranty or guarantee that a stockholder would receive this amount if he sold his shares or we consummated a liquidity event. See also, “Risk Factors—Our board of directors determined an estimated per share value of $10.14 for our shares of common stock as of December 31, 2011. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.”

We have elected to qualify as a REIT for federal income tax purposes commencing with the year ended December 31, 2009, and therefore we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income. As of December 31, 2011, we believe we were in compliance with the REIT requirements.

Market Outlook

Since 2008, concerns about credit risk and access to capital in the U.S. and global financial markets have been significant and widespread. Economies throughout the world have experienced increased unemployment and decreased consumer confidence due to a downturn in economic activity. Despite recent improved stock market performance and some positive economic indicators, a lack of significant job creation, low consumer confidence and a growing federal budget deficit weigh against the positive indicators. Amid signs of recovery in the economic and financial markets, concerns remain regarding job growth, wage stagnation, credit restrictions and increased taxation.

Over the past year, fundamental commercial real estate benchmarks, such as occupancy, rental rates and pricing have remained largely stagnant. Improvement in these fundamentals remains contingent upon sustainable economic growth. In general, borrower defaults may rise, and occupancy and rental rate stabilization will vary by market. Currently, benchmark interest rates, such as LIBOR, remain near historic lows. This has allowed borrowers with floating rate debt to continue to make debt service payments even as the properties securing these loans experience decreased occupancy and lower rental rates. Low short-term rates have allowed these borrowers to meet their debt obligations; however, they would not meet the current underwriting requirements needed to refinance this debt today. As these loans near maturity, borrowers may have to find new sources of funds in order to recapitalize their properties.

Although during the financial crisis and economic downturn, commercial real estate transactions experienced a sharp decline in volume, the recent trends show a rebound in activity as more commercial properties come into the market as loans mature and marginally performing properties default and banks increase their foreclosures. Additionally, new lending is improving. The commercial mortgage-backed securities market has again become a source of liquidity and debt capital and we have seen additional debt capital provided by lenders such as life insurance companies, local and regional banks and debt funds. The availability of additional capital has improved the volume of transactions in the commercial real estate market.

2011 Highlights

Following are some highlights from fiscal 2011:

•	we acquired seven retail properties (six multi-tenant and one single tenant), encompassing 723,000 rentable square feet in seven states, for an aggregate purchase price of $101,935,000;

•

we acquired one of the retail properties, Constitution Trail Centre, after we purchased three distressed notes secured by the property, and successfully completed a consent foreclosure to obtain fee simple title to the Constitution Trail Centre during the fourth quarter of 2011;

•	we acquired one of the retail properties, Pinehurst Square East shopping center, through an UPREIT transaction in which the acquisition price was paid with Common Units and cash;

•	we raised $36,185,000 in gross offering proceeds from our continuous public offering; and

•	we improved our leverage ratio at the end of fiscal 2011 to 62.9%, compared to 63.5% at the end of 2010.

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

Critical Accounting Policies

Below is a discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Revenue Recognition

Real Estate

We recognize minimum rent, including rental abatements, lease incentives and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related leases when collectibility is reasonably assured and record amounts expected to be received in later years as deferred rent receivable. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or by us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

We record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

We make estimates of the collectibility of our tenant receivables related to base rents, including deferred rent receivable, expense reimbursements and other revenue or income. Management specifically analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, management makes estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectibility of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, we will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. During the years ended December 31, 2011 and 2010, we recorded bad debt expense related to our tenant receivables of $228,000 and $147,000, respectively.

Real Estate

Depreciation and Amortization

Real estate costs related to the acquisition and improvement of properties are capitalized and amortized over the expected useful life of the asset on a straight-line basis. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset to determine its appropriate useful life. Expenditures for tenant improvements are capitalized and amortized over the shorter of the tenant’s lease term or expected useful life. We anticipate the estimated useful lives of our assets by class to be generally as follows:

Years
Buildings and improvements	5-48 years
Exterior improvements	10-20 years
Equipment and fixtures	5-10 years

Real Estate Acquisition Valuation

We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of our net income.

Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets and liabilities may not be recoverable or realized. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets and liabilities through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. During the years ended December 31, 2011 and 2010, we did not recognize any impairment charges.

Projecting future cash flows involves estimating expected future operating income and expenses related to the real estate and its related intangible assets and liabilities as well as market and other trends. Using inappropriate assumptions to estimate cash flows could result in incorrect fair values of the real estate and its related intangible assets and liabilities and could result in the overstatement of the carrying values of our real estate and related intangible assets and liabilities and an overstatement of our net income.

Real Estate Held for Sale and Discontinued Operations

We generally consider non-foreclosed real estate to be “held for sale” when the following criteria are met: (i) management commits to a plan to sell the property, (ii) the property is available for sale immediately, (iii) the property is actively being marketed for sale at a price that is reasonable in relation to its current fair value, (iv) the sale of the property within one year is considered highly probable and (v) significant changes to the plan to sell are not expected. Real estate that is held for sale and its related assets are classified as “real estate held for sale” and “assets related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Notes payable and other liabilities related to real estate held for sale are classified as “notes payable related to real estate held for sale” and “liabilities related to real estate held for sale,” respectively, for all periods presented in the accompanying consolidated financial statements. Real estate classified as held for sale is no longer depreciated and reported at the lower of its carrying value or its estimated fair value less costs to sell. Additionally, we record the operating results related to real estate that has either been disposed of or is deemed to be held for sale as discontinued operations for all periods presented if the operations have been or are expected to be eliminated and we will not have any significant continuing involvement in the operations of the property following the sale. As further discussed in Note 12, certain amounts from the prior year have been reclassified to conform to current year presentation.

Fair Value Measurements

Under GAAP, we are required to measure certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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

When available, we utilize quoted market prices from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

We consider the following factors to be indicators of an inactive market: (i) there are few recent transactions, (ii) price quotations are not based on current information, (iii) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (iv) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (v) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (vi) there is a wide bid-ask spread or significant increase in the bid-ask spread, (vii) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities, and (viii) little information is released publicly (for example, a principal-to-principal market).

We consider the following factors to be indicators of non-orderly transactions: (i) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions, (ii) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant, (iii) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced), and (iv) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Income Taxes

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

We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions. Our evaluations were performed for the tax years ending December 31, 2011, 2010, 2009 and 2008. As of December 31, 2011, returns for the calendar years 2008 through 2010 remain subject to examination by major tax jurisdictions

Organization and Offering Costs

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

Recent Accounting Pronouncements

In May 2011, the Financial Standards Accounting Board, or FASB, issued Accounting Standards Update, or ASU, No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, or ASU No. 2011-04. ASU No. 2011-04 updates and further clarifies requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We do not expect that the adoption of ASU No. 2011-04 will have a material impact to our consolidated financial statements.

Results of Operations

Our results of operations for the years ended December 31, 2011 and 2010 are not indicative of those expected in future periods as we commenced operations on November 19, 2009 in connection with our first property acquisition.

As of December 31, 2011, we had acquired eleven properties for an aggregate purchase price of $155,261,000, plus closing costs. We funded the acquisition of these properties primarily with a combination of debt and proceeds from our ongoing initial public offering. We acquired seven properties during 2011 and because the first of these properties was acquired on March 20, 2011, our financial statements for the 2011 fiscal year do not reflect a full year of operations for these properties. During 2010, we acquired three properties and because the first of these properties was acquired on June 6, 2010, our financial statements for the 2010 fiscal year do not reflect a full period of operations for these properties during 2010. We expect that all income and expenses related to our portfolio will increase in future years as a result of owning the properties acquired in 2011 for a full year and as a result of anticipated future acquisitions of real estate and real estate-related assets.

Comparison of the year ended December 31, 2011 to the year ended December 31, 2010

The following table provides summary information about our results of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31,		Increase	Percentage
	2011	2010	(Decrease)	Change
Rental revenue	$10,776,000	$4,793,000	$5,983,000	124.8%
Interest income	598,000	4,000	594,000	14,850.0%
Operating and maintenance expenses	3,671,000	2,037,000	1,634,000	80.2%
General and administrative expenses	2,167,000	1,732,000	435,000	25.1%
Depreciation and amortization expense	4,384,000	2,072,000	2,312,000	111.6%
Acquisition expenses	4,147,000	1,353,000	2,794,000	206.5%
Interest expense	5,400,000	2,009,000	3,391,000	168.8%
Income (loss) from discontinued operations	125,000	14,000	111,000	792.9%
Gain on sale of real estate	963,000	—	963,000	100.0%
Bargain purchase gain	9,617,000	—	9,617,000	100.0%
Net income (loss)	2,310,000	(4,392,000)	6,702,000	152.6%

Revenue

Revenues increased by $5,983,000 to $10,776,000 during the year ended December 31, 2011 compared to revenues of $4,793,000 for the year ended December 31, 2010. This increase was primarily due to the acquisition of seven properties during fiscal 2011 and having a full year of operating results for properties acquired in 2010. The occupancy rate for our property portfolio was 81.4% based on 1,131,000 rentable square feet as of December 31, 2011 compared to occupancy of 83.0% based on 409,000 rentable square feet as of December 31, 2010. We expect rental income to increase in future periods as we acquire additional real estate investments and have full period operations from existing real estate investments.

Interest income

Interest income increased by $594,000 to $598,000 during the year ended December 31, 2011 compared to interest income of $4,000 for the year ended December 31, 2010. This increase was primarily related to interest earned from the mortgage loans acquired on June 29, 2011, which were later extinguished in connection with a consent foreclosure.

Operating and maintenance expenses

Operating and maintenance expense increased by $1,634,000 to $3,671,000 during the year ended December 31, 2011 compared to operating and maintenance expense of $2,037,000 for the year ended December 31, 2010. This increase was primarily due to the acquisition of seven properties since December 31, 2010 and having a full year of operating results for properties acquired in 2010, and was partially offset in 2011 by the reversal of $213,000 of asset management fees that had been accrued by us. Asset management fees expensed during the year ended December 31, 2010 were $204,000. Included in operating and maintenance expenses are property management fees paid to an affiliate of our advisor of $492,000 and $204,000 for the years ended December 31, 2011 and 2010, respectively. We expect these expenses to increase in future periods as a result of the acquisition of additional properties.

General and administrative expenses

General and administrative expenses increased by $435,000 to $2,167,000 during the year ended December 31, 2011 compared to general and administrative expenses of $1,732,000 for the year ended December 31, 2010. General and administrative expenses consisted primarily of legal fees, audit fees, restricted stock compensation, directors’ fees, salaries, tax fees, abandoned project costs and administrative expenses reimbursable to our advisor. Salaries, audit fees and abandoned project costs increased $279,000, $75,000, and $110,000, respectively, for the year ended December 31, 2011 compared to the year ended December 31, 2010. Our administrative expenses reimbursable to advisor increased $80,000 for the year ended December 31, 2011 compared to year ended December 31, 2010.

Depreciation and amortization expense

Depreciation and amortization expense increased $2,312,000 to $4,384,000 during the year ended December 31, 2011 compared to depreciation and amortization expense of $2,072,000 for the year ended December 31, 2010. The increase was primarily due to the seven additional properties owned during 2011. We expect depreciation and amortization expense to increase in future years as a result of owning certain of our properties for a full year and as a result of anticipated future acquisitions.

Acquisition expenses

Acquisition expense increased by $2,794,000 to $4,147,000 during the year ended December 31, 2011 compared to acquisition expense of $1,353,000 for the year ended December 31, 2010. This increase was primarily due to the expenses associated with the seven additional property acquisitions since December 31, 2010, compared to only three property acquisitions during 2010.

Interest expense

Interest expense increased by $3,391,000 to $5,400,000 during the year ended December 31, 2011 compared to interest expense of $2,009,000 for the year ended December 31, 2010. This increase was primarily due to the increased debt levels associated with the acquisition of seven additional properties and three mortgage loans during 2011. Interest expense for the year ended December 31, 2011 included the amortization of deferred financing costs of $544,000. Our seven additional real estate property acquisitions were financed with $73,800,000 of indebtedness. We recorded a $101,000 charge on early extinguishment of debt during the year ended December 31, 2011, as a result of refinancing $10,000,000 of the $15,300,000 mortgage loan secured by the Constitution Trail Centre. We expect that in future periods our interest expense will likely increase, but will vary based on the amount and cost of our borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income from discontinued operations

Income from discontinued operations increased by $111,000 to $125,000 during the year ended December 31, 2011 compared to income from discontinued operations of $14,000 for the year ended December 31, 2010. During the year ended December 31, 2011, we classified three real estate pads as discontinued operations, including the Jack-In-The Box pad at the San Jacinto Esplanade, which we acquired in 2010.

Gain on sale of real estate

We recognized gains on sale of real estate of $963,000 during the year ended December 31, 2011. Included in gain on sale of real estate were gains from the sale of three leased real estate pads, including the Popeyes pad and the Carl’s Jr. pad at Craig Promenade, and the Jack-In-The Box pad at the San Jacinto Esplanade. Included in the sale of the Jack-In-The Box pad at the San Jacinto Esplanade was one unleased land parcel. We had no sales of real estate during the year ended December 31, 2010.

Bargain purchase gain

During the year ended December 31, 2011, we acquired three distressed notes secured by the Constitution Trail Centre. We completed a consent foreclosure on October 21, 2011 and obtained fee simple title to the Constitution Trail Centre and recognized bargain purchase gain of $9,617,000. We determined the fair value of the property exceeded its acquisition cost (our basis in the distressed notes) and recorded a bargain purchase gain of $9,617,000. We had no bargain purchase gain during the year ended December 31, 2010.

Net income (loss)

We had net income of $2,310,000 for the year ended December 31, 2011. Our net income is primarily attributable to the bargain purchase gain of $9,617,000 and gain on sale of real estate of $963,000. Net income (loss) in future years may vary depending on factors such as acquisition expenses, depreciation and amortization and gains or losses generated from sales. Net loss for the year ended December 31, 2010 was $4,392,000, due primarily to the fact that we only owned four real estate investments.

Liquidity and Capital Resources

We commenced real estate operations with the acquisition of our first property on November 19, 2009. Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. Our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock and through debt. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets.

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

Cash Flows from Operating Activities

As of December 31, 2011, we owned eleven real estate properties. During the year ended December 31, 2011, net cash used in operating activities increased by $1,425,000 to $2,799,000 compared to net cash used in operating activities of $1,374,000 during the year ended December 31, 2010. During the year ended December 31, 2011, net cash used in operating activities consisted primarily of the following:

•	net income of $2,310,000, adjusted for depreciation and amortization of $4,384,000;

•	$(9,617,000) from a bargain purchase gain;

•	$963,000 from gain on sale of real estate;

•	$(532,000) from increases in prepaid and other assets;

•	$(715,000) from increases in accounts receivable;

•	$111,000 from increases in other liabilities;

•	$268,000 from increases in prepaid rent;

•	$376,000 from interest paid in kind;

•	$143,000 from increases in stock based compensation;

•	$1,694,000 from increases in accounts payable and accrued expenses;

•	$(472,000) from decreases in amounts due to affiliates;

•	$81,000 from increases in allowance for doubtful accounts; and

•	$133,000 from increases to restricted cash.

Cash Flows from Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds. During the year ended December 31, 2011, net cash used in investing activities was $93,328,000 compared to $16,523,000 during the year ended December 31, 2010. The increase primarily consisted of the acquisition of Craig Promenade, Pinehurst Square East, Cochran Bypass, Topaz Marketplace, Osceola Village, Constitution Trail Centre and Summit Point for an aggregate purchase price of $101,935,000. During the year ended December 31, 2010, we acquired the Waianae Mall, the Northgate Shopping Center, and the San Jacinto Esplanade and recorded net cash used in investing activities of $16,523,000.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the year ended December 31, 2011, net cash provided by financing activities increased by $78,416,000 to $96,693,000, compared to net cash provided by financing activities of $18,277,000 during the year ended December 31, 2010. The increase primarily consisted of the following:

•	Net cash provided by debt financings as a result of proceeds from notes payable of $96,960,000 partially offset by principal payments on notes payable of $26,679,000

•

$35,423,000 of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $(4,283,000);

•	$(750,000) of restricted cash used in financing activities;

•	$(2,092,000) from decreases in deferred costs;

•	$(1,714,000) of cash distributions; and

•	$(163,000) used to pay share redemptions.

Short-term Liquidity and Capital Resources

Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Currently, our cash needs for operations are covered from cash provided by property operations and the sale of shares of our common stock. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through the distribution reinvestment plan, and through debt or other financing. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with our ongoing offering are initially paid by our advisor, which will be reimbursed for such costs up to 3.0% of the gross proceeds raised by us in the offering. As of December 31, 2011, our advisor or its affiliates have paid $3,016,000 in organization and offering costs on our behalf and we have reimbursed $1,747,000 of those offering and organization costs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, redemptions of shares and interest and principal on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, and we intend to meet cash needs for acquisitions from the net proceeds of our ongoing public offering and any follow-on public offering or private placement of equity and from debt financings. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds from our ongoing offering, cash advanced to us by our advisor, borrowings under our credit agreement and/or borrowings in anticipation of future cash flow. During the year ended December 31, 2011, we funded all cash distributions to our stockholders from the proceeds of our ongoing public offering.

2009 Line of Credit

On November 12, 2009, we, through our operating partnership, entered into a revolving credit agreement, or the 2009 credit agreement, with KeyBank, as administrative agent for itself and the other lenders named in the 2009 credit agreement, or the lenders, to establish a revolving credit facility with a maximum aggregate borrowing capacity of up to $15,000,000. The proceeds of the revolving credit facility were available for use by our operating partnership for investments in properties and real estate-related assets, improvement of properties, costs involved in the ordinary course of our operating partnership’s business and for other general working capital purposes. On December 17, 2010, the KeyBank revolving credit facility was repaid in full with proceeds received from the 2010 credit facility from Keybank discussed below.

2010 Credit Facility

On December 17, 2010, we entered into the 2010 credit agreement to establish a revolving credit facility with an initial maximum aggregate commitment of $35,000,000. The 2010 credit facility initially consisted of an A tranche, or “Tranche A,” with an initial aggregate commitment of $25 million, and a B tranche, or “Tranche B,” with an initial aggregate commitment of $10 million. On February 15, 2011, the aggregate commitment of Tranche A increased to $30 million. On May 26, 2011, the 2010 credit facility was amended to temporarily increase the maximum aggregate commitment to $38 million and to provide that the increase would be available until July 26, 2011. Tranche B terminated as of June 30, 2011. On August 3, 2011, the 2010 credit facility was amended to extend the maturity date of the increase to August 26, 2011 and provide that so long as the outstanding principal balance of Tranche A is greater than $35 million, we will apply 100% of the net proceeds of all equity issuances to repay Tranche A. On September 23, 2011 in connection with the acquisition of the Topaz Marketplace, the 2010 credit facility was amended to increase the maximum aggregate commitment of KeyBank under the 2010 credit agreement from $38 million to $45 million and provided that such increase (1) will be reduced on or prior to October 25, 2011 by an amount necessary to reduce the Tranche A commitment to $43 million, at which point any amounts outstanding under the 2010 credit facility in excess of $43 million will be due and payable in full, and (2) will otherwise remain in effect until December 22, 2011, at which time any amounts outstanding under the 2010 credit facility in excess of $35 million will become immediately due and payable in full, and subject to certain exceptions, we will apply 100% of the net proceeds of all equity issuances to repay Tranche A. On December 22, 2011, we extended the date through which the temporary increase would remain in effect to January 23, 2012. The proceeds of the 2010 credit facility may be used by us for acquisitions, acquisition fees and expenses, development and enhancement of real property, debt refinancing, capital and tenant improvements and working capital, subject to the 2010 credit agreement’s covenants regarding use of loan proceeds and the requirement that, as a condition to any borrowing, KeyBank must approve the acquisition of real property or other investment to be made with the proceeds of the borrowing.

We have the right, subject to certain conditions, to request that the amount available under the 2010 credit facility which we refer to as the “Facility Amount,” be increased in minimum increments of $5 million, by up to $115 million in the aggregate, for a maximum amount of up to $150 million, or the maximum commitment. We may reduce the facility amount at any time, subject to certain conditions, in minimum increments of $5 million, provided that in no event may the facility amount be less than $20 million, unless the commitments are reduced to zero and terminated. If we exercise our option to make any such reduction in the facility amount, we will no longer have the option to increase the facility amount up to the maximum commitment as described above.

Upon a borrowing by us under the 2010 credit facility, we will elect the applicable interest rate for such borrowing. Under the terms of the 2010 credit agreement, borrowings determined by reference to the Alternative Base Rate (as defined in the 2010 credit agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum in the case of a Tranche A borrowing and 3.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBO Rate (as defined in the 2010 credit agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum, or (2) the maximum rate of interest permitted by applicable law. The 2010 credit agreement maturity date is December 17, 2013. We have a one year extension available to us subject to certain conditions as set forth in the credit agreement.

Borrowings under the 2010 credit agreement are secured by a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in our initial public offering), escrow and security deposit accounts and all cash management services of us, our operating partnership and borrower under the 2010 credit agreement; and a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to Pinehurst Square, Northgate Plaza, Moreno Marketplace, Topaz Marketplace San Jacinto Esplanade and Craig Promenade, which secure the credit facility.

As of December 31, 2011, the 2010 credit agreement was fully drawn and had an outstanding balance of $43.0 million. The 2010 credit agreement and certain notes payable contain customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage. We obtained a waiver from KeyBank for the period ended December 31, 2010, due to the variable rate debt covenant requirement that our variable rate debt would not exceed 15% of our total debt outstanding. We acquired an interest rate cap to allow us to meet the covenant requirement. We believe we were in compliance with the financial covenants of the credit facility as of December 31, 2011.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2011:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations(1)	$112,639,000	$2,230,000	$50,828,000	$39,006,000	$20,575,000
Interest payments on outstanding debt obligations(2)	$23,753,000	$6,945,000	$11,302,000	$5,506,000	$—
Tenant improvements(3)	$242,000	$242,000	$—	$—	$—
Lease commissions	$6,000	$6,000	$—	$—	$—
Capital projects	$60,000	$60,000	$—	$—	$—

(1)	Amounts include principal payments under notes payable based on maturity dates of debt obligations outstanding as of December 31, 2011.
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2011 (consisting of the contractual interest rate). We incurred interest expense of $5,400,000 during the year ended December 31, 2011, including amortization of deferred financing costs totaling $544,000.
(3)	Represents obligations for tenant improvements under tenant leases as of December 31, 2011.

As of December 31, 2011 and December 31, 2010, organization and offering costs incurred by our advisor on our behalf were $3,016,000 and $2,265,000, respectively. These costs are payable by us to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of our initial public offering. As of December 31, 2011 and December 31, 2010, organization and offering costs exceeded 3.0% of the gross proceeds of our initial public offering, thus the amount in excess of the 3.0% limit, or $1,269,000 and $1,571,000, respectively, has been deferred. As of December 31, 2011, we had reimbursed our advisor approximately $293,000 in excess of the 3.0% limit as a result of certain expenses being reclassified as organization and offering expense. Our independent directors subsequently approved the excess reimbursement.

All offering costs, including sales commissions of $2,395,000 and dealer manager fees of $1,034,000, are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Limitation on Total Operating Expenses

We reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, except that we will not reimburse our advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of: (1) 2% of our average invested assets, as defined in our charter, and (2) 25% of our net income, as defined in our charter, or the 2/25 Limit, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended December 31, 2011, our total operating expenses represented approximately 2.3% of our average invested assets, as defined in our charter, and 90.0% of our net income, as defined in our charter. For fiscal 2011, our total operating expenses exceeded the 2/25 Limit by $268,000. Our independent directors unanimously approved this excess and the reimbursement of such excess to our advisor because (1) the amount reflects legitimate operating expenses necessary for the operation of our business, (2) we are currently in our acquisition and development stage, (3) certain of our properties are not yet stabilized, and (4) we continue to raise capital in our public offering, but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are disproportionate to our average invested assets and net income and such expenses will benefit us and our stockholders in future periods. The independent directors further resolved, however, that our advisor will be required to repay us any portion of such excess amount to the extent that, as of the termination of the advisory agreement, our aggregate operating expenses as of such date exceed the 2/25 Limit for all prior periods.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2011, we believe we are in compliance with the REIT requirements.

Distributions

To date all of our cash distributions have been paid from proceeds from our public offering of common stock. During our offering stage, we expect to raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions from our cash from operations, in which case distributions may be paid in part from debt financing or from other sources. Distributions declared and distributions paid to our common stockholders and non-controlling operating partnership common limited partnership unit holders of Common Units for years ended December 31, 2011 and 2010 was as follows:

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to holders of non-controlling Common Units (3)	Cash Distributions to Common Stockholders	Cash Distributions to holders of non-controlling Common Units	Distributions (2) Reinvested	Total Common Stockholder Distributions Paid and Reinvested
First Quarter 2011	$442,000	$0.05833	$—	$282,000	$—	$142,000	$424,000
Second Quarter 2011	548,000	$0.05833	21,000	338,000	3,000	168,000	506,000
Third Quarter 2011	698,000	$0.05833	49,000	435,000	50,000	206,000	641,000
Fourth Quarter 2011	920,000	$0.05833	49,000	554,000	50,000	283,000	837,000

	$2,608,000		$119,000	$1,609,000	$103,000	$799,000	$2,408,000

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to holders of non-controlling Common Units	Cash Distributions to Common Stockholders	Cash Distributions to holders of non-controlling Common Units	Distributions (2) Reinvested	Total Common Stockholder Distributions Paid and Reinvested
First Quarter 2010	$119,000	$0.05625	$—	$72,000	$—	$18,000	$90,000
Second Quarter 2010	200,000	$0.05625	—	117,000	—	50,000	167,000
Third Quarter 2010	325,000	$0.05833	—	199,000	—	86,000	285,000
Fourth Quarter 2010	395,000	$0.05833	—	257,000	—	122,000	379,000

	$1,039,000		$—	$645,000	$—	$276,000	$921,000

(1)	Distributions for the period from January 1, 2011 through December 31, 2011 are calculated at a monthly cash distribution rate of $0.05833 per share of common stock. Distributions for the period from January 1, 2010 through June 30, 2010 are calculated at a monthly cash distribution rate of $0.05625 per share of common stock. Distributions for the period from July 1, 2010 through December 31, 2010 are calculated at a monthly cash distribution rate of $0.05833 per share of common stock. Distributions for the period from November 9, 2009 through December 31, 2009 are calculated at a monthly cash distribution rate of $0.05625 per share of common stock.
(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
(3)	None of the Common Unit holders are participating in the Company’s distribution reinvestment program.

The tax composition of our distributions declared for the years ended December 31, 2011 and 2010 was as follows:

	2011	2010
Ordinary Income	—%	—%
Return of Capital	100%	100%

Total	100%	100%

On December 31, 2011, we declared a monthly distribution in the aggregate amount of $335,000, of which $215,000 was paid in cash on or about January 15, 2012 and $120,000 was paid through our distribution reinvestment plan in the form of additional shares issued on or about January 15, 2012. For the years ended December 31, 2011 and 2010, cash amounts distributed to stockholders were funded from proceeds from our initial public offering and represented a 100% return of capital to stockholders.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, and MFFO as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that public, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. Our board of directors will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable. However, our board of directors does not anticipate evaluating a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our company or another similar transaction) until 2015. Thus, as a limited life REIT we will not continuously purchase assets and will have a limited life.

Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or IPA, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on our advisor for managing interest rate, hedge and foreign exchange risk, we do not retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Our management uses MFFO and the adjustments used to calculate MFFO in order to evaluate our performance against other public, non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate MFFO allow us to present our performance in a manner that reflects certain characteristics that are unique to public, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no regular net asset value determinations during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of FFO or MFFO accordingly.

Our calculation of FFO and MFFO and the reconciliation to net income (loss) is presented in the following table for the the years ended December 31, 2011 and 2010:

	Year Ended December 31, 2011	Year Ended December 31, 2010
Net income (loss)	$2,310,000	$(4,392,000)
Adjustments:
Bargain purchase gain	(9,617,000)	—
Gain on sale of real estate assets	(963,000)	—
Depreciation of real estate assets	3,835,000	1,554,000
Amortization of tenant improvements and tenant allowances	450,000	202,000
Amortization of deferred leasing costs	137,000	315,000

Funds From Operations	$(3,848,000)	$(2,321,000)
Funds From Operations per share — basic	$(1.04)	$(1.56)
Funds From Operations per share — diluted	$(1.04)	$(1.56)
Adjustments (1):
Straight line rent (2)	(359,000)	(255,000)
Acquisition/disposition expenses (3)	4,274,000	1,353,000
Amortization of above market leases (4)	502,000	169,000
Amortization of below market leases (4)	(738,000)	(298,000)
Accretion of discounts on debt investments	(73,000)	(2,000)
Amortization of debt premiums	65,000	37,000
Accelerated interest due to early extinguishment of debt	109,000	—

Modified Funds From Operations	$(68,000)	$(1,317,000)
Modified Funds From Operations per share — basic	$(0.02)	$(0.89)
Modified Funds From Operations per share — diluted	$(0.02)	$(0.88)
Net income (loss) per share — basic	$0.62	$(2.96)
Net income (loss) per share — diluted	$0.62	$(2.95)
Weighted average common shares outstanding — basic	3,698,518	1,483,179
Weighted average common shares outstanding — diluted	3,702,016	1,483,179

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO. In particular, for the year ended December 31, 2011, our calculation of MFFO does not adjust for the reversal of $213,000 of asset management fees that were included in the prior year.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition and certain disposition costs related to abandoned real estate sales, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition and disposition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition and disposition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders.
(4)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Status of Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on August 7, 2009. As of March 26, 2012, we had accepted investors’ subscriptions for, and issued, 7,718,646 shares of common stock, including 154,573 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $76,290,641.

Estimated Share Value

On March 16, 2012, our board of directors determined an estimated value per share of our common stock of $10.14 as of December 31, 2011. In determining an estimated value of a share of our common stock, our board of directors relied upon information provided by our advisor, as well as its experience with, and knowledge about, our real estate portfolio.

Distributions Declared

On December 31, 2011, we declared a monthly distribution in the aggregate amount of $335,000, of which $215,000 was paid in cash on or about January 15, 2012 and $120,000 was paid through our distribution reinvestment plan in the form of additional shares issued on or about January 15, 2012. On January 31, 2011, we declared a monthly distribution in the aggregate of $364,000, of which $228,000 was paid in cash on or about February 15, 2012 and $136,000 was paid through our distribution reinvestment plan in the form of additional shares issued on or about February 15, 2012. On February 29, 2012, we declared a monthly distribution in the aggregate of $395,000, of which $244,000 was paid in cash on or about March 15, 2011 and $151,000 was paid through our distribution reinvestment plan in the form of additional shares issued on or about March 15, 2012.

2012 Property Acquisitions

Morningside Marketplace

On January 9, 2012, we acquired a fee simple interest in a multitenant retail center located in Fontana, California, commonly known as Morningside Marketplace, for an aggregate purchase price of $18,050,000, exclusive of closing costs. The acquisition was financed with (1) proceeds from our initial public offering, (2) approximately $11,953,000 in funds borrowed under our revolving credit agreement with KeyBank, (3) approximately $1,200,000 in funds borrowed from SMB Equity, LLC, a third party lender, and (4) approximately $1,355,000 million in funds borrowed from our sponsor and other affiliates. For more information on the affiliated loans, see Note 15 (Subsequent Events) to the consolidated financial statements included in this Annual Report.

Woodland West Marketplace

On February 3, 2012, we acquired a fee simple interest in a multitenant retail center located in Arlington, Texas, commonly known as Woodland West Marketplace, for an aggregate purchase price of $13,950,000, excluding closing costs. We financed the purchase price for the Woodland West Marketplace with proceeds from (1) our initial public offering, (2) a loan in the amount of $10,200,000 from JPM, and (3) a mezzanine loan in the amount of $1,300,000 from JPM.

Ensenada Square

On February 28, 2012, we acquired a fee simple interest in a multitenant retail center located in Arlington, Texas, commonly known as Ensenada Square, or the Ensenada property, for an aggregate purchase price of $5,175,000, excluding closing costs. We financed the purchase price of the Ensenada property with (1) proceeds from our public offering and (2) an advance under our credit agreement with KeyBank in an original principal amount of $3,266,000.

Shops at Turkey Creek

On March 12, 2012, we acquired a fee simple interest in a multitenant retail center located in Knoxville, Tennessee, commonly known as the Shops at Turkey Creek, or Turkey Creek in an UPREIT transaction with our operating partnership, for an aggregate purchase price of $4,300,000 excluding closing costs. We financed the purchase price for Turkey Creek through (1) the issuance of 144,324 Common Units to the sellers of Turkey and (2) an advance under our revolving credit agreement with KeyBank in an original principal amount of $2,520,000.

Aurora Commons

On March 20, 2012, we acquired a fee simple interest in a multitenant retail center located in Aurora, Ohio, commonly known as the Aurora Commons, for an aggregate purchase price of $7,000,000, excluding closing costs. We financed the purchase price of Aurora Commons with (1) proceeds from our public offering and (2) approximately $4,550,000 in funds borrowed under our revolving credit agreement with KeyBank.

Departure of Director and Officer; Appointment of Director and Certain Officers.

On January 30, 2012, Jack R. Maurer notified us of his intention to resign from his positions as a member of our board of directors and as our President, effective February 3, 2012. Mr. Maurer’s resignation was not the result of any disagreements with us on any matters relating our operations, policies or practices. On February 3, 2012, our board appointed Anthony W. Thompson, our Chairman and Chief Executive Officer, as President to fill the vacancy created by the resignation of Mr. Maurer. Additionally, on February 3, 2012, our board elected James R. Wolford, our Chief Financial Officer, Treasurer and Secretary, to serve as a director to fill the vacancy created by the resignation of Mr. Maurer. Mr. Wolford will serve until our next annual meeting of stockholders and until his successor is elected and duly qualified.

Four Property Refinance

On January 6, 2012, we obtained a loan from KeyBank in the original principal amount of $33,200,000, or the KeyBank Loan, to refinance the existing mortgage loans secured by Pinehurst Square, Northgate Plaza, Moreno Marketplace, and Topaz Marketplace. This loan is due and payable in full on February 1, 2017 and bears an annual interest rate of 5.93%. This loan is not prepayable, in whole or in part, prior to March 2, 2014, and thereafter only if certain conditions are met.

Amendment to Advisory Agreement

On January 12, 2012, our board of directors approved Amendment No. 3 to the Advisory Agreement to provide for the payment of a financing coordination fee to our advisor in an amount equal to 1.0% of any amount financed or refinanced by us.

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

The table below summarizes the book values and the weighted-average interest rates of our notes payable and credit facility for each category as of December 31, 2011 based on the maturity dates and the notional amounts and average pay rates as of December 31, 2011 based on maturity dates (dollars in thousands):

	Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value (4)
Notes payable
Fixed rate	$2,230,000	$1,098,000	$6,762,000	$20,879,000	$18,127,000	$20,575,000	$69,671,000	$69,427,000
Weighted-average interest rate (1)	6.68%	6.73%	6.64%	5.99%	6.05%	5.82%	6.41%
Deferred interest (2)	$—	$—	$822,000	$—	$—	$—	$822,000
Weighted-average interest rate (1)	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%	5.00%
Revolving Line of Credit (3)
Variable rate	$—	$42,968,000	$—	$—	$—	$—	$42,968,000	$42,968,000
Weighted-average interest rate (1)	5.50%	5.50%	—	—	—	—	5.50%

Total	$2,230,000	$44,066,000	$7,584,000	$20,879,000	$18,127,000	$20,575,000	$113,461,000	$112,395,000

(1)	The weighted-average annual effective interest rate represents the effective interest rate at December 31, 2011, using the interest method, that we use to recognize interest expense on our outstanding debt.
(2)	Represents deferred interest on the Constitution Trail mortgage loan due at maturity.
(3)	Tranch A of our revolving line of credit with KeyBank has an initial maturity date of December 17, 2013 with an available one-year extension upon satisfying certain requirements.
(4)	Represents fair value, net of unamortized discount of $244,000.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2011, the fair value of our fixed rate debt was $69,671,000 and the carrying value of our fixed rate debt was $69,427,000. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2011. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on our variable rate debt would change our cash flows, but not significantly affect the fair value of our debt. At December 31, 2011, we were exposed to market risks related to fluctuations in interest rates on $42,968,000 of variable rate debt outstanding. Based on interest rates as of December 31, 2011, if interest rates were 100 basis points higher during the 12 months ending December 31, 2012, interest expense on our variable rate debt would increase by $430,000 and if interest rates were 100 basis points lower during the 12 months ending December 31, 2012, interest expense on our variable rate debt would decrease by $430,000.

The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2011 were 5.99% and 5.50%, respectively. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2011 (consisting of the contractual interest rate).

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act.

In connection with the preparation of this Annual Report, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making that assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of December 31, 2011, our internal control over financial reporting was effective based on those criteria.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report on internal control over financial reporting in this Annual Report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2012 annual meeting of stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules —

Schedule III—Real Estate Assets and Accumulated Depreciation is set forth beginning on page S-1 hereof.

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

(b) See (a) 3 above.

(c) See (a) 2 above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TNP Strategic Retail Trust, Inc.:

We have audited the accompanying consolidated balance sheet of TNP Strategic Retail Trust, Inc. and subsidiaries (the Company) as of December 31, 2011, and the related consolidated statements of operations, equity, and cash flows for the year then ended. Our audit also included the financial statement schedule III listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Strategic Retail Trust, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ MCGLADREY & PULLEN, LLP

Irvine, California

March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TNP Strategic Retail Trust, Inc.:

We have audited the accompanying consolidated balance sheet of TNP Strategic Retail Trust, Inc. and subsidiaries (the Company) as of December 31, 2010, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2010. In connection with our audit of the consolidated financial statements, we have also audited the 2010 information in the financial statement schedule III. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Strategic Retail Trust, Inc. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Additionally, in our opinion, the 2010 information in the related financial statement schedule III, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG, LLP

Irvine, California

March 31, 2011, except for Notes 10 and 12,

        as to which the date is March 30, 2012

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Investments in real estate
Land	$48,241,000	$20,444,000
Building and improvements	91,120,000	24,675,000
Tenant improvements	5,753,000	1,723,000

	145,114,000	46,842,000
Accumulated depreciation	(3,446,000)	(1,045,000)

Investments in real estate, net	141,668,000	45,797,000

Cash and cash equivalents	2,052,000	1,486,000
Restricted cash	1,196,000	—
Prepaid expenses and other assets	3,132,000	674,000
Accounts receivable	1,197,000	563,000
Acquired lease intangibles, net	17,405,000	8,125,000
Deferred costs
Organization and offering	1,269,000	1,571,000
Financing fees, net	2,651,000	673,000

Total deferred costs, net	3,920,000	2,244,000

TOTAL	$170,570,000	$58,889,000

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$2,674,000	$760,000
Amounts due to affiliates	1,340,000	1,834,000
Other liabilities	2,296,000	383,000
Notes payable	112,395,000	39,164,000
Acquired below market lease intangibles, net	3,621,000	2,592,000

Total liabilities	122,326,000	44,733,000
COMMITMENTS AND CONTINGENCIES
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized; 6,007,007 issued and outstanding at December 31, 2011, 2,382,317 issued and outstanding at December 31, 2010	60,000	24,000
Additional paid-in capital	53,375,000	20,792,000
Accumulated deficit	(7,331,000)	(6,657,000)

Total stockholders’ equity	46,104,000	14,159,000
Non-controlling interest	2,140,000	(3,000)

Total equity	48,244,000	14,156,000

TOTAL	$170,570,000	$58,889,000

See accompanying notes to consolidated financial statements

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010
Revenue:
Rental	$10,776,000	$4,793,000

Expense:
Operating and maintenance	3,671,000	2,037,000
General and administrative	2,167,000	1,732,000
Depreciation and amortization	4,384,000	2,072,000
Acquisition expenses	4,147,000	1,353,000
Interest expense	5,400,000	2,009,000

	19,769,000	9,203,000

Loss before other income (expense)	(8,993,000)	(4,410,000)
Other income and expense:
Bargain purchase gain	9,617,000	—
Interest income	598,000	4,000

Income (loss) before discontinued operations	1,222,000	(4,406,000)

Discontinued Operations:
Income from discontinued operations	125,000	14,000
Gain on sale of real estate	963,000	—

Income from discontinued operations	1,088,000	14,000

Net income (loss)	$2,310,000	$(4,392,000)
Net income (loss) attributable to non-controlling interests	188,000	(5,000)

Net income (loss) attributable to common stockholders	$2,122,000	$(4,387,000)

Net earnings (loss) per share — basic
Continuing operations	$0.28	$(2.97)
Discontinued operations	0.29	0.01

Net earnings (loss)	$0.57	$(2.96)

Weighted average number of common shares outstanding — basic	3,698,518	1,483,179
Net earnings (loss) per share — diluted
Continuing operations	$0.28	$(2.97)
Discontinued operations	0.29	0.01

Net earnings (loss)	$0.57	$(2.96)

Weighted average number of common shares outstanding — diluted	3,702,016	1,483,179

See accompanying notes to consolidated financial statements

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Number of Shares	Par Value	Additional Paid- In Capital	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2009	524,752	$5,000	$4,512,000	$(1,231,000)	$3,286,000	$2,000	$3,288,000
Issuance of common stock	1,851,200	19,000	18,309,000	—	18,328,000	—	18,328,000
Share redemptions	(30,200)	—	(302,000)	—	(302,000)	—	(302,000)
Offering costs	—	—	(2,081,000)	—	(2,081,000)	—	(2,081,000)
Issuance of vested and non-vested restricted common stock	7,500	—	68,000	—	68,000	—	68,000
Deferred stock compensation	—	—	10,000	—	10,000	—	10,000
Issuance of common stock under DRIP	29,065	—	276,000	—	276,000	—	276,000
Distributions	—	—	—	(1,039,000)	(1,039,000)	—	(1,039,000)
Net loss	—	—	—	(4,387,000)	(4,387,000)	(5,000)	(4,392,000)

BALANCE — December 31, 2010	2,382,317	$24,000	$20,792,000	$(6,657,000)	$14,159,000	$(3,000)	$14,156,000
Issuance of common stock	3,541,924	35,000	35,387,000	—	35,422,000	—	35,422,000
Issuance of common units	—	—	701,000	(188,000)	513,000	2,074,000	2,587,000
Share redemptions	(16,279)	—	(163,000)	—	(163,000)	—	(163,000)
Offering costs	—	—	(4,283,000)	—	(4,283,000)	—	(4,283,000)
Issuance of vested and non-vested restricted stock	15,000	—	143,000	—	143,000	—	143,000
Issuance of common stock under DRIP	84,045	1,000	798,000	—	799,000	—	799,000
Distributions	—	—	—	(2,608,000)	(2,608,000)	(119,000)	(2,727,000)
Net income	—	—	—	2,122,000	2,122,000	188,000	2,310,000

BALANCE — December 31, 2011	6,007,007	$60,000	$53,375,000	$(7,331,000)	$46,104,000	$2,140,000	$48,244,000

See accompanying notes to consolidated financial statements

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010
Cash flows from operating activities:
Net income (loss)	$2,310,000	$(4,392,000)
Adjustment to reconcile net income (loss) to net cash used in operating activities:
Bargain purchase gain	(9,617,000)	—
Gain on sale of real estate	(963,000)	—
Interest paid-in-kind	376,000	—
Amortization of deferred financing costs and note payable premium/discount	425,000	364,000
Depreciation and amortization	4,408,000	2,075,000
Allowance for doubtful accounts	81,000	147,000
Stock based compensation	143,000	78,000
Amortization of above and below market leases	(449,000)	(129,000)
Changes in assets and liabilities, net of acquisitions:
Lease intangible asset	—	(50,000)
Accounts receivable	(715,000)	(607,000)
Amounts due to affiliates	(472,000)	221,000
Prepaid expenses and other assets	(532,000)	102,000
Accounts payable and accrued expenses	1,694,000	327,000
Other liabilities	111,000	286,000
Prepaid rent	268,000	204,000
Restricted cash from operational expenditures	133,000	—

Net cash used in operating activities	(2,799,000)	(1,374,000)

Cash flows from investing activities:
Investments in real estate	(73,260,000)	(16,523,000)
Investment in mortgage notes receivable	(18,000,000)	—
Improvements, capital expenditures and leasing costs	(581,000)	—
Payment of property escrow deposits	(1,550,000)	—
Net change in restricted cash for capital expenditures	63,000	—

Net cash used in investing activities	(93,328,000)	(16,523,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	35,423,000	18,328,000
Redemption of stock	(163,000)	(302,000)
Distributions	(1,714,000)	(645,000)
Payment of offering costs	(4,283,000)	(2,125,000)
Proceeds from notes payable	96,960,000	22,293,000
Repayment of notes payable	(26,679,000)	(18,524,000)
Loan deferred financing costs	(2,101,000)	(748,000)
Restricted cash used in financing activities	(750,000)	—

Net cash provided by financing activities	96,693,000	18,277,000

Net increase in cash and cash equivalents	566,000	380,000
Cash and cash equivalents — Beginning of the year	1,486,000	1,106,000

Cash and cash equivalents — End of the year	$2,052,000	$1,486,000

	Year Ended December 31, 2011	Year Ended December 31, 2010
Supplemental disclosure of non-cash financing and investing activities:
Common units issued in acquisition of real estate	$2,587,000	$—
Deferred offering costs accrued	$—	$146,000
Issuance of common stock under the DRIP	$799,000	$276,000
Accrued sales commissions and dealer manager fees	$68,000	$—
Accrued tenant improvements	$26,000	$11,000
1031 Exchange proceeds	$4,014,000	$—
Notes payable and liabilities assumed upon investments in real estate	$4,074,000	$25,140,000
Distributions declared but not paid	$215,000	$136,000
Cash paid for interest	$5,106,000	$1,920,000

See accompanying notes to consolidated financial statements

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1. ORGANIZATION AND BUSINESS

TNP Strategic Retail Trust, Inc. (the “Company”) was formed on September 18, 2008 as a Maryland corporation. The Company believes it qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and has elected REIT status beginning with the taxable year ended December 31, 2009, the year in which the Company began material operations. The Company was initially capitalized by the sale of shares of common stock to Thompson National Properties, LLC (the “Sponsor”) on October 16, 2008. See Note 9. The Company’s fiscal year end is December 31.

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

On November 12, 2009, the Company raised the minimum offering amount of $2,000,000 and pursuant to the terms of the Offering, proceeds were released to the Company from an escrow account. From commencement of the Offering through December 31, 2011, the Company had accepted investors’ subscriptions for, and issued, 6,007,007 shares of the Company’s common stock, including 112,328 shares issued pursuant to the DRIP, resulting in gross offering proceeds of approximately $59,248,000.

On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property located in Bismarck, North Dakota, TNP Strategic Retail Operating Partnership, LP, the Company’s operating partnership (the “OP”), issued 287,472 units of common limited partnership interests (the “Common Units”) to certain of the sellers of the Pinehurst Square East who elected to receive Common Units for an aggregate value of approximately $2,587,249, or $9.00 per Common Unit.

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

As of December 31, 2011, the Company’s portfolio included eleven properties comprising approximately 1,131,000 rentable square feet of retail space located in nine states. As of December 31, 2011, the rentable space at the Company’s retail properties was 81.4% leased.

The Company’s advisor is TNP Strategic Retail Advisor, LLC, a Delaware limited liability company (“Advisor”). Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business is conducted through the OP. The initial limited partners of the OP were Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“Holdings”). Advisor has invested $1,000 in the OP in exchange for Common Units and Holdings has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it transfers substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of December 31, 2011 and 2010, the Company owned 95.43% and 99.96%, respectively, of the limited partnership interest in the OP. As of December 31, 2011 and 2010, Advisor owned 0.02% and 0.04%, respectively, of the limited partnership interest in the OP. Holdings owned 100% of the outstanding Special Units as of December 31, 2011 and 2010.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company, the OP, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The Company evaluates the need to consolidate joint ventures and consolidates joint ventures that it determines to be variable interest entities for which it is the primary beneficiary. The Company also consolidates joint ventures that are not determined to be variable interest entities, but for which it exercises control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-K and Regulation S-X. Operating results for the year ended December 31, 2011 are not necessarily indicative of future results.

Non-Controlling Interests

The Company accounts for non-controlling interests in accordance with FASB ASC 810, Consolidation (“ASC 810”). In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent’s stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income in calculating net income (loss) available to common stockholders on the statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made, and the resulting adjustment is recorded in the consolidated statement of operations.

The Company evaluates the need to consolidate joint ventures based on standards set forth in ASC 810. In determining whether the Company has a controlling interest in a joint venture and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2011, the Company did not have any joint ventures.

Use of Estimates

The preparation of the Company’s financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and the Company’s disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

amounts could be reported in the Company’s financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s results of operations to those of companies in similar businesses. The Company considers significant estimates to include the carrying amounts and recoverability of investments in real estate, impairments, real estate acquisition purchase price allocations, allowance for doubtful accounts, the estimated useful lives to determine depreciation and amortization, and fair value determinations, among others.

Cash and Cash Equivalents

Cash and cash equivalents represents current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. As of December 31, 2011 and 2010, the Company had $1,101,000 and $526,000 of cash balances in excess of federally insured limits. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash.

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

The Company analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. As of December 31, 2011 and 2010, the Company has an allowance for doubtful account of $228,000 and $147,000, respectively.

Investments in Real Estate

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date amortized over the remaining lease terms. Tenant improvements are classified as an asset under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which the Company operates; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases are recorded in acquired lease intangibles, and amortized over the remaining lease term. Above or below market leases are classified in acquired lease intangibles, or in acquired below market lease intangibles, depending on whether the contractual terms are above or below market. Above market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

Acquisition costs are expensed as incurred and costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the year ended December 31, 2011, the Company acquired seven properties, Craig Promenade (“Craig Promenade”), Pinehurst Square East (“Pinehurst Square”), Cochran Bypass (“Cochran Bypass”), Topaz Marketplace (“Topaz Marketplace”), Osceola Village (“Osceola Village”), Constitution Trail Shopping Center (“Constitution Trail”), and Summit Point Shopping Center (“Summit Point”), and recorded the acquisitions as business combinations (including Constitution Trail, which was acquired after the Company purchased and foreclosed on three distressed mortgage loans secured by the property) and expensed $4,147,000 of acquisition costs. During the year ended December 31, 2010, the Company acquired three properties, the Waianae Mall (“Waianae Mall”), Northgate Plaza (“Northgate Plaza”), and San Jacinto Esplanade (“San Jacinto”), and expensed $1,353,000 of acquisition costs.

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

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has one reportable segment, income-producing retail properties, which consists of activities related to investing in real estate. The retail properties are geographically diversified throughout the United States, and the Company’s chief operating decision maker evaluates operating performance on an overall portfolio level.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

Real Estate Loans Receivable

The Company’s real estate loans receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each balance sheet date. The amortized cost of a real estate loan receivable is the outstanding unpaid principal balance. As of December 31, 2011 and 2010, there were no loans receivable outstanding.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

Depreciation and amortization are computed using the straight-line method for financial reporting purposes. Tenant improvement costs recorded as capital assets are depreciated over the shorter of (1) the tenant’s remaining lease term or (2) the life of the improvement.

Impairment of Investments in Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. Additionally, a property classified as held for sale is carried at the lower of carrying cost or estimated fair value, less estimated cost to sell. The Company did not record any impairment loss on its investments in real estate and related intangible assets during the years ended December 31, 2011 and 2010.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2011 and 2010, the Company’s deferred financing costs were $2,651,000 and $673,000, respectively, net of amortization.

Notes Payable

Mortgage and other loans assumed upon acquisition of real estate properties are stated at estimated fair value upon their respective dates of assumption, net of unamortized discounts or premiums.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

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

The Company’s tax returns remain subject to examination and consequently, the taxability of the distributions is subject to change.

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

Reclassification

As further discussed in Note 12, certain amounts from the prior year have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of ASU No. 2011-04 will have a material impact to its consolidated financial statements.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

3. ACQUISITIONS OF REAL ESTATE

During the year ended December 31, 2011, the Company acquired the following properties:

							Intangibles
Property	Location	Acquisition Date	Acquisition Costs (1)	Land	Building and Improvements	Tenant Improvements	Acquired In Place Lease Intangibles	Above- Market Lease Assets	Below- Market Lease Liabilities	Purchase Price
Craig Promenade	Las Vegas, NV	3/30/2011	$412,000	$3,650,000	$7,696,000	$232,000	$1,004,000	$487,000	$269,000	$12,800,000
Pinehurst Square	Bismarck, ND	5/26/2011	439,000	3,270,000	10,116,000	334,000	1,138,000	271,000	128,000	15,000,000
Cochran Bypass	Chester, SC	7/19/2011	38,000	776,000	1,412,000	67,000	351,000	—	22,000	2,585,000
Topaz Marketplace	Hesperia, CA	9/23/2011	648,000	2,120,000	10,497,000	227,000	1,476,000	99,000	919,000	13,500,000
Osceola Village	Kissimmee, FL	10/11/2011	891,000	6,497,000	12,394,000	1,007,000	1,575,000	668,000	339,000	21,800,000
Constitution Trail (2)	Normal, IL	10/21/2011	840,000	9,301,000	12,890,000	916,000	2,517,000	1,266,000	90,000	18,000,000
Summit Point	Fayetteville, GA	12/21/2011	700,000	3,139,000	12,354,000	1,151,000	1,456,000	149,000	—	18,250,000

Total			$3,968,000	$28,753,000	$67,359,000	$3,934,000	$9,517,000	$2,940,000	$1,767,000	$101,935,000

Remaining weighted-average useful lives in years					48.7	10.3	8.7	6.8	7.4

(1)	Acquisition costs exclude acquisitions costs incurred in 2011 for 2012 acquisitions.
(2)	The Company acquired Constitution Trail after it purchased and foreclosed on three distressed mortgage notes secured by the property, for an aggregate purchase price of approximately $18,000,000. The Company financed the payment of the purchase price for the mortgage notes with (1) proceeds from the Offering and (2) a $15,300,000 loan secured by the mortgage notes. As a result of obtaining a fee simple interest in Constitution Trail, the identifiable assets and liabilities assumed were measured at fair value, resulting in a purchase gain of $9,617,000 million, which was recognized in the line item “bargain purchase gain” in the consolidated statement of operations for the year ended December 31, 2011. In determining fair value, the Company obtained an appraisal and utilized assumptions including estimated cash flows, discount rates, and capitalization rates.

The property data as of the respective acquisition dates, revenues and earnings recognized subsequent to acquisition for each of the 2011 acquisitions is as follows:

	(unaudited)
Property	Location	Property Leasable Square Feet(1)	Leased Square Feet as of December 31, 2011	Occupancy	2011 Total Revenue	2011 Contribution to Net Income
Craig Promenade	Las Vegas, NV	86,395	68,298	79.1%	$971,000	$734,000
Pinehurst Square	Bismarck, ND	114,292	102,817	90.0%	1,024,000	798,000
Cochran Bypass	Chester, SC	45,817	45,817	100.0%	167,000	118,000
Topaz Marketplace	Hesperia, CA	50,359	50,359	100.0%	411,000	406,000
Osceola Village	Kissimmee, FL	116,645	90,745	77.8%	358,000	224,000
Constitution Trail	Normal, IL	203,015	135,890	66.9%	987,000	419,000
Summit Point	Fayetteville, GA	108,307	96,830	89.4%	39,000	32,000

Total		724,830	590,756	81.4%	$3,957,000	$2,731,000

(1)	Square feet includes improvements made on ground leases at the property

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

The sources of funds used for the 2011 acquisitions are as follows:

Sources for Acquisitions
	Craig Promenade	Pinehurst Square East	Constitution Trail	Cochran Bypass	Topaz Marketplace	Osceola Village	Summit Point	Total
Proceeds from Offering	$4,050,000	$2,663,000	$2,700,000	$11,000	$4,416,000	$1,012,000	$3,108,000	$17,960,000
Borrowing:
Revolving Credit Agreement	8,750,000	9,750,000	—	—	8,000,000	—	—	26,500,000
New Secured Loans/Mortgage	—	—	15,300,000	—	—	19,000,000	12,500,000	46,800,000
Assumption of Debt (1)	—	—	—	1,995,000	—	—	—	1,995,000
1031 Exchange Proceeds (2)	—	—	—	—	1,084,000	1,788,000	1,142,000	4,014,000
Issuance of Common Units (3)	—	2,587,000	—	—	—	—	—	2,587,000
Other Liabilities (4)	—	—	—	579,000	—	—	1,500,000	2,079,000

Total purchase price	$12,800,000	$15,000,000	$18,000,000	$2,585,000	$13,500,000	$21,800,000	$18,250,000	$101,935,000

(1)	Two loans were assumed by the Company in the acquisition of Cochran Bypass, $1,220,000 from First South Bank and $775,000 from TNP 2008 Participating Notes Program, an affiliate of the Sponsor.
(2)	1031 exchange proceeds were earned from the sale of the Popeye’s pad at Craig Promenade (used to acquire Topaz Marketplace), Carl’s Jr. pad at Craig Promenade (used to acquire Osceola Village), and Jack in the Box pad at San Jacinto Esplanade (used to acquire Summit Point).
(3)	287,472 common units of the partnership with a fair value of $2,587,248 were issued to tenant-in-common owners of the Pinehurst Square East as consideration for the property.
(4)	Seller notes were issued for Cochran Bypass and Summit Point.

The financial information set forth-below summarizes the Company’s purchase price allocations for the properties acquired during the year ended December 31, 2011:

Assets acquired:
Investments in real estate	$100,046,000
Acquired lease intangibles	12,457,000
Cash and restricted cash	15,000
Accounts receivable	102,000
Other assets	1,072,000

113,692,000

Liabilities assumed:
Below-market leases	1,767,000
Accrued expenses and security deposits	373,000

2,140,000

Estimated fair value of net assets acquired	$111,552,000

Fair value of consideration transferred:
Cash	$73,260,000
Issuance of Partnership Common Units	2,587,000
1031 Exchange Proceeds	4,014,000
Mortgages and liabilities assumed	4,074,000
Mortgage Notes exchanged in foreclosure proceedings	18,000,000

$101,935,000

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

2010 Property Acquisitions

During the year ended December 31, 2010, the Company acquired three multi-tenant retail and commercial properties: the Waianae Mall, located in Oahu, HI, on June 4, 2010; Northgate Plaza, located in Tucson, AZ, on July 6, 2010; and San Jacinto Esplanade, located in San Jacinto, CA, on August 11, 2010 (collectively, the “2010 Acquisitions”). The Company purchased the 2010 Acquisitions for an aggregate purchase price of $40,826,000, plus closing costs. The Company financed the 2010 Acquisitions with net proceeds from the Offering and through the assumption of $25,140,000 in notes payable and the drawdown of $8,500,000 from the Company’s revolving credit agreement (the “Credit Agreement”), with KeyBank National Association (“KeyBank”), as discussed in Note 7. The Company expensed $1,353,000 of acquisition costs related to the 2010 Acquisitions.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

4. PRO FORMA FINANCIAL INFORMATION

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2011 and 2010. The Company acquired seven properties during the year ended December 31, 2011 and three properties during the year ended December 31, 2010, all of which were accounted for as business combinations.

For the year ended December 31, 2010, the below unaudited pro forma information has been prepared to give effect to the 2011 acquisitions of Craig Promenade, Pinehurst Square, Cochran Bypass, Topaz Marketplace, Osceola Village, Constitution Trail, and Summit Point, as if the acquisitions occurred on January 1, 2010.

For the year ended December 31, 2011, the below unaudited pro forma information has been prepared to give effect to the 2011 acquisitions of Craig Promenade, Pinehurst Square, Cochran Bypass, Topaz Marketplace, Osceola Village, Constitution Trail, and Summit Point, as if the acquisitions occurred on January 1, 2011.

This pro forma information does not purport to represent what the actual results of operations of the Company would have been had these acquisitions occurred on these dates, nor does it purport to predict the results of operations for future periods.

	For the Year Ended December 31, (Unaudited)
	2011 (1)	2010 (2)
Revenues	$18,107,000	$15,425,000

Net loss	$(5,100,000)	$(17,039,000)

Net loss per common share, basic and diluted	$(1.38)	$(11.49)

Weighted-average number of common shares outstanding, basic and diluted	3,702,016	1,483,179

(1)	The December 31, 2011 pro forma financials include actual results for Moreno Marketplace, Waianae Mall, Northgate Plaza, and San Jacinto Esplanade and pro forma results for Craig Promenade, Pinehurst Square, Cochran Bypass, Topaz Marketplace, Osceola Village, Constitution Trail, and Summit Point.
(2)	The December 31, 2010 pro forma financials include actual results for Moreno Marketplace, Waianae Mall, Northgate Plaza, and San Jacinto Esplanade and pro forma results for Craig Promenade, Pinehurst Square, Cochran Bypass, Topaz Marketplace, Osceola Village, Constitution Trail, and Summit Point.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

5. INVESTMENTS IN REAL ESTATE

As of December 31, 2011, the Company’s real estate portfolio was comprised of eleven retail properties encompassing approximately 1,131,000 rentable square feet and was approximately 81.4% leased. The following table provides summary information regarding the properties owned by the Company as of December 31, 2011:

Property	Location	Property Leasable Square Feet(1)	% of portfolio Leasable Square Feet(1)	Date Acquired	Purchase Price	Annualized Base Rent (2)	% of Annualized Base Rent	Occupancy (3)	Average Annual Rent Per Leasable Square Feet (4)
Moreno Marketplace	Moreno Valley, CA	78,743	7.0%	11/19/2009	$12,500,000	$1,144,000	8.4%	76.3%	$14.53
Waianae Mall	Waianae, HI	170,275	15.1%	6/4/2010	25,688,000	2,704,000	19.8%	78.8%	$15.88
Northgate Plaza	Tucson, AZ	103,492	9.2%	7/6/2010	8,050,000	908,000	6.7%	92.0%	$8.78
San Jacinto	San Jacinto, CA	53,777	4.8%	8/11/2010	7,088,000	484,000	3.5%	74.4%	$9.00
Craig Promenade	Las Vegas, NV	86,395	7.7%	3/30/2011	12,800,000	963,000	7.1%	79.1%	$11.14
Pinehurst Square	Bismarck, ND	114,292	10.1%	5/26/2011	15,000,000	1,401,000	10.3%	90.0%	$12.26
Cochran Bypass	Chester, SC	45,817	4.1%	7/19/2011	2,585,000	234,000	1.7%	100.0%	$5.11
Topaz Marketplace	Hesperia, CA	50,359	4.5%	9/23/2011	13,500,000	1,125,000	8.2%	100.0%	$22.34
Osceola Village	Kissimmee, FL	116,645	10.3%	10/11/2011	21,800,000	1,356,000	9.9%	77.8%	$11.63
Constitution Trail	Normal, IL	203,015	17.7%	10/21/2011	18,000,000	1,962,000	14.4%	66.9%	$9.67
Summit Point	Fayetteville, GA	108,307	9.5%	12/21/2011	18,250,000	1,362,000	10.0%	89.4%	$12.58

Total		1,131,117	100%		$155,261,000	$13,644,000	100%	81.4%	$12.06	(5)

(1)	Square feet includes improvements made on ground leases at the property (unaudited).
(2)	Annualized base rent represents annualized contractual base rental income as of December 31, 2011.
(3)	Occupancy includes all leased space of the respective property (unaudited).
(4)	Average annual rent per leased square foot based on leases in effect as of December 31, 2011.
(5)	Weighted average.

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2011, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 18 years with a weighted-average remaining term (excluding options to extend) of 8.4 years. Some of the leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated audited balance sheet and totaled $371,000 and $166,000 as of December 31, 2011 and 2010, respectively.

As of December 31, 2011, the future minimum annual rental income from the Company’s properties under non-cancelable operating leases was as follows:

January 1, 2012 through December 31, 2012	$12,998,000
2013	12,244,000
2014	11,478,000
2015	10,153,000
2016	8,966,000
Thereafter	57,920,000

$113,759,000

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

As of December 31, 2011, the Company had a concentration of credit risk related to the following tenants’ leases that represented more than 10% of a retail property’s annualized base rent:

Tenant	Property	Annualized Base Rent (1)	Percent of Property Annualized Base Rent	Annualized Base Rent Per Square Foot	Lease Expiration (2)
Stater Brothers	Moreno Marketplace	$730,000	63.8%	$16.59	November 2028
Wells Fargo	Moreno Marketplace	$120,000	10.5%	$24.00	November 2023
Longs Drugs	Waianae Mall	$630,000	23.3%	$26.12	January 2021
Wal-Mart	Northgate Plaza	$245,000	27.0%	$5.74	May 2025
Dollar Tree Stores	Northgate Plaza	$106,000	11.7%	$8.63	January 2015
Huey Tran DDS	San Jacinto Esplanade	$84,000	17.4%	$38.04	April 2018
Fresh N Easy	San Jacinto Esplanade	$175,000	36.2%	$12.43	October 2027
Mr. You Chinese Food	San Jacinto Esplanade	$50,000	10.3%	$24.00	May 2017
Big Lots Store, Inc	Craig Promenade	$348,000	36.1%	$11.50	January 2016
Craig Partners Pad A Inc	Craig Promenade	$104,000	10.8%	$45.97	February 2032
Party Pro	Craig Promenade	$126,000	13.1%	$10.51	February 2013
Old Navy	Pinehurst Square	$207,000	14.8%	$12.00	November 2016
TJX Companies	Pinehurst Square	$247,000	17.6%	$9.50	March 2017
Bi-Lo, Inc	Cochran Bypass	$234,000	100.0%	$5.11	September 2019
Fresh N Easy	Topaz Marketplace	$235,000	20.9%	$16.77	August 2028
Wood Grill	Topaz Marketplace	$219,000	19.5%	$21.19	October 2023
Davita	Topaz Marketplace	$197,000	17.5%	$25.46	August 2018
Schnucks Markets Inc	Constitution Trail	$657,000	33.5%	$11.40	March 2026
Starplex Operating LP	Constitution Trail	$749,000	38.2%	$17.00	February 2029
Publix Super Markets Inc	Osceola Village	$559,000	41.2%	$12.25	October 2028
Gregg Appliances Inc	Osceola Village	$480,000	35.4%	$16.00	October 2018
Publix	Summit Point	$489,000	35.9%	$9.00	September 2024

		$6,991,000

(1)	Annualized base rent represents annualized contractual base rental income as of December 31, 2011.
(2)	Represents the expiration dates of leases as of December 31, 2011 and does not take into account any tenant renewal options.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

6. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of December 31, 2011 and December 31, 2010, the Company’s acquired lease intangibles and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows:

	Acquired Lease Intangibles		Below-Market Lease Liabilities
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Cost	$20,864,000	$9,370,000	$(4,657,000)	$(2,890,000)
Accumulated Amortization	(3,459,000)	(1,245,000)	1,036,000	298,000

Net Amount	$17,405,000	$8,125,000	$(3,621,000)	$(2,592,000)

Increases (decreases) in net income as a result of amortization of the Company’s acquired lease intangibles and below-market lease liabilities for the year ended December 31, 2011 and 2010 are as follows:

	Acquired Lease Intangibles		Below- Market Lease Liabilities
	For the Year Ended		For the Year Ended
	December 31,		December 31,
	2011	2010	2011	2010
Amortization	$(2,556,000)	$(1,224,000)	$738,000	$298,000

The scheduled amortization of acquired lease intangibles and below-market lease liabilities as of December 31, 2011 is as follows:

Year ending December 31:	Acquired Lease Intangibles	Below-Market Lease Liabilities
2012	$2,938,000	$(670,000)
2013	2,481,000	(616,000)
2014	2,066,000	(604,000)
2015	1,506,000	(327,000)
2016	1,270,000	(189,000)
Thereafter	7,144,000	(1,215,000)

	$17,405,000	$(3,621,000)

7. NOTES PAYABLE

As of December 31, 2011 and 2010, the Company’s notes payable consisted of the following:

	Principal as of December 31, 2011		Principal as of December 31, 2010		Interest Rate at December 31, 2011 (1)	Maturity Date (2)
Waianae Mortgage Loan	$20,150,000	(10)	$20,531,000	(11)	5.39%	October 5, 2015
Subordinated Note (3)	1,250,000		1,250,000		8.00%	November 18, 2015
Northgate Mortgage Loan	—		4,325,000		—	May 23, 2011
KeyBank Line of Credit- Tranche A (4)	42,968,000		11,966,000		5.50%	December 17, 2013	(12)
KeyBank Line of Credit- Tranche B (5)	—		1,327,000		—	June 30, 2011
Cochran Bypass Mortgage Loan	1,195,000		—		9.00%	January 5, 2012
Osceola Village Mortgage Loan (6)	15,559,000		—		5.65%	November 1, 2016
Osceola Village Mortgage Loan (7)	3,417,000		—		10.00%	November 1, 2016
Constitution Trail Mortgage Loan (8)	10,000,000		—		5.75%	January 1, 2017
Constitution Trail Mortgage Loan (9)	5,600,000		—		15.00%	October 31, 2014
Summit Point Mortgage Loan	12,500,000		—		5.88%	January 1, 2017

Subtotal	112,639,000		39,399,000
Less unamortized discount	(244,000)		(235,000)

Total	$112,395,000		$39,164,000

(1)	Represents the interest rate in effect under the loan as of December 31, 2011. The interest rate is calculated as the actual interest rate in effect at December 31, 2011.
(2)	Represents the respective contractual maturity dates as of December 31, 2011. Subject to certain conditions, the maturity dates of certain loans may be extended beyond the date shown.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

(3)	Represents a subordinated note in the aggregate principal amount of $1,250,000 obtained in connection with the acquisition of the Moreno Marketplace.
(4)	In March 2011, June 2011 and September 2011, the Company entered into three interest rate cap agreements with KeyBank in the notional amounts of $16.0 million, $10.0 million and $4 million and interest rate caps of 7%, effective on April 4, 2011, June 15, 2011, and September 30, 2011, respectively. Neither of these interest rate cap agreements are designated as a hedge and the $16.0 million and $10.0 million agreements have termination dates of April 4, 2012 and the $4 million agreement has a termination date of October 18, 2012.
(5)	Matured June 30, 2011 and paid off.
(6)	Represents a mortgage loan obtained in connection with the acquisition of Osceola Village. Under the terms of the mortgage, the lender will receive 25% of the net profit from the sale of the property.
(7)	Represents a mortgage loan obtained in connection with the acquisition of Osceola Village. Under the terms of the mortgage, the lender will receive 25% of the net profit from the sale of the property.
(8)	Represents a second priority mortgage loan on the Constitution Trail property.
(9)	Represents a first priority mortgage loan on the Constitution Trail property.
(10)	Represents Waianae mortgage loan, excluding unamortized discount of $244,000.
(11)	Represents Waianae mortgage loan, excluding unamortized discount of $308,000.
(12)	The Company has a one year extension of the Tranche A maturity date subject to certain conditions set forth in the Credit Agreement.

During the year ended December 31, 2011 and 2010, the Company incurred $5,400,000 and $2,009,000, respectively, of interest expense, which included the amortization of deferred financing costs of $544,000 and $329,000, respectively. During the years ended December 31, 2011 and 2010, interest expense also included the amortization of net premium/(discount) of $(9,000) and $39,000, respectively. As of December 31, 2011 and December 31, 2010, interest expense payable was $430,000 and $136,000, respectively.

The following is a schedule of maturities for all of the Company’s notes payable outstanding as of December 31, 2011:

	Current Maturity (1)	Fully Extended Maturity (1) (2)
January 1, 2012 through December 31, 2012	$2,230,000	$2,230,000
2013	44,066,000	1,098,000
2014	6,762,000	49,730,000
2015	20,879,000	20,879,000
2016	18,127,000	18,127,000
Thereafter	20,575,000	20,575,000

	$112,639,000	$112,639,000

(1)	Represents total notes payable, net of unamortized discount of $244,000. Balance excludes deferred interest of $822,000 on the Constitution Trail mortgage loan.
(2)	Represents the maturities of all notes payable outstanding as of December 31, 2011 assuming the Company exercises all extension options available under the terms of the loan agreements. The Company can give no assurance that it will be able to satisfy the conditions to extend the terms of the loan agreements.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

On May 26, 2011, the Company, the OP, the Sponsor, Anthony W. Thompson, the Company’s Chairman and Chief Executive Officer, and KeyBank amended the Credit Agreement to increase the maximum aggregate commitment of KeyBank under Tranche A of the Credit Agreement from $35 million to $38 million (the “Temporary Increase”), effective June 30, 2011. The amendment provided that the Temporary Increase would be available until July 26, 2011, at which time any amounts outstanding under the Credit Agreement in excess of $35 million would become immediately due and payable in full. On August 9, 2011, the Company, the OP, the Sponsor, Anthony W. Thompson, TNP SRT Holdings, AWT Family Limited Partnership, a California limited partnership controlled by Mr. Thompson (“AWT”), certain subsidiaries of TNP SRT Holdings and KeyBank entered into an Amendment to the Credit Agreement (the “Amendment”), effective as of June 30, 2011. The Amendment extended the maturity date of the Temporary Increase from July 26, 2011 to August 26, 2011, provided that Tranche B of the Credit Facility matured on June 30, 2011, any remaining balance of outstanding loans under Tranche B of the Credit Facility would be deemed to be a loan under Tranche A of the Credit Facility as of June 30, 2011, and Sponsor, Mr. Thompson and AWT would be released from their joint and several guaranty of the payment of all borrowings under the Tranche B of the Credit Facility as of June 30, 2011. On September 23, 2011 in connection with the acquisition of the Topaz Marketplace, the Company, certain of its subsidiaries and KeyBank entered into a Fourth Omnibus Amendment and Reaffirmation of the loan documents relating to the Credit Agreement (the “Fourth Omnibus Amendment”). The Fourth Omnibus Amendment amended the Credit Agreement to increase the maximum aggregate commitment of KeyBank under the Credit Agreement from $38 million to $45 million (such increase the “Second Temporary Increase”). The Fourth Omnibus Amendment also amended the Credit Agreement to provide that the Second Temporary Increase (1) would be reduced on or prior to October 25, 2011 by an amount necessary to reduce the Tranche A commitment to $43 million, at which point any amounts outstanding under the Credit Agreement in excess of $43 million would be due and payable in full, and (2) would otherwise remain in effect until December 22, 2011, at which time any amounts outstanding under the Credit Agreement in excess of $35 million would become immediately due and payable in full, and subject to certain exceptions, we would apply 100% of the net proceeds of all equity issuances to repay Tranche A. On December 22, 2012, the Company entered into an amendment to extend the Second Temporary Increase through January 23, 2012.

As of December 31, 2011, the outstanding balance under the Credit Facility was $42,968,000. In March 2011 and June 2011, the Company entered into three interest rate cap agreements with KeyBank in the notional amounts of $16.0 million, $10.0 million and $4 million and interest rate caps of LIBOR at 7%, effective on April 4, 2011, June 15, 2011 and September 30, 2011, respectively. Neither interest rate cap agreement is designated as a hedge.

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

Borrowings under the Credit Agreement are secured by (1) pledges by the Company, the OP, TNP SRT Holdings, and certain subsidiaries of TNP SRT Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of TNP SRT Holdings or the Company which, directly or indirectly, owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations, terms and conditions to be paid, performed or observed with respect to the Credit Agreement, (3) a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in Offering), escrow and security deposit accounts and all cash management services of the Company, the OP, TNP SRT Holdings and certain of its subsidiaries, and, (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to the Moreno Marketplace, Northgate Plaza, San Jacinto Esplanade, Craig Promenade, Pinehurst Square and Topaz Marketplace.

The Credit Agreement and certain notes payable contain customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage.

Summit Point Acquisition Loan

In connection with the acquisition of Summit Point, the Company borrowed $12,500,000 from JP Morgan Chase Bank, National Association (the “Summit Point Lender”), pursuant to a promissory note (the “Summit Point Note”), Loan Agreement (the “Summit Point Loan Agreement”) and Fee and Leasehold Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement (the “Mortgage”). The entire unpaid principal balance of the Summit Point Loan and all accrued and unpaid interest thereon is due and payable in full on January 1, 2017 (the “Summit Maturity Date”). The Summit Point

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

Loan bears interest at a rate of 5.88% per annum (the “Interest Rate”). After the occurrence of and during the continuance of any event of default under the Summit Point Loan, the Mortgage or any of the other documents related to the Summit Point Loan (collectively, the “Loan Documents”), the Summit Point Loan will bear interest at an annual rate of the lesser of 5.0% above the Interest Rate or the maximum rate permitted by law. The Company may not prepay the Summit Point Loan in whole or in part prior to the Summit Maturity Date; provided, that it may prepay the Summit Point Loan after the second anniversary of the first payment date under the Summit Point Loan subject to a prepayment penalty fee calculated in accordance with the Loan Documents. The Summit Point Loan Agreement contains customary covenants and events of default.

Also in connection with the acquisition of Summit Point, the seller of Summit Point (the “Seller”) was admitted as a member of TNP SRT Summit Point Holdings, LLC, a subsidiary of the OP and the sole owner of TNP SRT Summit Point (“Summit Point Holdings”), and granted a preferred equity interest in Summit Point Holdings with a deemed capital account of $1,500,000 (the “Preferred Interest”). The Preferred Interest will earn a preferred return of 8.0% per annum (the “Preferred Return”). The Preferred Interest, plus the accrued Preferred Return (collectively, the “Redemption Amount”), will be fully redeemed by Summit Point Holdings on or prior to the 45th day following the Closing Date (the “Redemption Deadline”). The redemption of the Preferred Interest will be funded by Summit Point Holdings with the proceeds of a capital contribution to Summit Point Holdings from the OP in an amount sufficient to effect the payment of the Redemption Amount (the “Redemption Contribution”). In the event that the Redemption Amount is not paid on or prior to the Redemption Deadline, (1) the Preferred Return will increase to 18.0% per annum until the Redemption Amount is paid and (2) all distributions of cash from operations to be made by Summit Point Holdings will be paid to Seller until the Redemption Amount has been paid. Summit Point Holdings will have the right, prior to the Redemption Deadline, to prepay the Redemption Amount in installments of not less than $100,000. The Company has agreed to unconditionally guaranty to Seller the timely payment and performance of the Operating Partnership’s obligations to (1) make the Redemption Contribution and (2) cause Summit Point Holdings to redeem the Preferred Interest. The Preferred Interest was mandatorily redeemable on a date certain and, accordingly, has been classified as a liability in the December 31, 2011 consolidated balance sheet. The Preferred Interest was redeemed in accordance with its terms subsequent to year end.

Osceola Village Acquisition Loan

In connection with the acquisition of Osceola Village, the Company borrowed $19,000,000 (the “Osceola Loan”) from American National Insurance Company, a Texas insurance company (the “American National”). The Osceola Loan is evidenced by (1) a promissory note issued by TNP SRT Osceola Village in favor of American National in the aggregate principal amount of $3,417,000 (“Note One”) and (2) a promissory note issued by TNP SRT Osceola Village in favor of American National in the aggregate principal amount of $15,583,000 (“Note Two,” and together with Note One, the “Notes.”) Note One bears interest at the rate of 10% per annum and Note Two bears interest at the rate of 5.65% per annum. The entire unpaid principal balance of the Notes and all accrued and unpaid interest thereon is due and payable in full on November 1, 2016 (the “Osceola Maturity date”). After the occurrence of and during the continuance of any event of default under the Notes or any other loan document related to the Osceola Loan, the Notes will bear interest at a rate equal to the maximum rate permitted by applicable law; provided, however, that if there is no maximum rate permitted by applicable law, the Notes will bear interest at a rate equal to 18.0% per annum. TNP SRT Osceola Village has the option to prepay either Note in full, but not in part, upon not less than thirty (30) days’ prior written notice to American National, without any prepayment premium or penalty. Each Note contains customary representations and warranties and events of default.

In addition, TNP SRT Osceola Village granted American National a profit participation in the property equal to twenty-five percent (25%) of the net profits received by TNP SRT Osceola Village upon the sale of the property (the “Twenty-Five Percent Profit Participation Payment”). Net profits is calculated as (1) the gross proceeds received by TNP SRT Osceola Village upon a sale of the property in an arms-length transaction at market rates to third parties less (2) the sum of: (a) principal repaid to American National out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with the Company, including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000.00. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the Osceola Loan, the Company shall be deemed to have sold the property as of the business day immediately preceding the Osceola Maturity Date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and pay American National the Twenty-Five Percent Profit Participation Payment. In the event the Osceola Loan is prepaid, the Company shall also be required to immediately pay the Twenty-Five Percent Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price.

In connection with the Osceola Loan, TNP SRT Osceola Village, TNP SRT Osceola Village Master Lessee, LLC, a wholly owned subsidiary of the OP (the “Master Lessee”), and the Company entered into a Master Lease Agreement (the

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

“Master Lease”). Pursuant to the Master Lease, TNP SRT Osceola Village leased to Master Lessee the approximately 23,000 square foot portion of the Osceola Village which was not leased to third-party tenants as of the closing date (the “Premises”). The Master Lease provides that the Master Lessee will pay TNP SRT Osceola Village a monthly rent in an amount equal to $36,425, provided that such monthly amount will be reduced proportionally for each square foot of space at the Premises subsequently leased to third-party tenants pursuant to leases which are reasonably acceptable to American National and which satisfy certain criteria set forth in the Master Lease (“Approved Leases”). The Master Lease has a seven-year term, subject to earlier expiration upon the earlier to occur of (1) the date on which all available rentable space at the Premises is leased to third-party tenants pursuant to Approved Leases and (2) the date on which the Osceola Loan is repaid in full in cash (other than as a result of a credit bid by American National at a foreclosure sale). The Master Lessee has no right to assign or pledge the Master Lease or to sublet any part of the Premises without the prior written consent of TNP SRT Osceola Village and American National.

Constitution Trail Acquisition Loan

In connection with acquisition of the three notes secured by Constitution Trail, the Company obtained a mortgage loan (the “TL Loan”) in the aggregate principal amount of $15,543,696 from TL DOF III Holding Corporation (the “TL Lender”), evidenced by a promissory note (the “TL Note”). The entire unpaid principal balance of the TL Loan and all accrued and unpaid interest thereon is due and payable in full on October 31, 2014. The TL Loan bears interest at a rate of 15.0% per annum, with interest at the rate of 10.0% per annum payable monthly during the term of the TL Loan and interest at the rate of 5.0% per annum accruing monthly (to be added to the principal amount of the TL Loan). On December 16, 2011 (the “Closing Date”), the Company refinanced a portion of the TL Loan, with the proceeds of a loan in the aggregate principal amount of $10,000,000 (the “Constitution Trail Loan”) from American National. The Constitution Trail Loan is evidenced by a promissory note in favor of American National in the aggregate principal amount of $10,000,000 (the “Constitution Trail Note”).

The proceeds of the Constitution Trail Loan were used to retire approximately $10,000,000 of principal outstanding on the TL Loan. A principal amount of approximately $5,587,000 remains outstanding on the TL Loan. In connection with the refinancing of the TL Loan, the Company and Torchlight Debt Opportunity Fund III, LLC, as successor-in-interest to TL Lender (the “Torchlight Lender”), amended the terms of the TL Loan. The amendment provides that the Company may prepay the entire balance of the Torchlight Loan, provided that (1) any such prepayment must be accompanied by the payment of an exit fee equal to 1.0% of the amount being prepaid and all accrued and unpaid interest, and (2) any such prepayment made prior to the last month of the term of the Torchlight Loan must be accompanied by a premium in an amount equal to (a) all amounts paid by the Company with respect to the Torchlight Loan (excluding a $76,500 origination fee paid pursuant to the Torchlight Loan but including the amount of the prepayment), subtracted from (b) $8,380,082.

The Constitution Trail Loan bears interest at the rate of 5.75% per annum, with monthly payments of principal and accrued interest in the amount of $62,910 commencing on the first day of February, 2012. The entire unpaid principal balance of the Constitution Trail Loan and all accrued and unpaid interest thereon due and payable in full on January 1, 2017.

In connection with the Constitution Trail Loan, TNP SRT Constitution Trail, LLC, a wholly owned subsidiary of the OP, TNP SRT Constitution Trail Master Lessee, LLC (the “Starplex Master Lessee”), a wholly owned subsidiary of the OP, and the Sponsor, entered into a Master Lease Agreement with respect to a portion of Constitution Trail (the “Starplex Master Lease”). Pursuant to the Starplex Master Lease, TNP SRT Constitution Trail leased to the Starplex Master Lessee an approximately 7.78 acre parcel of land included in the Constitution Trail Property, and the approximately 44,064 square foot Starplex Cinemas building located thereon (the “Starplex Premises”). The Starplex Master Lease provides that, in the event that the annual gross sales from the Starplex Premises are less than $2,800,000, then thereafter the Starplex Master Lessee will pay TNP SRT Constitution Trail a monthly rent in an amount equal to $62,424 ($749,088 annually), subject to an offset based on any minimum annual rent for the Starplex Premises received by TNP SRT Constitution Trail. The Starplex Master Lease will expire upon the earlier to occur of (1) December 31, 2018 and (2) the date on which the Constitution Trail Loan is repaid in full in cash (other than as a result of a credit bid by American National at a foreclosure sale or refinancing of the Constitution Trail Loan). The Starplex Master Lessee has no right to assign or pledge the Starplex Master Lease or to sublet any part of the Starplex Premises without the prior written consent of TNP SRT Constitution Trail and American National.

Assumed Cochran Bypass Mortgage Loan

In connection with the acquisition of Cochran Bypass, TNP SRT Cochran Bypass, LLC financed the payment of the purchase price with an assumption of all outstanding obligations on and after the closing date of the senior loan from First South Bank in the principal amount of $1,220,000 (the “First South Loan”). The First South Loan bears an interest rate of 9.0 % and matured on January 5, 2012. The First South Loan was refinanced under the Credit Agreement.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

Affiliated Seller Cochran Bypass Promissory Note

In connection with the acquisition of the Cochran Bypass TNP SRT Cochran Bypass, LLC obtained a carryback promissory note from an affiliate of the Sponsor, the seller of Cochran Bypass, in the amount of $579,000 (the “Seller Note”). The Seller Note bore an interest rate of 9.0% and was repaid in August 2011.

8. FAIR VALUE DISCLOSURES

The fair value for certain financial instruments is derived using a combination of market quotes, pricing models and other valuation techniques that involve significant judgment by management. The price transparency of financial instruments is a key determinant of the degree of judgment involved in determining the fair value of the Company’s financial instruments. Financial instruments for which actively quoted prices or pricing parameters are available and for which markets contain orderly transactions will generally have a higher degree of price transparency than financial instruments for which markets are inactive or consist of non-orderly trades. The Company evaluates several factors when determining if a market is inactive or when market transactions are not orderly. The Company believes the total values reflected on its consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and amounts due to affiliates due to their short-term nature, except for the Company’s notes payable, which are disclosed below:

At December 31 2011	Total Value (1)	Fair Value (2)
Notes Payable	$112,639,000	$112,395,000

At December 31, 2010	Total Value (1)	Fair Value (2)
Notes Payable	$39,399,000	$39,164,000

(1)	The total value of the Company’s notes payable represents outstanding principal as of December 31, 2011 and December 31, 2010.
(2)	The fair value of the Company’s notes payable represents outstanding principal as of December 31, 2011 and December 31, 2010, net of unamortized discount and premium. The estimated fair value of the Company’s notes payable is based upon indicative market prices of our notes payable.

In March 2011, June 2011 and September 2011, the Company entered into three interest rate cap agreements with KeyBank in the notional amounts of $16.0 million, $10.0 million and $4 million and interest rate caps of 7%, effective on April 4, 2011, June 15, 2011, and September 30, 2011, respectively. Neither of these interest rate cap agreements are designated as a hedge and the $16.0 million and $10.0 million agreements have termination dates of April 4, 2012 and the $4 million agreement has a termination date of October 18, 2012. The fair value of the interest rate cap agreements as of December 31, 2011 is de minimus.

9. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue up to 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company sold 22,222 shares of common stock to the Sponsor for an aggregate purchase price of $200,000. As of December 31, 2011, Anthony W. Thompson, the Company’s Chief Executive Officer, directly owned $1,000,000 in shares of the Company’s common stock and the Sponsor, which is controlled by Mr. Thompson, owned $200,000 in shares of the Company’s common stock. As of December 31, 2011 and 2010, the Company sold 5,969,507 and 2,359,817 shares of common stock net of share redemptions, respectively, in the Offering and through the DRIP, for gross proceeds of $59,248,000 and $23,613,000, respectively.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Common Units

On May 26, 2011, in connection with the acquisition of Pinehurst Square, a retail property located in Bismarck, North Dakota, the OP issued 287,472 Common Units to certain of the sellers of Pinehurst Square who elected to receive Common Units for an aggregate value of approximately $2,587,249, or $9.00 per Common Unit. Subject to the terms and conditions of the OP’s limited partnership agreement, each holder of Common Units will have the right, after holding the Common Units

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

for at least one year, to cause the OP to redeem all or a portion of the Common Units held by such holder for shares of the Company’s common stock, cash or a combination of both, as determined by the Company in its sole discretion. If the Common Units are redeemed for shares of the Company’s common stock, the OP will deliver the equivalent value of shares of the Company’s common stock in exchange for the Units tendered for conversion, as determined by the Company in its sole discretion. If the Common Units are redeemed for cash, the OP will deliver the amount of cash equal to the value of the shares of the Company’s common stock that would have been exchanged (if the Common Units were redeemed for shares of the Company’s common stock) less a percentage discount for the length of time the Common Units had been held by the redeemer. Further, pursuant to a limited indemnity agreement with the sellers of Pinehurst Square, the OP and the Company have agreed that if the Common Units are redeemed for cash while the Company’s public offering of its common stock is ongoing, the cash amount will be determined by using the Common Unit offering price of $9.00 per unit and not the public offering price of $10.00 per share of the Company’s common stock.

Preferred Stock

The Charter authorizes the Company to issue up to 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2011 and 2010, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The Company’s share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases pursuant to the share redemption program will be made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. During the years ended December 31, 2011 and 2010, the Company redeemed 16,279 and 12,500 shares of common stock under its share redemption program.

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

The following table sets forth the distributions declared and paid to our common stockholders and non-controlling Common Unit holders for the years ended December 31, 2011 and 2010:

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to holders of non-controlling Common Units (3)	Cash Distributions to Common Stockholders	Cash Distributions to holders of non- controlling Common Units	Distributions (2) Reinvested	Total Common Stockholder Distributions Paid and Reinvested
First Quarter 2011	$442,000	$0.05833	$—	$282,000	$—	$142,000	$424,000
Second Quarter 2011	548,000	$0.05833	21,000	338,000	3,000	168,000	506,000
Third Quarter 2011	698,000	$0.05833	49,000	435,000	50,000	206,000	641,000
Fourth Quarter 2011	920,000	$0.05833	49,000	554,000	50,000	283,000	837,000

	$2,608,000		$119,000	$1,609,000	$103,000	$799,000	$2,408,000

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to holders of non-controlling Common Units	Cash Distributions to Common Stockholders	Cash Distributions to holders of non- controlling Common Units	Distributions Reinvested (2)	Total Common Stockholder Distributions Paid and Reinvested
First Quarter 2010	$119,000	$0.05625	$—	$72,000	$—	$18,000	$90,000
Second Quarter 2010	200,000	$0.05625	—	117,000	—	50,000	167,000
Third Quarter 2010	325,000	$0.05833	—	199,000	—	86,000	285,000
Fourth Quarter 2010	395,000	$0.05833	—	257,000	—	122,000	379,000

	$1,039,000		$—	$645,000	$—	$276,000	$921,000

(1)	Distributions for the period from January 1, 2011 through December 31, 2011 are calculated at a monthly cash distribution rate of $0.05833 per share of common stock. Distributions for the period from January 1, 2010 through June 30, 2010 are calculated at a monthly cash distribution rate of $0.05625 per share. Distributions for the period from July 1, 2010 through December 31, 2010 are calculated at a monthly cash distribution rate of $0.05833 per share.
(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
(3)	None of the Common Unit holders of the OP are participating in the Company’s distribution reinvestment program

Distribution Reinvestment Plan

The Company has adopted the DRIP, which allows stockholders to purchase additional shares of common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP. For the year ended December 31, 2011 and 2010, $799,000 and $276,000 in distributions were reinvested and 112,328 and 29,065 shares of common stock were issued under the DRIP, respectively.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share:

	For the year ended December 31,
	2011	2010
Numerator for basic and diluted earnings (loss) per share calculations:
Income (loss) from continuing operations	$1,222,000	$(4,406,000)
Less: Income (loss) attributable to noncontrolling interests	188,000	(5,000)
Allocation to participating securities	11,000	5,000

Income (loss) attributable to common stockholders from continuing operations	1,023,000	(4,406,000)
Income from discontinued operations	1,088,000	14,000

Net income (loss) applicable to common stockholders	$2,111,000	$(4,392,000)

Denominator for basic and diluted earnings (loss) per share calculations:
Weighted average shares outstanding — basic	3,698,518	1,483,179
Effect of dilutive shares:
Non-vested restricted stock	3,498	—

Weighted average shares outstanding — diluted	3,702,016	1,483,179

Amounts attributable to common stockholders per share — basic :
Continuing Operations	$0.28	$(2.97)
Discontinued Operations	0.29	0.01

Net earnings (loss) per share — basic:	$0.57	$(2.96)

Amounts attributable to common stockholders per share — diluted:
Continuing Operations	$0.28	$(2.97)
Discontinued Operations	0.29	0.01

Net earnings (loss) per share — diluted:	$0.57	$(2.96)

Net income (loss)	$2,310,000	$(4,392,000)

Unvested Shares from share-based compensation that were anti-dilutive	—	7,233

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

Pursuant to the Company’s Amended and Restated Independent Directors Compensation Plan, which is a sub-plan of the Incentive Award Plan (the “Directors Plan”), the Company granted each of its independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of the $2,000,000 minimum offering amount in the Offering on November 12, 2009. Each new independent director that subsequently joins the board of directors receives the initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the Company’s annual stockholders meetings at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock. The restricted stock vests one-third on the date of grant and one-third on each of the next two anniversaries of the grant date. The restricted stock will become fully vested and non-forfeitable in the event of an independent director’s termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

On March 24, 2011, Arthur M. Friedman notified the Company of his resignation as a director of the Company and as Chairman of the Audit Committee of the Company (the “Audit Committee”), effective as of April 1, 2011. On April 1, 2011, in connection with Mr. Friedman’s resignation and pursuant to the terms of the Incentive Award Plan, the Company’s board of directors approved the acceleration of the vesting of approximately 3,333 shares of restricted common stock of the Company held by Mr. Friedman so that none of such shares of restricted common stock would be forfeited upon Mr. Friedman’s resignation. Mr. Phillip I. Levin was elected to replace Mr. Freidman as an independent director and received an initial restricted stock grant of 5,000 shares.

Pursuant to the Directors Plan, on June 9, 2011, the Company issued (1) 2,500 shares of restricted common stock to each of Phillip I. Levin and Jeffrey S. Rogers in connection with their reelection to the Company’s board of directors and (2) 5,000 shares of restricted common stock to Peter K. Kompaniez in connection with his initial election to the Company’s board of directors. One-third of the shares of restricted stock granted to Messrs. Levin, Rogers and Kompaniez became non-forfeitable on the date of grant and an additional one third of the shares will become non-forfeitable on each of the first two anniversaries of the date of grant.

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

The accelerated vesting of shares of restricted stock held by Messrs. Friedman and Ruth resulted in a reduction of deferred restricted stock grants, a component of additional paid in capital, of $60,000 and an increase in common stock of $60,000.

For the year ended December 31, 2011 and 2010, the Company recognized compensation expense of $143,000 and $78,000, respectively, related to restricted common stock grants, which is included in general and administrative expense in the Company’s accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2011 and 2010, there was $66,000 and $75,000, respectively, of total unrecognized compensation expense related to nonvested shares of restricted common stock. As of December 31, 2011, this expense is expected to be realized over a remaining period of 1.5 years. As of December 31, 2011 and 2010, the fair value of the nonvested shares of restricted common stock was $98,000 and $90,000, respectively. During the year ended December 31, 2011, 15,000 shares of restricted stock were issued. During the year ended December 31, 2011, 14,000 shares of restricted stock vested.

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2010	10,000	$9.00
Granted	—	—
Vested	—	—
Balance — March 31, 2011	10,000	$9.00
Granted	15,000	9.00
Vested	11,667	9.00
Balance — June 30, 2011	13,333	$9.00
Granted	—	—
Vested	833	9.00
Balance — September 30, 2011	12,500	$9.00
Granted	—	—
Vested	1,667	9.00
Balance — December 31, 2011	10,833	$9.00

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

12. DISCONTINUED OPERATIONS

The Company reports as discontinued operations, properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption “Discontinued operations.” This reporting has resulted in certain reclassifications of 2010 financial statement amounts.

During the year ended December 31, 2011, the Company recognized a gain of $963,000 related to the sale of the real estate pads at Craig Promenade and San Jacinto Esplanade.

The components of income and expense relating to discontinued operations for the year ended December 31, 2011 and 2010 are shown below.

	Year Ended December 31,
	2011	2010
Discontinued operations:
Revenues from rental property	$201,000	$30,000
Rental property expenses	52,000	13,000
Depreciation and amortization	24,000	3,000

Income from discontinued operating properties	125,000	14,000
Gain on sale of real estate	963,000	—

Income from discontinued operations attributable to the Company	$1,088,000	$14,000

As of December 31, 2011, the Company did not classify any assets as held for sale.

13. RELATED PARTY TRANSACTIONS

Pursuant to the Advisory Agreement by and among the Company, the OP and Advisor (the “Advisory Agreement”) and the Dealer Manager Agreement (the “Dealer Manager Agreement”) by and among the Company, the OP, and TNP Securities, LLC (the “Dealer Manager” or “TNP Securities”), the Company is obligated to pay Advisor and the Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to certain limitations, the Company is also obligated to reimburse Advisor and Dealer Manager for organization and offering costs incurred by Advisor and Dealer Manager on behalf of the Company, and the Company is obligated to reimburse Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. See also Note 15 (Subsequent Events) for a description of other related-party transactions that occurred after December 31, 2011.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

reimbursement will not exceed actual expenses incurred by Advisor. Prior to raising the minimum offering amount of $2,000,000 on November 12, 2009, the Company had no obligation to reimburse Advisor or its affiliates for any organization and offering costs.

As of December 31, 2011 and 2010, organization and offering costs incurred by Advisor on the Company’s behalf were $3,016,000 and $2,265,000, respectively. These costs are payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of the Offering. As of December 31, 2011 and December 31, 2010, organization and offering costs did exceed 3.0% of the gross proceeds of the Offering, thus the amount in excess of the 3.0% limit, or $1,269,000 and $1,571,000, respectively, has been deferred. As of December 31, 2011, the Company had reimbursed the Advisor approximately $293,000 in excess of the 3.0% limit as a result of certain expenses being reclassified as organization and offering expense. Our independent directors subsequently approved the excess reimbursement. All organization costs of the Company are recorded as an expense when the Company has an obligation to reimburse Advisor.

Selling Commissions and Dealer Manager Fees

The Dealer Manager receives a sales commission of 7.0% of the gross proceeds from the sale of shares of common stock in the primary offering. The Dealer Manager also receives 3.0% of the gross proceeds from the sale of shares in the primary offering in the form of a dealer manager fee as compensation for acting as the dealer manager. For the year ended December 31, 2011 and 2010, the Company incurred sales commissions of $2,395,000 and $1,437,000, respectively. For the year ended December 31, 2011 and 2010, the Company incurred dealer manager fees of $1,034,000 and $631,000, respectively. Cumulatively through December 31, 2011, the Company incurred $3,831,000 of sales commissions and $1,664,000 of dealer manager fees, which are recorded as an offset to additional paid-in-capital.

Reimbursement of Operating Expenses

The Company reimburses Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which the Company’s operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets (as defined in the Charter), or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guideline”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of 2%/25% guideline if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended December 31, 2011, the Company’s total operating expenses (as defined in the Charter) exceeded the 2%/25% guideline by $268,000, which excess amount has been approved by the Company’s independent directors as described in Note 15 (Subsequent Events).

The Company reimburses Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of the Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives a separate fee or with respect to an officer of the Company. For the year ended December 31, 2011 and 2010, the Company incurred $459,000 and $177,000, respectively of administrative services to Advisor. As of December 31, 2011 and December 31, 2010, administrative services of $0 and $23,000, respectively, were included in amounts due to affiliates.

Property Management Fee

The Company pays TNP Property Manager, LLC (“TNP Manager”), its property manager and an affiliate of Advisor, a market-based property management fee of up to 5.0% of the gross revenues generated by each property in connection with the operation and management of the Company’s properties. TNP Manager may subcontract with third party property managers and will be responsible for supervising and compensating those property managers. For the year ended December 31, 2011 and 2010, the Company incurred $492,000 and $204,000, respectively, in property management fees to TNP Manager. As of December 31, 2011 and December 31, 2010, property management fees of $15,000 and $16,000, respectively, were included in amounts due to affiliates.

Acquisition and Origination Fee

The Company pays Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. The Company incurred $2,484,000 and $1,021,000 in acquisition fees to the Advisor during the year ended December 31, 2011 and 2010.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

The Company pays Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate related loans. The Company incurred $49,000 and $0 of loan origination fees to the Advisor for the year ended December 31, 2011 and 2010. As of December 31, 2011 and December 31, 2010, acquisition and loan origination fees of $0 and $0, respectively were included in amounts due to affiliates.

Asset Management Fee

The Company pays Advisor a monthly asset management fee equal to one-twelfth of 0.6% on all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. On November 11, 2011, the board of directors approved Amendment No. 2 to the Advisory Agreement to clarify that upon termination of the Advisory Agreement, any asset management fees that may have accumulated in arrears, but which had not been earned pursuant to the terms of the Advisory Agreement, will not be paid to the Advisor. Because the payment of asset management fees was determined to be remote, the Company reversed asset management fees that had been accrued, but which had not been earned, through June 30, 2011.

Disposition Fee

If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. For the year ended December 31, 2011, the Company incurred $88,000 of disposition fees payable to Advisor. For the year ended December 31, 2010, the Company did not incur any disposition fees payable to Advisor. As of December 31, 2011 and 2010, there were no disposition fees payable to Advisor.

Leasing Commission Fee

On June 9, 2011, pursuant to Section 11 of the advisory agreement with the Advisor, the Company’s board of directors approved the payment of fees to the Advisor for services it provides in connection with leasing the Company’s properties. The amount of such leasing fees will be usual and customary for comparable services rendered for similar real properties in the geographic market of the properties leased. The leasing fees will be in addition to the market-based fees for property management services payable by the Company to the property manager, an affiliate of the Advisor. For the years ended December 31, 2011 and 2010, the Company incurred $88,000 and $0 of lease commissions. As of December 31, 2011 and 2010, lease commissions of $5,000 and $0 were included in amounts due to affiliates.

Guaranty Fee

As part of the acquisition of the Waianae Mall, Anthony W. Thompson, the Company’s Chairman and Chief Executive Officer, guaranteed the mortgage loan assumed by the Company in connection with the acquisition of the Waianae Mall. Additionally, the Sponsor, Mr. Thompson and AWT guaranteed Tranche B of the Credit Agreement discussed in Note 7 which matured on June 30, 2011. In connection with these guarantees, the Company has agreed to pay Mr. Thompson, AWT and the Sponsor certain fees (“guaranty fees”). In connection with the acquisition of the mortgage loans secured by Constitution Trail (the “Mortgage Loans”), the Company and Mr. Thompson agreed to jointly and severally guaranty to the lender the full and prompt payment and performance of certain of obligations under the acquisition loan. In connection with these guarantees, the Company agreed to pay Mr. Thompson certain guaranty fees. For the year ended December 31, 2011 and 2010, the Company incurred $104,000 and $68,000, respectively, of guaranty fees. As of December 31, 2011 and December 31, 2010, guaranty fees of $49,000 and $11,000, respectively, were included in amounts due to affiliates.

Cochran Bypass

On June 29, 2011, the Company acquired a single tenant retail property in Chester, South Carolina, from an affiliate of the Sponsor for $2,585,000. The acquisition was approved by the Company’s board of directors, including all the independent directors.

TNP Participating Notes Loans

In connection with the acquisition of the three mortgage notes secured by the Constitution Trail property (the “Mortgage Loans”), TNP SRT Constitution obtained a loan from 2008 TNP Participating Notes Program, LLC, an affiliate of Advisor (“TNP Notes Program”). The loan was evidenced by a promissory note in the aggregate principal amount of $995,000, bearing an annual interest rate of 14.0% (the “TNP Constitution Loan”). The TNP Constitution Loan was repaid in July 2011.

In connection with the acquisition of Cochran Bypass, TNP SRT Cochran Bypass, LLC obtained a loan from TNP Notes Program evidenced by a promissory note in the aggregate principal amount of $775,000, bearing an annual interest rate of 14.0% (the “TNP Cochran Bypass Loan”). The TNP Cochran Bypass Loan was repaid in September 2011.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

Interest Expense

In connection with the Company’s acquisition of the Craig Promenade on March 30, 2011, the Company assumed a $500,000 note payable due to an affiliate of Advisor which was repaid at the closing of the acquisition transaction. The Company paid interest expense of $19,000 to the affiliate of Advisor in connection with this note payable. In connection with the Company’s acquisition of the Mortgage Loans, the Company obtained the TNP Constitution Loan. For the year ended December 31, 2011, the Company paid interest expense of $7,000 to the affiliate of Advisor in connection with this note payable. In connection with the Company’s acquisition of Cochran Bypass, the Company obtained the TNP Cochran Bypass Loan. For the year ended December 31, 2011, the Company paid interest expense of $5,000 to the affiliate of Advisor in connection with this note payable.

Summary of Related Party Fees

Pursuant to the terms of these agreements, summarized below are the related-party costs incurred by the Company for the year ended December 31, 2011 and 2010, respectively, and payable as of December 31, 2011 and December 31, 2010:

	Incurred		Payable
	Year ended December 30,		As of December 30,	As of December 31,
	2011	2010	2011	2010
Expensed
Asset management fees(1)	$(213,000)	$204,000	$—	$213,000
Reimbursement of operating expenses	459,000	177,000	—	23,000
Acquisition fees	2,484,000	1,021,000	—	—
Property management fees	492,000	204,000	16,000	16,000
Guaranty fees	104,000	68,000	50,000	11,000
Lease commissions	88,000	—	5,000	—
Organization and offering costs	750,000	671,000	1,269,000	1,571,000
Dispositon fees	88,000	—	—	—

Total	$4,252,000	$2,345,000	$1,340,000	$1,834,000

Additional Paid-in Capital
Selling commissions	$2,395,000	$1,437,000	$68,000	$—
Dealer manager fees	1,034,000	631,000	30,000	—

	$3,429,000	$2,068,000	$98,000	$—
Notes Payable
Interest expense on notes payable	$31,000	$—	$—	$—
Loan fees	$49,000	$—	$—	$—

(1)	Activity for the years ended December 31, 2011 and 2010 is due to the reversal of a contingent obligation related to certain asset management fees.

See Note 15 (Subsequent Events) for related-party transactions occurring after December 31, 2011.

14. COMMITMENTS AND CONTINGENCIES

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

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

15. SUBSEQUENT EVENTS

The Company evaluates subsequent events up until the date the consolidated financial statements are issued.

Approval of Certain Total Operating Expenses

As described in Note 13, the Company’s total operating expenses (as defined in the Charter) exceeded the 2%/25% guideline by $268,000. On February 24, 2012, the independent directors determined the excess amount of operating expenses for the twelve months ended December 31, 2011 was justified because (1) the amounts reflect legitimate operating expenses necessary for the operation of the Company’s business, (2) the Company is currently in its acquisition and development stage, (3) certain of the Company’s properties are not yet stabilized, and (4) the Company is continuing to raise capital in the Offering, but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) are disproportionate to the Company’s average invested assets (as defined in the Charter) and net income (as defined in the Charter) and such expenses will benefit the Company and its stockholders in future periods. The independent directors further resolved, however, that Advisor will be required to repay the Company any portion of such excess amount to the extent that, as of the termination of the Advisory Agreement, the Company’s aggregate operating expenses as of such date exceed the 2%/25% guideline for all prior periods.

Status of the Offering

The Company commenced the Offering on August 7, 2009. As of March 26, 2012, the Company had sold 7,681,146 shares of common stock in the Offering for gross offering proceeds of $76,290,641, including 154,753 shares of common stock under the DRIP.

Distributions

On December 31, 2011, the Company authorized a monthly distribution in the aggregate of $335,000, of which $215,000 was paid in cash on or about January 15, 2012 and $120,000 was paid through the DRIP in the form of additional shares issued on or about January 15, 2012. On January 31, 2012, the Company authorized a monthly distribution in the aggregate of $364,000 of which $228,000 was paid in cash on or about February 15, 2012 and $136,000 was paid through the DRIP in the form of additional shares issued on or about February 15, 2012.

On December 31, 2011, the Company authorized a monthly distribution related to the non-controlling Common Units in the aggregate of $17,000 of which $17,000 was paid in cash on or about January 15, 2012. On January 31, 2012, the Company authorized a monthly distribution related to the non-controlling Common Units in the aggregate of $17,000, of which $17,000 was paid in cash on or about February 15, 2012.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

Property Acquisitions

The Company has acquired the following properties subsequent to December 31, 2011. Each of the properties acquired has been determined to constitute a business. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed for each of the acquisitions to be used in the allocation of the consideration paid and the application of the purchase method. The information necessary for purposes of providing proforma information for these acquisitions has not been finalized.

Morningside Marketplace

On January 9, 2012, the Company acquired a fee simple interest in a multitenant retail center located in Fontana, California, commonly known as Morningside Marketplace, for an aggregate purchase price of $18,050,000, excluding closing costs. The acquisition was financed with (1) proceeds from the Offering, (2) approximately $11,953,000 in funds borrowed under the revolving credit agreement with KeyBank, (3) approximately $1,200,000 in funds borrowed from SMB Equity, LLC, a third party lender, and (4) approximately $1,355,000 in funds borrowed from the Sponsor and other affiliates. See “Management and Board of Director Changes; Related-Party Loans” below.

Woodland West Marketplace

On February 3, 2012, the Company acquired a fee simple interest in a multitenant retail center located in Arlington, Texas, commonly known as Woodland West Marketplace, for an aggregate purchase price of $13,950,000, excluding closing costs. The Company financed a portion of the purchase price for the Woodland West Marketplace with proceeds from (1) the Offering, (2) a loan in the amount of $10,200,000 from JPMorgan Chase Bank, National Association (“JPM”), and (3) a mezzanine loan in the amount of $1,300,000 from JPM.

Ensenada Square

On February 28, 2012, the Company acquired a fee simple interest in a multitenant retail center located in Arlington, Texas, commonly known as Ensenada Square, for an aggregate purchase price of $5,175,000, excluding closing costs. The Company financed the purchase price of Ensenada Square with (1) proceeds from the Offering and (2) an advance under the credit agreement with KeyBank in an original principal amount of $3,266,000.

Shops at Turkey Creek

On March 12, 2012, the Company acquired a fee simple interest in a multitenant retail center located in Knoxville, Tennessee, commonly known as the Shops at Turkey Creek (the “Turkey Creek Property”) in an UPREIT transaction with the OP for an aggregate purchase price of $4,300,000 excluding closing costs. The Company financed the purchase price for the Turkey Creek Property through (1) the issuance of 144,324 Common Units of the OP to the sellers and (2) an advance under the credit agreement with KeyBank in an original principal amount of $2,520,000.

Aurora Commons

On March 20, 2012, the Company acquired a fee simple interest in a multitenant retail center located in Aurora, Ohio, commonly known as the Aurora Commons (the “Aurora Commons”), for an aggregate purchase price of $7,000,000, excluding closing costs. The Company financed the purchase price of Aurora Commons with (1) proceeds from the Offering and (2) an advance under the credit agreement with KeyBank in an original principal amount of $4,550,000.

Amendment of Credit Agreement

In connection with the acquisition of Morningside Marketplace, the Company and certain of its subsidiaries entered into a Fifth Omnibus Amendment and Reaffirmation of the loan documents relating to the Credit Agreement (the “Fifth Omnibus Amendment”). The Fifth Omnibus Amendment amended the Credit Agreement to increase the maximum aggregate commitment of KeyBank under the credit agreement from $35 million to $43 million (the “temporary increase”). The Fifth Omnibus Amendment also amends the Credit Agreement to provide that the temporary increase will remain in effect until April 30, 2012, at which time any amounts outstanding under the Credit Agreement in excess of $35 million will become immediately due and payable in full. The Fifth Omnibus Amendment also provides that the borrowers under the Credit Agreement will pay to KeyBank (1) a $160,000 exit fee in the event that the borrowers obtain any replacement financing on the Morningside property or any other property which secures the Credit Agreement other than a commercial mortgage backed security loan from KeyBank or its affiliates, to be due and payable simultaneously with the closing of such replacement financing, and (2) a $12,000 fee in connection with making the Morningside loan available.

Four Property Refinance

On January 6, 2012 (the “KeyBank Closing Date”), the Company, through TNP SRT Portfolio I, LLC (“TNP SRT Portfolio”), a wholly owned subsidiary of the OP, obtained a loan from KeyBank in the original principal amount of

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements – (Continued)

December 31, 2011

$33,200,000 (the “KeyBank Loan”) pursuant to a Loan Agreement by and between TNP SRT Portfolio and KeyBank and a Promissory Note by TNP SRT Portfolio in favor of KeyBank. The proceeds of the KeyBank Loan were used to refinance the existing mortgage loans secured by Pinehurst Square, Northgate Plaza, Moreno Marketplace, and Topaz Marketplace. This loan is due and payable in full on February 1, 2017 and bears an annual interest rate of 5.93%. This loan is not prepayable, in whole or in part, until March 2, 2014, and then only if certain conditions are met.

Amendment to Advisory Agreement

On January 12, 2012, the board of directors approved Amendment No. 3 to the Advisory Agreement to provide for the payment of a financing coordination fee to Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP.

Management and Board of Director Changes

On January 30, 2012, Jack R. Maurer notified the Company of his intention to resign from his positions as a member of the Company’s board of directors and as the Company’s President, effective February 3, 2012. Mr. Maurer’s resignation was not the result of any disagreements with the Company on any matters relating its operations, policies or practices. On February 3, 2012, the Company’s board appointed Anthony W. Thompson, Chairman and Chief Executive Officer, as President to fill the vacancy created by the resignation of Mr. Maurer. On February 3, 2012, the Company’s board of directors elected James R. Wolford, Chief Financial Officer, Treasurer and Secretary, to serve as a director to fill the vacancy created by the resignation of Mr. Maurer. Mr. Wolford will serve until the next annual meeting of stockholders and until his successor is elected and duly qualified.

Related-Party Loan

On January 9, 2012, in connection with the acquisition of Morningside Marketplace, the Company financed the payment of a portion of the purchase price for the Morningside property with the proceeds of (1) a loan in the aggregate principal amount of $235,000 from the Sponsor to the OP, (2) a loan in the aggregate principal amount of $200,000 from Mr. James Wolford, the Company’s Chief Financial Officer, to the OP, and (3) a loan in the aggregate principal amount of $920,000 from Mrs. Sharon Thompson, the spouse of Mr. Anthony W. Thompson, the Company’s Chairman, Chief Executive Officer and President, to the OP (collectively, the “Morningside Affiliate Loans”). The Morningside Affiliate Loans each accrue interest at a rate of 12% per annum. The entire outstanding principal balance of each of these affiliate loans and all accrued and unpaid interest thereon is due and payable in full on April 8, 2012. The OP will pay a late charge in an amount equal to 5% of any amount due under any of the Morningside Affiliate Loans that is not received within seven days of the date such amount is due. Upon the occurrence of an uncured event of default, the OP will pay to the lender under the respective Morningside Affiliate Loan, 25% of the net proceeds received by the OP in connection with the Company’s ongoing public offering until such time as all principal and interest payable under such loan has been repaid.

TNP Strategic Retail Trust, Inc. and Subsidiaries

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED

DEPRECIATION

December 31, 2011

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land	Building, Improvements and Fixtures	Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and Fixtures	Total	Accumulated Depreciation	Acquisition Date	Life on which Depreciation in Latest Income Statements is Computed
Moreno Marketplace	$9,476,000	$3,080,000	$6,780,000	$197,000	$3,080,000	$6,977,000	$10,057,000	$563,000	11/19/2009	44 years
Waianae Mall	$20,150,000	$10,586,000	$13,400,000	$92,000	$10,586,000	$13,492,000	$24,078,000	$1,545,000	6/4/2010	20 years
Northgate Plaza	$5,901 ,000	$3,799,000	$3,302,000	$137,000	$3,798,000	$3,440,000	$7,238,000	$362,000	7/6/2010	20 years
San Jacinto	$4,237,000	$2,979,000	$2,773,000	$—	$2,425,000	$2,429,000	$4,855,000	$153,000	8/11/2010	48 years
Craig Promenade	$7,644,000	$3,650,000	$8,450,000	$9,000	$3,249,000	$7,057,000	$10,305,000	$218,000	3/30/2011	40 years
Pinehurst Square	$9,317,000	$3,270,000	$10,439,000	$93,000	$3,270,000	$10,532,000	$13,802,000	$241,000	5/26/2011	45 years
Cochran Bypass	$1,195,000	$776,000	$1,480,000	$31,000	$776,000	$1,511,000	$2,287,000	$37,000	7/19/2011	25 years
Topaz Marketplace	$7,643,000	$2,120,000	$10,724,000	$—	$2,120,000	$10,724,000	$12,844,000	$92,000	9/23/2011	47 years
Osceola Village	$18,976,000	$6,497,000	$13,400,000	$—	$6,497,000	$13,400,000	$19,897,000	$113,000	10/11/2011	42 years
Constitution Trail	$15,600,000	$9,301,000	$13,806,000	$—	$9,301,000	$13,805,000	$23,106,000	$104,000	10/21/2011	44 years
Summit Point	$12,500,000	$3,139,000	$13,506,000	$—	$3,139,000	$13,506,000	$16,645,000	$18,000	12/21/2011	38 years

Total	$112,639,000	$49,197,000	$98,060,000	$559,000	$48,241,000	$96,873,000	$145,114,000	$3,446,000

S-1

	December 31, 2011	December 31, 2010
Real estate:
Balance at the beginning of the year	$46,842,000	$9,860,000
Improvements	559,000	144,000
Acquisitions	77,947,000	36,838,000
Acquisitions through foreclosure	22,611,000	—
Dispositions	(2,845,000)	—

Balance at the end of the year	$145,114,000	$46,842,000

Accumulated depreciation:
Balance at the beginning of the year	$1,045,000	$28,000
Depreciation expense	2,401,000	1,017,000

Balance at the end of the year	$3,446,000	$1,045,000

See accompanying report of independent registered public accounting firm.

S-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TNP STRATEGIC RETAIL TRUST, INC.

By:	/s/ ANTHONY W. THOMPSON
Anthony W. Thompson
Chairman of the Board, Chief Executive Officer and President

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ ANTHONY W. THOMPSON Anthony W. Thompson	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2012

/s/ JAMES R. WOLFORD James R. Wolford	Chief Financial Officer, Treasurer, Secretary, and Director (Principal Financial and Accounting Officer)	March 30, 2012

/s/ PETER K. KOMPANIEZ Peter K. Kompaniez	Director	March 30, 2012

/s/ PHILLIP I. LEVIN Phillip I. Levin	Director	March 30, 2012

/s/ JEFFREY S. ROGERS Jeffrey S. Rogers	Director	March 30, 2012

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1	Dealer Manager Agreement, dated July 10, 2009 (incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed July 10, 2009, Commission File No. 333-154975 (“Pre-Effective Amendment No. 5”))

1.2	Form of Participating Dealer Agreement (included as Exhibit A to Exhibit 1.1)

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5)

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed November 4, 2008, Commission File No. 333-154975)

4.1	Form of Subscription Agreement (included as Appendix C to the Prospectus)

4.2	Distribution Reinvestment Plan (included as Appendix D to the Prospectus)

4.3	Form of Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11, filed on February 19, 2010, Commission File No. 333-154975)

10.1	Amended and Restated Advisory Agreement, dated August 7, 2010, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010, Commission File No. 333-154975 (“Post- Effective Amendment No. 4”))

10.2	Limited Partnership Agreement of TNP Strategic Retail Operating Partnership, LP, dated December 31, 2008, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Advisor, LLC and TNP Strategic Retail OP Holdings, LLC (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed May 11, 2009, Commission File No. 333-154975)

10.3	Amendment No. 1 to Amended and Restated Advisory Agreement, dated August 7, 2011 and effective as of August 7, 2011, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 9, 2011)

10.4	TNP Strategic Retail Trust, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 5)

10.5	TNP Strategic Retail Trust, Inc. Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 5)

10.6	Twelfth Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated April 27, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc. (incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11, filed June 3, 2010 (Commission File No. 333-154975))

10.7	Thirteenth Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated June 2, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the period ended June 30, 2010, filed August 16, 2010 (the “June 30 Form 10-Q”))

10.8	Property and Asset Management Agreement, dated June 4, 2010, by and between TNP SRT Waianae Mall, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.4 to the June 30 Form 10-Q)

10.9	Loan Agreement, dated September 19, 2005, by and between West Oahu Mall Associates, LLC and IXIS Real Estate Capital, Inc. (incorporated by reference to Exhibit 10.5 to the June 30 Form 10-Q)

10.10	Note and Mortgage Assumption Agreement, dated June 4, 2010, by and among Bank of America, N.A., West Oahu Mall Associates, LLC and TNP SRT Waianae Mall, LLC (incorporated by reference to Exhibit 10.6 to the June 30 Form 10-Q)

10.11	Guaranty of Recourse Obligations, dated as of September 19, 2005, by and between Joseph Daneshgar and IXIS Real Estate Capital, Inc. (incorporated by reference to Exhibit 10.7 to the June 30 Form 10-Q)

10.12	Joinder By and Agreement of New Indemnitor, dated June 4, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., TNP Property Manager, LLC and Anthony W. Thompson (incorporated by reference to Exhibit 10.8 to the June 30 Form 10-Q)

10.13	Reimbursement and Fee Agreement, dated June 9, 2010, by and between TNP Strategic Retail Trust, Inc., TNP SRT Waianae Mall, LLC and Anthony W. Thompson (incorporated by reference to Exhibit 10.10 to the June 30 Form 10-Q)

10.14	Real Estate Purchase Agreement and Escrow Instructions, dated April 6, 2010, by and between TNP Acquisitions, LLC and Crestline Investments, LLC (incorporated by reference to Exhibit 10.11 to the June 30 Form 10-Q)

10.15	First Amendment to Real Estate Purchase Agreement and Escrow Instructions, dated May 5, 2010, by and between Crestline Investments, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.12 to the June 30 Form 10-Q)

10.16	Second Amendment to Real Estate Purchase Agreement and Escrow Instruction, dated May 21, 2010, by and between Crestline Investments, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.13 to the June 30 Form 10-Q)

10.17	Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions, dated June 11, 2010, by and between TNP Acquisitions, LLC and TNP SRT Northgate Plaza Tucson, LLC (incorporated by reference to Exhibit 10.14 to the June 30 Form 10-Q)

10.18	Assumption and Second Modification Agreement, dated July 6, 2010, by and among Crestline Investments, L.L.C., TNP SRT Northgate Plaza Tucson Holdings, LLC and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 4)

10.19	Promissory Note, dated July 10, 2002, by and between Crestline Investments, L.L.C. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 4)

10.20	Guaranty, dated July 6, 2010, by and between TNP Strategic Retail Trust, Inc. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 4)

10.21	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated July 10, 2002, by and among Crestline Investments, L.L.C., Fidelity National Title Agency, Inc. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 4)

10.22	Environmental Indemnity Agreement, dated July 6, 2010, by and among TNP SRT Northgate Plaza Tucson Holdings, LLC, TNP Strategic Retail Trust, Inc. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4)

10.23	Third Omnibus Amendment and Reaffirmation of Loan Documents, dated July 6, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC, Anthony W. Thompson, TNP SRT Northgate Plaza Tucson Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 4)

10.24	Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 9, 2010, by and between Quality Properties Asset Management Company and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 4)

10.25	Conditional Reinstatement and First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 4, 2010, by and between Quality Properties Asset Management Company and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 4)

10.26	Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 9, 2010, by and between TNP Acquisitions, LLC and TNP SRT San Jacinto, LLC (incorporated by reference to Exhibit 10.49 to Post- Effective Amendment No. 4)

10.27	Property Management Agreement, dated August 11, 2010, by and between TNP SRT San Jacinto, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 4)

10.28	Fourth Omnibus Amendment and Reaffirmation of Loan Documents, dated August 11, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC, Anthony W. Thompson, TNP SRT Northgate Plaza Tucson Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 4)

10.29	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated August 11, 2010, by and among TNP SRT San Jacinto, LLC, First American Title Insurance Company and KeyBank National Association (incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 4)

10.32	Environmental and Hazardous Substances Indemnity Agreement, dated August 11, 2010, by and among TNP SRT San Jacinto, LLC, TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 4)

10.31	Sixth Omnibus Amendment and Reaffirmation of Loan Documents, dated as of December 10, 2010, by and between TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC, Anthony W. Thompson, TNP SRT Northgate Plaza Tucson Holdings, LLC, TNP SRT San Jacinto, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on December 16, 2010)

10.32	Revolving Credit Agreement, dated as of December 17, 2010, among TNP SRT Secured Holdings, LLC and the affiliated entitles named therein, KeyBank National Association and KeyBanc Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 21, 2010 (the “December 21 Form 8-K”))

10.33	Revolving Credit Note, dated December 17, 2010, issued by TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC and TNP SRT San Jacinto, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.2 to the December 21 Form 8-K)

10.34	Guaranty Agreement, dated as of December 17, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC, AWT Family Limited Partnership and Anthony W. Thompson (incorporated by reference to Exhibit 10.3 to the December 21 Form 8-K)

10.35	Pledge and Security Agreement, dated as of December 17, 2010, by and between TNP SRT Secured Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.4 to the December 21 Form 8-K)

10.36	Pledge and Security Agreement, dated as of December 17, 2010, by and between TNP Strategic Retail Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the December 21 Form 8-K)

10.37	Pledge and Security Agreement, dated as of December 17, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP SRT Northgate Plaza Tucson Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.6 to the December 21 Form 8-K)

10.38	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 17, 2010, by and among TNP SRT San Jacinto, LLC, First American Title Insurance Company and KeyBank National Association (incorporated by reference to Exhibit 10.7 to the December 21 Form 8-K)

10.39	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 17, 2010, by and among TNP SRT Moreno Marketplace, LLC, First American Title Insurance Company and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the December 21 Form 8-K)

10.40	Environmental and Hazardous Substances Indemnity Agreement, dated as of December 17, 2010, by TNP SRT Moreno Marketplace, LLC, TNP SRT Secured Holdings, LLC, TNP Strategic Retail Operating Partnership, LP, TNP SRT San Jacinto, LLC, TNP Strategic Retail Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.9 to the December 21 Form 8-K)

10.41	Environmental and Hazardous Substances Indemnity Agreement, dated as of December 17, 2010, by TNP SRT San Jacinto, LLC, TNP SRT Secured Holdings, LLC, TNP Strategic Retail Operating Partnership, LP, TNP SRT Moreno Marketplace, LLC, TNP Strategic Retail Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.10 to the December 21 Form 8-K)

10.42	Cash Collateral Pledge and Security Agreement, dated as of December 17, 2010, by and between TNP SRT Secured Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.11 to the December 21 Form 8-K)

10.43	Subordination Agreement, dated as of December 17, 2010, by and among TNP Property Manager, LLC, TNP Strategic Retail Advisor, LLC, TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC and TNP SRT San Jacinto, LLC (incorporated by reference to Exhibit 10.12 to the December 21 Form 8-K)

10.44	Reimbursement Agreement, dated as of December 17, 2010, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC and Anthony W. Thompson (incorporated by reference to Exhibit 10.13 to the December 21 Form 8-K)

10.27	Reimbursement and Fee Agreement, dated as of December 17, 2010, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC and Thompson National Properties, LLC (incorporated by reference to Exhibit 10.14 to the December 21 Form 8-K)

10.46	Reimbursement and Fee Agreement, dated as of December 17, 2010, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC and AWT Family Limited Partnership (incorporated by reference to Exhibit 10.15 to the December 21 Form 8-K)

10.47	Purchase and Sale Agreement, dated August 16, 2010, by and between TNP Acquisitions, LLC and 525, 605, 655, 675, 715, 725, 755, 775 & 785 West Craig Road Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 5, 2011 (the “April 5th Form 8-K”))

10.48	Reinstatement and Second Amendment to Purchase and Sale Agreement, dated September 29, 2010, by and between TNP Acquisitions, LLC and 525, 605, 655, 675, 715, 725, 755, 775 & 785 West Craig Road Holdings, LLC (incorporated by reference to Exhibit 10.2 to the April 5th Form 8-K)

10.49	Fourth Amendment to Purchase and Sale Agreement, dated March 15, 2011, by and between TNP Acquisitions, LLC and 525, 605, 655, 675, 715, 725, 755, 775 & 785 West Craig Road Holdings, LLC (incorporated by reference to Exhibit 10.3 to the April 5th Form 8-K)

10.50	Assignment of Purchase and Sale Agreement, dated March 30, 2011, by and between TNP Acquisitions, LLC and TNPSRT Craig Promenade, LLC (incorporated by reference to Exhibit 10.4 to the April 5th Form 8-K)

10.51	Property and Asset Management Agreement, dated March 30, 2011, by and between TNP SRT Craig Promenade, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.5 to the April 5th Form 8-K)

10.52	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 30, 2011, by TNP SRT Craig Promenade, LLC for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.6 to the April 5th Form 8-K)

10.53	Environmental and Hazardous Substances Indemnity Agreement, dated as of March 30, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP Strategic Retail Operating Partnership, L.P. and TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 10.7 to the April 5th Form 8-K)

10.54	First Omnibus Amendment and Reaffirmation of Loan Documents, dated as of March 30, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, KeyBank National Association, TNP Strategic Retail Operating Partnership, L.P., TNP Strategic Retail Trust, Inc., Thompson National Properties, TNP SRT Northgate Plaza Tucson Holdings, LLC and AWT Family Limited Partnership (incorporated by reference to Exhibit 10.8 to the April 5th Form 8-K)

10.55	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 20, 2011, by TNP SRT Northgate Plaza Tucson, LLC for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 26, 2011 (the “May 26th 8-K”))

10.56	Environmental and Hazardous Substances Indemnity Agreement, dated as of May 20, 2011, by and among TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP Strategic Retail Operating Partnership, L.P. and TNP Strategic Retail Trust, Inc. to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.2 to the May 26th 8-K)

10.57	Second Omnibus Amendment and Reaffirmation of Loan Documents, dated as of May 20, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., Thompson National Properties, LLC, Anthony W. Thompson, AWT Family Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.3 to the May 26th 8-K)

10.58	Joinder Agreement, dated as of May 20, 2011, by and between TNP SRT Northgate Plaza Tucson, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.4 to the May 26th 8-K)

10.59	Partial Release and First Amendment to Pledge and Security Agreement, dated as of May 20, 2011, by and among KeyBank National Association, TNP Strategic Retail Operating Partnership, L.P. and TNP SRT Northgate Plaza Tucson Holdings, LLC (incorporated by reference to Exhibit 10.5 to the May 26th 8-K)

10.60	Real Estate Purchase Agreement and Escrow Instructions, dated as of April 29, 2011 and effective on May 26, 2011, by and among Ineichen Pinehurst Square East, LLC, Smee Pinehurst Square East, LLC, Lee - Pinehurst Square East, LLC, Bartells - Pinehurst Square East, LLC, Tuey - Pinehurst Square East, LLC, W.Bensink Pinehurst Square East, LLC, Ashley - Pinehurst Square East, LLC, Stattner - Pinehurst Square East, LLC, MacPhee - Pinehurst Square East, LLC, Hellings - Pinehurst Square East, LLC, Jacobson - Pinehurst Square East, LLC, Franich Pinehurst Square East, LLC, Bushman Pinehurst Square East, LLC, Shupack Pinehurst Square East, LLC, Bonino Pinehurst Square East, LLC, Jacobson - Pinehurst Square East, LLC, Wilhelm - Pinehurst Square East, LLC, Agrimont - Pinehurst Square East, LLC, T. Matthys Pinehurst Square East, LLC, Figlewicz Pinehurst Square East, LLC, 5-19 Pinehurst Square East, LLC, and Applewood - Pinehurst Square East, LLC (collectively, the “Sellers”), TNP Strategic Retail Operating Partnership, L.P. and Fidelity National Title Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2011 (the “June 2nd 8-K”))

10.61	Bill of Sale, Assignment and Assumption of Leases and Contracts, dated as of May 26, 2011, by and among the Sellers and TNP SRT Pinehurst East, LLC (incorporated by reference to Exhibit 10.2 to the June 2nd 8-K)

10.62	Form of Tax and Redemption Indemnity Agreement by and between TNP Strategic Retail Operating Partnership, L.P., TNP Strategic Retail Trust, Inc. and each Seller (incorporated by reference to Exhibit 10.3 to the June 2nd 8-K)

10.63	Property and Asset Management Agreement, dated as of May 26, 2011, by and between TNP SRT Pinehurst East, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.4 to the June 2nd 8-K)

10.64	Joinder Agreement, dated as of May 26, 2011, by and between TNP SRT Pinehurst East, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the June 2nd 8-K)

10.65	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 26, 2011, by TNP SRT Pinehurst East, LLC for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.6 to the June 2nd 8-K)

10.66	Environmental and Hazardous Substances Indemnity Agreement, dated as of May 26, 2011, by and among TNP SRT Pinehurst East, LLC, TNP SRT Secured Holdings, LLC, TNP Strategic Retail Operating Partnership, L.P., TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC and TNP Strategic Retail Trust, Inc., to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the June 2nd 8-K)

10.67	Third Omnibus Amendment and Reaffirmation of Loan Documents, dated as of May 26, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., Thompson National Properties, LLC, Anthony W. Thompson, AWT Family Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the June 2nd 8-K)

10.68	Real Estate Purchase Agreement and Escrow Instructions, dated as of April 29, 2011, by and among Hesperia – Main Street, LLC, TNP Acquisitions, LLC and Lawyers Title Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2011 (the “June 22nd 8-K”))

10.69	First Amendment to Real Estate Purchase Agreement and Escrow Instructions, dated June 1, 2011, by and between Hesperia – Main Street, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.2 to the June 22nd 8-K)

10.70	Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions, dated June 18, 2011, by and between TNP Acquisitions, LLC and TNP SRT Topaz Marketplace, LLC (incorporated by reference to Exhibit 10.3 to the June 22nd 8-K)

10.71	Loan Sale Agreement, dated June 21, 2011, by and between M&I Ilsley Bank and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 5, 2011 (the “July 5th 8-K”))

10.72	Assignment of Loan Sale Agreement, dated June 28, 2011, by and between TNP Acquisitions, LLC and TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.2 to the July 5th 8-K)

10.73	Split, Amended and Restated Promissory Note A1, dated January 12, 2010, by Constitution Trail, LLC in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.3 to the July 5th 8-K)

10.74	Split, Amended and Restated Promissory Note A2, dated January 12, 2010, by Constitution Trail, LLC in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.4 to the July 5th 8-K)

10.75	Promissory Note B, dated January 12, 2010, by Constitution Trail, LLC in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.5 to the July 5th 8-K)

10.76	Assignment of Mortgage, dated June 28, 2011, by M&I Ilsley Bank in favor of TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.6 to the July 5th 8-K)

10.77	Assignment of Assignment of Rents and Leases, dated June 28, 2011, by M&I Ilsley Bank in favor of TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.7 to the July 5th 8-K)

10.78	General Assignment, dated June 28, 2011, by M&I Ilsley Bank in favor of TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.8 to the July 5th 8-K)

10.79	Promissory Note, dated June 29, 2011, by TNP SRT Constitution Trail, LLC in favor of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.9 to the July 5th 8-K)

10.80	Credit Agreement, dated as of June 29, 2011, by and between TL DOF III Holding Corporation and TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.10 to the July 5th 8-K)

10.81	Reimbursement and Fee Agreement, dated as of June 29, 2011, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP, TNP SRT Constitution Trail, LLC, and Anthony W. Thompson (incorporated by reference to Exhibit 10.11 to the July 5th 8-K)

10.82	Amendment to Credit Agreement, effective as of June 30, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Pinehurst East, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP, Thompson National Properties, LLC, Anthony W. Thompson, AWT Family Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2011)

10.83	Interest Rate Swap Agreement, dated June 13, 2011, by and between TNP SRT Secured Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q filed on August 15, 2011)

10.84	Amendment to Credit Agreement, dated as of August 23, 2011, but effective as of June 29, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Pinehurst East, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2011)

10.85	Amendment to Credit Agreement, dated as of August 25, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Pinehurst East, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 29, 2011)

10.86	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of September 1, 2011, by and between So Wehren Holding Corp. and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 6, 2011)

10.87	Assignment of Purchase and Sale Agreement and Joint Escrow Instructions, dated September 6, 2011, by and between TNP Acquisitions, LLC and TNP SRT Osceola Village, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2011)

10.88	Fourth Amendment to “Real Estate Purchase Agreement and Escrow Instructions,” dated August 31, 2011, by and between TNP SRT Topaz Marketplace, LLC and Hesperia – Main Street, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 6, 2011)

10.89	Fifth Amendment to “Real Estate Purchase Agreement and Escrow Instructions,” dated September 14, 2011, by and between TNP SRT Topaz Marketplace, LLC and Hesperia – Main Street, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2011)

10.90	Property and Asset Management Agreement, dated September 22, 2011, by and between TNP SRT Topaz Marketplace, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2011)

10.91	Joinder Agreement, dated as of September 22, 2011, by and between TNP SRT Topaz Marketplace, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 28, 2011)

10.92	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of September 22, 2011, by TNP SRT Topaz Marketplace, LLC in favor of Commonwealth Land Title Company, for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 28, 2011)

10.93	Environmental and Hazardous Substances Indemnity Agreement, dated as of September 22, 2011, by and among TNP SRT Topaz Marketplace, LLC, TNP SRT Pinehurst East, LLC, TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP Strategic Retail Operating Partnership, L.P. and TNP Strategic Retail Trust, Inc., to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 28, 2011)

10.94	Fourth Omnibus Amendment and Reaffirmation of Loan Documents, dated as of September 22, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Topaz Marketplace, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Pinehurst East, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., TNP Property Manager, LLC, TNP Strategic Retail Advisor, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 28, 2011)

10.95	Second Amendment to Revolving Credit Note, dated as of September 22, 2011, by and among TNP SRT Topaz Marketplace, LLC, TNP SRT Pinehurst East, LLC, TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on September 28, 2011)

10.96	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated September 27, 2011, by and between SoWehren Holding Corp. and TNP SRT Osceola Village, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2011)

10.97	Master Lease Agreement, dated as of October 11, 2011, by and among TNP SRT Osceola Village, LLC, TNP SRT Osceola Village Master Lessee, LLC and TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 14, 2011)

10.98	Guaranty, dated as of October 11, 2011, by TNP Strategic Retail Trust, Inc. in favor of American National Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 14, 2011)

10.99	Springing Guaranty, dated as of October 11, 2011, by Thompson National Properties, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 14, 2011)

10.100	Subordination, NonDisturbance and Attornment Agreement (Master Lease Tenant), dated as of October 11, 2011, by and among TNP SRT Osceola Village Master Lessee, LLC and American National Insurance Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 14, 2011)

10.101	Reimbursement and Fee Agreement, dated as of October 13, 2011, by and between TNP Strategic Retail Trust, Inc. and Thompson National Properties, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 14, 2011)

10.102	Property and Asset Management Agreement, dated October 11, 2011, by and between TNP SRT Osceola Village, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 14, 2011)

10.103	Promissory Note, dated October 11, 2011, by TNP SRT Osceola Village, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 14, 2011)

10.104	Promissory Note, dated October 11, 2011, by TNP SRT Osceola Village, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 14, 2011)

10.105	Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of October 11, 2011, by and between TNP SRT Osceola Village, LLC and American National Insurance Company (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on October 14, 2011)

10.106	Absolute Assignment of Leases and Rents, dated as of October 11, 2011, by and between TNP SRT Osceola Village, LLC and American National Insurance Company (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on October 14, 2011)

10.107	Certificate and Indemnity Regarding Hazardous Substances, dated October 11, 2011, by TNP SRT Osceola Village, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on October 14, 2011)

10.108	Property and Asset Management Agreement, dated as of October 21, 2011, by and between TNP SRT Constitution Trail, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2011)

10.109	Promissory Note, dated as of October 21, 2011, by TNP SRT Constitution Trail, LLC in favor of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 27, 2011)

10.110	Mortgage, Security Agreement and Assignment of Leases and Rents, dated as of October 21, 2011, by SRT Constitution Trail, LLC in favor of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 27, 2011)

10.111	Assignment of Leases and Rents, dated as of October 21, 2011, by TNP SRT Constitution Trail, LLC in favor of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 27, 2011)

10.112	Collateral Assignment of Agreements, Permits and Contracts, dated as of October 21, 2011, by TNP SRT Constitution Trail, LLC in favor of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 27, 2011)

10.113	Assignment of Management Agreement and Subordination of Management Fees, dated as of October 21, 2011, by and among TNP SRT Constitution Trail, LLC, TL DOF III Holding Corporation and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 27, 2011)

10.114	Recourse Guaranty, dated as of October 21, 2011, by Anthony W. Thompson and TNP Strategic Retail Trust, Inc. for the benefit of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 27, 2011)

10.115	Environmental Indemnity Agreement, dated as of October 21, 2011, by TNP SRT Constitution Trail, LLC, Anthony W. Thompson and TNP Strategic Retail Trust, Inc. for the benefit of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 27, 2011)

10.116	Promissory Note, dated as of December 16, 2011, by TNP SRT Constitution Trail, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011)

10.117	Mortgage, Security Agreement and Financing Statement, dated as of December 16, 2011, by TNP SRT Constitution Trail, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 22, 2011)

10.118	Absolute Assignment of Leases and Rents, dated as of December 16, 2011, by TNP SRT Constitution Trail, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 22, 2011)

10.119	Assignment of Development Agreement, dated as of December 16, 2011, by TNP SRT Constitution Trail, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 22, 2011)

10.120	Certificate and Indemnity Regarding Hazardous Substances, dated December 16, 2011, by and between TNP SRT Constitution Trail, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 22, 2011)

10.121	Master Lease Agreement, dated as of December 16, 2011, by and among TNP SRT Constitution Trail, LLC, TNP SRT Constitution trail Master Lessee, LLC and Thompson National Properties, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 22, 2011)

10.122	Guaranty, dated as of December 16, 2011, by Thompson National Properties, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 22, 2011)

10.123	Subordination, NonDisturbance and Attornment Agreement, dated as of December 16, 2011, by and between TNP SRT Constitution Trail Master Lessee, LLC and American National Insurance Company (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 22, 2011)

10.124	Omnibus Amendment to Loan Documents, dated as of December 15, 2011, by and between Torchlight Debt Opportunity Fund III, LLC and TNP SRT Constitution trail, LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on December 22, 2011)

10.125	Subordination and Intercreditor Agreement, dated as of December 15, 2011, by and between American National Insurance Company and Torchlight Debt Opportunity Fund III, LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 22, 2011)

10.126	Purchase and Sale Agreement For Improved Real Estate, dated as of September 29, 2011, by and among CP Summit Retail, LLC, TNP Acquisitions, LLC and First American Title Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 28, 2011)

10.127	Second Amendment to Real Estate Purchase Agreement For Improved Real Estate, dated as of November 22, 2011, by and between CP Summit Retail, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 28, 2011)

10.128	Third Amendment to Real Estate Purchase Agreement For Improved Real Estate, dated as of December 12, 2011, by and between CP Summit Retail, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 28, 2011)

10.129	Fourth Amendment to Real Estate Purchase Agreement For Improved Real Estate, dated as of December 15, 2011, by and between CP Summit Retail, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 28, 2011)

10.130	Assignment of Purchase and Sale Agreement For Improved Real Estate, dated as of December 21, 2011, by and between TNP Acquisitions, LLC and TNP SRT Summit Point, LLC and agreed to by CP Summit Retail, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 28, 2011)

10.131	Guaranty Agreement, dated as of December 21, 2011, by and between TNP Strategic Retail Trust, Inc. and CP Summit Retail, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 28, 2011)

10.132	Property and Asset Management Agreement, dated as of December 21, 2011, by and between TNP SRT Summit Point, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 28, 2011)

10.133	Promissory Note, dated December 21, 2011, by TNP SRT Summit Point, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 28, 2011)

10.134	Loan Agreement, dated as of December 21, 2011, by and between TNP SRT Summit Point, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on December 28, 2011)

10.135	Fee and Leasehold Deed To Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of December 21, 2011, by TNP SRT Summit Point, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 28, 2011)

10.136	Guaranty Agreement, dated as of December 21, 2011, by TNP Strategic Retail Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on December 28, 2011)

10.137	Assignment of Management Agreement and Subordination of Management Fees, dated as of December 21, 2011, by and among TNP SRT Summit Point, LLC, JPMorgan Chase Bank, National Association and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on December 28, 2011)

10.138	Environmental Indemnity Agreement, dated as of December 21, 2011, by TNP SRT Summit Point, LLC and TNP Strategic Retail Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on December 28, 2011)

10.139	Agreement of Purchase and Sale and Joint Escrow Instruction, dated October 21, 2011, by and between LHC Morningside Marketplace, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2012)

10.140	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of December 8, 2011, by and between LHC Morningside Marketplace, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2012)

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; and (iv) Consolidated Statements of Cash Flows