Form 10-Q
period 2012-03-31
TNP Strategic Retail Trust, Inc.
filed 2012-05-15
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, there were 9,134,950 shares of the Registrant’s common stock issued and outstanding.

TNP STRATEGIC RETAIL TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three months ended March 31, 2012 have been prepared by TNP Strategic Retail Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1.	FINANCIAL STATEMENTS

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate
Land	$57,450,000	$48,241,000
Building and improvements	118,775,000	91,120,000
Tenant improvements	8,098,000	5,753,000

	184,323,000	145,114,000
Accumulated depreciation	(4,586,000)	(3,446,000)

Investments in real estate, net	179,737,000	141,668,000

Cash and cash equivalents	2,930,000	2,052,000
Restricted cash	2,736,000	1,196,000
Prepaid expenses and other assets, net	2,083,000	3,132,000
Accounts receivable, net of allowance for doubtful accounts of $223,000 and $228,000, respectively	1,354,000	1,197,000
Acquired lease intangibles, net	21,716,000	17,405,000

Deferred costs
Offering	774,000	1,269,000
Financing fees, net	3,100,000	2,651,000

Total deferred costs, net	3,874,000	3,920,000

Assets held for sale	4,044,000	—

TOTAL	$218,474,000	$170,570,000

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$2,334,000	$2,674,000
Amounts due to affiliates	891,000	1,340,000
Other liabilities	1,320,000	2,296,000
Notes payable	148,123,000	112,395,000
Acquired below market lease intangibles, net	4,886,000	3,621,000

Total liabilities	157,554,000	122,326,000

COMMITMENTS AND CONTINGENCIES
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued and outstanding
Common stock, $0.01 par value per share; 400,000,000 shares authorized; 7,921,143 issued and outstanding at March 31, 2012, 6,007,007 issued and outstanding at December 31, 2011	79,000	60,000
Additional paid-in capital	70,352,000	53,375,000
Accumulated deficit	(12,667,000)	(7,331,000)

Total stockholders’ equity	57,764,000	46,104,000
Non-controlling interest	3,156,000	2,140,000

Total equity	60,920,000	48,244,000

TOTAL	$218,474,000	$170,570,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue:
Rental	$4,976,000	$1,832,000

Expense:
Operating and maintenance	1,667,000	832,000
General and administrative	631,000	418,000
Depreciation and amortization	2,100,000	725,000
Acquisition expenses	1,900,000	410,000
Interest expense	3,099,000	680,000

	9,397,000	3,065,000

Loss before other income (expense)	(4,421,000)	(1,233,000)

Other income and expense:
Interest income	—	1,000

Loss from continuing operations	(4,421,000)	(1,232,000)

Discontinued Operations:
Income from discontinued operations	56,000	15,000

Net loss	$(4,365,000)	$(1,217,000)

Net loss attributable to non-controlling interests	212,000	1,000

Net loss attributable to common stockholders	$(4,153,000)	$(1,216,000)

Net earnings (loss) per share — basic and diluted
Continuing operations	$(0.62)	$(0.49)
Discontinued operations	0.01	0.01

Net earnings (loss) per share — basic and diluted	$(0.61)	$(0.48)

Weighted average number of common shares outstanding — basic and diluted	6,797,797	2,518,786

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Unaudited)

	Number of Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Non- controlling Interest	Total Equity
BALANCE — December 31, 2011	6,007,007	$60,000	$53,375,000	$(7,331,000)	$46,104,000	$2,140,000	$48,244,000
Issuance of common stock	1,888,967	19,000	18,937,000	—	18,956,000	—	18,956,000
Issuance of common units	—	—	86,000	—	86,000	1,285,000	1,371,000
Share redemptions	(17,649)	—	(176,000)	—	(176,000)	—	(176,000)
Offering costs	—	—	(2,289,000)	—	(2,289,000)	—	(2,289,000)

Stock-based compensation	—	—	13,000	—	13,000	—	13,000
Issuance of common stock under DRIP	42,818	—	406,000	—	406,000	—	406,000
Distributions	—	—	—	(1,183,000)	(1,183,000)	(57,000)	(1,240,000)
Net loss	—	—	—	(4,153,000)	(4,153,000)	(212,000)	(4,365,000)

BALANCE — March 31, 2012	7,921,143	$79,000	$70,352,000	$(12,667,000)	$57,764,000	$3,156,000	$60,920,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(4,365,000)	$(1,217,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and write off of deferred financing costs and note payable premium/discount	854,000	65,000
Depreciation and amortization	2,100,000	725,000
Amortization of below market leases	(203,000)	(63,000)
Allowance for doubtful accounts	(5,000)	45,000
Stock-based compensation	13,000	16,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,594,000	108,000
Accounts receivables	(154,000)	(85,000)
Deferred costs	495,000	109,000
Accounts payable and accrued expenses	(315,000)	254,000
Amounts due to affiliates	(449,000)	174,000
Other liabilities	524,000	(51,000)
Restricted cash from operational expenditures	(702,000)	—

Net cash provided by operating activities	387,000	80,000

Cash flows from investing activities:
Acquired below market leases	1,468,000	280,000
Investments in real estate	(43,966,000)	(11,529,000)
Acquired lease intangibles	(5,524,000)	(1,560,000)
Proceeds from real estate sales	791,000	—
Improvements, capital expenditures and leasing costs	(38,000)	—
Escrow deposits	(1,545,000)	—
Net change in restricted cash for capital expenditures	(838,000)	—

Net cash used in investing activities	(49,652,000)	(12,809,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	18,956,000	4,016,000
Redemption of common stock	(176,000)	—
Distributions	(773,000)	(282,000)
Payment of offering costs	(2,289,000)	(459,000)
Proceeds from notes payable	159,037,000	9,250,000
Repayment of notes payable	(123,325,000)	(635,000)
Payment of deferred financing costs	(1,287,000)	(59,000)

Net cash provided by financing activities	50,143,000	11,831,000

Net increase (decrease) in cash and cash equivalents	878,000	(898,000)
Cash and cash equivalents — beginning of period	2,052,000	1,486,000

Cash and cash equivalents — end of period	$2,930,000	$588,000

Supplemental disclosure of non-cash investing and financing activities:
Common units issued in acquisition of real estate	$1,371,000	$—
1031 exchange proceeds used in acquisition of real estate	$486,000	$—
Increase to tenant improvements	$—	$17,000
Deferred offering costs accrued	$774,000	$33,000
Issuance of common stock under the DRIP	$406,000	$142,000
Cash distributions declared but not paid	$293,000	$154,000
Cash paid for interest	$2,186,000	$573,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

From commencement of the Offering through March 31, 2012, the Company had accepted investors’ subscriptions for, and issued, 7,921,143 shares, net of share redemptions, of the Company’s common stock, including 154,565 shares issued pursuant to the DRIP, resulting in gross offering proceeds of $78,310,000.

On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property located in Bismarck, North Dakota, TNP Strategic Retail Operating Partnership, LP, the Company’s operating partnership (the “OP”), issued 287,472 units of common limited partnership interests (the “Common Units”) to certain of the sellers of the Pinehurst Square property who elected to receive Common Units for an aggregate value of $2,587,249, or $9.00 per Common Unit. On March 12, 2012, in connection with the acquisition of the Shops at Turkey Creek, a retail property located in Knoxville, Tennessee, the OP issued 144,324 Common Units to certain of the sellers of Turkey Creek Marketplace who elected to receive Common Units for an aggregate value of $1,371,079, or $9.50 per Common Unit.

The Company intends to use the net proceeds from the Offering to invest in a portfolio of income-producing retail properties throughout the United States, with a focus on grocery anchored multi-tenant retail centers in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. In addition to investments in real estate directly or through joint ventures, the Company may also acquire or originate first mortgages or second mortgages, mezzanine loans or other real estate-related loans, in each case provided that the underlying real estate meets the Company’s criteria for direct investment. The Company may also invest in any other real property or other real estate-related assets that, in the opinion of the Company’s board of directors, meets the Company’s investment objectives.

As of March 31, 2012, the Company’s portfolio included 16 properties comprising 1,560,145 rentable square feet of retail space located in 13 states. As of March 31, 2012, the rentable space at the Company’s retail properties was 84% leased.

The Company’s advisor is TNP Strategic Retail Advisor, LLC, a Delaware limited liability company (“Advisor”). Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business is conducted through the OP. The initial limited partners of the OP were Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“Holdings”). Advisor has invested $1,000 in the OP in exchange for Common Units and Holdings has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it transfers substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of March 31, 2012 and December 31, 2011, the Company owned 94.8% and 95.4%, respectively, of the limited partnership interest in the OP. As of March 31, 2012 and December 31, 2011, Advisor owned 0.01% and 0.02%, respectively, of the limited partnership interest in the OP. Holdings owned 100% of the outstanding Special Units as of March 31, 2012 and December 31, 2011.

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

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810. In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of March 31, 2012, the Company did not have any joint ventures or variable interests in any variable interest entities.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements. In the opinion of management, the financial statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary for a fair and consistent presentation of the results for such periods. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

Non-Controlling Interests

The Company accounts for non-controlling interests in accordance with FASB ASC 810, Consolidation (“ASC 810”). In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent’s stockholders’ equity. Net income (loss) attributable to non-controlling interests as adjusted for distributions in excess of earnings is presented as a reduction from net income (loss) in calculating net income (loss) available to common stockholders on the statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made, and the resulting adjustment is recorded in the consolidated statement of operations.

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

Cash and Cash Equivalents

Cash and cash equivalents represents current bank accounts and other bank deposits free of encumbrances and having maturity dates of three months or less from the respective dates of deposit. As of March 31, 2012 and December 31, 2011, the Company had $1,466,000 and $1,101,000, respectively of cash balances in excess of federally insured limits. The Company limits cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk in cash.

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

The Company analyzes accounts receivable, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. As of March 31, 2012 and December 31, 2011, the Company has an allowance for doubtful account of $223,000 and $228,000, respectively.

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

Acquisition costs are expensed as incurred and costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the three months ended March 31, 2012, the Company acquired five properties, Morningside Marketplace (“Morningside Marketplace”), Woodland West Marketplace (“Woodland West”), Ensenada Square (“Ensenada Square”), the Shops at Turkey Creek (“Turkey Creek”), and Aurora Commons (“Aurora Commons”), and recorded the acquisitions as business combinations and expensed $1,453,000 of acquisition costs. During the three months ended March 31, 2011, the Company acquired one property, Craig Promenade (“Craig Promenade”) and expensed $410,000 of acquisition costs. Costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable have been expensed and are also classified in the consolidated statement of operations as acquisition expenses.

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

Impairment of Investments in Real Estate and Related Intangible Assets and Liabilities

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. The Company did not record any impairment loss on its investments in real estate and related intangible assets during the three months ended March 31, 2012 and 2011.

Assets Held-for-Sale and Discontinued Operations

Certain long-lived assets are classified as held-for-sale and are reported at the lower of their carrying value or their fair value less costs to sell and are no longer depreciated. Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held-for-sale and, (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction, and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the straight-line method which approximates the effective interest method. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close.

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

Per Share Data

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to stockholders by the weighted average number of shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights and its OP Common Units not held by the Company are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to stockholders in the Company’s computation of EPS.

Reclassification

As further discussed in Note 12, certain amounts from the prior year have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB”) issued new accounting guidance ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends various sections of Accounting Codification Statement (“ASC”) 820 and changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. ASU 2011-04 is to be applied prospectively. The Company’s adoption of this ASU for the reporting period ended March 31, 2012, as required, did not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued new accounting guidance ASU No. 2011-11, Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The changes to the ASC as a result of this update are effective for periods beginning on or after January 1, 2013 (January 1, 2013 for the Company) and must be shown retrospectively for all comparative periods presented. This guidance requires new disclosures only, and will have no impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued new accounting guidance ASU No. 2011-10, Derecognition of in Substance Real Estate – a Scope Clarification, which amends ASC Topic 360, Property, Plant and Equipment. ASU No. 2011-10 states that when an investor ceases to have a controlling financial interest in an entity that is in-substance real estate as a result of a default on the entity’s nonrecourse debt, the investor should apply the guidance under ASC Subtopic 360-20, Property, Plant and Equipment – Real Estate Sales to determine whether to derecognize the entity’s assets (including real estate) and liabilities (including the nonrecourse debt). The changes to the ASC as a result of this update are effective prospectively for deconsolidation events occurring during fiscal years, and interim periods within those years, beginning on or after June 15, 2012 (January 1, 2013 for the Company). Adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

3. ACQUISITIONS OF REAL ESTATE

During the three months ended March 31, 2012, the Company acquired the following properties:

								Intangibles
Property	Location	Acquisition Date	Purchase Price	Acquisition Costs	Land	Building and Improvements	Tenant Improvements	Acquired In Place Lease Intangibles	Above Market Lease Assets	Below Market Lease Liabilities
Morningside Marketplace	Fontana, CA	1/9/2012	$18,050,000	$475,000	$6,041,000	$8,959,000	$1,069,000	$2,121,000	$454,000	$(594,000)
Woodland West Marketplace	Arlington, TX	2/3/2012	13,950,000	486,000	2,376,000	9,801,000	693,000	1,619,000	78,000	(617,000)
Ensenada Square	Arlington, TX	2/28/2012	5,025,000	149,000	1,019,000	3,568,000	389,000	600,000	66,000	(467,000)
Shops at Turkey Creek	Knoxville, TN	3/12/2012	4,300,000	123,000	1,416,000	2,327,000	71,000	291,000	252,000	(57,000)
Aurora Commons	Aurora, OH	3/20/2012	7,000,000	220,000	1,013,000	5,164,000	239,000	731,000	—	(147,000)

Total			$48,325,000	$1,453,000	$11,865,000	$29,819,000	$2,461,000	$5,362,000	$850,000	$(1,882,000)

Remaining weighted-average useful lives in years						43.8	10.3	8.7	6.7	8.6

During the three months ended March 31, 2012, total acquisition expenses incurred by the Company were $1,900,000 which included the acquisition expenses of $1,453,000 related to the five successful acquisitions and $447,000 of expenses primarily related to acquisitions that did not materialize.

During the three months ended March 31, 2012, the Company redeemed $1,500,000 of preferred equity that was issued to the sellers of Summit Point Shopping Center, a property that was acquired in December 2011. The amount paid to redeem the preferred equity was accounted for as an additional payment for real estate acquisitions for the three months ended March 31, 2012. Total amount paid including the unpaid accrued preferred return was approximately $1,530,000.

The property data as of the respective acquisition dates, revenues and earnings recognized subsequent to acquisition for each of the first quarter 2012 acquisitions is as follows:

Property	Leasable Square Feet	Occupancy	Revenue	2012 Contribution to Net Income (Loss)

Morningside Marketplace	87,793	93.9%	$253,000	$(701,000)
Woodland West Marketplace	176,414	86.2%	273,000	(586,000)
Ensenada Square	62,676	96.3%	58,000	(154,000)
Shops at Turkey Creek	16,324	100.0%	24,000	(122,000)
Aurora Commons	89,211	92.0%	35,000	(227,000)

Total			$643,000	$(1,790,000)

The sources of funds used for the first quarter 2012 acquisitions are as follows:

	Morningside	Woodland West	Ensenada Square	Turkey Creek	Aurora Commons	Total

Purchase Price	$18,050,000	$13,950,000	$5,025,000	$4,300,000	$7,000,000	$48,325,000

Sources of Funds:
Proceeds from Offering	$3,575,000	$2,656,000	$1,136,000	$610,000	$2,464,000	$10,441,000
Revolving Credit Agreement	11,953,000	—	3,266,000	2,520,000	4,550,000	22,289,000
New Secured Loans/Mortgage	—	11,500,000	—	—	—	11,500,000
Other Borrowings	1,128,000	—	—	—	—	1,128,000
Borrowings from Affiliates	1,355,000	—	—	—	—	1,355,000
1031 Exchange Proceeds	—	—	486,000	—	—	486,000
Issuance of Common Units	—	—	—	1,371,000	—	1,371,000

Total Consideration	$18,011,000	$14,156,000	$4,888,000	$4,501,000	$7,014,000	$48,570,000

The financial information set forth below summarizes the Company’s purchase price allocations for the properties acquired during the three months ended March 31, 2012. Such purchase price allocations are preliminary and may be subject to adjustments as the Company finalizes the valuations of the identifiable tangible and intangible assets acquired and liabilities assumed in these acquisitions.

Assets Acquired:
Investments in real estate	$44,145,000
Acquired lease intangibles	5,362,000
Above-market leases	850,000
Cash and other assets	518,000

50,875,000

Liabilities Assumed:
Below-market leases	1,882,000
Accrued expenses and security deposits	423,000

2,305,000

Estimated fair value of net assets acquired	$48,570,000

4. PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma results of operations for the three months ended March 31, 2012 and 2011 assume that the acquisitions of Morningside Marketplace, Woodland West, Ensenada Square, Turkey Creek and Aurora Commons, were completed as of January 1, 2011.

	For the Three Months Ended March 31,
	2012	2011
Revenues	$5,551,000	$3,186,000

Net loss	$(4,139,000)	$(2,157,000)

Net loss per common share, basic and diluted	$(0.61)	$(0.86)

Weighted-average number of common shares outstanding, basic and diluted	6,797,797	2,518,786

5. INVESTMENTS IN REAL ESTATE

As of March 31, 2012, the Company’s real estate portfolio was comprised of 16 retail properties encompassing 1,560,145 rentable square feet and was approximately 84% leased. The following table provides summary information regarding the properties owned by the Company as of March 31, 2012:

Property	Location	Property Leasable Square Feet	% of portfolio Leasable Square Feet	Date Acquired	Purchase Price	Annualized Base Rent (1)	% of Annualized Base Rent	Occupancy (2)	Average Annual Rent Per Leased Square Feet (3)
Moreno Marketplace	Moreno Valley, CA	78,743	5.0%	11/19/2009	$12,500,000	$1,165,000	6.4%	78.9%	$14.70
Waianae Mall	Waianae, HI	170,275	10.9%	6/4/2010	25,688,000	2,709,000	14.9	80.3	15.91
Northgate Plaza	Tucson, AZ	103,492	6.6%	7/6/2010	8,050,000	911,000	5.0	92.0	8.80
San Jacinto	San Jacinto, CA	53,477	3.4%	8/11/2010	7,088,000	485,000	2.7	71.6	9.02
Craig Promenade	Las Vegas, NV	86,395	5.5%	3/30/2011	12,800,000	949,000	5.2	77.2	10.98
Pinehurst Square East	Bismarck, ND	114,292	7.3%	5/26/2011	15,000,000	1,405,000	7.7	91.6	12.29
Cochran Bypass	Chester, SC	45,817	2.9%	7/19/2011	2,585,000	234,000	1.3	100.0	5.11
Topaz Marketplace	Hesperia, CA	50,359	3.2%	9/23/2011	13,500,000	1,059,000	5.8	100.0	21.03
Osceola Village	Kissimmee, FL	116,645	7.5%	10/11/2011	21,800,000	1,364,000	7.5	77.8	11.69
Constitution Trail	Normal, IL	203,015	13.0%	10/21/2011	18,000,000	2,119,000	11.7	71.4	10.44
Summit Point	Fayetteville, GA	108,307	6.9%	12/21/2011	18,250,000	1,393,000	7.7	83.8	12.86
Morningside Marketplace	Fontana, CA	84,493	5.4%	1/9/2012	18,050,000	1,384,000	8.3	91.6	16.38
Woodland West	Arlington, TX	176,414	11.3%	2/3/2012	13,950,000	1,241,000	6.8	86.2	7.03
Ensenada Square	Arlington, TX	62,676	4.0%	2/28/2012	5,025,000	422,000	2.3	93.3	6.73
Shops at Turkey Creek	Knoxville, TN	16,234	1.0%	3/12/2012	4,300,000	402,000	2.2	100.0	24.76
Aurora Commons	Aurora, OH	89,211	5.7%	3/20/2012	7,000,000	806,000	4.4	92.0	9.03

Total		1,560,145	100%		$203,586,000	$18,048,000	100%	84.4%	13.93

(1)	Annualized base rent represents annualized contractual base rental income as of March 31, 2012.
(2)	Occupancy includes all leased space of the respective acquisition.
(3)	Average annual rent per leased square foot based on leases in effect as of March 31, 2012.

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2012, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 15 years with a weighted-average remaining term (excluding options to extend) of eight years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated unaudited balance sheets and totaled $481,000 and $371,000 as of March 31, 2012 and December 31, 2011, respectively.

As of March 31, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

April 1, 2012 through December 31, 2012	$12,856,000
2013	16,249,000
2014	15,065,000
2015	13,389,000
2016	11,945,000
Thereafter	69,831,000

$139,335,000

As of March 31, 2012, the Company had a concentration of credit risk related to the following tenants’ leases that represented more than 10% of a retail property’s annualized base rent:

Tenant	Property	Annualized Base Rent (1)	Percent of Property Annualized Base Rent	Annualized Base Rent Per Square Foot	Lease Expiration (2)
Stater Brothers	Moreno	$730,000	62.7%	$16.59	November 2028
Wells Fargo	Moreno	120,000	10.3	24.00	November 2023
Longs Drugs	Waianae	636,000	23.5	29.99	January 2021
Wal-Mart	Northgate	245,000	26.9	5.74	May 2025
Dollar Tree Stores	Northgate	106,000	11.6	8.63	January 2015
Huey Tran DDS	San Jacinto	84,000	17.3	38.04	April 2018
Fresh N Easy	San Jacinto	175,000	36.1	12.43	October 2027
Mr. You Chinese Food	San Jacinto	50,000	10.3	24.00	May 2017
Big Lots Store, Inc	Craig	348,000	36.7	11.50	January 2016
Craig Partners PAD A Inc.	Craig	104,000	11.0	19.55	January 2032
Party Pro	Craig	130,000	13.7	10.82	February 2013
Old Navy	Pinehurst	207,000	14.7	13.50	November 2016
TJX Companies	Pinehurst	247,000	17.6	9.50	March 2017
Bi-Lo, Inc.	Cochran	234,000	100.0	5.11	September 2019
Fresh N Easy	Topaz	235,000	22.2	16.82	August 2028
Wood Fire Grill	Topaz	219,000	20.7	21.19	October 2023
Davita	Topaz	197,000	18.6	26.23	August 2018
Schnucks Markets Inc	Constitution	657,000	31.0	11.40	March 2026
Starplex Operating LP	Constitution	749,000	35.3	17.00	February 2029
Publix Super Markets Inc.	Osceola	559,000	31.0	12.25	October 2028
Gregg Appliances Inc.	Osceola	480,000	26.7	16.00	October 2018
Publix	Summit	489,000	36.4	9.00	September 2024
Ralphs	Morningside	727,000	47.9	12.64	October 2021
Randalls Food & Drug	Woodland	441,000	35.5	7.50	June 2022
Kroger	Ensenada	198,000	46.9	5.00	February 2018
Family Dollar Store	Ensenada	99,000	23.4	9.87	June 2013
Karen Denise Jackson/Salon Ensenada	Ensenada	52,000	12.3	14.24	September 2021
Sequoyah Discount Wine & Spirit	Turkey Creek	155,000	38.6	24.24	April 2018
Connors Concepts Inc.	Turkey Creek	47,000	11.7	16.00	October 2014
Karen Denise Jackson	Turkey Creek	200,000	49.8	28.57	November 2019
Marc’s Grocery	Aurora	369,000	45.8	8.63	June 2022

		$9,289,000

(1)	Annualized base rent represents annualized contractual base rental income as of March 31, 2012.
(2)	Represents the expiration dates of leases as of March 31, 2012 and does not take into account any tenant renewal options.

6. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of March 31, 2012 and December 31, 2011, the Company’s acquired lease intangibles and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows:

	Acquired Lease Intangibles		Below-Market Lease Liabilities
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Cost	$25,641,000	$20,864,000	$(5,961,000)	$(4,657,000)
Accumulated Amortization	(3,925,000)	(3,459,000)	1,075,000	1,036,000

Net Amount	$21,716,000	$17,405,000	$(4,886,000)	$(3,621,000)

Increases (decreases) in net income as a result of amortization of the Company’s acquired lease intangibles and below-market lease liabilities for the three months ended March 31, 2012 and 2011 were as follows:

	Acquired Lease Intangibles		Below- Market Lease Liabilities
	For the Three Months Ended		For the Three Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Amortization	$(775,000)	$(396,000)	$203,000	$132,000

The scheduled amortization of acquired lease intangibles and below-market lease liabilities as of March 31, 2012 is as follows:

	Acquired Lease Intangibles	Below-Market Lease Liabilities
April 1, 2012 to December 31, 2012	$3,015,000	$(684,000)
2013	3,429,000	(863,000)
2014	2,773,000	(802,000)
2015	2,046,000	(503,000)
2016	1,683,000	(301,000)
Thereafter	8,770,000	(1,733,000)

	$21,716,000	$(4,886,000)

7. NOTES PAYABLE

As of March 31, 2012 and December 31, 2011, the Company’s notes payable consisted of the following:

				Contractual
	Principal Balance		Interest Rate At	Maturity
	March 31, 2012	December 31, 2011	March 31, 2012 (1)	Date
KeyBank Line of Credit	$34,328,000	$42,968,000	5.50%	12/17/2013
KeyBank Term Loan	33,161,000	—	5.93%	2/1/2017
Other Mortgage Loans Secured By:
Waianae Mall	20,050,000	20,150,000	5.39%	10/5/2015
Cochran Bypass	—	1,195,000	—	1/2/2012
Osceola Village (2)	15,487,000	15,559,000	5.65%	11/1/2016
Osceola Village (2)	3,417,000	3,417,000	10.00%	11/1/2016
Constitutional Trail	9,970,000	10,000,000	5.75%	1/1/2017
Constitutional Trail	5,684,000	5,600,000	15.00%	10/31/2014
Summit Point	12,464,000	12,500,000	5.88%	1/1/2017
Woodland West	10,200,000	—	5.63%	3/1/2017
Woodland West	1,300,000	—	12.00%	3/1/2017
Subordinated Note (3)	1,250,000	1,250,000	8.00%	11/18/2015
Other Short-term Loan	1,040,000	—	9.00%	5/31/2012

	148,351,000	112,639,000
Less: Unamortized Discount	(228,000)	(244,000)

Total	$148,123,000	$112,395,000

(1)	Represents the interest rate in effect as of March 31, 2012.
(2)	The lender is entitled to receive 25% of the net profit from the sale of Osceola Village (see Note 14).
(3)	Subordinate note issued in connection with the acquisition of the Moreno Marketplace.

During the three months ended March 31, 2012 and 2011, the Company incurred $3,099,000 and $680,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $838,000 and $50,000, respectively. In connection with the refinancing completed in January 2012 of the four properties from the KeyBank line of credit into a new KeyBank term loan, the Company wrote off approximately $540,000 of the remaining unamortized deferred financing costs associated with these four properties under the KeyBank line of credit. During the three months ended March 31, 2012 and 2011, interest expense also included the amortization of net premium/(discount) of $(17,000) and $15,000, respectively. As of March 31, 2012 and December 31, 2011, interest expense payable was $470,000 and $430,000, respectively.

The following is a schedule of principal maturities for all of the Company’s notes payable outstanding as of March 31, 2012:

Amount
April 1, 2012 through December 31, 2012	$1,980,000
2013	35,670,000
2014	7,918,000
2015	21,482,000
2016	18,759,000
Thereafter	62,542,000

$148,351,000

KeyBank Line of Credit

In connection with the acquisition of Morningside Marketplace in January 2012, the Company and certain of its subsidiaries entered into a Fifth Omnibus Amendment and Reaffirmation of the Loan Documents (the “Fifth Omnibus Amendment”) relating to the Credit Agreement dated December 17, 2010 (the “Credit Agreement”) to request an advance of $11,953,300 (the “Morningside Loan”) which Morningside Loan was used to acquire the Morningside Marketplace. The Fifth Omnibus Amendment also provided for a temporary increase of the maximum aggregate commitment under the Credit Agreement from $35 million to $43 million through April 30, 2012, at which time any amounts outstanding under the Credit Agreement in excess of $35 million would become due.

In February 2012, the Company and certain of its subsidiaries entered into the Sixth Omnibus Amendment and Reaffirmation of the Loan Documents relating to the Credit Agreement to request an advance of $1,680,300 (the “Cochran Bypass Loan”), which Cochran Bypass Loan was used to refinance the existing indebtedness on Cochran Bypass.

In connection with the acquisition of Ensenada Square in February 2012, the Company and certain of its subsidiaries entered into the Seventh Omnibus Amendment and Reaffirmation of Loan Documents relating to the Credit Agreement to request an advance of $3,266,200 (the “Ensenada Loan”), which Ensenada Loan was used to acquire Ensenada Square.

In connection with the acquisition of the Turkey Creek in March 2012, the Company and certain of its subsidiaries entered into the Eighth Omnibus Amendment and Reaffirmation of Loan Documents relating to the Credit Agreement to request an advance of $2,520,000 (the “Turkey Creek Loan”), which Turkey Creek Loan was used to acquire Turkey Creek.

In connection with the acquisition of Aurora Commons in March 2012, the Company and certain of its subsidiaries entered into the Ninth Omnibus Amendment and Reaffirmation of Loan Documents relating to the Credit Agreement to request an advance of $4,550,000 (the “Aurora Loan”), which Aurora Loan was used to acquire Aurora Commons.

Borrowings pursuant to the Credit Agreement determined by reference to the Alternative Base Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBO Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum, or (2) the maximum rate of interest permitted by applicable law.

Borrowings under the Credit Agreement are secured by (1) pledges by the Company, the OP, TNP SRT Holdings LLC,

(“TNP SRT Holdings”), and certain subsidiaries of TNP SRT Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of TNP SRT Holdings or the Company which, directly or indirectly, owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations, terms and conditions to be paid, performed or observed with respect to the Credit Agreement, (3) a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in Offering), escrow and security deposit accounts and all cash management services of the Company, the OP, TNP SRT Holdings and certain of its subsidiaries, and, (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to the San Jacinto Esplanade, Craig Promenade, Cochran Bypass, Morningside Marketplace, Ensenada Square, Shops at Turkey Creek and Aurora Commons.

KeyBank Term Loan

On January 6, 2012, the Company, through TNP SRT Portfolio I, LLC (“TNP SRT Portfolio”), a wholly owned subsidiary of the OP, obtained a term loan from KeyBank (“KeyBank Loan”) in the original principal amount of

$33,200,000 pursuant to a loan agreement by and between TNP SRT Portfolio and KeyBank and a Promissory Note by TNP SRT Portfolio in favor of KeyBank. The proceeds were used to refinance the portions of the Credit Agreement secured by Pinehurst Square, Northgate Plaza, Moreno Marketplace, and Topaz Marketplace. The loan is due and payable in full on February 1, 2017 and bears an annual interest rate of 5.93%.

Under the credit agreement in place as of March 31, 2012, the Company was not in compliance with certain financial covenants as of March 31, 2012. Subsequent to the end of the quarter, KeyBank agreed to modify certain of the financial covenants under the credit agreement, effective for the period ended March 31, 2012. Subject to this modification, the Company believes it was in compliance with the financial covenants of the credit facility as of March 31, 2012.

Woodland West Acquisition Loans

In connection with the acquisition of Woodland West, the Company borrowed $10,200,000 from JP Morgan Chase Bank, National Association (“JPM”), pursuant to (1) a Promissory Note, Loan Agreement (the “Woodland West Loan Agreement”) and Fee and Leasehold Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement and (2) a mezzanine loan with JPM in the amount of $1,300,000. The $10,200,000 loan bears interest at 5.63% per annum and the principal and interest are due monthly. The mezzanine loan bears interest at 12% per annum the monthly payments are interest-only. The entire unpaid principal balances of both loans and all accrued and unpaid interest thereon are due and payable in full on March 1, 2017.

The Credit Agreement, KeyBank term loan and certain mortgage loans contain customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage.

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

	$148,123,000	$148,123,000
At March 31, 2012	Carrying Value (1)	Fair Value (2)
Notes Payable	$148,351,000	$148,041,000

	$148,123,000	$148,123,000
At December 31, 2011	Carrying Value (1)	Fair Value (2)
Notes Payable	$112,639,000	$112,395,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of March 31, 2012 and December 31, 2011.
(2)	The estimated fair value of the notes payable is based upon indicative market prices of the Company’s notes payable based on prevailing market interest rates.

In March 2011, June 2011 and September 2011, the Company entered into three interest rate cap agreements with KeyBank in the notional amounts of $16.0 million, $10.0 million and $4.0 million and interest rate caps of 7%, effective on April 4, 2011, June 15, 2011, and September 30, 2011, respectively. None of these interest rate cap agreements was designated as a hedge and the $16.0 million and $10.0 million agreements have termination dates of April 4, 2012 and the $4.0 million agreement has a termination date of October 18, 2012. The fair value of the interest rate cap agreements as of March 31, 2012 is de minimus.

9. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company sold 22,222 shares of common stock to Sponsor for an aggregate purchase price of $200,000. As of March 31, 2012, Anthony W. Thompson, the Company’s Chief Executive Officer, directly owned $1,000,000 in shares of the Company’s common stock and the Sponsor, which is controlled by Mr. Thompson, owned $200,000 in shares of the Company’s common stock. As of March 31, 2012 and December 31, 2011, the Company had sold 7,921,143 and 6,007,007 shares of common stock, net of share redemptions, in the Offering, for gross proceeds of approximately $78,310,000 and $59,248,000, respectively.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Common Units

On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property located in Bismark, North Dakota, the OP issued 287,472 Common Units to certain of the sellers of Pinehurst Square East who elected to receive Common Units for an aggregate value of approximately $2,587,249, or $9.00 per Common Unit. On March 12, 2012, in connection with the acquisition of Turkey Creek, a retail property located in Knoxville, Tennessee, the OP issued 144,324 Common Units to certain of the sellers of Turkey Creek who elected to receive Common Units for an aggregate value of approximately $1,371,079, or $9.50 per Common Unit.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of March 31, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The Company’s share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases pursuant to the share redemption program will be made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. During the three months ended March 31, 2012 and 2011, the Company redeemed 17,649 (including 549 shares issued under the DRIP program) and zero shares of common shares under its share redemption program.

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

The following table sets forth the distributions declared and paid to the Company’s common stockholders and non-controlling Common Unit holders for the three months ended March 31, 2012 and for the year ended December 31, 2011:

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to holders of non-controlling Common Units (3)	Cash Distributions to Common Stockholders (2)	Cash Distributions to holders of non-controlling Common Units (2)	Distributions Reinvested	Total Common Stockholder Distributions Paid and Reinvested
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to holders of non-controlling Common Units (3)	Cash Distributions to Common Stockholders (2)	Cash Distributions to holders of non-controlling Common Units (2)	Distributions Reinvested	Total Common Stockholder Distributions Paid and Reinvested
First Quarter 2011	$442,000	$0.05833	$—	$282,000	$—	$142,000	$424,000
Second Quarter 2011	548,000	$0.05833	21,000	338,000	3,000	168,000	506,000
Third Quarter 2011	698,000	$0.05833	49,000	435,000	50,000	206,000	641,000
Fourth Quarter 2011	920,000	$0.05833	49,000	554,000	50,000	283,000	837,000

	$2,608,000		$119,000	$1,609,000	$103,000	$799,000	$2,408,000

(1)	Distributions are declared monthly and are calculated at a monthly cash distribution rate of $0.05833 per share of common stock.
(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
(3)	None of the Common Unit holders of the OP are participating in the Company’s distribution reinvestment program.

Distribution Reinvestment Plan

The Company has adopted the DRIP which allows common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP. For the three months ended March 31, 2012 and 2011, $406,000 and $142,000 in distributions were reinvested and 42,818 and 14,908 shares of common stock were issued under the DRIP, respectively.

10. EARNINGS PER SHARE

EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding unvested shares with non-forfeitable dividend rights are considered participating securities. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.

The following table sets forth the computation of the Company’s basic and diluted (loss) earnings per share:

	For the three months ended March 31,
	2012	2011
Numerator for basic and diluted earnings (loss) per share calculations:
Income (loss) from continuing operations	$(4,421,000)	$(1,233,000)
Less: (Income) / loss attributable to noncontrolling interests	214,000	1,000
Allocation to participating securities	(2,000)	(2,000)

Income (loss) attributable to common stockholders from continuing operations	(4,209,000)	(1,234,000)

Income from discontinued operations	56,000	15,000

Less: (Income) / loss attributable to noncontrolling interests	(2,000)	—

Net income (loss) applicable to common stockholders	$(4,155,000)	$(1,219,000)

Denominator for basic and diluted earnings (loss) per share calculations:
Weighted average shares outstanding - basic and diluted	6,797,797	2,518,786

Amounts attributable to common stockholders per share - basic and diluted:

Continuing Operations	$(0.62)	$(0.49)

Discontinued Operations	0.01	0.01

Net loss per share - basic and diluted	$(0.61)	$(0.48)

Unvested restricted shares that were anti-dilutive	10,833	10,000

11. INCENTIVE AWARD PLAN

The Company adopted an incentive award plan on July 7, 2009 (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees, directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. The Company has reserved 2,000,000 shares of common stock for stock grants pursuant to the Incentive Award Plan.

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

For the three months ended March 31, 2012 and 2011, the Company recognized compensation expense of $13,000 and $16,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of March 31, 2012 and December 31, 2011, there was $53,000 and $66,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted common stock. As of March 31, 2012, this expense is expected to be realized over a remaining period of 1.2 years. As of March 31, 2012 and December 31, 2011, the fair value of the non-vested shares of restricted common stock was $98,000 and 10,833 shares remain unvested. During the three months ended March 31, 2012, there were no restricted stock shares issued and no shares vested.

	Restricted Stock	Weighted Average Grant Date Fair Value
Balance — December 31, 2011	10,833	$9.00
Granted	—	—
Vested	—	—
Balance — March 31, 2012	10,833	$9.00

12. DISCONTINUED OPERATIONS

The Company reports as discontinued operations, properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income on the condensed consolidated statements of operations under the caption “Discontinued operations.”

During the three months ended March 31, 2012, the Company sold one of the real estate pads, commonly known as the KFC pad, at Morningside Marketplace, a property that was acquired by the Company in January 2012, for approximately $1,200,000. No gain or loss was recognized in connection with the disposition. The Company reclassified the operations related to the KFC pad at Morningside Marketplace as discontinued operations. Additionally, the Company reclassified the operations related to the other two Morningside pads sold in April 2012 as discontinued operations since they represented properties held for sale at March 31, 2012.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2012 and 2011 are shown below.

	Three Months Ended March 31,
	2012	2011
Discontinued operations:
Revenues from rental property	$69,000	$22,000

Rental property expenses	(13,000)	(7,000)

Income (loss) from discontinued operating properties, before income taxes	56,000	15,000
Gain (loss) on sale of real estate	—	—

Income from discontinued operations attributable to the Company	$56,000	$15,000

As of March 31, 2012, the Company had classified as held-for-sale two other real estate pads at Morningside Marketplace with a book value of approximately $4,044,000. These two real estate pads were sold in April 2012 with no resulting gain or loss. The Company’s determination of the carrying value allocated to these pads of approximately $4,044,000 was based upon the fair value determined on the acquisition date. These pads are included in assets held for sale on the Company’s condensed consolidated balance sheets and are comprised of the following as of March 31, 2012:

Assets held for sale:
Land	$2,109,000
Building and site improvements	1,637,000
Tenant improvements	21,000
Lease intangibles	275,000
Tenant receivables	2,000

Assets classified as held for sale	$4,044,000

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

On August 7, 2011, the Company, the OP and Advisor entered into Amendment No.1 to the Advisory Agreement, effective as of August 7, 2011, in order to renew the term of the Advisory Agreement for an additional one-year term expiring on August 7, 2012. On January 12, 2012, the board of directors approved Amendment No. 3 to the Advisory Agreement to provide for the payment of a financing coordination fee to Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP.

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

As of March 31, 2012 and December 31, 2011, organization and offering costs incurred by Advisor on the Company’s behalf were $3,080,000 and $3,016,000, respectively. These costs are payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of the

Offering. As of March 31, 2012 and December 31, 2011, organization and offering costs exceeded 3.0% of the gross proceeds of the Offering, thus the amount in excess of the 3.0% limit, or $774,000 and $1,269,000, respectively, has been deferred. As of December 31, 2011, the Company had reimbursed the Advisor approximately $298,000 in excess of the 3.0% limit as a result of certain expenses being reclassified as organization and offering expense. The reimbursement with respect to the December 31, 2011 excess amount was subsequently approved by the Company’s board of directors. As of March 31, 2012, $296,000 of such amount remained in excess of the 3.0% limit. All organization costs of the Company are recorded as an expense when the Company has an obligation to reimburse Advisor.

Selling Commissions and Dealer Manager Fees

The Dealer Manager receives a sales commission of 7.0% of the gross proceeds from the sale of shares of common stock in the primary offering. The Dealer Manager also receives 3.0% of the gross proceeds from the sale of shares in the primary offering in the form of a dealer manager fee as compensation for acting as the dealer manager. For the three months ended March 31, 2012 and 2011, the Company incurred sales commissions of $1,196,000 and $306,000, respectively. For the three months ended March 31, 2012 and 2011, the Company incurred dealer manager fees of $534,000 and $115,000, respectively. As of March 31, 2012, the Company incurred $5,028,000 of sales commissions and $2,198,000 of dealer manager fees, which are recorded as an offset to additional paid-in-capital.

Reimbursement of Operating Expenses

The Company reimburses Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which the Company’s operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets (as defined in the Charter), or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guideline”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of the 2%/25% guideline if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended March 31, 2012, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% guideline.

The Company reimburses Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives a separate fee or with respect to an officer of the Company. For the three months ended March 31, 2012 and 2011, the Company incurred and paid $182,000 and $101,000, respectively of administrative services to Advisor.

Property Management Fee

The Company pays TNP Property Manager, LLC (“TNP Manager”), its property manager and an affiliate of Advisor, a market-based property management fee of up to 5.0% of the gross revenues generated by each property in connection with the operation and management of the Company’s properties. TNP Manager may subcontract with third party property managers and is responsible for supervising and compensating those property managers. For the three months ended March 31, 2012 and 2011, the Company incurred $250,000 and $81,000, respectively, in property management fees to TNP Manager. As of March 31, 2012 and December 31, 2011, property management fees of $31,000 and $15,000, respectively, were included in amounts due to affiliates.

Acquisition and Origination Fee

The Company pays Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. The Company incurred and paid $1,212,000 and $320,000 in acquisition fees to Advisor during the three months ended March 31, 2012 and 2011.

The Company pays Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate related loans. The Company did not incur any loan origination fees to Advisor for the three months ended March 31, 2012 and 2011. As of March 31, 2012 and December 31, 2011, there were no acquisition and loan origination fees due to affiliates.

Asset Management Fee

The Company pays Advisor a monthly asset management fee equal to one-twelfth of 0.6% on all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. On November 11, 2011, the board of directors approved Amendment No. 2 to the Advisory Agreement to clarify that upon termination of the Advisory Agreement, any asset management fees that may have accumulated in arrears, but which had not been earned pursuant to the terms of the Advisory Agreement, will not be paid to Advisor. Because the payment of asset management fees was determined to be remote, the Company reversed asset management fees that had been accrued, but which had not been earned, through June 30, 2011.

Disposition Fee

If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. For the three months ended March 31, 2012, the Company incurred $24,000 of disposition fees payable to Advisor related to the disposition of the KFC pad at Morningside Marketplace. For the three months ended March 31, 2011, the Company did not incur any disposition fees payable to Advisor. As of March 31, 2012 and December 31, 2011, the amount payable to Advisor was $24,000 and $0, respectively.

Leasing Commission Fee

On June 9, 2011, pursuant to Section 11 of the Advisory Agreement with the Advisor, the Company’s board of directors approved the payment of fees to the Advisor for services it provides in connection with leasing the Company’s properties. The amount of such leasing fees will be usual and customary for comparable services rendered for similar real properties in the geographic market of the properties leased. The leasing fees will be in addition to the market-based fees for property management services payable by the Company to TNP Manager, an affiliate of the Advisor. For the three months ended March 31, 2012 and 2011, the Company incurred and paid approximately $5,000 and $0 of lease commissions to Advisor or its affiliates, respectively.

Financing Coordination Fee

On January 12, 2012, the board of directors approved Amendment No. 3 to the Advisory Agreement to provide for the payment of a financing coordination fee to Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP. For the three months ended March 31, 2012, the Company incurred and paid $361,000 of financing coordination fees to Advisor or its affiliates.

Guaranty Fees

In connection with certain acquisition financings, the Company’s Chairman and Chief Executive Officer and/or the Sponsor had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. For the three months ended March 31, 2012 and 2011, the Company incurred approximately $13,000 and $10,000, respectively, of guaranty fees. As of March 31, 2012 and December 31, 2011, guaranty fees of approximately $62,000 and $50,000, respectively, were included in amounts due to affiliates. At March 31, 2012, the Company’s outstanding guaranty agreements relate to the guarantee on the financing on Waianae Mall, Constitution Trail and Osceola Village.

Related Party Loans

In connection with the acquisition of Morningside Marketplace in January 2012, the Company financed the payment of a portion of the purchase price for Morningside Marketplace with the proceeds of (1) a loan in the aggregate principal amount of $235,000 from the Sponsor, (2) a loan in the aggregate principal amount of $200,000 from Mr. James Wolford, the Company’s Chief Financial Officer, and (3) a loan in the aggregate principal amount of $920,000 from Mrs. Sharon Thompson, the spouse of Mr. Anthony W. Thompson, the Company’s Chairman, Chief Executive Officer and President (collectively, the “Morningside Affiliate Loans”). The Morningside Affiliate Loans each accrued interest at a rate of 12% per annum and were due on April 8, 2012. All Morningside Affiliate Loans including unpaid accrued interest were paid in full as of March 31, 2012.

Summary of Related Party Fees

Summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2012 and 2011, respectively, and payable as of March 31, 2012 and December 31, 2011:

	Incurred		Payable
	Three months ended March 31,		As of March 31,	As of December 31,
	2012	2011	2012	2011
Expensed
Asset management fees	$—	$80,000	$—	$—
Reimbursement of operating expenses	182,000	101,000	—	—
Acquisition fees	1,212,000	320,000	—	—
Property management fees	250,000	81,000	31,000	16,000
Guaranty fees	13,000	10,000	62,000	50,000
Lease commissions	5,000	—	—	5,000
Organization and offering costs	64,000	64,000	774,000	1,269,000
Disposition fees	24,000	—	24,000	—
Interest expense on notes payable	20,000	—	—	—

Total	$1,770,000	$656,000	$891,000	$1,340,000

Capitalized
Financing coordination fees	$361,000	$—	$—	$—

Additional Paid-in Capital
Selling commissions	$1,196,000	$306,000	$—	$68,000
Dealer manager fees	534,000	115,000	—	30,000

	$1,730,000	$421,000	$—	$98,000

14. COMMITMENTS AND CONTINGENCIES

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, the Company, through its subsidiary, granted its lender a profit participation in the property equal to 25% of the net profits received by the Company upon the sale of the property (the “Profit Participation Payment”). Net profits is calculated as (1) the gross proceeds received by the Company upon a sale of the property in an arms-length transaction at market rates to third parties less (2) the sum of: (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with the Company, including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000.00. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, the Company shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, the Company shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. The Company’s liability associated with the Profit Participation Payment was $34,000 and $0 at March 31, 2012 and December 31, 2011, respectively.

Additionally, in connection with the acquisition financing on Osceola Village, the Company entered into a Master Lease Agreement (the “Master Lease”) with TNP SRT Osceola Village Master Lessee, LLC, a wholly owned subsidiary of the OP (the “Master Lessee”). Pursuant to the Master Lease, TNP SRT Osceola Village leased to Master Lessee the approximately 23,000 square foot portion of Osceola Village which was not leased to third-party tenants as of the closing date (the “Premises”). The Master Lease provides that the Master Lessee will pay TNP SRT Osceola Village a monthly rent in an amount equal to $36,425, provided that such monthly amount will be reduced proportionally for each square foot of space at the premises subsequently leased to third-party tenants pursuant to leases which are reasonably acceptable to the lender and which satisfy certain criteria set forth in the Master Lease (“Approved Leases”). The Master Lease has a seven-year term, subject to earlier expiration upon the earlier to occur of (1) the date on which all available rentable space at the Premises is leased to third-party tenants pursuant to Approved Leases and (2) the date on which the mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale). The Master Lessee has no right to assign or pledge the Master Lease or to sublet any part of the premises without the prior written consent of TNP SRT Osceola Village and the lender.

Constitution Trail Contingency

In connection with the Constitution Trail financing, TNP SRT Constitution Trail, LLC, a wholly owned subsidiary of the OP (“TNP SRT Constitution Trail”), TNP SRT Constitution Trail Master Lessee, LLC (the “Starplex Master Lessee”), a wholly owned subsidiary of the OP, and the Sponsor, entered into a Master Lease Agreement with respect to a portion of Constitution Trail (the “Starplex Master Lease”). Pursuant to the Starplex Master Lease, TNP SRT Constitution Trail leased to the Starplex Master Lessee an approximately 7.78 acre parcel of land included in the Constitution Trail Property, and the approximately 44,064 square foot Starplex Cinemas building located thereon (the “Starplex Premises”). The Starplex Master Lease provides that, in the event that the annual gross sales from the Starplex premises are less than $2,800,000, then thereafter the Starplex Master Lessee will pay TNP SRT Constitution Trail a monthly rent in an amount equal to $62,424 ($749,088 annually), subject to an offset based on any minimum annual rent for the Starplex premises received by TNP SRT Constitution Trail. The Starplex Master Lease will expire upon the earlier to occur of (1) December 31, 2018 and (2) the date on which the Constitution Trail mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale or refinancing of the Constitution Trail Loan). The Starplex Master Lessee has no right to assign or pledge the Starplex Master Lease or to sublet any part of the Starplex premises without the prior written consent of TNP SRT Constitution Trail and the lender of the mortgage loan.

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

Status of the Offering

As of May 4, 2012, the Company had sold 9,134,950 shares of common stock in the Offering for gross offering proceeds of $90,730,000, including 172,107 shares of common stock under the DRIP for gross offering proceeds of $1,635,000.

Distributions

On March 31, 2012, the Company authorized a monthly distribution in the aggregate of $437,000, of which $271,000 was paid in cash on or about April 15, 2012 and $166,000 was paid through the DRIP in the form of additional shares issued on or about April 15, 2012. On April 30, 2012, the Company authorized a monthly distribution in the aggregate of $492,000 of which $304,000 will be paid in cash on or about May 15, 2012 and $188,000 will be paid through the DRIP in the form of additional shares issued on or about May 15, 2012.

On March 31, 2012, the Company authorized a monthly distribution related to the non-controlling Common Units in the aggregate of $22,000, all of which was paid in cash on or about April 15, 2012. On April 30, 2012, the Company authorized a monthly distribution related to the non-controlling Common Units in the aggregate of $25,000, all of which will be paid in cash on or about May 15, 2012.

Property Acquisitions

The Company anticipates closing by May 22, 2012 an acquisition of a fee simple interest in a multitenant retail center located in Florissant, Missouri, commonly known as Florissant Marketplace, for an aggregate purchase price of $15,250,000, exclusive of closing costs. The acquisition will be financed with (1) proceeds from the Offering and (2) approximately $14,440,000 in funds borrowed under the Credit Agreement. The acquisition of Florissant Marketplace is subject to various conditions to closing and there are no assurances that the closing will occur on the anticipated time frame or at all.

Property Dispositions

On April 16, 2012, the Company sold two real estate parcels at the Morningside Marketplace for an aggregate sale price of $4,098,000.

Proposed Amendment of Credit Agreement

As of May 15, 2012, the Company, the OP, and certain of the Company’s subsidiaries were negotiating and intend to enter into a Tenth Omnibus Amendment and Reaffirmation (the “Tenth Omnibus Amendment”) of the Loan Documents relating to the Credit Agreement with KeyBank. The Tenth Omnibus Amendment would provide for a temporary increase of the maximum aggregate lending commitment of KeyBank under the Credit Agreement from $35 million to $60 million (the “Temporary Increase”) through December 1, 2012, and would modify certain financial covenants effective March 31, 2012. Following October 1, 2012, any amounts repaid under the Temporary Increase may not be reborrowed. Following December 1, 2012, any amounts outstanding under the Credit Agreement in excess of $45 million would become due and payable in full without notice or demand. In connection with the Temporary Increase, the Company would pay KeyBank a $62,500 fee. There is no assurance that the Company will enter into this amendment on these terms or at all.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on March 30, 2012, which we refer to herein as our “Form 10-K.” As used herein, the terms “we,” “our,” and “us” refer to TNP Strategic Retail Trust, Inc. and, as required by context, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

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

•

We are dependent on TNP Strategic Retail Advisor, LLC, our advisor, to manage our operations. We are also dependent on our dealer manager, which is also an affiliate of our sponsor, to conduct our public offering. Our advisor and dealer manager depend on the capital from Thompson National Properties, LLC, our sponsor, and fees and other compensation that they receive from us in connection with our public offering and the purchase, management and sale of assets to conduct their operations. Our sponsor has a limited operating history and, since inception, has operated at a significant net loss. Our sponsor also has substantial secured and unsecured debt obligations coming due over the next four years. To the extent that our sponsor is unable to negotiate a modification to its debt obligations or our sponsor’s financial condition does not improve or deteriorates, it may adversely impact our advisor’s and our dealer manager’s ability to perform their duties to us or could have an adverse effect on our ability to raise proceeds in our public offering and our operations and could cause the value of your investment to decrease. Moreover, such adverse conditions could require a substantial amount of time on the part of our advisor and its affiliates, thereby decreasing the amount of time they spend actively managing our investments. Any adverse changes in the financial condition of our advisor dealer manager, or our sponsor or our relationship with them could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments and our dealer manager’s ability to raise proceeds in our public offering.

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

•

We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to increased vacancies at our properties (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service and our ability to pay distributions to our stockholders.

•

Our current and future investments in real estate and other real estate related investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.

•

Revenues from properties securing our loan investments could decrease. Such events would make it more difficult for the borrowers under our loan investments to meet their payment obligations to us. It could also make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

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

Overview

We were formed as a Maryland corporation on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties located throughout the United States, with a focus on grocery anchored multitenant retail centers in the Western United States. We may also invest in other real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. Subject to certain restrictions and limitations, our business is managed by TNP Strategic Retail Advisor, LLC, our external advisor, pursuant to an advisory agreement. We refer to TNP Strategic Retail Advisor, LLC as our “advisor.” Our advisor conducts our operations and manages our portfolio of real estate investments. We have no paid employees. TNP Securities, LLC, an affiliate of our advisor, serves as our dealer manager for our initial public offering. We refer to TNP Securities, LLC as “TNP Securities” or our “dealer manager.”

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

As of March 31, 2012, we had accepted investors’ subscriptions for, and issued, 7,921,143 shares of our common stock, including 154,565 shares issued pursuant to our distribution reinvestment plan, resulting in total offering proceeds of approximately $78,310,000, net of redemptions.

On March 16, 2012, our board of directors determined an estimated value per share of our common stock of $10.14 as of December 31, 2011. In determining an estimated value of a share of our common stock, our board of directors relied upon information provided by our advisor, appraisal reports prepared by third parties on certain of our properties and other factors our board of directors deemed relevant. Our board of directors also took into account the estimated value of our other assets and liabilities, including a reasonable estimate of the value of our debt obligations. However, our board of directors did not consider certain other factors, such as a liquidity discount, because they did not believe such factors were appropriate or necessary under the circumstances. The estimated value per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated value per share is not a representation, warranty or guarantee that a stockholder would receive this amount if he sold his shares or we consummated a liquidity event. For additional information on the methodology used by our board of directors to determine our estimated value per share of our common stock, see our Current Report on Form 8-K filed with the SEC on March 21, 2012. See also, “Risk Factors—Our board of directors determined an estimated per share value of $10.14 for our shares of common stock as of December 31, 2011. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.” in our Form 10-K.

We have elected to qualify as a REIT for federal income tax purposes commencing with the year ended December 31, 2009, and therefore we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income. As of March 31, 2012, we believe we were in compliance with the REIT requirements.

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

Although during the financial crisis and economic downturn, commercial real estate transactions experienced a sharp decline in volume, the recent trends show a rebound in activity as more commercial properties come into the market as loans mature and marginally performing properties default and banks increase their foreclosures. Additionally, new lending is increasing. The commercial mortgage-backed securities market has again become a source of liquidity and debt capital and we have seen additional debt capital provided by lenders such as life insurance companies, local and regional banks and debt funds. The availability of additional capital has improved the volume of transactions in the commercial real estate market.

Properties

As of March 31, 2012, our portfolio included the 16 properties below, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of 1,560,145 square feet of single- and multi tenant, commercial retail space located in 13 states, which we purchased for an aggregate purchase price of $203,736,000.

Property Name	Location
Moreno Marketplace	Moreno Valley, California
Waianae Mall	Oahu, Hawaii
Northgate Plaza	Tucson, Arizona
San Jacinto Esplanade	San Jacinto, California
Craig Promenade	Las Vegas, Nevada
Pinehurst Square East	Bismarck, North Dakota
Cochran Bypass	Chester, South Carolina
Topaz Marketplace	Hesperia, California
Constitution Trail Shopping Center	Normal, Illinois
Osceola Village	Kissimmee, Florida
Summit Point Shopping Center	Fayetteville, Georgia
Morningside Marketplace	Fontana, California
Woodland West	Arlington, Texas
Ensenada Square	Arlington, Texas
Shops at Turkey Creek	Knoxville, Tennessee
Aurora Commons	Aurora, Ohio

First Quarter 2012 Highlights

•	We acquired five retail properties for an aggregate purchase price of approximately $48,325,000, excluding closing costs.

•

We financed the five acquisitions with (1) the issuance of 144,324 limited partnership units of our operating partnership, valued at $1,371,000; (2) affiliate borrowings aggregating $1,355,000, all of which had been paid off as of March 31, 2012; (3) borrowings under our line of credit with KeyBank, National Association, or KeyBank, aggregating $22,289,000; (4) other third party borrowings aggregating $12,600,000; and (5) offering proceeds of approximately $10,000,000.

•

On January 6, 2012, we, through TNP SRT Portfolio I, LLC, our wholly owned subsidiary, obtained a loan from KeyBank in the principal amount of $33,200,000 to refinance the four properties that were originally financed under the KeyBank line of credit.

•

We amended the KeyBank credit agreement (through the Fifth Omnibus Amendment) in connection with the closing of the acquisition of the Morningside Marketplace to temporarily increase the maximum aggregate commitment from $35.0 million to $43.0 million through April 30, 2012.

•

We amended the KeyBank credit agreement (through the Sixth Omnibus Amendment) to request an advance of $1,680,300 in connection with the refinancing of the underlying loan on Cochran Bypass in February 2012 into the KeyBank credit agreement.

•

On January 12, 2012, we, our operating partnership and our advisor entered into Amendment No. 3 to the Advisory Agreement, effective as of January 1, 2012, in order to provide for the payment of a financing coordination fee by us to our advisor in an amount equal to 1.0% of any amount financed or refinanced by us or our operating partnership.

•	On March 16, 2012, our board of directors determined an estimated value per share of our common stock of $10.14 as of December 31, 2011.

•	We declared total distributions to our common stockholders of $1,183,000 (including $406,000 of distributions reinvested under our DRIP).

Property Acquisitions During the Three Months Ended March 31, 2012

Morningside Marketplace

On January 9, 2012, we acquired a fee simple interest in a multitenant retail center located in Fontana, California, commonly known as Morningside Marketplace, for an aggregate purchase price of $18,050,000, excluding closing costs. The acquisition was financed with (1) proceeds from our public offering, (2) approximately $11,953,000 in funds borrowed under our credit agreement with KeyBank, (3) approximately $1,200,000 in funds borrowed from SMB Equity, LLC, a third party lender, and (4) approximately $1,355,000 in funds borrowed from our sponsor and other affiliates. For more information on the affiliated loans, see Note 13, Related Party Transaction in the condensed consolidated financial statements included herein.

Woodland West Marketplace

On February 3, 2012, we acquired a fee simple interest in a multitenant retail center located in Arlington, Texas, commonly known as Woodland West Marketplace, for an aggregate purchase price of $13,950,000, excluding closing costs. We financed the purchase price for the Woodland West Marketplace with proceeds from (1) our public offering, (2) a loan in the amount of $10,200,000 from JP Morgan Chase Bank, National Association, or JPM, and (3) a mezzanine loan in the amount of $1,300,000 from JPM.

Ensenada Square

On February 28, 2012, we acquired a fee simple interest in a multitenant retail center located in Arlington, Texas, commonly known as Ensenada Square, for an aggregate purchase price of $5,025,000, excluding closing costs. We financed the purchase price of Ensenada Square with proceeds from (1) our public offering and (2) approximately $3,266,000 in funds borrowed under our credit agreement with KeyBank.

Shops at Turkey Creek

On March 12, 2012, we acquired a fee simple interest in a multitenant retail center located in Knoxville, Tennessee, commonly known as the Shops at Turkey Creek, or Turkey Creek, in an UPREIT transaction with our operating partnership, for an aggregate purchase price of $4,300,000, excluding closing costs. We financed the purchase price for Turkey Creek through (1) the issuance of 144,324 common units of our operating partnership to the sellers of Turkey Creek and (2) approximately $2,520,000 in funds borrowed under our credit agreement with KeyBank.

Aurora Commons

On March 20, 2012, we acquired a fee simple interest in a multitenant retail center located in Aurora, Ohio, commonly known as the Aurora Commons, for an aggregate purchase price of $7,000,000, excluding closing costs. We financed the purchase price of Aurora Commons with proceeds from (1) our public offering and (2) approximately $4,550,000 in funds borrowed under our credit agreement with KeyBank.

Results of Operations

Our results of operations for the three months ended March 31, 2012 are not indicative of those expected in future periods.

Comparison of the three months ended March 31, 2012 versus the three months ended March 31, 2011

The following table provides summary information about our results of operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Increase	Percentage
	2012	2011	(Decrease)	Change
Rental revenue	$4,976,000	$1,832,000	$3,144,000	172%
Interest income	—	1,000	(1,000)	100
Operating and maintenance expenses	1,667,000	832,000	835,000	100
General and administrative expenses	631,000	418,000	213,000	51
Depreciation and amortization expense	2,100,000	725,000	1,375,000	190
Acquisition expenses	1,900,000	410,000	1,490,000	363
Interest expense	3,099,000	680,000	2,419,000	356
Income (loss) from discontinued operations	56,000	15,000	41,000	273
Net loss	(4,365,000)	(1,217,000)	(3,148,000)	259

Revenue

Revenues increased by $3,144,000 to $4,976,000 during the three months ended March 31, 2012 compared to $1,832,000 for the three months ended March 31, 2011. The increase was primarily due to 11 additional property acquisitions since March 31, 2011. The occupancy rate for our property portfolio was 84% based on 1,560,145 rentable square feet as of March 31, 2012 compared to 82% on 500,733 rentable square feet as of March 31, 2011. We expect rental income to increase in future periods as we acquire additional real estate investments and have full period operations from existing real estate investments.

Operating and maintenance expenses

Operating and maintenance expense increased by $835,000 to $1,667,000 during the three months ended March 31, 2012 compared to $832,000 for the three months ended March 31, 2011. This increase was primarily due to the acquisition of 11 properties since March 31, 2011 and having a full year of operating results for properties acquired in 2010. Included in operating and maintenance expenses are property management fees paid to an affiliate of our advisor of $250,000 and $81,000 for the three months ended March 31, 2012 and 2011, respectively. We expect these expenses to increase in future periods as a result of the acquisition of additional properties.

General and administrative expenses

General and administrative expenses increased by $213,000 to $631,000 during the three months ended March 31, 2012 compared to $418,000 for the three months ended March 31, 2011. General and administrative expenses consisted primarily of legal fees, audit fees, restricted stock compensation, directors’ fees, salaries, tax fees, abandoned project costs and administrative expenses reimbursable to our advisor.

Depreciation and amortization expense

Depreciation and amortization expense increased by $1,375,000 to $2,100,000 during the three months ended March 31, 2012 compared to $725,000 for the three months ended March 31, 2011. The increase was primarily due to 11 additional property acquisitions since March 31, 2011. We expect these amounts to increase in future years as a result of owning certain of our properties for a full year and as a result of anticipated future acquisitions.

Acquisition expenses

Acquisition expense increased by $1,490,000 to $1,900,000 during the three months ended March 31, 2012 compared to $410,000 for the three months ended March 31, 2011. The increase was primarily due to the acquisition expenses for the five properties acquired during the first quarter 2012 compared to the one acquisition that was consummated during the first quarter 2011.

Interest expense

Interest expense increased by $2,419,000 to $3,099,000 during the three months ended March 31, 2012 compared to $680,000 for the three months ended March 31, 2011. The increase was primarily due to the increased debt levels associated with the acquisition of 11 additional properties since March 31, 2011. Interest expense for the three months ended March 31, 2012 included the amortization and write-off of deferred financing costs of $838,000. The writeoff of approximately $540,000 of unamortized deferred financing costs was as a result of the refinancing of the four properties from our credit agreement onto a new term loan completed during the three months ended March 31, 2012. Our 11 additional real estate property acquisitions were financed with $100.3 million of indebtedness. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income from discontinued operations

Income from discontinued operations increased by $41,000 to $56,000 during the three months ended March 31, 2012 compared to $15,000 for the three months ended March 31, 2011. Income from discontinued operations for the three months ended March 31, 2012 relates to the operating income of the KPC pad at Morningside Marketplace which was acquired and sold during the three months ended March 31, 2012. Income from discontinued operations for the three months ended March 31, 2011 relates to the operating income of the pad at San Jacinto Esplanade which was sold in November 2011.

Net loss

Net loss for the three months ended March 31, 2012 was $4,365,000 compared to a net loss of $1,217,000 for the same period in 2011. The increase in the net loss is attributed to non-recurring acquisition expense related to the five acquisitions completed during the quarter as well as the additional interest expense related to the write-off of loan fees as a result of property refinancing. We expect net loss to decrease in future years as we acquire real estate and real estate-related assets that meet our investment objectives.

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

We are externally managed by our advisor. Our advisor may, but is not required to, establish working capital reserves from offering proceeds out of cash flow generated by our investments or out of proceeds from the sale of our investments. We do not anticipate establishing a general working capital reserve during our initial public offering; however, we may establish capital reserves with respect to particular investments. We also may, but are not required to, establish reserves out of cash flow generated by investments or out of net sale proceeds in non-liquidating sale transactions. Working capital reserves are typically utilized to fund tenant improvements, leasing commissions and major capital expenditures. Our lenders also may require working capital reserves.

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

Cash Flows from Operating Activities

As of March 31, 2012, we owned 16 real estate properties with a net carrying value aggregating $179.7 million. During the three months ended March 31, 2012, net cash provided by operating activities increased by $307,000 to $387,000 compared to net cash provided by operating activities of $80,000 during the three months ended March 31, 2011. During the three months ended March 31, 2012, net cash provided by operating activities consisted primarily of the following:

•	Net loss of $4,365,000, adjusted for depreciation and amortization of $2,751,000;

•	$2,594,000 from decreases in prepaid and other assets;

•	$154,000 from increases in accounts receivable;

•	$524,000 from increases in other liabilities;

•	$495,000 from decreases in deferred costs;

•	$315,000 from decreases in accounts payable and accrued expenses;

•	$449,000 from decreases in amounts due to affiliates; and

•	$702,000 from increases in restricted cash.

Cash Flows from Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds. During the three months ended March 31, 2012, net cash used in investing activities was $49,652,000 compared to $12,809,000 during the three months ended March 31, 2011. The increase primarily consisted of the acquisition of Morningside Marketplace, Woodland West, Ensenada Square, Turkey Creek and Aurora Commons, for an aggregate purchase price of $48,325,000, excluding closing costs and the payment of $1.5 million to redeem the preferred equity on Summit Point that was acquired in December 2011. During the three months ended March 31, 2011, we acquired Craig Promenade and recorded net cash used in investing activities of $12,809,000.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the three months ended March 31, 2012, net cash provided by financing activities increased by $38,312,000 to $50,143,000, compared to net cash provided by financing activities of $11,831,000 during the three months ended March 31, 2011. The increase primarily consisted of the following:

•

Net cash provided by debt financings as a result of proceeds from notes payable of $159,037,000 partially offset by principal payments on notes payable of $123,325,000 and payments of deferred financing costs of $1,287,000;

•

$18,956,000 of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $2,289,000;

•	$773,000 of cash distributions; and

•	$176,000 used to pay share redemptions.

Short-term Liquidity and Capital Resources

Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Currently, our cash needs for operations are covered from cash provided by property operations and the sale of shares of our common stock. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through the distribution reinvestment plan, and through debt or other financing. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with our ongoing offering are initially paid by our advisor, which will be reimbursed for such costs up to 3.0% of the gross proceeds raised by us in the offering. As of March 31, 2012, our advisor or its affiliates have paid $3,080,000 in organization and offering costs on our behalf and we have reimbursed $2,306,000 of those organization and offering costs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, redemptions of shares and interest and principal on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, and we intend to meet cash needs for acquisitions from the net proceeds of our ongoing public offering and any follow-on public offering or private placement of equity and from debt financings. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds from our ongoing offering, cash advanced to us by our advisor, borrowings under our credit agreement and/or borrowings in anticipation of future cash flow. During the three months ended March 31, 2012, we funded all cash distributions to our stockholders from the proceeds of our ongoing public offering.

As of March 31, 2012, our credit agreement with KeyBank had an outstanding balance of $34.3 million. Our credit agreement and certain notes payable contain customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage. Under the credit agreement in place as of March 31, 2012, we were not in compliance with certain financial covenants as of March 31, 2012. Subsequent to the end of the quarter, KeyBank agreed to modify certain of the financial covenants under the credit agreement, effective for the period ended March 31, 2012. Subject to this modification, we believe we were in compliance with the financial covenants of the credit facility as of March 31, 2012.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of March 31, 2012:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations(1)	$148,351,000	$1,980,000	$43,588,000	$40,241,000	$62,542,000
Interest payments on outstanding debt obligations(2)	$34,396,000	$6,925,000	$16,196,000	$10,739,000	$536,000
Tenant improvements(3)	$190,000	$190,000	$—	$—	$—
Lease commissions	$30,000	$30,000	$—	$—	$—
Capital projects	$403,000	$403,000	$—	$—	$—

(1)	Amounts include principal payments under notes payable based on maturity dates of debt obligations outstanding as of March 31, 2012.
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at March 31, 2012 (consisting of the contractual interest rate). We incurred interest expense of $3,099,000 during the three months ended March 31, 2012, including amortization and write-off of deferred financing costs totaling $838,000.
(3)	Represents obligations for tenant improvements under tenant leases as of March 31, 2012.

As of March 31, 2012 and December 31, 2011, organization and offering costs incurred by our advisor on our behalf were $3,080,000 and $2,329,000, respectively. These costs are payable by us to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of our initial public offering. As of March 31, 2012 and December 31, 2011, organization and offering costs exceeded 3.0% of the gross proceeds of our initial public offering, thus the amount in excess of the 3.0% limit, or $774,000 and $1,269,000, respectively, has been deferred. As of March 31, 2012, there remained advances to our advisor of approximately $296,000, which were in excess of the 3.0% limit as a result of certain expenses being reclassified as organization and offering expense.

All offering costs, including sales commissions of $1,196,000 and dealer manager fees of $534,000, for the three months ended March 31, 2012 are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Interim Financial Information

The financial information as of and for the period ended March 31, 2012 included in this quarterly report is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three months ended March 31, 2012. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K.

Limitation on Total Operating Expenses

We reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, except that we will not reimburse our advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter, and (2) 25% of our net income, as defined in our charter, or the 2/25 Limit, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended March 31, 2012, our total operating expenses represented approximately 1.4% of our average invested assets and 90.0% of our net income, as defined in our charter. As a result, during the twelve months ended March 31, 2012, our total operating expenses did not exceed the 2/25 Limit.

Inflation

The majority of our leases at our properties contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. We expect to include similar provisions in our future tenant leases designed to protect us from the impact of inflation. Due to the generally long-term nature of these leases, annual rent increases, as well as rents received from acquired leases, may not be sufficient to cover inflation and rent may be below market rates.

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of March 31, 2012, we believe we are in compliance with the REIT requirements.

Distributions

To date all of our cash distributions have been paid from proceeds from our public offering of common stock. During our offering stage, we expect to raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions from our cash from operations, in which case distributions may be paid in part from debt financing or from other sources. Distributions declared and distributions paid to our common stockholders and non-controlling operating partnership common limited partnership unit holders of Common Units for the three months ended March 31, 2012 and 2011 was as follows:

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to holders of non-controlling Common Units (3)	Cash Distributions to Common Stockholders	Cash Distributions to holders of non-controlling Common Units	Distributions (2) Reinvested	Total Common Stockholder Distributions Paid and Reinvested
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to holders of non-controlling Common Units	Cash Distributions to Common Stockholders	Cash Distributions to holders of non-controlling Common Units	Distributions (2) Reinvested	Total Common Stockholder Distributions Paid and Reinvested
First Quarter 2011	$442,000	$0.05833	$—	$282,000	$—	$142,000	$424,000

(1)	Distributions for the period from January 1, 2011 through March 31, 2012 are calculated at a monthly cash distribution rate of $0.05833 per share of common stock.
(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
(3)	None of the Common Unit holders are participating in the Company’s distribution reinvestment program.

The tax composition of our distributions declared for the three months ended March 31, 2012 and 2011 was as follows:

	2011	2010
Ordinary Income	—%	—%
Return of Capital	100%	100%

Total	100%	100%

On March 31, 2012, we declared a monthly distribution in the aggregate amount of $437,000, of which $271,000 was paid in cash on or about April 15, 2012 and $166,000 was paid through our distribution reinvestment plan in the form of additional shares issued on or about April 15, 2012. For the three months ended March 31, 2012 and 2011, cash amounts distributed to stockholders were funded from proceeds from our initial public offering and represented a 100% return of capital to stockholders.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables, accretion of discounts and amortization of premiums on debt investments, non-recurring gains or losses included in net income from extinguishment or sale of debt, and the adjustments of such items related to noncontrolling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and given the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

Our calculation of FFO and MFFO and the reconciliation to net income (loss) is presented in the following table for the three months ended March 31, 2012 and 2011:

	Three Months March 31,
	2012	2011

Net Loss	$(4,365,000)	$(1,217,000)
Adjustments(1):
Depreciation of real estate assets	1,402,000	647,000
Amortization of tenant improvements and tenant allowances	127,000	69,000
Amortization of deferred leasing costs	571,000	9,000

FFO	$(2,265,000)	$(492,000)

FFO per share - basic and diluted	$(0.33)	$(0.20)

Adjustments:
Deferred rent(2)	(165,000)	(47,000)
Acquisition expenses(3)	1,900,000	410,000
Amortization of above market leases(4)	381,000	69,000
Amortization of below market leases(4)	(203,000)	(132,000)
Accretion of discounts on debt investments	(16,000)	(1,000)
Amortization of debt premiums	—	16,000
Realized losses from the early extinguishment of debt(5)	592,000	—

Modified FFO	$224,000	$(177,000)

MFFO per share - basic and diluted	$0.03	$(0.07)

Adjustments:
Amortization of deferred financing costs(6)	298,000	50,000

Adjusted Modified FFO	522,000	(127,000)

Adjusted MFFO per share - basic and diluted	$0.08	$(0.05)

Net loss per share - basic and diluted(7)	$(0.64)	$(0.48)

Weighted average common shares outstanding - basic and diluted	6,797,797	2,518,786

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition and certain disposition costs related to abandoned real estate sales, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition and disposition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition and disposition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders.
(4)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(5)	Relates to the writeoff of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt.
(6)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about the Company’s operations excluding non-cash expenses.
(7)	Net loss per share relates to both common stockholders and non-controlling interests.

Related Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 13 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of March 31, 2012 and 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Form 10-K. There have been no significant changes to our policies during 2012.

Subsequent Events

Status of Offering

As of May 4, 2012, we had accepted investors’ subscriptions for, and issued, 9,134,950 shares of common stock, including 172,107 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $90,730,000.

Distributions Declared

On March 31, 2012, we declared a monthly distribution in the aggregate amount of $437,000, of which $271,000 was paid in cash on or about April 15, 2012 and $166,000 was paid through our distribution reinvestment plan in the form of additional shares issued on or about April 15, 2012. On April 30, 2012, we declared a monthly distribution in the aggregate of $492,000, of which $304,000 will be paid in cash on or about May 15, 2012 and $188,000 will be paid through our distribution reinvestment plan in the form of additional shares issued on or about May 15, 2012.

Recent Property Dispositions

On April 13, 2012, we sold two real estate parcels at Morningside Marketplace, for an aggregate sale price of $4,098,000, exclusive of closing costs.

Proposed Property Acquisitions

We anticipate closing by May 22, 2012 the acquisition of a fee simple interest in a multitenant retail center located in Florissant, Missouri, commonly known as Florissant Marketplace, for an aggregate purchase price of $15,250,000, exclusive of closing costs. The acquisition will be financed with (1) proceeds from our initial public offering and (2) approximately $14,440,000 in funds borrowed under our revolving credit agreement with KeyBank. The acquisition of Florissant Marketplace is subject to various conditions to closing and there are no assurances that the closing will occur on the anticipated time frame or at all.

Proposed Amendment of Credit Agreement

As of May 15, 2012, we were negotiating and intend to enter into a Tenth Omnibus Amendment and Reaffirmation of the Loan Documents, or the Tenth Omnibus Amendment, relating to the credit agreement with KeyBank. The Tenth Omnibus Amendment would provide for a temporary increase of the maximum aggregate lending commitment of KeyBank under the credit agreement from $35 million to $60 million, the Temporary Increase, through December 1, 2012, and would modify certain financial covenants effective March 31, 2012. Following October 1, 2012, any amounts repaid under the Temporary Increase may not be reborrowed. Following December 1, 2012, any amounts outstanding under the credit agreement in excess of $45 million would become due and payable in full without notice or demand. In connection with the Temporary Increase, we would pay KeyBank a $62,500 fee. There is no assurance that we will enter into this amendment on these terms or at all.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments. In March 2011, June 2011, and September 2011, we entered into three interest rate cap agreements with KeyBank in the notional amounts of $16.0 million, $10.0 million, and $4.0 million, respectively, each with interest rate caps with a strike price of LIBOR at 7%, effective on April 4, 2011, June 15, 2011, and September 30, 2011, respectively. None of the interest rate cap agreement was designated as a hedge.

Borrowings under the credit agreement determined by reference to the Alternative Base Rate (as defined in the credit agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 3.25%, or (2) the maximum rate of interest permitted by applicable law. Borrowings under the credit agreement determined by reference to the Adjusted LIBO Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 4.25% in the case of a Tranche B borrowing, or (2) the maximum rate of interest permitted by applicable law. The Tranche A maturity date is December 17, 2013. We have the option to extend the A Tranche an additional year subject to certain conditions as set forth in the credit agreement. The Tranche B matured on September 30, 2011.

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2012, the fair value of our fixed rate debt was $113.8 million and the carrying value of our fixed rate debt was $114.0 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At March 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $34.3 million of variable rate debt outstanding, after giving consideration to the impact of a cap rate agreement on approximately $30.0 million of our variable rate debt. Based on interest rates as of March 31, 2012, if interest rates were 100 basis points higher during the 12 months ending March 31, 2013, interest expense on our variable rate debt would increase by $343,000 and if interest rates were 100 basis points lower during the 12 months ending March 31, 2013, interest expense on our variable rate debt would decrease by $343,000.

The weighted-average interest rates of our fixed rate debt and variable rate debt at March 31, 2012 were 5.5% and 6.4%, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2012.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are dependent on TNP Strategic Retail Advisor, LLC, our advisor, to manage our operations and our portfolio of real estate and real estate-related assets. We are also dependent on TNP Securities, LLC, our dealer manager and an affiliate of our sponsor, to conduct our public offering. Our dealer manager and our advisor depend on the capital from our sponsor and fees and other compensation that they receive from us in connection with our public offering and the purchase, management and sale of assets to conduct its operations. Our sponsor has a limited operating history and, since inception, has operated at a significant net loss. Our sponsor also has substantial secured and unsecured debt obligations coming due over the next four years. To the extent that our sponsor is unable to negotiate a modification to its debt obligations or our sponsor’s financial condition does not improve or deteriorates, it may adversely impact our advisor’s and our dealer manager’s ability to perform their duties to us or could have an adverse effect on our dealer manager’s ability to raise proceeds in our public offering and our operations and could cause the value of your investment to decrease. Moreover, such adverse conditions could require a substantial amount of time on the part of our advisor and its affiliates, thereby decreasing the amount of time they spend actively managing our investments. Any adverse changes in the financial condition of our dealer manager, advisor or our sponsor or our relationship with them could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments and could affect our dealer manager’s ability to raise proceeds in our public offering. If our sponsor and its affiliates, including our advisor, are unable to provide services to us we may spend substantial resources in identifying non-affiliated service providers to provide advisory and dealer manager functions. Additionally, as a recently formed company, our sponsor does not have the financial resources that other, more established, sponsors may have available.

Please also see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act. On March 12, 2012, in connection with the acquisition of Turkey Creek, a retail property located in Knoxville, Tennessee, our operating partnership issued 144,324 common units to certain of the sellers of Turkey Creek who elected to receive common units for an aggregate value of $1,371,079, or $9.50 per common unit.

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,526,316 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share, with discounts available to certain categories of purchasers. The 10,526,316 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $9.50 per share. We will offer shares in our primary offering until the earlier of August 7, 2012, or until the date of the sale of all of the shares of our common stock registered in our primary offering. Under rules promulgated by the SEC, in some circumstances we could continue our primary offering until as late as February 4, 2013. In many states, we will need to renew our registration statement or file a new registration statement to continue our offering for these periods. We may terminate our offering at any time. We may sell shares under the distribution reinvestment plan beyond the termination of our primary offering until we have sold all the shares of our common stock under the distribution reinvestment plan.

From the commencement of our ongoing initial public offering through March 31, 2012, we had accepted investors’ subscriptions for and issued 7,921,143 shares of common stock in our ongoing initial public offering including 154,565 shares of common stock issued under the distribution reinvestment plan for total offering proceeds of approximately $78,310,000, net of redemptions.

As of March 31, 2012, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. The dealer manager, TNP Securities, LLC, re-allowed all of the selling commissions and a portion of the dealer manager fees to participating broker dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$7,226,000	Actual

Other underwriting compensation	—	Actual

Organization and offering costs	3,080,000	Actual

Total	$10,306,000

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, capital expenditures, tenant improvement costs and other funding obligations. As of March 31, 2012, we have used the net proceeds from our ongoing primary public offering and debt financing to invest $203.7 million in 16 multi-tenant and single tenant properties, including $7,807,000 of acquisition expenses.

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

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemptions Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

During the three months ended March 31, 2012, we redeemed 17,649 shares of our common stock pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Redeemed
January 1, 2012 – January 31, 2012	17,649	$9.27	(1)
February 1, 2012 – February 29, 2012	—	—	(1)
March 1, 2012 – March 31, 2012	—	—	(1)

Total	17,649	$9.27

(1)	We limit the number of shares of our common stock that may be redeemed pursuant to our share redemption program as set forth above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNP Strategic Retail Trust, Inc.

Date: May 15, 2012	By:	/s/ Anthony W. Thompson
Anthony W. Thompson
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ James R. Wolford
James R. Wolford
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix C to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix D to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

10.1	First Amendment to Limited Partnership Agreement of TNP Strategic Retail Operating Partnership, LP, dated March 12, 2012, by TNP Strategic Retail Trust, Inc.

10.2	Agreement of Purchase and Sale and Joint Escrow Instruction, dated October 21, 2011, by and between LHC Morningside Marketplace, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2012)

10.3	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of December 8, 2011, by and between LHC Morningside Marketplace, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2012)

10.4	Assignment of Purchase and Sale Agreement and Joint Escrow Instructions, dated January 9, 2012, by and between TNP Acquisitions, LLC and TNP SRT Morningside Marketplace, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 12, 2012)

10.5	Property and Asset Management Agreement, dated January 9, 2012, by and between TNP SRT Morningside Marketplace, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 12, 2012)

10.6	Joinder Agreement, dated as of January 9, 2012, by and between TNP SRT Morningside Marketplace, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 12, 2012)

10.7	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of January 9, 2012, by TNP SRT Morningside Marketplace, LLC in favor of Chicago Title Company, for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 12, 2012)

10.8	Environmental and Hazardous Substances Indemnity Agreement, dated as of January 9, 2012, by and among TNP SRT Morningside Marketplace, LLC, TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP Strategic Retail Operating Partnership, L.P. and TNP Strategic Retail Trust, Inc., to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on January 12, 2012)

10.9	Fifth Omnibus Amendment and Reaffirmation of Loan Documents, dated as of January 9, 2012, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Morningside Marketplace, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on January 12, 2012)

10.10	Third Amendment to Revolving Credit Note, dated as of January 9, 2012, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Morningside Marketplace, LLC, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on January 12, 2012)

10.11	Loan Agreement, dated as of January 6, 2012, by and between TNP SRT Portfolio I, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on January 12, 2012)

10.12	Promissory Note, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on January 12, 2012)

10.13	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on January 12, 2012)

10.14	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC to Fidelity National Title Agency for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on January 12, 2012)

10.15	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC to Fidelity National Title Agency for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on January 12, 2012)

10.16	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC to Fidelity National Title Agency for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on January 12, 2012)

10.17	Assignment of Leases and Rents, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on January 12, 2012)

10.18	Assignment of Leases and Rents, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on January 12, 2012)

10.19	Assignment of Leases and Rents, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on January 12, 2012)

10.20	Assignment of Leases and Rents, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on January 12, 2012)

10.21	Guaranty Agreement, dated as of January 6, 2012, by TNP Strategic Retail Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed on January 12, 2012)

10.22	Environmental Indemnity Agreement, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC and TNP Strategic Retail Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on January 12, 2012)

10.23	Amendment No. 2 to Amended and Restated Advisory Agreement, dated as of January 12, 2012 and effective as of January 1, 2012, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2012)

10.24	Loan Agreement, dated as of February 3, 2012, by and between JPMorgan Chase Bank, National Association and TNP SRT Woodland West, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2012)

10.25	Promissory Note, dated as of February 3, 2012, by TNP SRT Woodland West, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 8, 2012)

10.26	Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated as of February 3, 2012, by TNP SRT Woodland West, LLC to Rebecca S. Conrad for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 8, 2012)

10.27	Assignment of Management Agreement and Subordination of Management Fees, dated as of February 3, 2012, by and among TNP SRT Woodland West, LLC, JPMorgan Chase Bank, National Association and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 8, 2012)

10.28	Guaranty Agreement, dated as of February 3, 2012, by TNP Strategic Retail Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 8, 2012)

10.29	Environmental Indemnity Agreement, dated as of February 3, 2012, by TNP SRT Woodland West, LLC and TNP Strategic Retail Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 8, 2012)

10.30	Mezzanine Promissory Note, dated as of February 3, 2012, by TNP SRT Woodland West Holdings, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 8, 2012)

10.31	Mezzanine Pledge and Security Agreement, dated as of February 3, 2012, by TNP SRT Woodland West Holdings, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 8, 2012)

10.32	Mezzanine Guaranty Agreement, dated as of February 3, 2012, by TNP Strategic Retail Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 8, 2012)

10.33	Property and Asset Management Agreement, dated February 2, 2012, by and between TNP SRT Woodland West, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 8, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.