Form 10-Q
period 2012-06-30
TNP Strategic Retail Trust, Inc.
filed 2012-08-14
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012, there were 10,547,109 shares of the Registrant’s common stock issued and outstanding.

TNP STRATEGIC RETAIL TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three and six months ended June 30, 2012 have been prepared by TNP Strategic Retail Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1.	FINANCIAL STATEMENTS

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Investments in real estate
Land	$74,202,000	$48,241,000
Building and improvements	150,241,000	91,120,000
Tenant improvements	10,947,000	5,753,000

	235,390,000	145,114,000
Accumulated depreciation	(6,160,000)	(3,446,000)

Investments in real estate, net	229,230,000	141,668,000

Cash and cash equivalents	3,683,000	2,052,000
Restricted cash	3,971,000	1,196,000
Prepaid expenses and other assets, net	2,789,000	3,132,000
Accounts receivable, net of allowance for doubtful accounts of $153,000 and $228,000, respectively	2,135,000	1,197,000
Lease intangibles, net	31,304,000	17,405,000
Deferred costs
Offering	521,000	1,269,000
Financing fees, net	3,769,000	2,651,000

Total deferred costs, net	4,290,000	3,920,000

TOTAL	$277,402,000	$170,570,000

LIABILITIES AND EQUITY
LIABILITIES
Accounts payable and accrued expenses	$3,092,000	$2,576,000
Amounts due to affiliates	672,000	1,438,000
Other liabilities	1,494,000	2,296,000
Notes payable	184,427,000	112,395,000
Below market lease intangibles, net	10,660,000	3,621,000

Total liabilities	200,345,000	122,326,000

Commitments and contingencies

EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value per share; 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share; 400,000,000 shares authorized; 10,430,623 and 6,007,007 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	104,000	60,000
Additional paid-in capital	92,122,000	53,375,000
Accumulated deficit	(18,239,000)	(7,331,000)

Total stockholders’ equity	73,987,000	46,104,000
Non-controlling interests	3,070,000	2,140,000

Total equity	77,057,000	48,244,000

TOTAL	$277,402,000	$170,570,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Rental and reimbursements	$6,713,000	$2,353,000	$11,664,000	$4,165,000

Expense:
Operating and maintenance	2,001,000	1,010,000	3,797,000	1,807,000
General and administrative	1,085,000	566,000	1,605,000	981,000
Depreciation and amortization	2,495,000	913,000	4,568,000	1,623,000
Acquisition expenses	1,874,000	1,042,000	3,758,000	1,452,000
Interest expense	3,386,000	828,000	6,485,000	1,515,000

	10,841,000	4,359,000	20,213,000	7,378,000

Loss before other income (expense)	(4,128,000)	(2,006,000)	(8,549,000)	(3,213,000)

Other income and expense:
Interest income	—	133,000	—	134,000

Loss from continuing operations	(4,128,000)	(1,873,000)	(8,549,000)	(3,079,000)

Discontinued operations:
Income from discontinued operations	10,000	69,000	66,000	58,000

Net loss	(4,118,000)	(1,804,000)	(8,483,000)	(3,021,000)
Non-controlling interests’ share in losses	183,000	136,000	395,000	137,000

Net loss attributable to common stockholders	$(3,935,000)	$(1,668,000)	$(8,088,000)	$(2,884,000)

Net earnings (loss) per common share — basic and diluted
Continuing operations	$(0.42)	$(0.56)	$(1.01)	$(1.05)
Discontinued operations	—	0.02	0.01	0.02

Net earnings (loss) per common share — basic and diluted	$(0.42)	$(0.54)	$(1.00)	$(1.03)

Weighted average number of common shares outstanding — basic and diluted	9,339,875	3,106,448	8,084,563	2,805,487

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2011	6,007,007	$60,000	$53,375,000	$(7,331,000)	$46,104,000	$2,140,000	$48,244,000
Issuance of common stock	4,339,980	43,000	43,155,000	—	43,198,000	—	43,198,000
Issuance of common units	—	—	(85,000)	—	(85,000)	1,456,000	1,371,000
Share redemptions	(19,073)	—	(177,000)	—	(177,000)	—	(177,000)
Offering costs	—	—	(5,147,000)	—	(5,147,000)	—	(5,147,000)
Stock-based compensation	—	—	26,000	—	26,000	—	26,000
Issuance of common stock under DRIP	102,709	1,000	975,000	—	976,000	—	976,000
Distributions	—	—	—	(2,820,000)	(2,820,000)	(131,000)	(2,951,000)
Net loss	—	—	—	(8,088,000)	(8,088,000)	(395,000)	(8,483,000)

BALANCE — June 30, 2012	10,430,623	$104,000	$92,122,000	$(18,239,000)	$73,987,000	$3,070,000	$77,057,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,483,000)	$(3,021,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Straight-line rents	(338,000)	(139,000)
Amortization and write-off of deferred financing costs and note payable premium/discount	1,491,000	102,000
Depreciation and amortization	4,568,000	1,576,000
Amortization of above and below market lease and other intangibles	6,000	(115,000)
Allowance for doubtful accounts	11,000	56,000
Stock-based compensation	26,000	159,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,061,000	(93,000)
Accounts receivables	(611,000)	(179,000)
Deferred costs	—	(19,000)
Accounts payable and accrued expenses	(521,000)	307,000
Amounts due to affiliates	(18,000)	609,000
Other liabilities	728,000	(400,000)
Restricted cash from operational expenditures	(969,000)	31,000

Net cash used in operating activities	(3,049,000)	(1,126,000)

Cash flows from investing activities:
Investments in real estate and real estate lease intangibles	(101,519,000)	(25,361,000)
Investments in notes receivable	—	(18,000,000)
Improvements, capital expenditures, and leasing costs	1,972,000	—
Tenant lease incentives	(5,000)	—
Change in real estate deposits	451,000	—
Net change in restricted cash for capital expenditures	(1,419,000)	34,000

Net cash used in investing activities	(100,520,000)	(43,327,000)

Cash flows from financing activities:
Proceeds from issuance of common stock	43,198,000	10,819,000
Redemption of common stock	(177,000)	(10,000)
Cash distributions to common stockholders	(1,587,000)	(620,000)
Cash distributions to common unit holders	(123,000)	(3,000)
Payment of offering costs	(5,147,000)	(1,260,000)
Proceeds from notes payable	226,903,000	42,046,000
Repayment of notes payable	(154,871,000)	(6,591,000)
Payment of loan fees and financing costs	(2,609,000)	(833,000)
Net change in restricted cash for financing activities	(387,000)	—

Net cash provided by financing activities	105,200,000	43,548,000

Net increase (decrease) in cash and cash equivalents	1,631,000	(905,000)
Cash and cash equivalents — beginning of period	2,052,000	1,486,000

Cash and cash equivalents — end of period	$3,683,000	$581,000

Supplemental disclosure of non-cash investing and financing activities:
Common units issued in acquisition of real estate	$1,371,000	$2,587,000
1031 exchange proceeds used in acquisition of real estate	$2,508,000	$—
Increase to tenant improvements	$—	$17,000
Deferred organization and offering costs accrued	$521,000	$7,000
Issuance of common stock under the DRIP	$976,000	$310,000
Cash distributions declared but not paid	$386,000	$150,000
Cash paid for interest	$4,791,000	$607,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

On June 15, 2012, the Company filed with the SEC a registration statement on Form S-11 to register up to $900,000,000 in shares of the Company’s common stock in a follow-on public offering. The Company will offer shares in the Offering until the earlier of the date the SEC declares effective the registration statement for the follow-on offering and February 4, 2013.

The Company is externally advised by TNP Strategic Retail Advisor, LLC, a Delaware limited liability company (“Advisor”). Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business is conducted through TNP Strategic Retail Trust Operating Partnership, L.P. (the “OP”). The initial limited partners of the OP were Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“Holdings”). Advisor has invested $1,000 in the OP in exchange for common units of the OP (“Common Units”) and Holdings has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it transfers substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of June 30, 2012 and December 31, 2011, the Company owned 96.03% and 95.4%, respectively, of the limited partnership interest in the OP. As of June 30, 2012 and December 31, 2011, Advisor owned 0.01% and 0.02%, respectively, of the limited partnership interest in the OP. Holdings owned 100% of the outstanding Special Units as of June 30, 2012 and December 31, 2011.

On May 26, 2011, in connection with the acquisition of Pinehurst Square East (“Pinehurst”), a retail property located in Bismarck, North Dakota, the OP issued 287,472 Common Units to certain of the sellers of Pinehurst who elected to receive Common Units for an aggregate value of $2,587,249, or $9.00 per Common Unit. On March 12, 2012, in connection with the acquisition of the Shops at Turkey Creek (“Turkey Creek”), a retail property located in Knoxville, Tennessee, the OP issued 144,324 Common Units to certain of the sellers of Turkey Creek who elected to receive Common Units for an aggregate value of $1,371,079, or $9.50 per Common Unit.

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

As of June 30, 2012, the Company’s portfolio comprised of 20 properties with 2,074,980 rentable square feet of retail space located in 14 states. As of June 30, 2012, the rentable space at the Company’s retail properties was 87% leased.

From commencement of the Offering through June 30, 2012, the Company had accepted investors’ subscriptions for, and issued, 10,430,623 shares, net of share redemptions, of the Company’s common stock, including 214,355 shares issued pursuant to the DRIP, resulting in gross offering proceeds of $103,245,000.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Management is required to make estimates and assumptions in the preparation of financial statements in conformity with GAAP. These estimates and assumptions affected the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The condensed consolidated financial statements include the accounts of the Company, the OP, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in FASB ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2012, the Company did not have any joint ventures or variable interests in any variable interest entities.

Certain amounts in the Company’s condensed consolidated financial statements have been reclassified for prior periods to conform to the current period presentation. Assets sold or held-for-sale and associated liabilities have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated statements of operations.

Non-Controlling Interests

The Company’s non-controlling interests comprise primarily of the Common Units in the OP. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent’s stockholders’ equity. Net income (loss) attributable to non-controlling interests as adjusted for distributions in excess of earnings is presented as a reduction from net income (loss) in calculating net income (loss) available to common stockholders on the statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made, and the resulting adjustment is recorded in the consolidated statement of operations.

Recent Accounting Pronouncements

In May 2011, the FASB issued new accounting guidance ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends various sections of ASC 820 and changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. ASU 2011-04 is to be applied prospectively. The Company’s adoption of this ASU for the reporting period beginning January 1, 2012, as required, did not have a material effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued new accounting guidance ASU No. 2011-11, Balance Sheet (ASC Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU No. 2011-11 creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The changes to the ASC as a result of this update are effective for periods beginning on or after January 1, 2013 (January 1, 2013 for the Company) and must be shown retrospectively for all comparative periods presented. This guidance requires new disclosures only and is not expected to have an impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued new accounting guidance ASU No. 2011-10, Derecognition of in Substance Real Estate — a Scope Clarification, which amends ASC Topic 360, Property, Plant and Equipment (“ASC 360”). ASU No. 2011-10 states that when an investor ceases to have a controlling financial interest in an entity that is in-substance real estate as a result of a default on the entity’s nonrecourse debt, the investor should apply the guidance under ASC Subtopic 360-20, Property, Plant and Equipment — Real Estate Sales, to determine whether to derecognize the entity’s assets (including real estate) and liabilities (including the nonrecourse debt). The changes to the ASC as a result of this update are effective prospectively for deconsolidation events occurring during fiscal years, and interim periods within those years, beginning on or after June 15, 2012 (January 1, 2013 for the Company). Adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

Revenue Recognition

Revenues include minimum rents, expense recoveries and percentage rental payments. Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased property. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

•	whether the lease stipulates how a tenant improvement allowance may be spent;

•	whether the amount of a tenant improvement allowance is in excess of market rates;

•	whether the tenant or landlord retains legal title to the improvements at the end of the lease term;

•	whether the tenant improvements are unique to the tenant or general-purpose in nature; and

•	whether the tenant improvements are expected to have any residual value at the end of the lease term.

For leases with minimum scheduled rent increases, the Company recognized income on a straight-line basis over the lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue amounts which differ from those that are contractually due from tenants. If the Company determines the collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and paid, and, when appropriate, establishes an allowance for estimated losses.

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in accounts receivable on the consolidated balance sheets, was $956,000 and $618,000 at June 30, 2012 and December 31, 2011, respectively.

Certain leases contain provisions that require the payment of additional rents based on the respective tenants’ sales volume (contingent or percentage rent) and substantially all contain provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs (“CAM”). Revenue based on percentage of tenants’ sales is recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreement.

The Company recognizes gains or losses on sales of real estate in accordance with ASC 360. Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) the Company’s receivable, if any, is not subject to future subordination; and (d) the Company has transferred to the buyer the usual risks and reward of ownership, and the Company does not have a substantial continuing involvement with the property. The results of operations of income producing properties where the Company does not have a continuing involvement are presented in the discontinued operations section of the Company’s condensed consolidated statements of operations when the property has been classified as held-for-sale or sold.

Investments in Real Estate and Mortgage Notes Receivable

Real Estate

Real property is recorded at cost, less accumulated depreciation and amortization. Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Costs related to business combinations are expensed as incurred, and are included in acquisition expense in the Company’s condensed consolidated statements of operations.

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5-48 years
Exterior improvements	10-20 years
Equipment and fixtures	5-10 years

Tenant improvement costs recorded as capital assets are depreciated over the shorter of (1) the tenant’s remaining lease term or (2) the life of the improvement.

Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized.

Mortgage Notes Receivable

Mortgage notes receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each reporting period. There was no mortgage notes receivable outstanding at June 30, 2012 and December 31, 2011.

During the three months ended June 30, 2011, the Company invested in three mortgage notes for an aggregate purchase price of $18.0 million and recorded $133,000 of interest income related to these mortgage notes. In October 2011, the Company foreclosed on the collateral retail property securing the mortgage notes, commonly known as Constitution Trail Shopping Center located in Normal, Illinois (“Constitution Trail”) with a then fair value of $27.8 million, which was in excess of the then carrying value of the mortgage notes.

Business Combinations

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date, are classified as an asset under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which the Company operates; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases are recorded in acquired lease intangibles, and amortized over the remaining lease term. Above or below market leases are classified in acquired lease intangibles, or in acquired below market lease intangibles, depending on whether the contractual terms are above or below market. Above market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

Acquisition costs are expensed as incurred and costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the six months ended June 30, 2012, the Company acquired nine properties (Note 3) for an aggregate purchase price of $103.4 million. The Company recorded these acquisitions as business combinations and incurred direct acquisition expense of $3,037,000 for the six months ended June 30, 2012, including acquisition fees to Advisor of approximately $2,595,000 (Note 11).

During the six months ended June 30, 2011, the Company acquired two properties: Craig Promenade (“Craig Promenade”) and Pinehurst for an aggregate purchase price of $27.8 million. The Company recorded these acquisitions as business combinations and incurred direct acquisition expense of $1,452,000 for the six months ended June 30, 2011. During the same period, the Company also acquired three distressed mortgage notes secured by Constitution Trial for an aggregate purchase price of $18.0 million.

Costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable have been expensed and are included in acquisition expense in the consolidated statements of operations.

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

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. The Company did not record any impairment loss on its investments in real estate and related intangible assets during the three and six months ended June 30, 2012 and 2011.

Assets Held-for-Sale and Discontinued Operations

When certain criteria are met, long-lived assets are classified as held-for-sale and are reported at the lower of their carrying value or their fair value less costs to sell and are no longer depreciated. Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held-for-sale and (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

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

Capital Raising Issuance Costs

Costs incurred in connection with the issuance of common shares of the Company and Common Units of the OP are recorded as a reduction of additional paid-in capital. Debt issuance costs are deferred, included in deferred financing costs and amortized to interest expense over the remaining term of the related debt utilizing the straight-line method which approximates the interest method.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company accounts for unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) applicable to common stockholders in the Company’s computation of EPS.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, the Company does not obtain security from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of June 30, 2012, Publix is the Company’s largest tenant and accounted for approximately 99,979 square feet, or approximately 5% of the Company’s gross leasable area, and approximately $1,050,000, or 6% of the Company’s annual minimum rent. As of June 30, 2012, the Company had no outstanding receivables from this tenant. No other tenant accounted for over 5% of the Company’s annual minimum rent. At June 30, 2012, one tenant accounted for 15% of the Company’s accounts receivable (excluding straight-line rent receivable).

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2012, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 14 years with a weighted-average remaining term (excluding options to extend) of 9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $607,000 and $371,000 as of June 30, 2012 and December 31, 2011, respectively.

3. ACQUISITIONS

During the six months ended June 30, 2012, the Company acquired the following nine properties:

Property	Location	Acquisition Date	Purchase Price	Direct Acquisition Expense	Land	Building and Improvements	Tenant Improvements	Intangibles
								Acquired In Place Lease Intangibles	Above Market Lease Assets	Below Market Lease Liabilities
Morningside Marketplace	Fontana, CA	1/9/2012	$18,050,000	$491,000	$6,041,000	$8,959,000	$1,069,000	$2,121,000	$454,000	$(594,000)
Woodland West Marketplace	Arlington, TX	2/3/2012	13,950,000	483,000	2,376,000	9,801,000	693,000	1,619,000	78,000	(617,000)
Ensenada Square	Arlington, TX	2/27/2012	5,025,000	149,000	1,015,000	3,451,000	371,000	569,000	65,000	(446,000)
Shops at Turkey Creek	Knoxville, TN	3/12/2012	4,300,000	124,000	1,416,000	2,327,000	71,000	291,000	252,000	(57,000)
Aurora Commons	Aurora, OH	3/20/2012	7,000,000	222,000	1,013,000	5,164,000	239,000	731,000	—	(147,000)
Florissant Marketplace	Florissant, MO	5/16/2012	15,250,000	469,000	3,373,000	10,374,000	592,000	2,338,000	179,000	(1,606,000)
Willow Run Shopping Center	Westminster, CO	5/18/2012	11,550,000	316,000	3,379,000	6,608,000	169,000	1,588,000	65,000	(259,000)
Bloomingdale Hills	Tampa, FL	6/18/2012	9,300,000	279,000	4,600,000	4,006,000	872,000	1,260,000		(1,438,000)
Visalia Marketplace	Visalia, CA	6/25/2012	19,000,000	504,000	5,377,000	9,882,000	1,186,000	2,653,000	2,629,000	(2,727,000)

Total			$103,425,000	$3,037,000	$28,590,000	$60,572,000	$5,262,000	$13,170,000	$3,722,000	$(7,891,000)

Remaining weighted-average useful lives in years						41.5	10.3	8.2	8.8	10.0

During the three and six months ended June 30, 2012, the Company incurred approximately $1,874,000 and $3,758,000, respectively, of acquisition-related costs in connection with completed and pending property acquisitions, as well as costs related to acquisitions that did not materialize, which are included in acquisition expenses in the consolidated statements of operations.

During the six months ended June 30, 2012, the Company redeemed $1,500,000 of preferred equity of a subsidiary of the OP that was issued to the sellers of Summit Point Shopping Center, a property that was acquired in December 2011. The amount paid to redeem the preferred equity was accounted for as an additional payment for real estate acquisitions during the six months ended June 30, 2012. Total amount paid including the unpaid accrued preferred return was approximately $1,530,000.

The revenues and contribution to net income (loss) recognized by the Company during the six months ended June 30, 2012 for each of the properties acquired during the period are as follows:

Property	Revenue	Contribution to Net Income (Loss)
Morningside Marketplace	$677,000	$(530,000)
Woodland West Marketplace	692,000	(771,000)
Ensenada Square	193,000	(212,000)
Shops at Turkey Creek	146,000	(95,000)
Aurora Commons	300,000	(300,000)
Florissant Marketplace	253,000	(515,000)
Willow Run Shopping Center	157,000	(337,000)
Bloomingdale Hills	66,000	(284,000)
Visalia Marketplace	45,000	(511,000)

Total	$2,529,000	$(3,555,000)

Contribution to net income (loss) presented above includes the respective property direct acquisition expense, which aggregated $3,037,000 for the six months ended June 30, 2012.

The sources of funds used for the nine acquisitions completed during the six months ended June 30, 2012 are as follows:

	Morningside	Woodland West	Ensenada Square	Turkey Creek	Aurora Commons	Florissant Marketplace	Willow Run Shopping Center	Bloomingdale Hills	Visalia Marketplace	Total
Purchase price	$18,050,000	$13,950,000	$5,025,000	$4,300,000	$7,000,000	$15,250,000	$11,550,000	$9,300,000	$19,000,000	$103,425,000
Sources of funds:
Proceeds from offering	$3,575,000	$2,656,000	$1,136,000	$610,000	$2,464,000	$1,703,000	$3,162,000	$9,266,000	$4,794,000	$29,366,000
Revolving credit agreement	11,953,000	—	3,266,000	2,520,000	4,550,000	11,438,000	8,663,000	—	14,250,000	56,640,000
New secured loans/mortgage	—	11,500,000	—	—	—	—	—	—	—	11,500,000
Other borrowings	1,128,000	—	—	—	—	—	—	—	—	1,128,000
Borrowings from affiliates	1,355,000	—	—	—	—	—	—	—	—	1,355,000
1031 exchange proceeds	—	—	486,000	—	—	2,022,000	—	—	—	2,508,000
Issuance of common units	—	—	—	1,371,000	—	—	—	—	—	1,371,000

Total Consideration	$18,011,000	$14,156,000	$4,888,000	$4,501,000	$7,014,000	$15,163,000	$11,825,000	$9,266,000	$19,044,000	$103,868,000

The financial information set forth below summarizes the Company’s purchase price allocations for the properties acquired during the six months ended June 30, 2012. The Company’s purchase price allocations are preliminary and may be subject to adjustments as the Company finalizes the valuations of the identifiable tangible and intangible assets acquired and liabilities assumed in these acquisitions.

Assets acquired:
Investments in real estate	$94,424,000
Acquired lease intangibles	13,170,000
Above-market leases	3,722,000
Cash and other assets	1,078,000

112,394,000

Liabilities assumed:
Below-market leases	7,891,000
Accrued expenses and security deposits	635,000

8,526,000

Estimated fair value of net assets acquired	$103,868,000

Pro Forma Financial Information

The following unaudited pro forma results of operations for the three and six months ended June 30, 2012 and 2011 assume that the nine acquisitions completed during the six months ended June 30, 2012 were completed as of January 1, 2011.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$7,802,000	$5,411,000	$14,960,000	$10,281,000

Net loss	$(2,046,000)	$(1,509,000)	$(5,872,000)	$(5,468,000)

4. DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company reports as discontinued operations, properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption “Discontinued operations.”

During the three and six months ended June 30, 2012, the Company sold portions of the Morningside Marketplace property, which was acquired in January 2012, for approximately $4,098,000 and $5,298,000. No gains or losses were recognized in connection with these dispositions. The operating results related to these properties were reported as discontinued operations for the three and six months ended June 30, 2012. Since these properties were acquired in January 2012, the reporting of their operating results in discontinued operations did not have any impact on the comparable prior year periods.

The Company’s discontinued operations for the three and six months ended June 30, 2011 include the operating results of portions of the Company’s properties at Craig Promenade and San Jacinto Esplanade that were sold in the latter half of 2011 for an aggregate sale price of $4.4 million.

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2012 and 2011 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues from rental property	$11,000	$120,000	$78,000	$163,000
Rental property expenses	(1,000)	(26,000)	(12,000)	(66,000)
Depreciation and amortization	—	(25,000)	—	(39,000)

Operating income from discontinued operations	10,000	69,000	66,000	58,000
Gain (loss) on sale of real estate	—	—	—	—

Net income (loss) from discontinued operations	$10,000	$69,000	$66,000	$58,000

The Company did not have any assets classified as held-for-sale at June 30, 2012.

5. INTANGIBLES

As of June 30, 2012 and December 31, 2011, the Company’s lease intangibles and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows:

	Lease Intangibles		Below — Market Lease Liabilities
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Cost	$35,699,000	$20,864,000	$(11,976,000)	$(4,657,000)
Accumulated amortization	(4,395,000)	(3,459,000)	1,316,000	1,036,000

	$31,304,000	$17,405,000	$(10,660,000)	$(3,621,000)

Increases (decreases) in net income as a result of amortization of the Company’s lease intangibles and below-market lease liabilities for the three months ended June 30, 2012 and 2011 were as follows:

	Lease Intangibles For the Three Months Ended		Below — Market Lease Liabilities For the Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Accumulated amortization	$(470,000)	$(409,000)	$241,000	$148,000

Increases (decreases) in net income as a result of amortization of the Company’s lease intangibles and below-market lease liabilities for the six months ended June 30, 2012 and 2011 were as follows:

	Lease Intangibles For the Six Months Ended		Below — Market Lease Liabilities For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Accumulated amortization	$(936,000)	$(554,000)	$280,000	$280,000

The scheduled amortization of lease intangibles and below-market lease liabilities as of June 30, 2012 was as follows:

	Acquired Lease Intangibles	Below-Market Lease Liabilities
July 1, 2012 to December 31, 2012	$2,839,000	$(730,000)
2013	4,904,000	(1,414,000)
2014	4,099,000	(1,352,000)
2015	3,208,000	(1,032,000)
2016	2,661,000	(792,000)
Thereafter	13,593,000	(5,340,000)

	$31,304,000	$(10,660,000)

Other Intangible

In connection with the acquisition of Constitution Trail in October 2011, the Company was assigned the rights under a development agreement dated April 2006 entered into by the original property developer and the Town of Normal, pursuant to which the developer shall receive reimbursements of $2.0 million plus 6.5% simple interest per annum in exchange for certain public improvements that were constructed by the developer that subsequently became the property of the Town of Normal. The reimbursements will be determined by the Town of Normal based on one half of the sales tax receipts remitted, and will be paid to the Company at least twice a year. The agreement terminates on the earlier of August 1, 2021 and when the $2.0 million plus accrued interest is fully paid. The Company estimated the fair value of the assigned development agreement on the acquisition date at $1.0 million based on the remaining term of the agreement and the amount paid through the acquisition date. The recorded intangible is being amortized to reduce income on a straight-line basis over the remaining term of the agreement, which amounted to $51,000 for the six months ended June 30, 2012. Based on the payment received from the Town of Normal in March 2012 related to 2011 of $83,000, the Company accrued approximately $43,000 of sales tax receipts income for the six months ended June 30, 2012.

6. PREPAID EXPENSES AND OTHER ASSETS

As of June 30, 2012 and December 31, 2011, the Company’s prepaid expenses and other assets consisted of the following:

	June 30, 2012	December 31, 2011
Real estate deposits	$1,099,000	$1,550,000
Sales tax rebate incentive, net (Note 5)	929,000	980,000
Prepaid expenses	504,000	451,000
Due from affiliates	32,000	—
Utility deposits and other	225,000	151,000

	$2,789,000	$3,132,000

7. DEBT

As of June 30, 2012 and December 31, 2011, the Company’s debt consisted of the following:

	Principal Balance		Interest Rate At June 30, 2012	Contractual Maturity Date
	June 30, 2012	December 31, 2011
Secured line of credit	$38,840,000	$42,968,000	5.50%	12/17/2013
Secured term loans	61,070,000	—	5.10% - 10.00%	2/1/2017 - 7/1/2019
Mortgage loans	83,478,000	68,421,000	4.50% - 15.00%	10/31/2014 - 7/1/2037
Unsecured loan	1,250,000	1,250,000	8.00%	11/18/2015

	184,638,000	112,639,000
Less: unamortized discount	(211,000)	(244,000)

Total	$184,427,000	$112,395,000

During the three months ended June 30, 2012 and 2011, the Company incurred $3,386,000 and $828,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $652,000 and $107,000, respectively, primarily in connection with the June 2012 refinancing of certain properties from the secured line of credit with KeyBank National Association (“KeyBank”) to the new secured term loan with KeyBank. During the three months ended June 30, 2012 and 2011, interest expense also included the amortization of net premium/(discount) of $(17,000) and $(56,000), respectively.

During the six months ended June 30, 2012 and 2011, the Company incurred $6,485,000 and $1,515,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $1,491,000 and $156,000, respectively. During the six months ended June 30, 2012 and 2011, interest expense also included the amortization of net premium/(discount) of $(33,000) and $(41,000), respectively. In connection with certain refinancings completed in January and June 2012, the Company wrote-off approximately $930,000 of the remaining unamortized deferred financing costs associated with the properties being refinanced.

As of June 30, 2012 and December 31, 2011, interest expense payable was $504,000 and $430,000, respectively.

The following is a schedule of principal maturities for all of the Company’s notes payable outstanding as of June 30, 2012:

Amount
July 1, 2012 through December 31, 2012	$868,000
2013	40,841,000
2014	7,487,000
2015	22,033,000
2016	19,335,000
Thereafter	94,074,000

$184,638,000

KeyBank Line of Credit

In connection with the acquisition of Morningside Marketplace in January 2012, the Company and certain of its subsidiaries entered into a Fifth Omnibus Amendment and Reaffirmation of the Loan Documents (the “Fifth Omnibus Amendment”) relating to the Credit Agreement with KeyBank dated December 17, 2010 (the “Credit Agreement”) to request an advance of $11,953,300 (the “Morningside Loan”), which Morningside Loan was used to acquire the Morningside Marketplace. The Fifth Omnibus Amendment also provided for a temporary increase of the maximum aggregate commitment under the Credit Agreement from $35 million to $43 million through April 30, 2012, at which time any amounts outstanding under the Credit Agreement in excess of $35 million would become due.

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

In connection with the acquisition of Turkey Creek in March 2012, the Company and certain of its subsidiaries entered into the Eighth Omnibus Amendment and Reaffirmation of Loan Documents relating to the Credit Agreement to request an advance of $2,520,000 (the “Turkey Creek Loan”), which Turkey Creek Loan was used to acquire Turkey Creek.

In connection with the acquisition of Aurora Commons in March 2012, the Company and certain of its subsidiaries entered into the Ninth Omnibus Amendment and Reaffirmation of Loan Documents relating to the Credit Agreement to request an advance of $4,550,000 (the “Aurora Loan”), which Aurora Loan was used to acquire Aurora Commons.

In May 2012, the Company entered into the Tenth Omnibus Amendment and Reaffirmation of Loan Documents modifying the Credit Agreement to among other things, to temporarily increase the commitment to $60 million until September 30, 2012. Commencing October 1, 2012 the temporary increase will be paid down and reduced to $45 million by December 1, 2012.

In connection with the acquisition of Florissant Marketplace in May 2012, the Company and certain of its subsidiaries entered into the Eleventh Omnibus Amendment and Reaffirmation of Loan Documents relating to the Credit Agreement to request an advance of $11,437,500 (the “Florissant Loan”), which Florissant Loan was used to acquire Florissant Marketplace.

In connection with the acquisition of Willow Run Shopping Center in May 2012, the Company and certain of its subsidiaries entered into the Twelfth Omnibus Amendment and Reaffirmation of Loan Documents relating to the Credit Agreement to request an advance of $8,662,500 (the “Willow Run Loan”), which Willow Run Loan was used to acquire Willow Run Shopping Center.

In connection with the acquisition of Visalia Marketplace in June 2012, the Company and certain of its subsidiaries entered into the Thirteenth Omnibus Amendment and Reaffirmation of Loan Documents relating to the Credit Agreement to request an advance of $14,250,000 (the “Visalia Loan”), which Visalia Loan was used to acquire Visalia Marketplace.

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

Borrowings under the Credit Agreement are secured by (1) pledges by the Company, the OP, TNP SRT Holdings LLC, (“TNP SRT Holdings”), and certain subsidiaries of TNP SRT Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of TNP SRT Holdings or the Company which, directly or indirectly, owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations, terms and conditions to be paid, performed or observed with respect to the Credit Agreement, (3) a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in Offering), escrow and security deposit accounts and all cash management services of the Company, the OP, TNP SRT Holdings and certain of its subsidiaries, and (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to the San Jacinto Esplanade, Craig Promenade, Willow Run Shopping Center, Visalia Marketplace, Aurora Commons and a pad at the Morningside Marketplace property.

Under the Credit Agreement in place as of June 30, 2012, the Company was in compliance with financial covenants of the credit facility as of June 30, 2012.

KeyBank Term Loans

On January 6, 2012, the Company, through TNP SRT Portfolio I, LLC (“TNP SRT Portfolio”), a wholly owned subsidiary of the OP, obtained a term loan from KeyBank in the original principal amount of $33,200,000 pursuant to a Loan Agreement by and between TNP SRT Portfolio and KeyBank and a Promissory Note by TNP SRT Portfolio in favor of KeyBank. The proceeds were used to refinance the portions of the Credit Agreement secured by Pinehurst, Northgate Plaza, Moreno Marketplace and Topaz Marketplace. The loan is due and payable in full on February 1, 2017 and bears an annual interest rate of 5.93%.

On June 13, 2012, the Company, through TNP SRT Portfolio II, LLC (“TNP SRT Portfolio II”), a wholly owned subsidiary of the OP, obtained a term loan from KeyBank in the original principal amount of $26,000,000 pursuant to a Loan Agreement by and between TNP SRT Portfolio II and KeyBank and a Promissory Note by TNP SRT Portfolio II in favor of KeyBank. The proceeds were used to refinance the portions of the Credit Agreement secured by Morningside Marketplace (other than the pad at the Morningside Marketplace property securing the Credit Agreement), Cochran Bypass (Bi Lo Grocery Store), Ensenada Square, Florissant Marketplace and Turkey Creek. The loan is due and payable in full on July 1, 2019 and bears an annual interest rate of 5.10%.

KeyBank Mezzanine Loan

On June 13, 2012, the Company, through TNP SRT Portfolio II Holdings, LLC (“TNP SRT Portfolio II Holdings”) obtained a mezzanine loan from KeyBank in the original principal amount of $2,000,000 pursuant to a Loan Agreement by and between TNP SRT Portfolio II Holdings and KeyBank and a Promissory Note by TNP SRT Portfolio II Holdings in favor of KeyBank. The proceeds were also used to refinance the portions of the Credit Agreement secured by Morningside Marketplace, Cochran Bypass (Bi Lo Grocery Store), Ensenada Square, Florissant Marketplace and Turkey Creek. The loan bears an interest rate of 10% through the “Anticipated Repayment Date” of January 1, 2013 and after the “Anticipated Repayment Date” the loan will bear interest through the Maturity Date of July 1, 2019 at 15%.

Under the term loan and mezzanine loan agreements with KeyBank, the Company believes it was in compliance with these agreements as of June 30, 2012.

Woodland West Acquisition Loans

In connection with the acquisition of Woodland West in February 2012, the Company borrowed $10,200,000 from JP Morgan Chase Bank, National Association (“JPM”), pursuant to (1) a Promissory Note, Loan Agreement and Fee and Leasehold Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement and (2) a mezzanine loan with JPM in the amount of $1,300,000. The $10,200,000 loan bears interest at 5.63% per annum and the principal and interest are due monthly. The mezzanine loan bears interest at 12% per annum the monthly payments are interest-only. The entire unpaid principal balances of both loans and all accrued and unpaid interest thereon are due and payable in full on March 1, 2017.

Bloomingdale Hills Acquisition Loan

Following the acquisition of Bloomingdale Hills in June 2012, the Company borrowed $5,600,000 from ING Life Insurance and Annuity Company (“ING”). The $5,600,000 loan bears a fixed interest rate of 4.50% with interest only payments through and including July 1, 2014. Payments of principal and interest in the amount of $32,593 are due commencing August 1, 2014 and continuing to and including the maturity date of July 1, 2037. ING has the right to declare the entire amount of outstanding principal, interest and all other amounts remaining unpaid and due on the following “Call Dates”; (i) July 1, 2022, (ii) July 1, 2027 and (iii) July 1, 2032. The loan may not be prepaid in whole or in part prior to July 1, 2013. Commencing July 1, 2013 the principal balance of the loan may be prepaid in whole and not in part by giving ING (i) not less than 60 day notice and payment of (ii) a prepayment premium equal to the greater of (a) yield maintenance, as defined; or (b) 1% of the then outstanding principal balance of the loan. The loan can be prepaid without a prepayment premium under the following conditions: (i) prepayment results from proceeds of a casualty, (ii) 30 days prior to the loan maturity date or any Call Date, regardless of whether the lender exercised its option to call the loan.

8. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company issued 22,222 shares of common stock to Sponsor for an aggregate purchase price of $200,000. As of June 30, 2012, Anthony W. Thompson, the Company’s Chief Executive Officer, directly owned 111,111 shares of the Company’s common stock for which he paid an aggregate purchase price of $1,000,000 and the Sponsor, which is controlled by Mr. Thompson, owned 22,222 shares of the Company’s common stock. As of June 30, 2012 and December 31, 2011, the Company had issued 10,430,623 and 6,007,007 shares of common stock, net of share redemptions, for gross proceeds of approximately $103,245,000 and $59,248,000, respectively.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

Common Units of the OP

On May 26, 2011, in connection with the acquisition of Pinehurst, the OP issued 287,472 Common Units to certain of the sellers of Pinehurst who elected to receive Common Units for an aggregate value of approximately $2,587,000, or $9.00 per Common Unit. On March 12, 2012, in connection with the acquisition of Turkey Creek, the OP issued 144,324 Common Units to certain of the sellers of Turkey Creek who elected to receive Common Units for an aggregate value of approximately $1,371,000, or $9.50 per Common Unit.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of June 30, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The Company’s share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases pursuant to the share redemption program will be made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. During the six months ended June 30, 2012 and 2011, the Company redeemed 19,073 shares and 1,000 shares of common shares under its share redemption program.

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

The following table sets forth the distributions declared and paid to the Company’s common stockholders and non-controlling Common Unit holders for the first and second quarter of 2012 and for the year ended December 31, 2011:

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Units Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Cash Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000

	$2,820,000		$131,000	$1,587,000	$123,000	$976,000	$2,563,000

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Units Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Cash Distribution Paid and DRIP Shares Issued
First Quarter 2011	$442,000	$0.05833	$—	$282,000	$—	$142,000	$424,000
Second Quarter 2011	548,000	$0.05833	21,000	338,000	3,000	168,000	506,000
Third Quarter 2011	698,000	$0.05833	49,000	435,000	50,000	206,000	641,000
Fourth Quarter 2011	920,000	$0.05833	49,000	554,000	50,000	283,000	837,000

	$2,608,000		$119,000	$1,609,000	$103,000	$799,000	$2,408,000

(1)	Distributions are declared monthly and are calculated at a monthly distribution rate of $0.05833 per share of common stock and Common Units.
(2)	Cash distributions are paid, and DRIP shares issued, on a monthly basis. Distributions (both cash and DRIP) for all record dates of a given month are paid approximately 15 days following month end.
(3)	None of the Common Unit holders of the OP are participating in the Company’s distribution reinvestment program.

On June 30, 2012, the Company declared a monthly distribution in the aggregate of $592,000, of which $361,000 was paid in cash on or about July 15, 2012 and $231,000 was paid through the DRIP in the form of additional shares issued on or about July 15, 2012.

On June 30, 2012, the Company declared a monthly distribution related to the Common Units in the aggregate of $25,000, all of which was paid in cash on or about July 15, 2012.

Distribution Reinvestment Plan

The Company has adopted the DRIP which allows common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP. For the six months ended June 30, 2012 and 2011, $976,000 and $310,000 in distributions were reinvested and 102,709 and 32,587 shares of common stock were issued under the DRIP, respectively.

9. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted (loss) earnings per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator - basic and diluted
(Loss) from continuing operations	$(4,128,000)	$(1,873,000)	$(8,549,000)	$(3,079,000)
Noncontrolling interests’ share in continuing operations	183,000	136,000	395,000	137,000
Participating securities’ share in continuing operations	(1,000)	(2,000)	(2,000)	(4,000)

(Loss) from continuing operations applicable to common shares	(3,946,000)	(1,739,000)	(8,156,000)	(2,946,000)
Discontinued operations	10,000	69,000	66,000	58,000

Net (loss) applicable to common shares	$(3,936,000)	$(1,670,000)	$(8,090,000)	$(2,888,000)

Denominator
Basic weighted average common shares	9,339,875	3,106,448	8,084,563	2,805,487
Dilutive potential common shares	—	—	—	—

Diluted weighted average common shares	9,339,875	3,106,448	8,084,563	2,805,487

Earnings per common share - basic and diluted
(Loss) from continuing operations applicable to common shares	$(0.42)	$(0.56)	$(1.01)	$(1.05)
Discontinued operations	—	0.02	0.01	0.02

Net (loss) applicable to common shares	$(0.42)	$(0.54)	$(1.00)	$(1.03)

Shares of restricted stock are considered participating securities because dividend payments are not forfeited even if the underlying award does not vest, which require the use of the two-class method when computing basic and diluted earnings per share.

10. INCENTIVE AWARD PLAN

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

For the three months ended June 30, 2012 and 2011, the Company recognized compensation expense of $13,000 and $94,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

For the six months ended June 30, 2012 and 2011, the Company recognized compensation expense of $26,000 and $159,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

The compensation expense recognized for the three and six months ended June 30, 2011 included expenses associated with the initial vesting of the 2011 annual grants issued to independent directors that were re-elected at the June 2011 annual meeting, as well as expenses associated with the accelerated vesting of remaining unvested grants issued to former independent directors that resigned during the periods.

As of June 30, 2012 and December 31, 2011, there was $40,000 and $66,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted common stock. As of June 30, 2012, this expense is expected to be realized over a remaining period of 1.0 year. As of June 30, 2012 and December 31, 2011, the fair value of the non-vested shares of restricted common stock was $53,000 and $98,000, respectively. There were 5,883 shares and 10,833 shares that remain unvested at June 30, 2012 and December 31, 2011. During the three and six months ended June 30, 2012, there were no restricted stock shares issued and no shares vested.

	Restricted Stock (No. of Shares)	Weighted Average Grant Date Fair Value
Balance — December 31, 2011	10,833	$9.00
Granted	—	—
Vested	—	—

Balance — March 31, 2012	10,833	$9.00
Granted	—	—
Vested	4,950	9.00

Balance — June 30, 2012	5,883	$9.00

11. RELATED PARTY TRANSACTIONS

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

On August 7, 2011, the Company, the OP and Advisor entered into Amendment No.1 to the Advisory Agreement, effective as of August 7, 2011, in order to renew the term of the Advisory Agreement for an additional one-year term expiring on August 7, 2012. On November 11, 2011, the Company, the OP and the Advisor entered into Amendment No. 2 to the Advisory Agreement. On January 12, 2012, the Company, the OP and the Advisor entered into Amendment No. 3 to the Advisory Agreement to provide for the payment of a financing coordination fee to Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP.

Organization and Offering Costs

Organization and offering costs of the Company (other than selling commissions and the dealer manager fee described below) are initially paid by Advisor and its affiliates on the Company’s behalf. Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of certain of Advisor’s employees and employees of Advisor’s affiliates and others. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs associated with the Offering, provided the Company is not obligated to reimburse Advisor to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by the Company exceed 3.0% of the gross offering proceeds from the Offering. Any such reimbursement will not exceed actual expenses incurred by Advisor. All organization costs of the Company are recorded as an expense when the Company has an obligation to reimburse Advisor. Similarly, all offering costs of the Company are recorded as deductions to additional paid-in capital when the Company has an obligation to reimburse Advisor.

As of June 30, 2012 and December 31, 2011, organization and offering costs incurred by Advisor on the Company’s behalf were $3,522,000 and $3,016,000 of which $3,001,000 and $1,747,000, respectively were paid by the Company. Organization and offering costs are payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of the Offering. At June 30, 2012 and December 31, 2011, organization and offering costs exceeded 3.0% of the gross proceeds of the Offering by $521,000 and $1,269,000, respectively, and such amount was deferred and recorded as deferred offering costs and accrued in due to affiliates on the balance sheets.

As of December 31, 2011, the Company had reimbursed Advisor approximately $298,000 in excess of the 3.0% limit as a result of certain expenses being reclassified as organization and offering expense. The reimbursement with respect to the December 31, 2011 excess amount was subsequently approved by the Company’s board of directors. There were no excess reimbursements to Advisor at June 30, 2012.

Selling Commissions and Dealer Manager Fees

The Dealer Manager receives a selling commission of 7.0% of the gross proceeds from the sale of shares of common stock in the primary offering. The Dealer Manager also receives 3.0% of the gross proceeds from the sale of shares in the primary offering in the form of a dealer manager fee as compensation for acting as the dealer manager. Both selling commissions and dealer manager fees are recorded by the Company as an offset to additional paid-in capital when incurred.

	For the Three Mont Ended June 30,		For the Six Months Ended June 30,		Inception Through June 30, 2012
	2012	2011	2012	2011
Selling Commissions	$1,660,000	$428,000	$2,856,000	$734,000	$6,688,000
Dealer Manager	$764,000	$184,000	$1,298,000	$299,000	$2,962,000

Reimbursement of Operating Expenses

The Company reimburses Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which the Company’s operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets (as defined in the Charter), or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guideline”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of the 2%/25% guideline if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended June 30, 2012, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% guideline.

The Company reimburses Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives a separate fee or with respect to an officer of the Company. For the three months ended June 30, 2012 and 2011, the Company incurred and paid $239,000 and $66,000, respectively of administrative services to Advisor. For the six months ended June 30, 2012 and 2011, the Company incurred and paid $419,000 and $132,000, respectively, of administrative services to Advisor.

Property Management Fee

The Company pays TNP Property Manager, LLC (“TNP Manager”), its property manager and an affiliate of Advisor, a market-based property management fee of up to 5.0% of the gross revenues generated by each property in connection with the operation and management of the Company’s properties. TNP Manager may subcontract with third party property managers and is responsible for supervising and compensating those property managers. For the three months ended June 30, 2012 and 2011, the Company incurred $288,000 and $115,000, respectively, in property management fees to TNP Manager. For the six months ended June 30, 2012 and 2011, the Company incurred $538,000 and $196,000, respectively, in property management fees to TNP Manager. As of June 30, 2012 and December 31, 2011, property management fees of $36,000 and $16,000, respectively, were included in amounts due to affiliates.

Acquisition and Origination Fee

The Company pays Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. The Company incurred and paid $1,383,000 and $825,000 in acquisition fees to Advisor during the three months ended June 30, 2012 and 2011, respectively. The Company incurred and paid $2,595,000 and $1,145,000 in acquisition fees to Advisor during the six months ended June 30, 2012 and 2011, respectively.

The Company pays Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate related loans. The Company incurred loan origination fees of $40,000 for the three and six months ended June 30, 2011. There were no loan origination fees incurred during the three and six months ended June 30, 2012. As of June 30, 2012 and December 31, 2011, there were no acquisition and loan origination fees due to affiliates.

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

Disposition Fee

If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates will be paid a disposition fee of up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. For the three months ended June 30, 2012 and 2011, the Company incurred $81,000 and $0, respectively of disposition fees to Advisor. For the six months ended June 30, 2012 and 2011, the Company incurred $105,000 and $0, respectively, of disposition fees to Advisor.

Leasing Commission Fee

On June 9, 2011, pursuant to Section 11 of the Advisory Agreement with the Advisor, the Company’s board of directors approved the payment of fees to the Advisor for services it provides in connection with leasing the Company’s properties. The amount of such leasing fees will be usual and customary for comparable services rendered for similar real properties in the geographic market of the properties leased. The leasing fees will be in addition to the market-based fees for property management services payable by the Company to TNP Manager, an affiliate of the Advisor. For the three months ended June 30, 2012 and 2011, the Company did not incur any leasing commission fees to Advisor or its affiliates. For the six months ended June 30, 2012 and 2011, the Company incurred and paid approximately $5,000 and $0, respectively, of leasing commission fees to Advisor or its affiliates.

Financing Coordination Fee

On January 12, 2012, the board of directors approved Amendment No. 3 to the Advisory Agreement to provide for the payment of a financing coordination fee to Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP. For the three and six months ended June 30, 2012, the Company incurred $450,000 and $811,000 of financing coordination fees to Advisor or its affiliates, of which $12,000 was payable at June 30, 2012, which are included in due to affiliates.

Guaranty Fees

In connection with certain acquisition financings, the Company’s Chairman and Chief Executive Officer and/or the Sponsor had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. For the three months ended June 30, 2012 and 2011, the Company incurred approximately $24,000 and $14,000, respectively, of guaranty fees. For the six months ended June 30, 2012 and 2011, the Company incurred approximately $37,000 and $54,000, respectively, of guaranty fees. As of June 30, 2012 and December 31, 2011, guaranty fees of approximately $30,000 and $50,000, respectively, were included in amounts due to affiliates. At June 30, 2012, the Sponsor’s outstanding guaranty agreements relate to the guarantee on the financing on Waianae Mall and master lease guarantees for Constitution Trail and Osceola Village and the Sponsor receives a fee with respect to the master lease guaranty for Osceola Village.

Related Party Loans and Loan Fees

In connection with the acquisition of Morningside Marketplace in January 2012, the Company financed the payment of a portion of the purchase price for Morningside Marketplace with the proceeds of (1) a loan in the aggregate principal amount of $235,000 from the Sponsor, (2) a loan in the aggregate principal amount of $200,000 from Mr. James Wolford, the Company’s Chief Financial Officer, and (3) a loan in the aggregate principal amount of $920,000 from Mrs. Sharon Thompson, the spouse of Mr. Anthony W. Thompson, the Company’s Chairman, Chief Executive Officer and President (collectively, the “Morningside Affiliate Loans”). The Morningside Affiliate Loans each accrued interest at a rate of 12% per annum and were due on April 8, 2012. All Morningside Affiliate Loans, including unpaid accrued interest, were paid in full during the first quarter of 2012.

In connection with the acquisition of the three mortgage notes secured by Constitution Trail during the second quarter of 2011 (Note 2), the Company obtained a loan from TNP 2008 Participating Notes Program, LLC, an affiliated program sponsored by the Sponsor, in the amount of $995,000 and paid loan fees in the amount of $40,000. The loan bore an interest rate of 14% and was repaid in full in July 2011. Interest expense incurred and paid by the Company to an affiliate of Advisor through June 30, 2011 was $7,000.

Summary of Related Party Transactions

Summarized below are the related-party transactions for the three and six months ended June 30, 2012 and 2011, respectively, and payable as of June 30, 2012 and December 31, 2011:

	Incurred		Incurred		Payable
	Three months ended June 30,		Six months ended June 30,		As of June 30,	As of December 31,
	2012	2011	2012	2011	2012	2011
Expensed
Asset management fees	$—	$123,000	$—	$203,000	$—	$—
Reimbursement of operating expenses	239,000	66,000	419,000	132,000	—	—
Acquisition fees	1,383,000	825,000	2,595,000	1,145,000	—	—
Property management fees	288,000	115,000	538,000	196,000	36,000	16,000
Guaranty fees	24,000	14,000	37,000	54,000	30,000	50,000
Leasing commission fee	—	—	5,000	—	—	5,000
Disposition fees	81,000	—	105,000	—	—	—
Interest expense on notes payable to affiliates	—	7,000	20,000	7,000	—	—

	$2,015,000	$1,150,000	$3,719,000	$1,737,000	$66,000	$71,000

Capitalized
Financing coordination fees	$450,000	$—	$811,000	$—	$12,000	$—
Loan fees	—	40,000	—	40,000	—	—

	$450,000	$40,000	$811,000	$40,000	$12,000	$—

Additional Paid-in Capital
Selling commissions	$1,660,000	$428,000	$2,856,000	$734,000	$50,000	$68,000
Dealer manager fees	764,000	184,000	1,298,000	299,000	23,000	30,000
Offering costs	419,000	145,000	483,000	199,000	521,000	1,269,000

	$2,843,000	$757,000	$4,637,000	$1,232,000	$594,000	$1,367,000

12. MINIMUM RENTS

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

July 1, 2012 through December 31, 2012	$10,574,000
2013	20,199,000
2014	18,974,000
2015	17,009,000
2016	15,169,000
Thereafter	89,135,000

$171,060,000

13. FAIR VALUE DISCLOSURES

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

At June 30, 2012	Carrying Value (1)	Fair Value (2)
Notes Payable	$184,638,000	$184,368,000

At December 31, 2011	Carrying Value (1)	Fair Value (2)
Notes Payable	$112,639,000	$112,395,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of June 30, 2012 and December 31, 2011.
(2)	The estimated fair value of the notes payable is based upon indicative market prices of the Company’s notes payable based on prevailing market interest rates.

In March 2011, June 2011 and September 2011, the Company entered into three interest rate cap agreements with KeyBank in the notional amounts of $16.0 million, $10.0 million and $4.0 million and interest rate caps of 7%, effective on April 4, 2011, June 15, 2011, and September 30, 2011, respectively. None of these interest rate cap agreements was designated as a hedge and the $16.0 million and $10.0 million agreements have termination dates of April 4, 2012 and the $4.0 million agreement has a termination date of October 18, 2012. The fair value of the interest rate cap agreements as of June 30, 2012 is de minimus.

14. COMMITMENTS AND CONTINGENCIES

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, the Company, through its subsidiary, granted a lender a profit participation in the property equal to 25% of the net profits received by the Company upon the sale of the property (the “Profit Participation Payment”). Net profits is calculated as (1) the gross proceeds received by the Company upon a sale of the property in an arms-length transaction at market rates to third parties less (2) the sum of: (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with the Company, including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000.00. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, the Company shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, the Company shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. Based on the estimated sale price as of June 30, 2012 and December 31, 2011, the Company determined that it does not have any liability under the Profit Participation Payment.

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

Status of the Offering

As of August 6, 2012, the Company had sold 10,547,109 shares of common stock in the Offering for gross offering proceeds of $104,766,000, including 238,699 shares of common stock under the DRIP for gross offering proceeds of $2,268,000.

Distributions

On July 31, 2012, the Company declared a monthly distribution to common stockholders in the aggregate amount of $615,000 of which $377,000 will be paid in cash on or about August 15, 2012 and $238,000 will be paid through the DRIP in the form of additional common shares issued on or about August 15, 2012.

On July 31, 2012, the Company declared a monthly distribution to the holders of Common Units in the aggregate amount of $25,000, all of which will be paid in cash on or about August 15, 2012.

Reelection of the Company’s Board of Directors

On July 18, 2012, the Company held the annual meeting of its stockholders. At the annual meeting of its stockholders, the Company’s then current directors listed below were elected to serve as the Company’s directors until the next annual meeting of the stockholders and until their successors are elected and qualified:

Anthony W. Thompson

James R. Wolford

Phillip I. Levin

Jeffrey S. Rogers

Peter K. Kompaniez

In connection with the reelection of each of the Company’s independent directors at the annual meeting of stockholders, the Company granted 2,500 shares of restricted stock to each independent director pursuant to the Company’s amended and restated independent directors’ compensation plan. One-third of the shares of restricted stock became non-forfeitable on the date of grant and an additional one third will become non-forfeitable on each of the first two anniversaries of the date of grant.

Formation of Special Committee of the Company’s Board of Directors

On July 27, 2012, the Company’s board of directors established a special committee of the board of directors comprised of the Company’s three independent directors. The special committee has the maximum power delegable to a committee of the Company’s board of directors under Maryland law and has the authority to (1) engage its own financial and legal advisors, (2) execute, deliver and file or to cause to be executed, delivered and filed all agreements, documents and instruments in the Company’s name and on the Company’s behalf as the special committee may deem necessary, convenient or appropriate, (3) expend money on the Company’s behalf and (4) to the maximum extent permitted by applicable law, keep private from the Company’s board of directors and the Company’s officers the minutes of its meetings and other matters.

Each member of the special committee will receive an annual fee of $10,000 for their service on the special committee through the date of the Company’s next annual meeting of stockholders, such fee was paid in one lump sum on August 1, 2012. Each member of the special committee will also receive (1) $1,000 per telephonic meeting of less than one hour in which they participate, (2) $1,500 per telephonic meeting of an hour or more in duration in which they participate and (3) $2,500 per in-person meeting which they attend. The special committee will receive the foregoing fees in addition to any fees to which they may be entitled associated with meetings of the full board of directors.

Change to Director Compensation

On July 27, 2012, the Company’s board of directors approved an increase in the annual fee paid to its independent directors from $30,000 to $40,000. The increase in the annual fee will take effect commencing with the next quarterly payment of the annual fee.

Changes to Management and the Company’s Board of Directors

On July 27, 2012, Mr. James R. Wolford resigned from his position as a member of the Company’s board of directors, effective July 27, 2012. On July 27, 2012, the Company’s board of directors appointed Ms. Dee R. Balch as a director to fill the vacancy on the Company’s board of directors created by the resignation of Mr. Wolford from his position as a director.

On July 27, 2012, Mr. Wolford also resigned from his positions as the Company’s Chief Financial Officer, Treasurer and Secretary and as the Chief Financial Officer, Treasurer and Secretary of the Company’s advisor effective immediately following the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012. On July 27, 2012, the Company’s board of directors appointed Ms. Balch to serve as the Company’s Chief Financial Officer, Treasurer and Secretary effective upon Mr. Wolford’s resignation from those positions. Mr. Wolford will continue to serve in his capacity as President and Chief Operating Officer of the Company’s Sponsor.

Amendment No. 4 to the Advisory Agreement

On August 1, 2012, the Company, its operating partnership and its advisor entered into an amendment to the Company’s amended and restated Advisory Agreement, effective as of August 7, 2012, which, among other things:

•	Renews the term of the Company’s Advisory Agreement for an additional one-year term expiring on August 7, 2013.

•

Establishes a requirement that the Company maintain at all times a cash reserve of at least $4,000,000 and provides that Advisor may deploy any cash proceeds in excess of the cash reserve for the Company’s business pursuant to the terms of the Advisory Agreement.

•

Delete in its entirety Section 13 of the Advisory Agreement, which provided, among other things, that before the Company could complete a business combination with the Advisor to become self-administered, certain conditions would have to be satisfied, including (i) the formation of a special committee comprised entirely of the Company’s independent directors, (ii) the receipt of an opinion from a qualified investment banking firm concluding that consideration to be paid to acquire the Company’s Advisor was financially fair to the Company’s stockholders and (iii) the approval of the business combination by the Company’s stockholders entitled to vote thereon in accordance with the Charter.

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

•

We are dependent on TNP Strategic Retail Advisor, LLC, our advisor, to manage our operations. We are also dependent on TNP Securities, LLC, our dealer manager and affiliate of our sponsor, to conduct our public offering. Our advisor and dealer manager depend on the capital from Thompson National Properties, LLC, our sponsor, and fees and other compensation that they receive from us in connection with our public offering and the purchase, management and sale of assets to conduct their operations. Our sponsor has a limited operating history and, since inception, has operated at a significant net loss. Our sponsor also has substantial secured and unsecured debt obligations coming due over the next two years. To the extent that our sponsor is unable to negotiate a modification to its debt obligations or our sponsor’s financial condition does not improve or deteriorates, it may adversely impact our advisor’s and our dealer manager’s ability to perform their duties to us or could have an adverse effect on our ability to raise proceeds in our public offering and our operations and could cause the value of your investment to decrease. Moreover, such adverse conditions could require a substantial amount of time on the part of our advisor and its affiliates, thereby decreasing the amount of time they spend actively managing our investments. Any adverse changes in the financial condition of our advisor, our dealer manager, or our sponsor or our relationship with any of them could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments and our dealer manager’s ability to raise proceeds in our public offering.

•	We may be forced to find another advisor, property manager, or dealer manager, or become self-managed, if the financial health of our sponsor does not improve significantly.

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

•

Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indices. Increases in these indices could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section previously disclosed in our Form 10-K and included in this Current Report on Form 10-Q. The inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.

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

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975) registering a public offering of up to $1,100,000,000 in shares of our common stock was declared effective under the Securities Act and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our distribution reinvestment plan at $9.50 per share. On June 15, 2012, we filed with the SEC a registration statement on Form S-11 to register up to $900,000,000 of shares of our common stock in a follow-on public offering. We will offer shares in our current public offering until the earlier of the date the SEC declares the registration statement effective for our follow-on offering and February 4, 2013.

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

As of June 30, 2012, we had accepted investors’ subscriptions for, and issued, 10,430,623 shares of our common stock, including 214,355 shares issued pursuant to our distribution reinvestment plan, resulting in total offering proceeds of approximately $103,245,000, net of redemptions.

Our board of directors has determined an estimated value per share of our common stock of $10.18 as of March 31, 2012, an increase from the previously determined estimated value per share of $10.14 as of December 31, 2011 and $10.08 as of September 30, 2011. We are providing the estimated value per share to assist broker-dealers and stockholders in their evaluation of us. This is the third determination by our board of directors of an estimated value per share of our common stock. We currently anticipate that an estimated value per share will be calculated through the quarter ended June 30, 2012. We anticipate disclosing an updated estimated value per share as of June 30, 2012 in August 2012.

The objective of our board of directors in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. The estimated value per share is based on (x) the estimated value of our assets less the estimated value of our liabilities divided by (y) the number of outstanding shares of our common stock plus the limited partnership units of our operating partnership issued to third party sellers in connection with our acquisition of Pinehurst Square East and the Shops at Turkey Creek, all as of March 31, 2012. Investors are cautioned that the market for commercial real estate can fluctuate quickly and substantially and values of our assets and liabilities are expected to change in the future. In determining an estimated value of a share of our common stock, our board of directors relied upon information provided by our advisor, appraisal reports prepared by third parties on certain of our properties and other factors our board of directors deemed relevant. Our board of directors also took into account the estimated value of our other assets and liabilities, including a reasonable estimate of the value of our debt obligations. However, our board of directors did not consider certain other factors, such as a liquidity discount, because they did not believe such factors were appropriate or necessary under the circumstances. The estimated value per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated value per share is not a representation, warranty or guarantee that a stockholder would receive this amount if he sold his shares or we consummated a liquidity event. For additional information on the methodology used by our board of directors to determine our estimated value per share of our common stock, see our Current Report on Form 8-K filed with the SEC on March 21, 2012. See also, “Risk Factors — Our board of directors determined an estimated per share value of $10.18 for our shares of common stock as of March 31, 2012. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.” in Part II – Item 1A of this Form 10-Q.

We have elected to qualify as a REIT for federal income tax purposes commencing with the year ended December 31, 2009, and therefore we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income. As of June 30, 2012, we believe we were in compliance with the REIT requirements.

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

Although during the financial crisis and economic downturn commercial real estate transactions experienced a sharp decline in volume, the recent trends show a rebound in activity as more commercial properties come into the market as loans mature and marginally performing properties default and banks increase their foreclosures. Additionally, new lending is increasing. The commercial mortgage-backed securities market has again become a source of liquidity and we have seen additional debt capital provided by lenders such as life insurance companies, local and regional banks and debt funds. The availability of additional capital has improved the volume of transactions in the commercial real estate market.

Properties

As of June 30, 2012, our portfolio included the 20 properties below, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of 2,074,980 square feet of single- and multi tenant, commercial retail space located in 14 states, which we purchased for an aggregate purchase price of $258,686,000.

Property	Location
Moreno Marketplace	Moreno Valley, CA
Waianae Mall	Waianae, HI
Northgate Plaza	Tucson, AZ
San Jacinto	San Jacinto, CA
Craig Promenade	Las Vegas, NV
Pinehurst East	Bismarck, ND
Constitution Trails	Normal. IL
Cochran Bypass	Chester, SC
Topaz Marketplace	Hesperia, CA
Osceola Village	Kissimmee, FL
Summit Point	Fontana, CA
Morningside Marketplace	Fontana, CA
Woodlands West Marketplace	Arlington, Texas
Ensenada Square	Arlington, Texas
Shops at Turkey Creek	Knoxville, Tennessee
Aurora Commons	Aurora, Ohio
Florissant Marketplace	Florissant, MO
Willow Run	Westminster, CO
Bloomingdale Hills	Tampa, FL
Visalia Marketplace	Visalia, CA

Second Quarter 2012 Highlights

•	We acquired four retail properties for an aggregate purchase price of approximately $55,100,000, excluding closing costs.

•

We financed the four acquisitions with (1) borrowings under our line of credit with KeyBank, National Association, or KeyBank, aggregating $34,351,000; (2) 1031 exchange proceeds of $2,022,000 from the sale of portions of the Morningside Marketplace property in April 2012; and (3) offering proceeds of approximately $18,925,000.

•	In May 2012, we amended the KeyBank credit agreement to temporarily increase the maximum aggregate commitment to $60 million through December 1, 2012.

•	In June 2012, we obtained 25-year fixed-term financing of $5,600,000 at a 4.5% fixed interest rate on a property that was initially purchased in cash for $9,300,000.

•

On June 13, 2012, we obtained a loan from KeyBank in the principal amount of $26,000,000, which was used to refinance, and is secured by, five of our properties. Additionally, we also obtained a $2,000,000 mezzanine loan from KeyBank in connection with this refinancing.

•	Our board of directors determined an estimated value per share of our common stock of $10.18 as of March 31, 2012.

•	We declared total distributions to our common stockholders of $1,637,000 (including $799,000 of distributions reinvested under our DRIP).

Property Acquisitions during the Three Months Ended June 30, 2012

Florissant Marketplace

On May 16, 2012, we acquired a fee simple interest in a multitenant retail center located in Florissant, Missouri, commonly known as Florissant Marketplace, for an aggregate purchase price of $15,250,000, excluding closing costs. We financed the purchase price for the Florissant Marketplace with proceeds from (1) our public offering and (2) approximately $11,437,500 in funds borrowed under our credit agreement with KeyBank.

Willow Run

On May 18, 2012, we acquired a fee simple interest in a multitenant retail center located in Westminster, Colorado, commonly known as Willow Run Shopping Center, for an aggregate purchase price of $11,550,000, excluding closing costs. The acquisition was financed with (1) proceeds from our public offering and (2) approximately $8,662,500 in funds borrowed under our credit agreement with KeyBank.

Bloomingdale Hills

On June 18, 2012, we acquired a fee simple interest in a multitenant retail center located in Riverview, Florida, commonly known as Bloomingdale Hills, for an aggregate purchase price of $9,300,000, excluding closing costs. We financed the purchase price of Bloomingdale Hills with cash and subsequently obtained a loan secured by this property from ING Life Insurance and Annuity Company in the amount of $5,600,000.

Visalia Marketplace

On June 25, 2012, we acquired a fee simple interest in a multitenant retail center located in Visalia, California, commonly known as Visalia Marketplace, for an aggregate purchase price of $19,000,000, excluding closing costs. We financed the purchase price for Visalia Marketplace with proceeds from (1) our public offering and (2) approximately $14,250,000 in funds borrowed under our credit agreement with KeyBank.

Results of Operations

Overview

The discussion that follows is based on our consolidated results of operations for the three and six months ended June 30, 2012 and 2011. The ability to compare one period to another is significantly affected by acquisitions completed and dispositions made during those periods. As of June 30, 2012, we owned 20 retail properties compared to owning only six retail properties at June 30, 2011. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.

Our results of operations for the three and six months ended June 30, 2012 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our ongoing initial public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the results of operations for the three months ended June 30, 2012 versus the three months ended June 30, 2011:

	Three Months Ended
	June 30,		Increase (Decrease)	Percentage Change
	2012	2011
Rental and reimbursements revenue	$6,713,000	$2,353,000	$4,360,000	185%
Interest income	—	133,000	(133,000)	-100%
Operating and maintenance expenses	2,001,000	1,010,000	991,000	98%
General and administrative expenses	1,085,000	566,000	519,000	92%
Depreciation and amortization expenses	2,495,000	913,000	1,582,000	173%
Acquisition expenses	1,874,000	1,042,000	832,000	80%
Interest expense	3,386,000	828,000	2,558,000	309%
Income (loss) from discontinued operations	10,000	69,000	(59,000)	-86%
Net loss	(4,118,000)	(1,804,000)	(2,314,000)	128%

Rental and reimbursements revenue

Rental and reimbursements revenue increased by $4,360,000, or 185%, to $6,713,000 during the three months ended June 30, 2012 compared to $2,353,000 for the three months ended June 30, 2011. The increase in rental and reimbursements revenue was primarily due to an increase in the number of properties we owned since June 30, 2011. At June 30, 2012, we had 20 properties comprising 2,074,980 square feet compared to six properties comprising 615,025 square feet at June 30, 2011. We expect rental revenue to increase in future periods due to future property acquisitions and owning recently acquired properties for the full reporting period.

Operating and maintenance expenses

Operating and maintenance expenses increased by $991,000, or 98%, to $2,001,000 during the three months ended June 30, 2012 compared to $1,010,000 for the three months ended June 30, 2011. The increase in operating and maintenance expenses was primarily due to an increase in the number of properties we owned since June 30, 2011. As a percent of rental revenues, operating and maintenance expenses decreased from the prior period as a result of our continued efforts to manage property level expenses. Included in operating and maintenance expenses are property management fees paid to an affiliate of our advisor. We expect these expenses to increase in future periods due to future property acquisitions and owning recently acquired properties for the full reporting period.

General and administrative expenses

General and administrative expenses increased $519,000, or 92%, to $1,085,000 during the three months ended June 30, 2012 compared to $566,000 for the three months ended June 30, 2011. The increase in general and administrative expenses was due to the increase in the level of activity as a result of property acquisitions in the second quarter of 2012. General and administrative expenses consisted primarily of corporate level legal fees, audit fees, tax fees, consulting fees, restricted stock compensation, directors’ fees, financial printer fees, and operating expense reimbursements to our advisor for salaries and corporate overhead.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $1,582,000, or 173%, to $2,495,000 during the three months ended June 30, 2012 compared to $913,000 for the three months ended June 30, 2011. The increase in depreciation and amortization expense was due to an increase in the number of properties we owned since June 30, 2011. We expect depreciation and amortization expense to increase in future periods due to future property acquisitions and owning recently acquired properties for the full reporting period.

Acquisition expenses

Acquisition expense increased by $832,000, or 80%, to $1,874,000 during the three months ended June 30, 2012 compared to $1,042,000 for the three months ended June 30, 2011. The increase in acquisition expenses was due to the fact that we completed four property acquisitions during the three months ended June 30, 2012 compared to two property acquisitions in the comparable prior year period. Acquisition expenses also included transaction expenses associated with acquisitions that did not materialize as well as nonrefundable deposits, due diligence costs, and expenses on pending acquisitions.

Interest expense

Interest expense increased by $2,558,000, or 309%, to $3,386,000 during the three months ended June 30, 2012 compared to $828,000 for the three months ended June 30, 2011. The increase in interest expense was attributed to the following: (1) increase in interest associated with new financings completed since June 30, 2011, including the two secured term loans entered into in January and June 2012; (2) increase in the amortization of deferred financing costs as a result of increased debt level since June 30, 2011; and (3) a write-off of unamortized deferred financing costs as a result of the refinancing completed in June 2012. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income from discontinued operations

Income from discontinued operations decreased by $59,000, or 86%, to $10,000 during the three months ended June 30, 2012 compared to $69,000 for the three months ended June 30, 2011. Income from discontinued operations for the three months ended June 30, 2012 related to the operating income of portions of the Morningside Marketplace which were sold in April 2012. Income from discontinued operations for the three months ended June 30, 2011 related to the operating income of portions of properties at Craig Promenade and San Jacinto Esplanade which were sold in the latter half of 2011.

Net loss

Net loss for the three months ended June 30, 2012 was $4,118,000 compared to a net loss of $1,804,000 for the same period in 2011. This increase in net loss is attributed to (1) non-recurring interest expense associated with the write-off of unamortized deferred financing costs incurred in connection with the refinancing of properties from the line of credit to the term loan entered into in June 2012; (2) non-recurring acquisition expense related to the four acquisitions completed during the three months ended June 30, 2012; and (3) the other factors noted above. We expect net loss to decrease in future years as we acquire real estate and real estate-related assets that meet our investment objectives.

Comparison of the results of operations for the six months ended June 30, 2012 versus the six months ended June 30, 2011:

	Six Months Ended
	June 30,		Increase (Decrease)	Percentage Change
	2012	2011
Rental revenue and reimbursements revenue	$11,664,000	$4,165,000	$7,499,000	180%
Interest income	—	134,000	(134,000)	-100%
Operating and maintenance expenses	3,797,000	1,807,000	1,990,000	110%
General and administrative expenses	1,605,000	981,000	624,000	64%
Depreciation and amortization expenses	4,568,000	1,623,000	2,945,000	181%
Acquisition expenses	3,758,000	1,452,000	2,306,000	159%
Interest expense	6,485,000	1,515,000	4,970,000	328%
Income (loss) from discontinued operations	66,000	58,000	8,000	14%
Net loss	(8,483,000)	(3,021,000)	(5,462,000)	181%

Rental and reimbursements revenue

Rental and reimbursements revenue increased by $7,499,000, or 180%, to $11,664,000 during the six months ended June 30, 2012 compared to $4,165,000 for the six months ended June 30, 2011. The increase in rental and reimbursements revenue was primarily due to an increase in the number of properties we owned since June 30, 2011. At June 30, 2012, we owned 20 properties comprising 2,074,980 square feet compared to six properties comprising 615,025 square feet at June 30, 2011. We expect rental revenue to increase in future periods due to future property acquisitions and owning recently acquired properties for the full reporting period.

Operating and maintenance expenses

Operating and maintenance expenses increased by $1,990,000, or 110%, to $3,797,000 during the six months ended June 30, 2012 compared to $1,807,000 for the six months ended June 30, 2011. The increase in operating and maintenance expenses was due to an increase in the number of properties we owned since June 30, 2011. As a percent of rental revenues, operating and maintenance expenses decreased from the prior period as a result of our continued efforts to manage property level expenses. Included in operating and maintenance expenses are property management fees paid to an affiliate of our advisor. We expect these expenses to increase in future periods due to future property acquisitions and owning recently acquired properties for the full reporting period.

General and administrative expenses

General and administrative expenses increased $624,000, or 64%, to $1,605,000 during the six months ended June 30, 2012 compared to $981,000 for the six months ended June 30, 2011. The increase in general and administrative expenses was due to the increase in the level of activity as a result of our property acquisitions during the period compared to the prior year period. General and administrative expenses consisted primarily of corporate level legal fees, audit fees, tax fees, consulting fees, restricted stock compensation, directors’ fees, financial printer fees, and operating expense reimbursements to our advisor for salaries and corporate overhead.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $2,945,000, or 181%, to $4,568,000 during the six months ended June 30, 2012 compared to $1,623,000 for the six months ended June 30, 2011. The increase in depreciation and amortization expense was due to an increase in the number of properties we owned since June 30, 2011. We expect depreciation and amortization expense to increase in future periods due to future property acquisitions and owning recently acquired properties for the full reporting period.

Acquisition expenses

Acquisition expense increased by $2,306,000, or 159%, to $3,758,000 during the six months ended June 30, 2012 compared to $1,452,000 for the six months ended June 30, 2011. The increase in acquisition expenses was due to the fact that we completed nine property acquisitions during the six months ended June 30, 2012 compared to two property acquisitions in the comparable prior year period. Acquisition expenses also included transaction expenses associated with acquisitions that did not materialize as well as nonrefundable deposits, due diligence costs, and expenses on pending acquisitions.

Interest expense

Interest expense increased by $4,970,000, or 328%, to $6,485,000 during the six months ended June 30, 2012 compared to $1,515,000 for the six months ended June 30, 2011. The increase in interest expense was attributed to the following: (1) increase in interest associated with new financings completed since June 30, 2011, including the two secured term loans entered into in January and June 2012; (2) increase in the amortization of deferred financing costs as a result of increased debt level since June 30, 2011; and (3) a write-off of unamortized deferred financing costs as a result of the refinancing completed in January and June 2012. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income from discontinued operations

Income from discontinued operations increased by $8,000, or 14%, to $66,000 during the six months ended June 30, 2012 compared to $58,000 for the six months ended June 30, 2011. Income from discontinued operations for the six months ended June 30, 2012 related to the operating income of portions of the Morningside Marketplace, which were sold during the six months ended June 30, 2012. Income from discontinued operations for the six months ended June 30, 2011 related to the operating income of portions of properties at Craig Promenade and San Jacinto Esplanade sold in the latter half of 2011.

Net loss

Net loss for the six months ended June 30, 2012 was $8,483,000 compared to a net loss of $3,021,000 for the same period in 2011. The increase in net loss is attributed to: (1) non-recurring interest expense associated with the write-off of unamortized deferred financing costs incurred in connection with the refinancing of properties from the line of credit to the term loan entered into in January and June 2012; (2) non-recurring acquisition expense related to the nine acquisitions completed during the six months ended June 30, 2012; and (3) the other factors noted above. We expect net loss to decrease in future years as we acquire real estate and real estate-related assets that meet our investment objectives.

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

We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will approximate 50% of the market value of our properties following the offering period, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our charter we have a limitation on borrowing in excess of 300% of the value of our net assets, which generally approximates 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of June 30,2012, our borrowings exceeded the 300% limit due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at June 30,2012, this excess borrowing has been approved by our independent directors.

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

Cash Flows from Operating Activities

As of June 30, 2012, we owned 20 real estate properties with a net carrying value aggregating $229.2 million. During the six months ended June 30, 2012, net cash used in operating activities increased by $1,923,000 to $3,049,000 compared to net cash used in operating activities of $1,126,000 during the six months ended June 30, 2011. During the six months ended June 30, 2012, net cash used in operating activities consisted primarily of the following:

•	net loss of $8,483,000, adjusted for depreciation, amortization, and other non-cash items of $5,764,000;

•	$1,061,000 from decreases in prepaid expenses and other assets;

•	$611,000 from increases in accounts receivable;

•	$728,000 from increases in other liabilities;

•	$521,000 from decreases in accounts payable and accrued expenses;

•	$18,000 from decreases in amounts due to affiliates; and

•	$969,000 from increases in restricted cash.

Cash Flows from Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds. During the six months ended June 30, 2012, net cash used in investing activities was $100,520,000 compared to $43,327,000 during the six months ended June 30, 2011. This increase was primarily due to the acquisition of nine properties during the six months ended June 30, 2012, for an aggregate purchase price of $103,425,000, excluding closing costs, and the payment of $1.5 million to redeem the preferred equity issued by a subsidiary in connection with the acquisition of Summit Point Shopping Center in December 2011.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the six months ended June 30, 2012, net cash provided by financing activities increased by $61,652,000 to $105,200,000, compared to net cash provided by financing activities of $43,548,000 during the six months ended June 30, 2011. The increase primarily consisted of the following:

•	net cash provided by debt financings of $226,903,000, partially offset by principal payments on notes payable of $154,871,000 and payments of loan fees and financing costs of $2,609,000;

•

$43,198,000 of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $5,147,000;

•	$1,710,000 of cash distributions to common stockholders and Common Unit holders; and

•	$177,000 cash used to pay share redemptions.

Short-term Liquidity and Capital Resources

Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Currently, our cash needs for operations are covered from cash provided by property operations and the sale of shares of our common stock. Over time, we intend to generally fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through the distribution reinvestment plan, and through debt or other financing. Operating cash flows are expected to increase as additional properties are added to our portfolio. The offering and organization costs associated with our ongoing offering are initially paid by our advisor, which will be reimbursed for such costs up to 3.0% of the gross proceeds raised by us in the offering, after payment of selling commission and dealer manager fees. As of June 30, 2012, our advisor or its affiliates have incurred $3,522,000 in organization and offering costs on our behalf and we have reimbursed $3,001,000 of those organization and offering costs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, redemptions of shares and interest and principal on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, and we intend to meet cash needs for acquisitions from the net proceeds of our ongoing public offering and our follow-on public offering or any private placement of equity and from debt financings. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds from our ongoing offering, cash advanced to us by our advisor, borrowings under our credit agreement and/or borrowings in anticipation of future cash flow. During the three and six months ended June 30, 2012, we funded substantially all cash distributions to our stockholders from the proceeds of our ongoing public offering.

As of June 30, 2012, our credit agreement with KeyBank had an outstanding balance of $38.8 million. Our credit agreement and certain notes payable contain customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage. Under the credit agreement in place as of June 30, 2012, we were in compliance with those financial covenants, as of June 30, 2012.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of June 30, 2012:

		Payments Due During the Periods Ending December 31,
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$184,638,000	$868,000	$48,328,000	$41,368,000	$94,074,000
Interest payments on outstanding debt obligations (2)	$49,845,000	$5,525,000	$19,876,000	$14,212,000	$10,232,000
Tenant improvements (3)	$105,000	$105,000	$—	$—	$—
Lease incentives	$79,000	$79,000	$—	$—	$—
Lease commissions	$17,000	$17,000	$—	$—	$—
Capital projects	$431,000	$431,000	$—	$—	$—

(1)	Amounts include principal payments under notes payable based on maturity dates of debt obligations outstanding as of June 30, 2012.
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at June 30, 2012 (consisting of the contractual interest rate). We incurred interest expense of $3,386,000 during the three months ended June 30, 2012, including amortization and write-off of deferred financing costs totaling $652,000.
(3)	Represents obligations for tenant improvements under tenant leases as of June 30, 2012.

As of June 30, 2012 and December 31, 2011, organization and offering costs incurred by our advisor on our behalf were $3,522,000 and $3,016,000, respectively. These costs are payable by us to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of our initial public offering. At June 30, 2012 and December 31, 2011, organization and offering costs exceeded 3.0% of the gross proceeds of our initial public offering, thus the amount in excess of the 3.0% limit of $521,000 and $1,269,000, was deferred.

All offering costs, including sales commissions of $2,856,000 and dealer manager fees of $1,298,000, for the six months ended June 30, 2012 are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Interim Financial Information

The financial information as of and for the period ended June 30, 2012 included in this quarterly report is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and six months ended June 30, 2012. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K.

Limitation on Total Operating Expenses

We reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, except that we will not reimburse our advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter, and (2) 25% of our net income, as defined in our charter, or the 2/25 Limit, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended June 30, 2012, our total operating expenses represented approximately 1.4% of our average invested assets. For the four preceding fiscal quarters, we had a net loss of $20.2 million and therefore did not compute the 25% test of net income for the purpose of the 2/25 Limit. As a result, during the twelve months ended June 30, 2012, our total operating expenses did not exceed the 2/25 Limit.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of June 30, 2012, we believe we are in compliance with the REIT requirements.

Distributions

To date all of our cash distributions have been paid from proceeds from our public offering of common stock. During our offering stage, we expect to raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions from our cash from operations, in which case distributions may be paid in part from debt financing or from other sources. Distributions declared and distributions paid to our common stockholders and Common Unit holders for the three and six months ended June 30, 2012 and 2011 were as follows:

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Units Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Cash Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000

	$2,820,000		$131,000	$1,587,000	$123,000	$976,000	$2,563,000

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Units Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Cash Distributions Paid and DRIP Shares Issued
First Quarter 2011	$442,000	$0.05833	$—	$282,000	$—	$142,000	424,000
Second Quarter 2011	548,000	$0.05833	21,000	338,000	3,000	168,000	506,000
Third Quarter 2011	698,000	$0.05833	49,000	435,000	50,000	206,000	641,000
Fourth Quarter 2011	920,000	$0.05833	49,000	554,000	50,000	283,000	837,000

	$2,608,000		$119,000	$1,609,000	$103,000	$799,000	$2,408,000

(1)	Distributions for the period from January 1, 2011 through June 30, 2012 are calculated at a monthly cash distribution rate of $0.05833 per share of common stock.
(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
(3)	None of the Common Unit holders are participating in our distribution reinvestment program.

The tax composition of our distributions declared for the six months ended June 30, 2012 and 2011 was as follows:

	2012	2011
Ordinary Income	—%	—%
Return of Capital	100%	100%

Total	100%	100%

On June 30, 2012, we declared a monthly distribution in the aggregate amount of $592,000, of which $361,000 was paid in cash on or about July 15, 2012 and $231,000 was paid through our distribution reinvestment plan in the form of additional shares issued on or about July 15, 2012. For the six months ended June 30, 2012 and 2011, cash distributions to our stockholders were funded from proceeds from our initial public offering and represented 100% return of capital to our stockholders.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables, and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

Presentation of this information is intended to provide useful information to investors as they compare our operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there are no regular net asset value determinations during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

We also present MFFO, calculated as discussed above, adjusted for the non-cash amortization of deferred financing costs, or adjusted MFFO. We believe that adjusted MFFO provides useful information about our operations excluding non-cash expenses to our investors. Like FFO and MFFO, adjusted MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Further, adjusted MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance.

Neither the SEC, NAREIT nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO, MFFO or adjusted MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of FFO, MFFO or adjusted MFFO accordingly.

Our calculation of FFO, MFFO and adjusted MFFO and the reconciliation to net income (loss) is presented in the following table for the three and six months ended June 30, 2012 and 2011:

FFO, MFFO and Adjusted MFFO	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$(4,118,000)	$(1,804,000)	$(8,483,000)	$(3,021,000)
Adjustments (1):
Bargain purchase gain	—	—	—	—
Gain / loss on sale of real estate assets	—	—	—	—
Depreciation of real estate, in place leases and other intangibles	2,468,000	885,000	4,568,000	1,614,000

FFO	$(1,650,000)	$(919,000)	$(3,915,000)	$(1,407,000)
FFO per share—basic and diluted	$(0.18)	$(0.30)	$(0.48)	$(0.50)
Adjustments:
Straight-line rent (2)	$(173,000)	$(92,000)	$(338,000)	$(139,000)
Acquisition/disposition expenses (3)	1,874,000	1,042,000	3,758,000	1,452,000
Amortization of above market leases (4)	36,000	97,000	417,000	166,000
Amortization of below market leases (4)	(259,000)	(149,000)	(462,000)	(281,000)
Accretion of discounts on debt investments	(17,000)	(72,000)	(33,000)	(73,000)
Amortization of debt premiums	—	18,000	—	35,000
Realized losses from the early extinguishment of debt (5)	390,000	—	930,000	—

MFFO	$201,000	$(75,000)	$357,000	$(247,000)
MFFO per share—basic and diluted	$0.02	$(0.02)	$0.04	$(0.09)

Adjustments:
Amortization of deferred financing costs (6)	262,000	119,000	560,000	140,000
Non-recurring non-cash allocation of organization costs (7)	118,000	—	118,000	—

Adjusted MFFO	$581,000	$44,000	$1,035,000	$(107,000)
Adjusted MFFO per share—basic and diluted	$0.06	$0.01	$0.13	$(0.04)
Net loss per share—basic and diluted (8)	$(0.42)	$(0.54)	$(1.00)	$(1.03)

Weighted average common shares outstanding—basic and diluted	9,339,875	3,106,448	8,084,563	2,805,487

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition and certain disposition costs related to abandoned real estate sales, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition and disposition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition and disposition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders.

(4)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(5)	Relates to the write-off of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt.
(6)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.
(7)	Adjustment for the non-recurring non-cash allocation from offering expenditures to organization expense related to unrecorded expense from prior years.
(8)	Net loss per share relates to both common stockholders and non-controlling interests.

Related Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 11 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of June 30, 2012 and 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Status of Offering

As of August 6, 2012, we had accepted investors’ subscriptions for, and issued, 10,547,109 shares of common stock, including 238,699 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $104,766,000.

Distributions Declared

On July 31, 2012, we declared a monthly distribution to common stockholders in the aggregate amount of $615,000, of which $377,000 will be paid in cash on or about August 15, 2012 and $238,000 will be paid through our distribution reinvestment plan in the form of additional shares issued on or about August 15, 2012.

Reelection of Our Board of Directors

On July 18, 2012, we held the annual meeting of our stockholders. At the annual meeting of our stockholders, our then current directors listed below were elected to serve as our directors until the next annual meeting of our stockholders and until their successors are elected and qualified:

Anthony W. Thompson

James R. Wolford

Phillip I. Levin

Jeffrey S. Rogers

Peter K. Kompaniez

In connection with the reelection of each of our independent directors at our annual meeting of stockholders, we granted 2,500 shares of restricted stock to each independent director pursuant to our amended and restated independent directors’ compensation plan. One-third of the shares of restricted stock became non-forfeitable on the date of grant and an additional one third will become non-forfeitable on each of the first two anniversaries of the date of grant.

Formation of Special Committee of Our Board of Directors

On July 27, 2012, our board of directors established a special committee of our board of directors comprised of our three independent directors. The special committee has the maximum power delegable to a committee of our board of directors under Maryland law and has the authority to (1) engage its own financial and legal advisors, (2) execute, deliver and file or to cause to be executed, delivered and filed all agreements, documents and instruments in our name and on our behalf as the special committee may deem necessary, convenient or appropriate, (3) expend money on our behalf and (4) to the maximum extent permitted by applicable law, keep private from our board of directors and our officers the minutes of its meetings and other matters.

Each member of the special committee will receive an annual fee of $10,000 for their service on the special committee through the date of our next annual meeting of stockholders, such fee was paid in one lump sum on August 1, 2012. Each member of the special committee will also receive (1) $1,000 per telephonic meeting of less than one hour in which they participate, (2) $1,500 per telephonic meeting of an hour or more in duration in which they participate and (3) $2,500 per in-person meeting which they attend. The special committee will receive the foregoing fees in addition to any fees to which they may be entitled associated with meetings of the full board of directors.

Change to Director Compensation

On July 27, 2012, our board of directors approved an increase in the annual fee paid to our directors from $30,000 to $40,000. The increase in the annual fee will take effect commencing with the next quarterly payment of the annual fee.

Changes to Management and our Board of Directors

On July 27, 2012, Mr. James R. Wolford resigned from his position as a member of our board of directors, effective July 27, 2012. On July 27, 2012, our board of directors appointed Ms. Dee R. Balch as a director to fill the vacancy on our board of directors created by the resignation of Mr. Wolford from his position as a director.

On July 27, 2012, Mr. Wolford also resigned from his positions as our Chief Financial Officer, Treasurer and Secretary and as the Chief Financial Officer, Treasurer and Secretary of our advisor effective immediately following the filing of this Quarterly Report on Form 10-Q for the period ended June 30, 2012. On July 27, 2012, our board of directors appointed Ms. Balch to serve as our Chief Financial Officer, Treasurer and Secretary effective upon Mr. Wolford’s resignation from those positions. Mr. Wolford will continue to serve in his capacity as President and Chief Operating Officer of our sponsor, Thompson National Properties.

Amendment No. 4 to the Advisory Agreement

On August 1, 2012, we, our operating partnership and our advisor entered into an amendment to our amended and restated advisory agreement, effective as of August 7, 2012, which, among other things:

•	Renews the term of our advisory agreement for an additional one-year term expiring on August 7, 2013.

•

Establishes a requirement that we maintain at all times a cash reserve of at least $4,000,000 and provides that our advisor may deploy any cash proceeds in excess of the cash reserve for our business pursuant to the terms of the advisory agreement.

•

Delete in its entirety Section 13 of the advisory agreement, which provided, among other things, that before we could complete a business combination with our advisor to become self-administered, certain conditions would have to be satisfied, including (1) the formation of a special committee comprised entirely of our independent directors, (2) the receipt of an opinion from a qualified investment banking firm concluding that consideration to be paid to acquire our advisor was financially fair to our stockholders and (3) the approval of the business combination by our stockholders entitled to vote thereon in accordance with our charter.

Recent Property Dispositions

Proposed Property Acquisitions

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments of distributions to holders of our common stock and that the losses may exceed the amount we invested in the instruments. In March 2011, June 2011, and September 2011, we entered into three interest rate cap agreements with KeyBank in the notional amounts of $16.0 million, $10.0 million, and $4.0 million, respectively, each with interest rate caps with a strike price of LIBOR at 7%, effective on April 4, 2011, June 15, 2011, and September 30, 2011, respectively. None of the interest rate cap agreement was designated as a hedge.

Borrowings under the credit agreement determined by reference to the Alternative Base Rate (as defined in the credit agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBO Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum, or (2) the maximum rate of interest permitted by applicable law. The maturity date of the credit agreement is December 17, 2013 with an option to extend an additional year subject to certain conditions as set forth in the credit agreement.

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2012, the fair value of our fixed rate debt was $145.5 million and the carrying value of our fixed rate debt was $145.8 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At June 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $38.8 million of variable rate debt outstanding, after giving consideration to the impact of a cap rate agreement on approximately $30.0 million of our variable rate debt. Based on interest rates as of June 30, 2012, if interest rates were 100 basis points higher during the 12 months ending June 30, 2013, interest expense on our variable rate debt would increase by $388,000 and if interest rates were 100 basis points lower during the 12 months ending June 30, 2013, interest expense on our variable rate debt would decrease by $388,000.

The weighted-average interest rates of our fixed rate debt and variable rate debt at June 30, 2012 were 6.1% and 5.5%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2012.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We may be forced to find another advisor, property manager and dealer manager (or become self-managed) if the financial health of our sponsor does not improve significantly. Even if we could find substitute service providers or become self-managed, such changes would disrupt our business and could adversely affect the success of this offering and could cause the value of your investment in us to decline.

We are dependent on TNP Strategic Retail Advisor, LLC, our advisor, to manage our operations and our portfolio of real estate and real estate-related assets. We are also dependent on TNP Securities, LLC, our dealer manager and an affiliate of our sponsor, to conduct our public offering. Our dealer manager and our advisor depend on the capital from our sponsor and fees and other compensation that they receive from us in connection with our public offering and the purchase, management and sale of assets to conduct their operations. Our sponsor has a limited operating history and, since inception, has operated at a significant net loss. Our sponsor and its subsidiaries also has substantial secured and unsecured debt obligations coming due in the next two years. As discussed below, three TNP-sponsored programs have failed to make the most recent interest payments on their privately issued notes. The principal amount outstanding on those notes is approximately $51 million, approximately $21.6 million of which is coming due in 2013. All of the $21.6 million in principal amount coming due in 2013 relates to notes issued by TNP 12% Notes Program, LLC. Further, TNP 12% Notes Program, LLC is in default and has recently notified its investors that it has suspended all interest payments to investors for the remainder of 2012. These programs are subsidiaries of our sponsor, and the proceeds of such borrowings were used, in part, to fund our sponsor’s operations. The audit committee of our board of directors recently engaged an independent financial advisor to evaluate the financial health of our sponsor. That evaluation is ongoing. However, we estimate that our sponsor’s liabilities exceeded its assets by approximately $45 million as of June 30, 2012 and that our sponsor currently has a negative working capital position.

If our sponsor is unable to both negotiate a modification to its debt obligations and improve its financial performance, the ability of our advisor, our property manager and our dealer manager to perform their duties to us could be compromised. Moreover, attending to these adverse conditions could require a significant amount of time on the part of our advisor and its affiliates, thereby decreasing the amount of time they spend actively managing our investments. We believe that there is a significant risk that our sponsor’s financial condition could prompt us to seek alternative service providers or become self-managed. It may be very difficult to engage alternative service providers (which would require the consent of some of our significant lenders and certain regulatory approvals) or become self-managed. If we determine that we need to seek alternative service providers or become self-managed and are unable to successfully do so, such failure would result in a substantial disruption to our business and would adversely affect the value of an investment in us. Even if we were successful in doing so, such efforts would involve significant disruption to our business, which may adversely affect the value of your investment in us.

We expect to raise substantially less than 50% of the maximum amount we are seeking to raise in this offering. As a result, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of your investment to vary more widely with the performance of specific assets, and our general and administrative expenses are likely to constitute a greater percentage of our revenue. Raising fewer proceeds in this offering, therefore, could increase the risk that you will lose money on your investment.

This offering is being made on a “best efforts” basis, whereby the brokers participating in the offering have no firm commitment to purchase any shares. To date, the proceeds we have raised in this offering are lower than our sponsor and dealer manager originally expected. Some of the broker dealers participating in this offering also participated in private offerings of notes issued by other TNP- sponsored programs. As noted above, three of these programs have failed to meet interest payment deadlines and one of the programs is in default and has suspended all interest payments to its investors for the remainder of 2012. These recent developments and on- going market conditions have caused us to revise our sales projections for this offering downward.

If we are unable to increase significantly the amount of proceeds raised in this offering, we will make fewer investments than originally intended, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located, the industries in which our tenants operate and the length of lease terms with our tenants. In that case, adverse developments with respect to a single property, a geographic region, a small number of tenants, a tenant industry or rental rates when we renew or release a property would have a greater adverse impact than they otherwise would. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of our revenue, reducing our net income and limiting our ability to pay distributions to you.

Our property management agreements are long-term agreements, which we generally cannot terminate except for “cause.” Such long-term contracts may hinder our ability to obtain property management services at lower rates in the future or to locate an alternative advisor because any replacement advisor may also desire to serve as our property manager.

Our property management agreements expire between 2030 and 2032. Generally, we may only terminate these agreements for “cause,” as defined in the agreements. As a result, should property management services be available on better terms in the future, we may not be able to change property managers and realize the benefits of such improved terms. Furthermore, should we need to find an alternative advisor, long-term property management agreements may frustrate our efforts because any alternative advisor may desire to serve as our property manager as well. Therefore, the long-term, non-terminable nature of our property management agreements may adversely affect the value of your investment in us.

Our board of directors determined an estimated per share value of $10.18 for our shares of common stock as of March 31, 2012. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock or in making an investment decision.

On May 14, 2012, our board of directors determined an estimated per share value of $10.18 for our common stock as of March 31, 2012. We did not, however, change the price per share in this public offering, under our distribution reinvestment program or under our share redemption program, except in the case of redemptions upon the death or disability of a stockholder, in which case we will use the higher of the most recently determined estimated share value and the purchase price paid. We disclose in our filings with the SEC the methodology used to determine the estimated value per share and numerous limitations related to the estimated value per share. Please see our filings with the SEC for a detailed description of the estimated share valuation methodology and limitations.

We currently anticipate that the estimated value per share will be calculated quarterly through the quarter ending June 30, 2012. Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor and after reviewing, among other factors, appraisal reports of our properties prepared by third parties. However, the market for commercial real estate can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount.

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

Our board of directors has determined an estimated value per share of our common stock of $10.18 as of March 31, 2012. However, we continue to offer shares in our public offering at a price of $10.00 per share. The sale of shares at an offering price that is lower than the estimated per share value results in the dilution of existing stockholder’ investments.

Our board of directors has determined an estimated value per share of our common stock of $10.18 as of March 31, 2012. Our board of directors has determined that it is not appropriate to revise the price at which shares of our common stock are offered in our continuous public offering or under our distribution reinvestment plan.

When our shares are sold at a price per share below the then-current estimated value per share, the resulting increase in the number of outstanding shares is not accompanied by a proportionate increase in our net assets. As a result, any sale of shares at a price below the then-current estimated per share value results in an immediate dilution to existing stockholders who purchased shares. This dilution includes reduction in the estimated per share value of outstanding shares as a result of the issuance of shares at a price below the then current estimated per share value and a proportionately greater decrease in existing stockholders’ interest in our earnings and assets.

Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on our operations.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our reputation and operating results could be harmed. During the quarter ended June 30, 2012, we identified a significant deficiency in our internal control over financial reporting related to our making certain prepayments of acquisition fees and financing fees to our advisor prior to the closing of the transaction. In each case, the fees were ultimately earned by the advisor. We are currently in the process of developing additional controls and procedures to remediate this significant deficiency. However, those changes may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to maintain effective internal controls over financial reporting we may not be able to provide reliable financial reports, which, in turn could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could limit our ability to access the capital markets and require us to incur additional costs to improve our internal control systems and procedures.

Please also see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, and Part II, Item 1A of our Quarterly Report of Form 10-Q for the period ended March 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975), covering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,526,316 shares of common stock under our distribution reinvestment plan, was declared effective under the Securities Act. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share, with discounts available to certain categories of purchasers. The 10,526,316 shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $9.50 per share. On June 15, 2012 we filed a registration statement on Form S-11 to register up to $900,000,000 of shares of our common stock in a follow-on public offering. We will offer shares in our current offering until the earlier of the date the SEC declares the registration statement for our follow-on offering effective and February 4, 2013. In many states, we will need to renew our registration statement or file a new registration statement to continue our offering for these periods. We may terminate our offering at any time. We may sell shares under the distribution reinvestment plan beyond the termination of our primary offering until we have sold all the shares of our common stock under the distribution reinvestment plan.

From the commencement of our ongoing initial public offering through June 30, 2012, we had accepted investors’ subscriptions for and issued 10,430,623 shares of common stock in our ongoing initial public offering including 214,355 shares of common stock issued under the distribution reinvestment plan for total offering proceeds of approximately $103,245,000, net of redemptions.

As of June 30, 2012, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. The dealer manager, TNP Securities, LLC, re-allowed all of the selling commissions and a portion of the dealer manager fees to participating broker dealers.

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$9,650,000	Actual
Other underwriting compensation	—	Actual
Organization and offering costs	3,001,000	Actual

Total	$12,651,000

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our dividend reinvestment plan for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, capital expenditures, tenant improvement costs and other funding obligations. As of June 30, 2012, we have used the net proceeds from our ongoing primary public offering and debt financing to invest $258.8 million in 20 multi-tenant and single tenant properties, including $9,681,000 of acquisition expenses.

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

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemptions Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

During the six months ended June 30, 2012, we redeemed 19,073 shares of our common stock pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Redeemed
January 1, 2012 - January 31, 2012	17,649	$9.27	(1)
February 1, 2012 - February 29, 2012	—	—	(1)
March 1, 2012 - March 30, 2012	—	—	(1)
April 1, 2012 - April 30, 2012	1,050	9.50	(1)
May 1, 2012 - May 31, 2012	320	8.59	(1)
June 1, 2012 - June 30, 2012	54	9.25	(1)

Total	19,073	$9.27

(1)	We limit the number of shares of our common stock that may be redeemed pursuant to our share redemption program as set forth above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNP Strategic Retail Trust, Inc.

Date: August 14, 2012	By:	/s/ Anthony W. Thompson
Anthony W. Thompson
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ James R. Wolford
James R. Wolford
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix C to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix D to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

10.1	Tenth Omnibus Amendment and Reaffirmation of Loan Documents, dated as of May 15, 2012, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Morningside Marketplace, LLC, TNP SRT Cochran Bypass, LLC, TNP SRT Ensenada Shopping Center, LLC, TNP SRT Turkey Creek, LLC, TNP SRT Aurora Commons, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 18, 2012)

10.2	Fourth Amendment to Revolving Credit Note, dated May 15, 2012, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Morningside Marketplace, LLC, TNP SRT Cochran Bypass, LLC, TNP SRT Ensenada Shopping Center, LLC, TNP SRT Turkey Creek, LLC, TNP SRT Aurora Commons, LLC, and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 18, 2012)

10.3	Loan Agreement, dated as of June 13, 2012, by and between TNP SRT Portfolio II, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 19, 2012)

10.4	Promissory Note, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 19, 2012)

10.5	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 19, 2012)

10.6	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 19, 2012)

10.7	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 19, 2012)

10.8	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on June 19, 2012)

10.9	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on June 19, 2012)

10.10	Assignment of Leases and Rents, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on June 19, 2012)

10.11	Assignment of Leases and Rents, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on June 19, 2012)

10.12	Assignment of Leases and Rents, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 19, 2012)

10.13	Assignment of Leases and Rents, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on June 19, 2012)

10.14	Assignment of Leases and Rents, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on June 19, 2012)

10.15	Assignment of Management Agreement and Subordination of Management Fees, dated as of June 13, 2012, by and among TNP SRT Portfolio II, LLC, TNP Property Manager, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on June 19, 2012)

10.16	Guaranty Agreement, dated as of June 13, 2012, by TNP Strategic Retail Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 19, 2012)

10.17	Environmental Indemnity Agreement, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC and TNP Strategic Retail Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 19, 2012)

10.18	Mezzanine Loan Agreement, dated as of June 13, 2012, by and between TNP SRT Portfolio II Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 19, 2012)

10.19	Promissory Note, dated as of June 13, 2012, by TNP SRT Portfolio II Holdings, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on June 19, 2012)

10.20	Pledge and Security Agreement, dated as of June 13, 2012, TNP SRT Portfolio II Holdings, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on June 19, 2012)

10.21	Subordination of Management Agreement, dated as of June 13, 2012, by and among TNP SRT Portfolio II Holdings, LLC, TNP SRT Portfolio II, LLC, TNP Property Manager, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on June 19, 2012)

10.22	Guaranty Agreement, dated as of June 13, 2012, by TNP Strategic Retail Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed on June 19, 2012)

10.23	Environmental Indemnity Agreement, dated as of June 13, 2012, by TNP SRT Portfolio II Holdings, LLC and TNP Strategic Retail Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on June 19, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.