Form 10-Q
period 2012-09-30
TNP Strategic Retail Trust, Inc.
filed 2012-11-14
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 6, 2012, there were 10,801,145 shares of the Registrant’s common stock issued and outstanding.

TNP STRATEGIC RETAIL TRUST, INC.

INDEX

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	2

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011 (unaudited)	3

	Condensed Consolidated Statement of Equity for the nine months ended September 30, 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	47

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosures	51

Item 5.	Other Information	51

Item 6.	Exhibits	51

Signatures

EX-10.1

EX-31.1

EX-31.2

EX-32.1

EX-32.2

101.INS*

101.SCH*

101.CAL*

101.DEF*

101.LAB*

101.PRE*

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three and nine months ended September 30, 2012 have been prepared by TNP Strategic Retail Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. FINANCIAL STATEMENTS

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Investments in real estate
Land	$72,113,000	$48,241,000
Building and improvements	150,628,000	91,120,000
Tenant improvements	11,143,000	5,753,000
	233,884,000	145,114,000
Accumulated depreciation	(8,220,000)	(3,446,000)
Investments in real estate, net	225,664,000	141,668,000
Cash and cash equivalents	2,881,000	2,052,000
Restricted cash	4,545,000	1,196,000
Prepaid expenses and other assets, net	2,969,000	3,131,000
Due from advisor, net	775,000	1,000
Tenant receivables, net of allowance for doubtful accounts of $296,000 and $228,000, respectively	2,115,000	1,197,000
Lease intangibles, net	30,014,000	17,405,000
Deferred costs
Offering	-	1,269,000
Financing fees, net	3,367,000	2,651,000
Total deferred costs, net	3,367,000	3,920,000
TOTAL	$272,330,000	$170,570,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable	$181,729,000	$112,395,000
Accounts payable and accrued expenses	4,711,000	2,576,000
Amounts due to related parties	40,000	1,438,000
Other liabilities	1,211,000	2,296,000
Below market lease intangibles, net	10,295,000	3,621,000
Total liabilities	197,986,000	122,326,000
Commitments and contingencies
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized, 10,740,178 issued and outstanding at September 30, 2012, 6,007,007 issued and outstanding at December 31, 2011	107,000	60,000
Additional paid-in capital	94,259,000	53,375,000
Accumulated deficit	(22,902,000)	(7,331,000)
Total stockholders' equity	71,464,000	46,104,000
Non-controlling interests	2,880,000	2,140,000
Total equity	74,344,000	48,244,000
TOTAL	$272,330,000	$170,570,000

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue:
Rental and reimbursements	$7,268,000	$2,836,000	$18,932,000	$6,958,000
Interest income on mortgage notes	—	407,000	—	541,000
	7,268,000	3,243,000	18,932,000	7,499,000
Expense:
Operating and maintenance	2,803,000	487,000	6,600,000	2,297,000
General and administrative	994,000	799,000	2,599,000	1,781,000
Depreciation and amortization	3,219,000	1,249,000	7,787,000	2,837,000
Transaction expenses	422,000	808,000	4,180,000	2,260,000
Interest expense	3,088,000	1,677,000	9,573,000	3,180,000
	10,526,000	5,020,000	30,739,000	12,355,000
Loss from continuing operations	(3,258,000)	(1,777,000)	(11,807,000)	(4,856,000)

Discontinued operations:
Income (loss) from discontinued operations	(12,000)	89,000	54,000	147,000
Gain on sale of real estate	118,000	310,000	118,000	310,000
Net income (loss) from discontinued operations	106,000	399,000	172,000	457,000

Net loss	(3,152,000)	(1,378,000)	(11,635,000)	(4,399,000)
Non-controlling interests' share in losses	122,000	23,000	517,000	160,000
Net loss attributable to common stockholders	$(3,030,000)	$(1,355,000)	$(11,118,000)	$(4,239,000)

Basic earnings (loss) per common share:
Continuing operations	$(0.30)	$(0.44)	$(1.26)	$(1.47)
Discontinued operations	0.01	0.10	0.02	0.14
Net (loss) applicable to common shares	$(0.29)	$(0.34)	$(1.24)	$(1.33)

Diluted earnings (loss) per common share:
Continuing operations	$(0.30)	$(0.44)	$(1.26)	$(1.47)
Discontinued operations	0.01	0.10	0.02	0.14
Net (loss) applicable to common shares	$(0.29)	$(0.34)	$(1.24)	$(1.33)

Weighted average shares outstanding used to calculate earnings (loss) per common share:
Basic	10,616,610	3,947,978	8,956,275	3,190,502
Diluted	11,058,464	3,960,478	9,398,129	3,203,002

The accompanying notes are an integral part of these condensed consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Unaudited)

	Number of		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Shares	Par Value	Paid-in Capital	Deficit	Equity	Interests	Equity
BALANCE — December 31, 2011	6,007,007	$60,000	$53,375,000	$(7,331,000)	$46,104,000	$2,140,000	$48,244,000
Issuance of common shares	4,581,962	45,000	45,103,000	-	45,148,000	-	45,148,000
Issuance of common shares under DRIP	177,303	2,000	1,683,000	-	1,685,000	-	1,685,000
Issuance of common units	-	-	(93,000)	-	(93,000)	1,464,000	1,371,000
Redemptions of common shares	(26,094)	-	(243,000)	-	(243,000)	-	(243,000)
Offering costs	-	-	(5,631,000)	-	(5,631,000)	-	(5,631,000)
Deferred compensation	-	-	65,000	-	65,000	-	65,000
Stock dividend to be distributed	-	-	-	241,000	241,000	-	241,000
Distribution - common shares	-	-	-	(4,694,000)	(4,694,000)	-	(4,694,000)
Distribution - common units	-	-	-	-	-	(207,000)	(207,000)
Net loss	-	-	-	(11,118,000)	(11,118,000)	(517,000)	(11,635,000)
BALANCE — September 30, 2012	10,740,178	$107,000	$94,259,000	$(22,902,000)	$71,464,000	$2,880,000	$74,344,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(11,635,000)	$(4,399,000)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on sale of real estate	(118,000)	310,000
Straight-line rent	(592,000)	-
Amortization and write-off of deferred financing costs	1,762,000	207,000
Amortization of acquired debt discounts	49,000	49,000
Depreciation and amortization	7,787,000	2,866,000
Amortization of above and below-market lease and other intangibles	(50,000)	(287,000)
Bad debt expense	278,000	100,000
Stock-based compensation expense	65,000	128,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,307,000	(193,000)
Tenant receivables	(604,000)	(441,000)
Accounts payable and accrued expenses	1,324,000	1,357,000
Amounts due to related parties	(14,000)	(297,000)
Other liabilities	314,000	(113,000)
Net change in restricted cash for operational expenditures	(1,676,000)	120,000
Net cash used in operating activities	(1,803,000)	(593,000)
Cash flows from investing activities:
Investments in real estate and real estate lease intangibles	(100,141,000)	(37,481,000)
Investments in notes receivable	-	(18,000,000)
Improvements, capital expenditures, and leasing costs	(5,675,000)	-
Tenant lease incentive	(17,000)	-
Real estate deposits	1,250,000	-
Cash held in 1031 exchange	(1,253,000)	-
Proceeds from real estate sales	7,748,000	-
Net change in restricted cash for capital expenditures	(640,000)	(965,000)
Net cash used in investing activities	(98,728,000)	(56,446,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	45,148,000	21,521,000
Redemption of common stock	(243,000)	(122,000)
Distribution to common stockholders	(2,602,000)	(1,108,000)
Distribution to common unit holders	(199,000)	-
Payment of offering costs	(5,631,000)	(2,508,000)
Due from advisor for excess offering costs	(889,000)	-
Proceeds from notes payable	140,178,000	49,015,000
Repayment of notes payable	(70,893,000)	(9,072,000)
Payment of loan fees and financing costs	(2,478,000)	(786,000)
Net change in restricted cash for financing activities	(1,031,000)	-
Net cash provided by financing activities	101,360,000	56,940,000
Net increase (decrease) in cash and cash equivalents	829,000	(99,000)
Cash and cash equivalents – beginning of period	2,052,000	1,486,000
Cash and cash equivalents – end of period	$2,881,000	$1,387,000
Supplemental disclosure of non-cash investing and financing activities:
Common units issued in acquisition of real estate	$1,371,000	$2,587,000
1031 exchange proceeds used in acquisition of real estate	$2,508,000	$1,187,000
Increase to tenant improvements	$-	$125,000
Deferred organization and offering costs accrued	$-	$94,000
Issuance of common stock under DRIP	$1,685,000	$516,000
Notes payable assumed upon investment in real estate	$-	$2,574,000
Accrued sales commission and dealer manager fees	$-	$160,000
Cash paid for interest	$7,454,000	$1,660,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

1. ORGANIZATION AND BUSINESS

TNP Strategic Retail Trust, Inc. (the “Company”) was formed on September 18, 2008 as a Maryland corporation. The Company believes it qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and has elected REIT status beginning with the taxable year ended December 31, 2009, the year in which the Company began material operations. The Company was initially capitalized by the sale of 22,222 shares of common stock for $200,000 to Thompson National Properties, LLC (the “Sponsor”) on October 16, 2008. The Company’s fiscal year end is December 31.

On November 4, 2008, the Company filed a registration statement with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering and 10,526,316 shares of its common stock pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. The Company is offering shares to the public in its primary offering at a price of $10.00 per share, with discounts available for certain purchasers, and to its stockholders pursuant to the DRIP at a price of $9.50 per share.

On June 15, 2012, the Company filed with the SEC a registration statement on Form S-11 to register up to $900,000,000 in shares of the Company’s common stock in a follow-on public offering. The Company will offer shares in the Offering until the earlier of the date on which the SEC declares the registration statement for the follow-on offering effective or February 4, 2013.

The Company is externally advised by TNP Strategic Retail Advisor, LLC, a Delaware limited liability company (“Advisor”). Subject to certain restrictions and limitations, Advisor is responsible for managing the Company’s affairs on a day-to-day basis and for identifying and making acquisitions and investments on behalf of the Company.

Substantially all of the Company’s business is conducted through TNP Strategic Retail Trust Operating Partnership, L.P. (the “OP”). The initial limited partners of the OP were Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“Holdings”). Advisor has invested $1,000 in the OP in exchange for common units of the OP (“Common Units”) and Holdings has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepts subscriptions for shares of its common stock, it transfers substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of September 30, 2012 and December 31, 2011, the Company owned 96.03% and 95.4%, respectively, of the limited partnership interest in the OP. As of September 30, 2012 and December 31, 2011, Advisor owned 0.01% and 0.02%, respectively, of the limited partnership interest in the OP. Holdings owned 100% of the outstanding Special Units as of September 30, 2012 and December 31, 2011. In addition to the administrative and operating costs and expenses incurred by the OP in acquiring and operating real properties, the OP will pay all of the Company’s administrative costs and expenses, and such expenses will be treated as expenses of the OP.

On May 26, 2011, in connection with the acquisition of Pinehurst Square East (“Pinehurst”), a retail property located in Bismarck, North Dakota, the OP issued 287,472 Common Units to certain of the sellers of Pinehurst who elected to receive Common Units for an aggregate value of $2,587,000, or $9.00 per Common Unit. On March 12, 2012, in connection with the acquisition of the Shops at Turkey Creek (“Turkey Creek”), a retail property located in Knoxville, Tennessee, the OP issued 144,324 Common Units to certain of the sellers of Turkey Creek who elected to receive Common Units for an aggregate value of $1,371,000, or $9.50 per Common Unit.

The Company intends to use the net proceeds from the Offering to invest in a portfolio of income-producing retail properties throughout the United States, with a focus on grocery-anchored multi-tenant retail centers in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free-standing single-tenant retail properties. In addition to investments in real estate directly or through joint ventures, the Company may also acquire or originate first mortgages or second mortgages, mezzanine loans or other real estate-related loans, in each case provided that the underlying real estate meets the Company’s criteria for direct investment. The Company may also invest in any other real property or other real estate-related assets that, in the opinion of the Company’s board of directors, meets the Company’s investment objectives.

As of September 30, 2012, the Company’s portfolio comprised of 20 properties with 2,073,210 rentable square feet of retail space located in 14 states. As of September 30, 2012, the rentable space at the Company’s retail properties was 87% leased.

From commencement of the Offering through September 30, 2012, the Company had accepted investors’ subscriptions for, and issued, 10,740,178 shares, net of share redemptions, of the Company’s common stock, including 289,105 shares issued pursuant to the DRIP, resulting in gross offering proceeds of $106,194,000.

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

The condensed consolidated financial statements include the accounts of the Company, the OP, and their direct and indirect wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying unaudited interim financial information should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC.

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in FASB ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2012, the Company did not have any joint ventures or variable interests in any variable interest entities.

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

Non-Controlling Interests

The Company’s non-controlling interests consist primarily of the Common Units in the OP. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent’s stockholders’ equity. Net income (loss) attributable to non-controlling interests as adjusted for distributions in excess of earnings is presented as a reduction from net income (loss) in calculating net income (loss) available to common stockholders on the statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity and adjusted to the greater of (1) the carrying amount or (2) its redemption value as of the end of the period in which the determination is made, and the resulting adjustment is recorded in the consolidated statement of operations.

Recent Accounting Pronouncements

In May 2011, the FASB issued new accounting guidance ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends various sections of ASC 820 (“ASC 820”) and changes the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies how the concepts of highest and best use and valuation premise in a fair value measurement are relevant only when measuring the fair value of nonfinancial assets and are not relevant when measuring the fair value of financial assets or of liabilities. In addition, the guidance expanded the disclosures for the unobservable inputs for Level 3 fair value measurements, requiring quantitative information to be disclosed related to (1) the valuation processes used, (2) the sensitivity of the fair value measurement to changes in unobservable inputs and the interrelationships between those unobservable inputs, and (3) use of a nonfinancial asset in a way that differs from the asset’s highest and best use. The revised guidance is effective for interim and annual periods beginning after December 15, 2011 and early application by public entities is prohibited. ASU 2011-04 is to be applied prospectively. The Company’s adoption of this ASU for the reporting period beginning January 1, 2012, as required, did not have a material effect on the Company’s consolidated financial statements.

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

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in accounts receivable on the consolidated balance sheets, was $1,210,000 and $618,000 at September 30, 2012 and December 31, 2011, respectively.

Certain leases contain provisions that require the payment of additional rents based on the respective tenants’ sales volume (contingent or percentage rent) and substantially all leases contain provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs (“CAM”). Revenue based on percentage of tenants’ sales is recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of taxes, CAM and insurance is recognized in the period that the applicable costs are incurred in accordance with the lease agreement.

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

Investments in Real Estate and Mortgage Notes Receivable

Real Estate

Real property is recorded at cost, less accumulated depreciation and amortization. Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Costs related to business combinations are expensed as incurred and are included in transaction expense in the Company’s condensed consolidated statements of operations.

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	3-48 years
Exterior improvements	10-20 years
Equipment and fixtures	5-10 years

Tenant improvement costs recorded as capital assets are depreciated over the shorter of (1) the tenant’s remaining lease term or (2) the life of the improvement.

Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized.

Mortgage Notes Receivable

Mortgage notes receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each reporting period. There were no mortgage notes receivable outstanding at September 30, 2012 and December 31, 2011.

During the three and nine months ended September 30, 2011, the Company invested in three mortgage notes for an aggregate purchase price of $18.0 million and recorded $407,000 and $541,000, respectively, of interest income related to these mortgage notes. In October 2011, the Company foreclosed on the collateral retail property securing the mortgage notes, commonly known as Constitution Trail Shopping Center located in Normal, Illinois (“Constitution Trail”) with a then-fair value of $27.8 million, which was in excess of the then-carrying value of the mortgage notes.

Business Combinations

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date. Tenant improvements are classified as assets under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which the Company operates; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above- or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases are recorded in acquired lease intangibles and amortized over the remaining lease term. Above- or below-market leases are classified in acquired lease intangibles, or in acquired below-market lease intangibles, depending on whether the contractual terms are above- or below-market. Above-market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below-market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

Transaction costs are expensed as incurred and costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the nine months ended September 30, 2012, the Company acquired nine properties (Note 3) for an aggregate purchase price of $103.4 million. The Company recorded these acquisitions as business combinations and incurred direct acquisition expense of $3,155,000 for the nine months ended September 30, 2012, including acquisition fees to Advisor of approximately $2,595,000 (Note 11).

During the nine months ended September 30, 2011, the Company acquired four properties, Craig Promenade, Pinehurst, Cochran Bypass and Topaz Marketplace, for an aggregate purchase price of $43.9 million. The Company recorded these acquisitions as business combinations and incurred direct acquisition expense of $1,537,000 for the nine months ended September 30, 2011. During the same period, the Company also acquired three distressed mortgage notes secured by Constitution Trial for an aggregate purchase price of $18.0 million.

Costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable have been expensed and are included in transaction expense in the consolidated statements of operations.

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

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. The Company did not record any impairment loss on its investments in real estate and related intangible assets during the three and nine months ended September 30, 2012 and 2011.

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

Restricted Cash

Restricted cash includes escrow accounts held by lenders for real property taxes, insurance, capital expenditures and tenant improvements, debt service, leasing costs and other requirements stipulated by the lenders.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a nationally- or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, the Company does not obtain security from the nationally- or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of September 30, 2012, Publix is the Company’s largest tenant and accounted for approximately 99,979 square feet, or approximately 5% of the Company’s gross leasable area, and approximately $1,048,000, or 4% of the Company’s annual minimum rent. As of September 30, 2012, the Company had $1,000 in outstanding receivables from this tenant. No other tenant accounted for over 5% of the Company’s annual minimum rent. At September 30, 2012, one tenant accounted for 15% of the Company’s tenant receivables (excluding straight-line rent receivable).

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2012, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 14 years with a weighted-average remaining term (excluding options to extend) of 9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $617,000 and $371,000 as of September 30, 2012 and December 31, 2011, respectively.

3. ACQUISITIONS

During the nine months ended September 30, 2012, the Company acquired the following nine properties:

								Intangibles
								Acquired	Above	Below
				Direct				In Place	Market	Market
		Acquisition	Purchase	Acquisition		Building and	Tenant	Lease	Lease	Lease
Property	Location	Date	Price	Expense	Land	Improvements	Improvements	Intangibles	Assets	Liabilities
Morningside Marketplace	Fontana, CA	1/9/2012	$18,050,000	$500,000	$6,068,000	$9,180,000	$1,074,000	$2,050,000	$224,000	$(546,000)
Woodland West Marketplace	Arlington, TX	2/3/2012	13,950,000	497,000	2,376,000	9,801,000	693,000	1,619,000	78,000	(617,000)
Ensenada Square	Arlington, TX	2/27/2012	5,025,000	158,000	1,015,000	3,451,000	371,000	569,000	65,000	(446,000)
Shops at Turkey Creek	Knoxville, TN	3/12/2012	4,300,000	146,000	1,416,000	2,327,000	71,000	291,000	252,000	(57,000)
Aurora Commons	Aurora, OH	3/20/2012	7,000,000	233,000	1,013,000	5,164,000	239,000	731,000	-	(147,000)
Florissant Marketplace	Florissant, MO	5/16/2012	15,250,000	482,000	3,373,000	10,374,000	592,000	2,338,000	179,000	(1,606,000)
Willow Run Shopping Center	Westminster, CO	5/18/2012	11,550,000	327,000	3,379,000	6,608,000	169,000	1,588,000	65,000	(259,000)
Bloomingdale Hills	Riverview, FL	6/18/2012	9,300,000	293,000	4,600,000	4,006,000	872,000	1,260,000		(1,438,000)
Visalia Marketplace	Visalia, CA	6/25/2012	19,000,000	519,000	5,377,000	9,882,000	1,186,000	2,653,000	2,629,000	(2,727,000)
Total			$103,425,000	$3,155,000	$28,617,000	$60,793,000	$5,267,000	$13,099,000	$3,492,000	$(7,843,000)

Remaining weighted-average useful lives in years on acquisition date						43.8	10.3	8.7	6.7	8.6

During the three and nine months ended September 30, 2012, the Company incurred approximately $422,000 and $4,180,000, respectively, of acquisition-related costs in connection with completed and pending property acquisitions, as well as costs related to acquisitions that did not materialize, which are included in transaction expenses in the consolidated statements of operations.

During the nine months ended September 30, 2012, the Company redeemed $1,500,000 of preferred equity of a subsidiary of the OP that was issued to the sellers of Summit Point Shopping Center, a property that was acquired in December 2011. The amount paid to redeem the preferred equity was accounted for as an additional payment for real estate acquisitions during the nine months ended September 30, 2012. Total amount paid including the unpaid accrued preferred return was approximately $1,530,000.

The revenues and contribution to net income (loss) recognized by the Company during the nine months ended September 30, 2012 for each of the properties acquired during the period are as follows:

		Contribution to
		Net
Property	Revenue	Income (Loss)

Morningside Marketplace	$1,023,000	$(366,000)
Woodland West Marketplace	1,113,000	(930,000)
Ensenada Square	334,000	(263,000)
Shops at Turkey Creek	263,000	(84,000)
Aurora Commons	592,000	(333,000)
Florissant Marketplace	764,000	(663,000)
Willow Run Shopping Center	485,000	(586,000)
Bloomingdale Hills	346,000	(331,000)
Visalia Marketplace	586,000	(712,000)
Total	$5,506,000	$(4,268,000)

Contribution to net income (loss) presented above includes each property’s direct acquisition expenses, which aggregated $3,155,000 for the nine months ended September 30, 2012.

The sources of funds used for the nine acquisitions completed during the nine months ended September 30, 2012 are as follows:

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

The financial information set forth below summarizes the Company’s purchase price allocations for the properties acquired during the nine months ended September 30, 2012. The Company’s purchase price allocations are preliminary and may be subject to adjustments as the Company finalizes the valuations of the identifiable tangible and intangible assets acquired and liabilities assumed in these acquisitions.

Assets acquired:
Investments in real estate	$94,677,000
Acquired lease intangibles	13,099,000
Above-market leases	3,492,000
Cash and other assets	1,078,000
112,346,000
Liabilities assumed:
Below-market leases	7,843,000
Accrued expenses and security deposits	635,000
8,478,000
Estimated fair value of net assets acquired	$103,868,000

Pro Forma Financial Information

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2012 and 2011 assume that the nine acquisitions completed during the nine months ended September 30, 2012 were completed as of January 1, 2011.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$7,268,000	$6,221,000	$22,352,000	$16,433,000
Net loss	$(3,023,000)	$(2,258,000)	$(9,135,000)	$(10,104,000)

4. DISPOSITIONS AND DISCONTINUED OPERATIONS

The Company reports properties held-for-sale and operating properties sold in the current period as discontinued operations. The results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption “Discontinued operations.”

During the three months ended September 30, 2012, the Company sold a land parcel at Osceola Village for approximately $1,250,000 and recognized a loss of $90,000. Additionally, the Company sold the last land parcel at Morningside Marketplace for approximately $1,200,000 and recognized a gain of $208,000.

For the nine months ended September 30, 2012, the Company sold five land parcels, representing portions of the Morningside Marketplace and Osceola Village, for an aggregate sale price of approximately $7,748,000 and recognized an aggregate net gain of $118,000.

During the three and nine months ended September 30, 2011, the Company recognized a gain of $310,000 related to the sale of the Popeye’s parcel at the Craig Promenade property. Discontinued operations for the three and nine months ended September 30, 2011 included the operating results of three land parcels at Craig Promenade and San Jacinto, which were classified as held for sale as of September 30, 2011.

All dispositions in 2012 and 2011 were transacted as 1031 exchange transactions.

The components of income and expense related to discontinued operations for the three and nine months ended September 30, 2012 and 2011 are shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues from rental property	$7,000	$69,000	$85,000	$221,000
Rental property expenses	19,000	(20,000)	31,000	45,000
Depreciation and amortization	-	-	-	29,000
Operating income (loss) from discontinued operations	(12,000)	89,000	54,000	147,000
Gain (loss) on sale of real estate	118,000	310,000	118,000	310,000
Net income (loss) from discontinued operations	$106,000	$399,000	$172,000	$457,000

The Company did not have any assets classified as held-for-sale at September 30, 2012.

5. INTANGIBLES

As of September 30, 2012 and December 31, 2011, the Company’s lease intangibles and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows:

	Lease Intangibles		Below-market Lease Liabilities
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Cost	$35,850,000	$20,864,000	$(11,976,000)	$(4,657,000)
Accumulated amortization	(5,836,000)	(3,459,000)	1,681,000	1,036,000
	$30,014,000	$17,405,000	$(10,295,000)	$(3,621,000)

Increases (decreases) in net income as a result of amortization and write-off of the Company’s lease intangibles and below-market lease liabilities for the three months ended September 30, 2012 and 2011 were as follows:

	Lease Intangibles For the Three Months Ended		Below-market Lease Liabilities For the Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amortization and write-off	$(2,624,000)	$(2,083,000)	$547,000	$275,000

Increases (decreases) in net income as a result of amortization and write-off of the Company’s lease intangibles and below-market lease liabilities for the nine months ended September 30, 2012 and 2011 were as follows:

	Lease Intangibles For the Nine Months Ended		Below-market Lease Liabilities For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Amortization and write-off	$(3,560,000)	$(2,637,000)	$827,000	$554,000

The scheduled amortization of lease intangibles and below-market lease liabilities as of September 30, 2012 was as follows:

		Below-Market
	Lease	Lease
	Intangibles	Intangibles
October 1, 2012 to December 31, 2012	$1,397,000	$(365,000)
2013	5,333,000	(1,583,000)
2014	4,177,000	(1,362,000)
2015	3,166,000	(1,016,000)
2016	2,617,000	(797,000)
Thereafter	13,324,000	(5,172,000)
	$30,014,000	$(10,295,000)

Other Intangible

In connection with the acquisition of Constitution Trail in October 2011, the Company was assigned the rights under a development agreement dated April 2006 entered into by the original property developer and the Town of Normal, pursuant to which the developer shall receive reimbursements of $2.0 million plus 6.5% simple interest per annum in exchange for certain public improvements that were constructed by the developer that subsequently became the property of the Town of Normal. The reimbursements will be determined by the Town of Normal based on one-half of the sales tax receipts remitted and will be paid to the Company at least twice a year. The agreement terminates on the earlier of August 1, 2021 and when the $2.0 million plus accrued interest is fully paid. The Company estimated the fair value of the assigned development agreement on the acquisition date at $1.0 million based on the remaining term of the agreement and the amount paid through the acquisition date. The recorded intangible is being amortized to reduce income on a straight-line basis over the remaining term of the agreement, which amounted to $77,000 for the nine months ended September 30, 2012. For the nine months ended September 30, 2012, the Company accrued approximately $62,000 of sales tax rebate income, of which $41,000 was received.

6. PREPAID EXPENSES AND OTHER ASSETS

As of September 30, 2012 and December 31, 2011, the Company’s prepaid expenses and other assets consisted of the following:

	September 30,	December 31,
	2012	2011
Real estate deposits	$299,000	$1,550,000
Exchange proceeds	1,253,000	-
Sales tax rebate incentive, net (Note 5)	903,000	980,000
Prepaid expenses and other receivables	299,000	451,000
Utility deposits and other	74,000	150,000
Tenant lease incentive	141,000	-
	$2,969,000	$3,131,000

7. DEBT

As of September 30, 2012 and December 31, 2011, the Company’s debt consisted of the following:

	Principal Balance			Contractual
			Interest Rate At	Maturity
	September 30, 2012	December 31, 2011	September 30, 2012	Date

Secured line of credit	$38,437,000	$42,968,000	5.50%	12/17/2013
Secured term loans	60,925,000	-	5.10% - 10.00%	2/1/2017 - 7/1/2019
Mortgage loans	81,312,000	68,421,000	4.50% - 15.00%	10/31/2014 - 7/1/2037
Unsecured loan	1,250,000	1,250,000	8.00%	11/18/2015
	181,924,000	112,639,000
Less: unamortized discount	(195,000)	(244,000)
Total	$181,729,000	$112,395,000

During the three months ended September 30, 2012 and 2011, the Company incurred $3,088,000 and $1,677,000, respectively, of interest expense, which included the amortization of deferred financing costs of $271,000 and $174,000, respectively. During the three months ended September 30, 2012 and 2011, interest expense also included the amortization of net premium/(discount) of $(16,000) and $28,000, respectively.

During the nine months ended September 30, 2012 and 2011, the Company incurred $9,573,000 and $3,180,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $1,762,000 and $207,000, respectively, primarily in connection with the June 2012 refinancing of certain properties from the secured line of credit with KeyBank National Association (“KeyBank”) to the new secured term loan with KeyBank. During the nine months ended September 30, 2012 and 2011, interest expense also included the amortization of net premium/(discount) of $(49,000) and $(49,000), respectively. In connection with certain refinancings completed in January and June 2012, the Company wrote-off approximately $930,000 of the remaining unamortized deferred financing costs associated with the properties being refinanced.

As of September 30, 2012 and December 31, 2011, accrued interest payable was $1,061,000 and $806,000, respectively.

The following is a schedule of principal payments for all of the Company’s outstanding notes payable as of September 30, 2012:

Amount
October 1, 2012 through December 31, 2012	$622,000
2013	40,957,000
2014	7,861,000
2015	21,118,000
2016	18,863,000
Thereafter	92,503,000
$181,924,000

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

In May 2012, the Company entered into the Tenth Omnibus Amendment and Reaffirmation of Loan Documents modifying the Credit Agreement to among other things, to temporarily increase the commitment to $60 million until September 30, 2012. Commencing October 1, 2012 the temporary increase will be paid down and reduced to $45 million by December 1, 2012. At September 30, 2012, the balance under the Credit Agreement was $38.4 million and accordingly, there was no pay down required since the Company never utilized the entire commitment amount.

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

Borrowings pursuant to the Credit Agreement determined by reference to the Alternative Base Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBO Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate (with a LIBO floor of 2.0%) plus 3.50% per annum, or (2) the maximum rate of interest permitted by applicable law. The maturity date of the Credit Agreement is December 17, 2013 with an option to extend an additional year subject to certain conditions set forth in the Credit Agreement.

Borrowings under the Credit Agreement are secured by (1) pledges by the Company, the OP, TNP SRT Holdings LLC, (“TNP SRT Holdings”), and certain subsidiaries of TNP SRT Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of TNP SRT Holdings or the Company which, directly or indirectly, owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations, terms and conditions to be paid, performed or observed with respect to the Credit Agreement, (3) a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, the deposit account used to receive subscription payments for the sale of equity interests in Offering), escrow and security deposit accounts and all cash management services of the Company, the OP, TNP SRT Holdings and certain of its subsidiaries, and (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank, with respect to the San Jacinto Esplanade, Craig Promenade, Willow Run Shopping Center, Visalia Marketplace, Aurora Commons and a pad at the Morningside Marketplace property. On September 30, 2012, the Company repaid $402,500 under the Credit Agreement secured by the pad at the Morningside Marketplace property in connection with the sale (Note 4).

As of September 30, 2012, the Company believes it was in compliance with financial covenants of the credit facility.

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

KeyBank Mezzanine Loan

On June 13, 2012, the Company, through TNP SRT Portfolio II Holdings, LLC (“TNP SRT Portfolio II Holdings”) obtained a mezzanine loan from KeyBank in the original principal amount of $2,000,000 pursuant to a loan agreement by and between TNP SRT Portfolio II Holdings and KeyBank and a promissory note by TNP SRT Portfolio II Holdings in favor of KeyBank. the proceeds were also used to refinance the portions of the Credit Agreement secured by Morningside Marketplace, Cochran Bypass (Bi Lo Grocery Store), Ensenada Square, Florissant Marketplace and Turkey Creek. The loan bears an interest rate of 10% through the “anticipated repayment date” of January 1, 2013 and after the “anticipated repayment date” the loan will bear interest through the maturity date of July 1, 2019 at 15.0%.

Under the term loan and mezzanine loan agreements with KeyBank, the Company believes it was in compliance with the covenants of these agreements as of September 30, 2012.

Woodland West Acquisition Loans

In connection with the acquisition of Woodland West in February 2012, the Company borrowed $10,200,000 from JP Morgan Chase Bank, National Association (“JPM”), pursuant to (1) a promissory note, loan agreement and fee and leasehold deed to secure debt, assignment of leases and rents and security agreement and (2) a mezzanine loan with JPM in the amount of $1,300,000. The $10,200,000 loan bears interest at 5.63% per annum and the principal and interest are due monthly. The mezzanine loan bears interest at 12.0% per annum the monthly payments are interest-only. The entire unpaid principal balances of both loans and all accrued and unpaid interest thereon are due and payable in full on March 1, 2017. The Company paid off the $1,300,000 mezzanine loan in full in August 2012.

Bloomingdale Hills Acquisition Loan

Following the acquisition of Bloomingdale Hills in June 2012, the Company borrowed $5,600,000 from ING Life Insurance and Annuity Company (“ING”). The loan bears interest at a fixed interest rate of 4.50% with interest only payments through and including July 1, 2014. Payments of principal and interest in the amount of $32,593 are due commencing August 1, 2014 and continuing to and including the maturity date of July 1, 2037. ING has the right to declare the entire amount of outstanding principal, interest and all other amounts remaining unpaid and due on the following “Call Dates”; (i) July 1, 2022, (ii) July 1, 2027 and (iii) July 1, 2032. The loan may not be prepaid in whole or in part prior to July 1, 2013. Commencing July 1, 2013, the principal balance of the loan may be prepaid in whole and not in part by giving ING (i) not less than 60 days’ notice and payment of (ii) a prepayment premium equal to the greater of (a) the yield maintenance amount, as defined; or (b) 1% of the then-outstanding principal balance of the loan. The loan can be prepaid without a prepayment premium under the following conditions: (i) prepayment results from proceeds of a casualty or, (ii) 30 days prior to the loan maturity date or any call date, regardless of whether the lender exercised its option to call the loan.

8. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company issued 22,222 shares of common stock to Sponsor for an aggregate purchase price of $200,000. As of September 30, 2012, Anthony W. Thompson, the Company’s Chief Executive Officer, directly owned 111,111 shares of the Company’s common stock for which he paid an aggregate purchase price of $1,000,000 and the Sponsor, which is controlled by Mr. Thompson, owned 22,222 shares of the Company’s common stock. As of September 30, 2012 and December 31, 2011, the Company had issued 10,740,178 and 6,007,007 shares of common stock, net of share redemptions, for gross proceeds of approximately $106,194,000 and $59,248,000, respectively.

The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series of capital stock that the Company has authority to issue.

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

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of September 30, 2012 and December 31, 2011, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The Company’s share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases pursuant to the share redemption program will be made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. During the nine months ended September 30, 2012 and 2011, the Company redeemed 26,094 and 12,159 shares of common stock under its share redemption program, respectively.

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

The following table sets forth the distributions declared and paid to the Company’s common stockholders and Common Unit holders for the first, second and third quarter of 2012 and for the year ended December 31, 2011:

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	$0.05833	76,000	1,015,000	76,000	709,000	1,724,000
	$4,694,000		$207,000	$2,602,000	$199,000	$1,685,000	$4,287,000

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Units Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Cash Distribution Paid and DRIP Shares Issued
First Quarter 2011	$442,000	$0.05833	$—	$282,000	$—	$142,000	$424,000
Second Quarter 2011	548,000	$0.05833	21,000	338,000	3,000	168,000	506,000
Third Quarter 2011	698,000	$0.05833	49,000	435,000	50,000	206,000	641,000
Fourth Quarter 2011	920,000	$0.05833	49,000	554,000	50,000	283,000	837,000
	$2,608,000		$119,000	$1,609,000	$103,000	$799,000	$2,408,000

(1)	Distributions are declared monthly and are calculated at a monthly distribution rate of $0.05833 per share of common stock and per Common Unit.
(2)	Cash distributions are paid, and DRIP shares issued, on a monthly basis. Distributions (both cash and DRIP) for all record dates of a given month are paid approximately 15 days following month end.
(3)	None of the Common Unit holders of the OP are participating in the DRIP.

On September 30, 2012, the Company declared a monthly distribution in the aggregate of $624,000, of which $383,000 was paid in cash on or about October 15, 2012 and $241,000 was paid through the DRIP in the form of additional shares issued on or about October 15, 2012.

On September 30, 2012, the Company declared a monthly distribution related to the Common Units, of which $25,000 was paid to minority Common Unit holders and all of which was paid in cash on or about October 15, 2012.

Distribution Reinvestment Plan

The Company has adopted the DRIP that allows common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP. For the nine months ended September 30, 2012 and 2011, $1,685,000 and $516,000 in distributions were reinvested and 177,303 and 54,275 shares of common stock were issued under the DRIP, respectively.

9. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted (loss) earnings per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator - basic and diluted
(Loss) from continuing operations	$(3,258,000)	$(1,777,000)	$(11,807,000)	$(4,856,000)
Non-controlling interests' share in continuing operations	122,000	23,000	517,000	160,000
Participating securities' share in continuing operations	(2,000)	(2,000)	(5,000)	(5,000)
(Loss) from continuing operations applicable to common shares	(3,138,000)	(1,756,000)	(11,295,000)	(4,701,000)
Discontinued operations	106,000	399,000	172,000	457,000
Net (loss) applicable to common shares	$(3,032,000)	$(1,357,000)	$(11,123,000)	$(4,244,000)
Denominator - basic and diluted
Basic weighted average common shares	10,616,610	3,947,978	8,956,275	3,190,502
Effect of dilutive securities
Unvested common shares	10,058	12,500	10,058	12,500
Common Units (1)	431,796	-	431,796	-
Diluted weighted average common shares	11,058,464	3,960,478	9,398,129	3,203,002
Basic Earnings per Common Share
(Loss) from continuing operations applicable to common shares	$(0.30)	$(0.44)	$(1.26)	$(1.47)
Discontinued operations	0.01	0.10	0.02	0.14
Net (loss) applicable to common shares	$(0.29)	$(0.34)	$(1.24)	$(1.33)
Diluted Earnings per Common Share
(Loss) from continuing operations applicable to common shares	$(0.30)	$(0.44)	$(1.26)	$(1.47)
Discontinued operations	0.01	0.10	0.02	0.14
Net (loss) applicable to common shares	$(0.29)	$(0.34)	$(1.24)	$(1.33)

(1)	Number of convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11. Anti-dilutive for all periods presented in 2011.

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

On July 18, 2012, the Company issued 2,500 shares of restricted stock to each of Jeffrey S. Rogers, Peter K. Kompaniez and Phillip I. Levin in connection with their reelection to the Company’s board of directors. One-third of the shares of restricted stock granted to Messrs Rogers, Kompaniez and Levin became non-forfeitable on the date of grant and an additional one third of the shares will become non-forfeitable on each of the first two anniversaries of the date of grant.

On August 29, 2012, upon the appointment of Mr. Kompaniez as the Company’s Co-Chief Executive Officer and Mr. Kompaniez’s resignation as the Company’s director, the Board of Directors affirmed that the restricted stock previously granted to Mr. Kompaniez pursuant to the Directors Plan as related to the unvested shares of restricted stock held by Mr. Kompaniez will not be forfeited upon his resignation as a director. The unvested shares of restricted stock held by Mr. Kompaniez will continue to vest pursuant to the terms of the Plan. Effective October 9, 2012, Mr. Kompaniez resigned from his position as Co-Chief Executive Officer of the Company.

For the three and nine months ended September 30, 2012, the Company recognized compensation expense of $39,000 and $65,000, respectively, related to restricted stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. The compensation expense recognized for the three and nine months ended September 30, 2012 included expenses associated with the initial vesting of the 2012 annual grants issued to independent directors that were re-elected at the July 2012 annual meeting.

For the three and nine months ended September 30, 2011, the Company recognized compensation expense of $17,000 and $128,000, respectively, related to restricted stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. The compensation expense recognized for the nine months ended September 30, 2012 included expenses associated with the initial vesting of the 2011 annual grants issued to independent directors that were re-elected at the June 2011 annual meeting, as well as expenses associated with the accelerated vesting of remaining unvested grants issued to two former independent directors that resigned during the period.

As of September 30, 2012 and December 31, 2011, there was $69,000 and $66,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted common stock. As of September 30, 2012, this expense is expected to be realized over a remaining period of 1.2 years. As of September 30, 2012 and December 31, 2011, the fair value of the non-vested shares of restricted common stock was $91,000 and $98,000, respectively. There were 10,058 and 10,833 shares that remain unvested at September 30, 2012 and December 31, 2011, respectively. During the three and nine months ended September 30, 2012, 7,500 shares of restricted stock were issued. During the three and nine months ended September 30, 2012, 3,325 and 8,275 shares vested, respectively.

		Weighted
	Shares of	Average
	Restricted	Grant Date
	Stock	Fair Value
Balance - December 31, 2011	10,833	$9.00
Granted	-	-
Vested	-	-
Balance - March 31, 2012	10,833	$9.00
Granted	-	-
Vested	4,950	9.00
Balance - June 30, 2012	5,883	$9.00
Granted	7,500	9.00
Vested	3,325	9.00
Balance - September 30, 2012	10,058	$9.00

11. RELATED PARTY TRANSACTIONS

Pursuant to the advisory agreement by and among the Company, the OP and Advisor (the “Advisory Agreement”) and the dealer manager agreement (the “Dealer Manager Agreement”) by and among the Company, the OP, and TNP Securities, LLC (the “Dealer Manager” or “TNP Securities”), the Company is obligated to pay Advisor and Dealer Manager specified fees upon the provision of certain services related to the Offering, the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Subject to certain limitations, the Company is also obligated to reimburse Advisor and Dealer Manager for organization and offering costs incurred by Advisor and Dealer Manager on behalf of the Company, and the Company is obligated to reimburse Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement.

On August 7, 2011, the Company, the OP and Advisor entered into Amendment No.1 to the Advisory Agreement, effective as of August 7, 2011, in order to renew the term of the Advisory Agreement for an additional one-year term expiring on August 7, 2012. On November 11, 2011, the Company, the OP and the Advisor entered into Amendment No. 2 to the Advisory Agreement to clarify the provisions of asset management fees to be earned by Advisor. On January 12, 2012, the Company, the OP and the Advisor entered into Amendment No. 3 to the Advisory Agreement to provide for the payment of a financing coordination fee to Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP. On August 1, 2012, the Company, the OP and Advisor entered into an amendment to the Company’s Advisory Agreement, effective as of August 7, 2012, which, among other things:

•	Renews the term of Advisory Agreement for an additional one-year term expiring on August 7, 2013.
•	Establishes a requirement that the Company maintains at all times a cash reserve of at least $4,000,000 and provides that Advisor may deploy any cash proceeds in excess of the cash reserve for the Company’s business pursuant to the terms of the Advisory Agreement.
•	Deletes in its entirety Section 13 of the Advisory Agreement, which provided, among other things, that before the Company could complete a business combination with Advisor to become self-administered, certain conditions would have to be satisfied, including (i) the formation of a special committee comprised entirely of the Company’s independent directors, (ii) the receipt of an opinion from a qualified investment banking firm concluding that consideration to be paid to acquire the Company’s advisor was financially fair to the Company’s stockholders and (iii) the approval of the business combination by the Company’s stockholders entitled to vote thereon in accordance with the charter.

Organization and Offering Costs

Organization and offering costs of the Company (other than selling commissions and the dealer manager fee described below) are generally initially paid by Advisor and its affiliates on the Company’s behalf. Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of certain of Advisor’s employees and employees of Advisor’s affiliates and others. Pursuant to the Advisory Agreement, the Company is obligated to reimburse Advisor or its affiliates, as applicable, for organization and offering costs associated with the Offering, provided the Company is not obligated to reimburse Advisor to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by the Company exceed 3.0% of the gross offering proceeds from the Offering. Any such reimbursement will not exceed actual expenses incurred by Advisor. In addition, Advisor is to fund all such organization and offering expenses to the extent they exceed 15.0% of gross offering proceeds. All organization costs of the Company are recorded as an expense when the Company has an obligation to reimburse Advisor. Similarly, all offering costs of the Company are recorded as deductions to additional paid-in capital when the Company has an obligation to reimburse Advisor.

As of September 30, 2012 and December 31, 2011, organization and offering costs incurred by Advisor on the Company’s behalf or paid directly by the Company were $4,074,000 and $3,016,000, respectively. Pursuant to the Advisory Agreement, organization and offering costs are payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of the Offering. As of September 30, 2012, cumulative organization and offering costs reimbursed to Advisor or paid directly by the Company exceeded the 3.0% by $889,000. Accordingly, the excess amount has been billed to Advisor and included in due from advisor, net on the balance sheet. As of December 31, 2011, the unreimbursed amount of organization and offering costs incurred by Advisor was $1,269,000 and such amount was deferred and recorded as deferred offering costs and accrued by the Company in due to related parties on the December 31, 2011 balance sheet.

Selling Commissions and Dealer Manager Fees

The Dealer Manager receives a selling commission of 7.0% of the gross proceeds from the sale of shares of common stock in the primary offering. The Dealer Manager also receives 3.0% of the gross proceeds from the sale of shares in the primary offering in the form of a dealer manager fee. Both selling commissions and dealer manager fees are recorded by the Company as an offset to additional paid-in capital when incurred.

	For the Three Months Ended		For the Nine Months Ended		Inception
	September 30,		September 30,		Through
	2012	2011	2012	2011	September 30, 2012

Selling Commissions	$122,000	$723,000	$2,978,000	$1,456,000	$6,810,000
Dealer Manager Fee	66,000	318,000	1,364,000	616,000	3,028,000
	$188,000	$1,041,000	$4,342,000	$2,072,000	$9,838,000

Reimbursement of Operating Expenses

The Company reimburses Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which the Company’s operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets (as defined in the Charter), or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guideline”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of the 2%/25% guideline if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the 12 months ended September 30, 2012, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% guideline.

The Company reimburses Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives acquisition, origination, financing or disposition fees or with respect to an officer of the Company who is also an officer of Advisor. For the three months ended September 30, 2012 and 2011, the Company incurred $315,000 and $178,000, respectively, of administrative services to Advisor. For the nine months ended September 30, 2012 and 2011, the Company incurred $736,000 and $310,000, respectively, of administrative services to Advisor. As of September 30, 2012 and December 31, 2011, there were $115,000 and $0, respectively, of accrued operating expenses due to Advisor, which is included in amounts due to advisor, net on the balance sheets.

Property Management Fee

The Company pays TNP Property Manager, LLC (“TNP Manager”), its property manager and an affiliate of Advisor, a market-based property management fee of up to 5.0% of the gross revenues generated by each property in connection with the operation and management of the Company’s properties. TNP Manager may subcontract with third-party property managers and is responsible for supervising and compensating those property managers. For the three months ended September 30, 2012 and 2011, the Company incurred $344,000 and $116,000, respectively, in property management fees payable to TNP Manager. For the nine months ended September 30, 2012 and 2011, the Company incurred $882,000 and $311,000, respectively, in property management fees payable to TNP Manager. As of September 30, 2012 and December 31, 2011, property management fees of $6,000 and $16,000, respectively, were included in amounts due to related parties.

Acquisition and Origination Fee

The Company pays Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. The Company incurred $0 and $338,000 in acquisition fees payable to Advisor during the three months ended September 30, 2012 and 2011, respectively. The Company incurred $2,595,000 and $1,483,000 in acquisition fees payable to Advisor during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, there were no acquisition fees payable due to Advisor.

The Company pays Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third-party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate related loans. The Company incurred $0 and $10,000 in loan origination fees payable to Advisor during the three months ended September 30, 2012 and 2011, respectively. The Company incurred $0 and $49,000 in loan origination fees payable to Advisor during the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012 and December 31, 2011, there were no loan origination fees payable due to Advisors.

Pursuant to the Advisory Agreement, the Company has complied with NASAA REIT guidelines where the total of all acquisition fees, origination fees, and acquisition expenses payable in connection with any investment shall not exceed 6.0% of the “contract purchase price,” as defined.

Asset Management Fee

The Company pays Advisor a monthly asset management fee equal to one-twelfth of 0.6% of the aggregate cost of all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. On November 11, 2011, the board of directors approved Amendment No. 2 to the Advisory Agreement to clarify that, upon termination of the Advisory Agreement, any asset management fees that may have accumulated in arrears, but which had not been earned pursuant to the terms of the Advisory Agreement, will not be paid to Advisor. Because the payment of asset management fees was determined to be remote, the Company reversed asset management fees that had been accrued, but which had not been earned, through September 30, 2011. There were no asset management fees incurred for the three and nine months ended September 30, 2012.

Disposition Fee

If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates will be paid a disposition fee of up to 50.0% of a customary and competitive real estate commission, to the extent the total commissions and disposition fees do not exceed 3.0% of the contract sales price of each property sold. For the three months ended September 30, 2012 and 2011, the Company incurred $25,000 and $0, respectively, of disposition fees to Advisor. For the nine months ended September 30, 2012 and 2011, the Company incurred $130,000 and $0, respectively, of disposition fees to Advisor.

Leasing Fee

On June 9, 2011, pursuant to Section 11 of the Advisory Agreement with Advisor, the Company’s board of directors approved the payment of fees to Advisor for services it provides in connection with leasing of the Company’s properties. The amount of such leasing fees will be usual and customary for comparable services rendered for similar real properties in the geographic market of the properties leased. The leasing fees will be in addition to the market-based fees for property management services payable by the Company to TNP Manager, an affiliate of Advisor. For the three months ended September 30, 2012 and 2011, the Company incurred $103,000 and $0, respectively, of leasing fees to Advisor or its affiliates. For the nine months ended September 30, 2012 and 2011, the Company incurred approximately $108,000 and $0, respectively, of leasing fees to Advisor or its affiliates.

Financing Coordination Fee

On January 12, 2012, the board of directors approved Amendment No. 3 to the Advisory Agreement to provide for the payment of a financing coordination fee to Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP. For the three and nine months ended September 30, 2012, the Company incurred $0 and $811,000, respectively, of financing coordination fees to Advisor or its affiliates. As of September 30, 2012, there were $12,000 of financing coordination fees payable to Advisor, which is included in amounts due to advisor, net on the balance sheets.

Guaranty Fees

In connection with certain acquisition financings, the Company’s Chairman and Chief Executive Officer and/or the Sponsor had executed certain guaranty agreements to the respective lenders. As consideration for such guaranties, the Company entered into a reimbursement and fee agreements to provide for upfront payments and annual guaranty fee payments for the duration of the guarantee periods. For the three months ended September 30, 2012 and 2011, the Company incurred approximately $4,000 and $36,000, respectively, of guaranty fees. For the nine months ended September 30, 2012 and 2011, the Company incurred approximately $41,000 and $90,000, respectively, of guaranty fees. As of September 30, 2012 and December 31, 2011, guaranty fees of approximately $34,000 and $50,000, respectively, were included in amounts due to affiliates. At September 30, 2012, the Company’s obligation pursuant to the Sponsor’s guarantee relates to the guarantee on the financing on Waianae Mall and master lease guarantees on Constitution Trail and Osceola Village.

Related Party Loans and Loan Fees

In connection with the acquisition of Morningside Marketplace in January 2012, the Company financed the payment of a portion of the purchase price with the proceeds of (1) a loan in the aggregate principal amount of $235,000 from the Sponsor, (2) a loan in the aggregate principal amount of $200,000 from Mr. James Wolford, the Company’s Chief Financial Officer at the time of such acquisition, and (3) a loan in the aggregate principal amount of $920,000 from Mrs. Sharon Thompson, the spouse of Mr. Anthony W. Thompson, the Company’s Chairman, Chief Executive Officer and President (collectively, the “Morningside Affiliate Loans”). The Morningside Affiliate Loans each accrued interest at a rate of 12% per annum and were due on April 8, 2012. All amounts outstanding under the Morningside Affiliate Loans, including unpaid accrued interest, were repaid in full during the first quarter of 2012.

In connection with the acquisition of the three mortgage notes secured by Constitution Trail during the second quarter of 2011 (Note 2), the Company obtained a loan from TNP 2008 Participating Notes Program, LLC, an affiliated program sponsored by the Sponsor, in the amount of $995,000 and paid loan fees in the amount of $40,000. The loan bore an interest rate of 14.0% and was repaid in full in July 2011. Interest expense incurred and paid by the Company to an affiliate of Advisor through September 30, 2011 was $31,000.

Summary of Related Party Transactions

Summarized below are the related party transactions for the three and nine months ended September 30, 2012 and 2011, respectively, and payable as of September 30, 2012 and December 31, 2011:

	Incurred		Incurred		Payable
	Three months ended September 30,		Nine months ended September 30,		As of September 30,		As of December 31,
Expensed	2012	2011	2012	2011	2012		2011
Asset management fees	$-	$2,000	$-	$2,000	$-		$-
Reimbursement of operating expenses	315,000	178,000	736,000	310,000	115,000	[1]	-
Acquisition fees	-	338,000	2,595,000	1,483,000	-		-
Property management fees	344,000	116,000	882,000	311,000	6,000		16,000
Guaranty fees	4,000	36,000	41,000	90,000	34,000		50,000
Leasing fees	103,000	-	108,000	-	-		5,000
Disposition fees	25,000	-	130,000	-	-		-
Interest expense on notes payable	-	5,000	20,000	31,000	-		-
	$791,000	$675,000	$4,512,000	$2,227,000	$155,000		$71,000
Capitalized
Financing coordination fee	$-	$-	$811,000	$-	$12,000	[1]	$-
Loan fees	-	10,000	-	49,000	-		-
	$-	$10,000	$811,000	$49,000	$12,000		$-
Additional Paid In Capital
Selling commissions	$122,000	$723,000	$2,978,000	$1,456,000	$-		$68,000
Dealer manager fees	66,000	318,000	1,364,000	616,000	-		30,000
Organization and offering costs	782,000	240,000	1,265,000	439,000	-		1,269,000
	$970,000	$1,281,000	$5,607,000	$2,511,000	$-		$1,367,000

1	Amounts payable will be applied to offset the amount receivable from Advisor related to excess offering costs paid directly by the Company.

12. MINIMUM RENTS

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

October 1, 2012 to December 31, 2012	5,587,000
2013	21,526,000
2014	20,329,000
2015	18,307,000
2016	16,376,000
Thereafter	91,768,000
173,893,000

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

At September 30, 2012	Carrying Value (1)	Fair Value (2)
Notes Payable	$181,924,000	$183,887,000

At December 31, 2011	Carrying Value (1)	Fair Value (2)
Notes Payable	$112,639,000	$112,395,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of September 30, 2012 and December 31, 2011.
(2)	The estimated fair value of the notes payable is based upon indicative market prices of the Company’s notes payable based on prevailing market interest rates.

In March 2011, June 2011 and September 2011, the Company entered into three interest rate cap agreements with KeyBank in the notional amounts of $16.0 million, $10.0 million and $4.0 million and interest rate caps of 7.0%, effective on April 4, 2011, June 15, 2011, and September 30, 2011, respectively. None of these interest rate cap agreements was designated as a hedge and the $16.0 million and $10.0 million agreements have termination dates of April 4, 2012 and the $4.0 million agreement has a termination date of October 18, 2012. The fair value of the interest rate cap agreements as of September 30, 2012 is de minimus.

14. COMMITMENTS AND CONTINGENCIES

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, the Company, through its subsidiary, granted a lender a profit participation in the property equal to 25% of the net profits received by the Company upon the sale of the property (the “Profit Participation Payment”). Net profits are calculated as (1) the gross proceeds received by the Company upon a sale of the property in an arms-length transaction at market rates to third parties less (2) the sum of: (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with the Company, including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000.00. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, the Company shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, the Company shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. Based on the current estimated sale price, the Company determined that it does not have any liability under the Profit Participation Payment as of September 30, 2012 and December 31, 2011.

Additionally, in connection with the acquisition financing on Osceola Village, the Company entered into a Master Lease Agreement (the “Master Lease”) with TNP SRT Osceola Village Master Lessee, LLC, a wholly owned subsidiary of the OP (the “Master Lessee”). Pursuant to the Master Lease, TNP SRT Osceola Village leased to Master Lessee the approximately 23,000-square-foot portion of Osceola Village which was not leased to third-party tenants as of the closing date (the “Premises”). The Master Lease provides that the Master Lessee will pay TNP SRT Osceola Village a monthly rent in an amount equal to $36,425, provided that such monthly amount will be reduced proportionally for each square foot of space at the premises subsequently leased to third-party tenants pursuant to leases that are reasonably acceptable to the lender and which satisfy certain criteria set forth in the Master Lease (“Approved Leases”). The Master Lease has a seven-year term, subject to earlier expiration upon the earlier to occur of (1) the date on which all available rentable space at the Premises is leased to third-party tenants pursuant to Approved Leases and (2) the date on which the mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale). The Master Lessee has no right to assign or pledge the Master Lease or to sublet any part of the premises without the prior written consent of TNP SRT Osceola Village and the lender.

Constitution Trail Contingency

In connection with the Constitution Trail financing, TNP SRT Constitution Trail, LLC, a wholly owned subsidiary of the OP (“TNP SRT Constitution Trail”), TNP SRT Constitution Trail Master Lessee, LLC (the “Starplex Master Lessee”), a wholly owned subsidiary of the OP, and the Sponsor, entered into a Master Lease Agreement with respect to a portion of Constitution Trail (the “Starplex Master Lease”). Pursuant to the Starplex Master Lease, TNP SRT Constitution Trail leased to the Starplex Master Lessee an approximate 7.78 acre parcel of land included in the Constitution Trail property and the approximate 44,064-square-foot Starplex Cinemas building located thereon (the “Starplex Premises”). The Starplex Master Lease provides that, in the event that the annual gross sales from the Starplex premises are less than $2,800,000, then thereafter the Starplex Master Lessee will pay TNP SRT Constitution Trail a monthly rent in an amount equal to $62,424 ($749,088 annually), subject to an offset based on any minimum annual rent for the Starplex premises received by TNP SRT Constitution Trail. The Starplex Master Lease will expire upon the earlier to occur of (1) December 31, 2018 and (2) the date on which the Constitution Trail mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale or refinancing of the Constitution Trail Loan). The Starplex Master Lessee has no right to assign or pledge the Starplex Master Lease or to sublet any part of the Starplex premises without the prior written consent of TNP SRT Constitution Trail and the lender of the mortgage loan.

Economic Dependency

The Company is dependent on Advisor and Dealer Manager and their affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments; management of the daily operations of the Company’s real estate and real estate-related investment portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

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

Status of the Offering

As of November 6, 2012, the Company had issued 10,801,145 shares of common stock, including 314,311 shares of common stock issued under the DRIP, for gross offering proceeds of $106,727,000.

Distributions

On October 31, 2012, the Company declared a monthly distribution to common stockholders in the aggregate amount of $627,000, of which $387,000 will be paid in cash on or about November 15, 2012 and $241,000 will be paid through the DRIP in the form of additional common shares issued on or about November 15, 2012.

On October 31, 2012, the Company declared a monthly distribution to the holders of Common Units in the aggregate amount of $25,000, all of which will be paid in cash on or about November 15, 2012.

Change to Management and Board of Directors

On November 9, 2012, the Board of Directors appointed K. Timothy O’Brien as the Company’s Co-Chief Executive Officer effective November 9, 2012.

On October 11, 2012, Peter K. Kompaniez notified the Company of his resignation from his position as Co-Chief Executive Officer of the Company, effective as of October 9, 2012. Mr. Kompaniez was elected by the Company as its co-Chief Executive Officer on August 29, 2012.

On October 2, 2012, the Company’s board of directors, including all the independent directors, appointed John B. Maier II as an independent director to fill the vacancy on the board created by the resignation of Mr. Kompaniez upon his appointment as the Co-Chief Executive Officer of the Company on August 29, 2012. The appointment of Mr. Maier was not made pursuant to any arrangement or understanding between Mr. Maier and any other person. Mr. Maier was also appointed to the audit committee and the special committee of the board of directors.

On October 2, 2012, the Company issued 5,000 shares of restricted stock to Mr. Maier, upon his appointment as an independent director.

Property Acquisition

On November 9, 2012, the Company completed the closing of an acquisition of a multi-tenant retail property located in Lahaina, Maui, Hawaii commonly known as Lahaina Gateway center from a bank, for $31.0 million, which is substantially below both the construction loan upon which the bank foreclosed in September 2011 and the appraisal of the property obtained by the Company’s lender. The property is anchored by Foodland Farms Market, Barnes and Noble and Office Max and is approximately 80.83% leased. Due to the timing of the closing and the efforts required, the Company has not completed its preliminary purchase price allocation and will be doing so during the quarter ended December 31, 2012.

Potential Property Disposition

On October 18, 2012, the Company announced that it had entered into a purchase and sale agreement to sell the Waianae Mall, a property that was acquired in June 2010 at a price that would reflect a significant return on investment. The sale is subject to substantial conditions to closing. The closing is anticipated to occur in late 2012 or early 2013.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	We have a limited operating history, which makes our future performance difficult to predict.

•	We are dependent on our advisor to manage our operations. We are also dependent on the dealer manager and affiliate of our sponsor, to conduct our public offering. Our advisor and dealer manager depend on the capital from Thompson National Properties, LLC, our sponsor, and fees and other compensation that they receive from us in connection with our public offering and the purchase, management and sale of assets to conduct their operations. Our sponsor has a limited operating history and, since its inception, has operated at a significant net loss and currently has a negative working capital position. Our sponsor also has substantial secured and unsecured debt obligations coming due. To the extent that our sponsor is unable to negotiate a modification to its debt obligations or our sponsor’s financial condition does not improve or deteriorates, it may adversely impact our advisor’s and our dealer manager’s ability to perform their duties to us or could have an adverse effect on our ability to raise proceeds in our public offering. This could have a detrimental impact on our operations and could cause the value of your investment to decrease. Moreover, such adverse conditions could require a substantial amount of time on the part of our advisor and its affiliates, thereby decreasing the amount of time they spend actively managing our investments. Any adverse changes in the financial condition of our advisor, our dealer manager, or our sponsor or our relationship with any of them could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments and our dealer manager’s ability to raise proceeds in our public offering.

•	We may be forced to find another advisor, property manager, or dealer manager, or become self-managed, if the financial health of our sponsor does not improve significantly.

•	If we are unable to raise substantial proceeds in our public offerings, we may not be able to build as diverse a portfolio of investments and our fixed operating expenses may remain high in comparison to our revenue, which may limit our ability to pay distributions.

•	Some of our executive officers, some of our directors, but none of our independent directors, and other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor, the entity that acts as our dealer manager and other affiliated entities. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other programs managed by affiliates of our advisor and conflicts in allocating time among us and these other programs and investors.

•	Fees paid to our advisor in connection with transactions involving the origination, acquisition, refinancing and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

•	Because investment opportunities that are suitable for us may also be suitable for other programs managed by affiliates of our advisor, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	We pay substantial fees to and expenses of our advisor and its affiliates and, in connection with our public offering, we pay substantial fees to our dealer manager, which is an affiliate of our advisor, and third-party broker-dealers participating in our continuous public offering. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.

•	A substantial amount of our distributions to date have been made from proceeds from our public offering, and we expect to continue to use proceeds from our public offering to fund our distributions until our cash flow from operations can support our distributions.

•	If we are unable to locate investments with attractive yields while we are investing the proceeds of our initial public offering, our distributions and the long-term returns of our investors would be adversely affected.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to increased vacancies at our properties (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service and our ability to pay distributions to our stockholders.

•	Our current and future investments in real estate and other real estate related investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders.

•	Continued disruptions in the financial markets, changes in the availability of capital, uncertain economic conditions or changes in the real estate market could adversely affect the value of our investments.

•	Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indices. Increases in these indices could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	We cannot predict with any certainty how much, if any, of our distribution reinvestment plan proceeds will be available for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, the funding of capital expenditures on our real estate investments, or the repayment of debt. If such funds are not available from our distribution reinvestment plan, then we may have to use a greater proportion of our cash flow from operations, offering proceeds or other sources of funds to meet these cash requirements, which would reduce cash available for distributions and could limit our ability to redeem shares under our share redemption program.

•	Limitations imposed on us by our debt agreements may limit our ability to execute our business plan and increase the risk of default; and

•	Legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs) could adversely affect our business or the taxation of our stockholders.

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

All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012 and included in this Current Report on Form 10-Q. The inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this quarterly report will be achieved.

Overview

We were formed as a Maryland corporation on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties located throughout the United States, with a focus on grocery anchored multi-tenant retail centers in the Western United States. We may also invest in other real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. Subject to certain restrictions and limitations, our business is managed by TNP Strategic Retail Advisor, LLC, our external advisor, pursuant to the Advisory Agreement. Our advisor conducts our operations and manages our portfolio of real estate investments. We have no paid employees. TNP Securities, LLC, an affiliate of our advisor, serves as our dealer manager for our initial public offering.

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975) registering a public offering of up to $1,100,000,000 in shares of our common stock was declared effective under the Securities Act of 1933, as amended (the “Securities Act”), and we commenced our initial public offering. We are offering up to 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock pursuant to our distribution reinvestment plan (the “DRIP”) at $9.50 per share. On June 15, 2012, we filed with the Securities and Exchange Commission (the “SEC”) a registration statement to register up to $900,000,000 of shares of our common stock in a follow-on public offering. We will offer shares in our current public offering until the earlier of the date the SEC declares the registration statement effective for our follow-on offering and February 4, 2013.

We are dependent upon proceeds received from the sale of shares of our common stock in our public offerings and any indebtedness that we may incur in order to conduct our proposed real estate investment activities. We were initially capitalized with $200,000, which was contributed in cash on October 16, 2008, from the sale of 22,222 shares in the aggregate to our sponsor, Thompson National Properties, LLC, or TNP. Our sponsor, or any affiliate of our sponsor, must maintain this investment while it remains our sponsor.

As of September 30, 2012, we had accepted investors’ subscriptions for, and issued, 10,740,178 shares of our common stock, net of redemptions, including 289,105 shares issued pursuant to our distribution reinvestment plan, resulting in total offering proceeds of approximately $106,194,140.

Our board of directors has determined an estimated value per share of our common stock of $10.40 as of June 30, 2012, an increase from the previously determined estimated value per share of $10.18 as of March 31, 2012, $10.14 as of December 31, 2011 and $10.08 as of September 30, 2011. We are providing the estimated value per share to assist broker-dealers and stockholders in their evaluation of us. This is the fourth determination by our board of directors of an estimated value per share of our common stock. We currently anticipate that an estimated value per share will be calculated through the quarter ended September 30, 2012. We anticipate disclosing an updated estimated value per share as of September 30, 2012 in November 2012.

The objective of our board of directors in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor. The estimated value per share is based on (x) the estimated value of our assets less the estimated value of our liabilities divided by (y) the number of outstanding shares of our common stock plus the limited partnership units of our operating partnership issued to third-party sellers in connection with our acquisition of Pinehurst Square East and the Shops at Turkey Creek, all as of March 31, 2012. Investors are cautioned that the market for commercial real estate can fluctuate quickly and substantially and values of our assets and liabilities are expected to change in the future. In determining an estimated value of a share of our common stock, our board of directors relied upon information provided by our advisor, appraisal reports prepared by third parties on certain of our properties and other factors our board of directors deemed relevant. Our board of directors also took into account the estimated value of our other assets and liabilities, including a reasonable estimate of the value of our debt obligations. However, our board of directors did not consider certain other factors, such as a liquidity discount, because they did not believe such factors were appropriate or necessary under the circumstances. The estimated value per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated value per share is not a representation, warranty or guarantee that a stockholder would receive this amount if he sold his shares or we consummated a liquidity event. For additional information on the methodology used by our board of directors to determine our estimated value per share of our common stock, see our Current Report on Form 8-K filed with the SEC on August 16, 2012. See also, “Risk Factors — Our board of directors determined an estimated per share value of $10.40 for our shares of common stock as of June 30, 2012. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.” in Part II – Item 1A of this Form 10-Q.

We have elected to qualify as a REIT for federal income tax purposes commencing with the year ended December 31, 2009, and therefore we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year after the taxable year in which we initially elect to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income. As of September 30, 2012, we believe we were in compliance with the REIT requirements.

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

Properties

As of September 30, 2012, our portfolio included the 20 properties below, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of 2,073,210 square feet of single- and multi-tenant, commercial retail space located in 14 states, which we purchased for an aggregate purchase price of $258,686,000.

Property	Location
Moreno Marketplace	Moreno Valley, CA
Waianae Mall	Waianae, HI
Northgate Plaza	Tucson, AZ
San Jacinto	San Jacinto, CA
Craig Promenade	Las Vegas, NV
Pinehurst East	Bismarck, ND
Constitution Trails	Normal. IL
Cochran Bypass	Chester, SC
Topaz Marketplace	Hesperia, CA
Osceola Village	Kissimmee, FL
Summit Point	Fayetteville, GA
Morningside Marketplace	Fontana, CA
Woodlands West Marketplace	Arlington, Texas
Ensenada Square	Arlington, Texas
Shops at Turkey Creek	Knoxville, Tennessee
Aurora Commons	Aurora, Ohio
Florissant Marketplace	Florissant, MO
Willow Run	Westminster, CO
Bloomingdale Hills	Riverview, FL
Visalia Marketplace	Visalia, CA

Third Quarter 2012 Highlights

•	On July 27, 2012, Mr. James R. Wolford resigned from his position as a member of our board of directors, effective July 27, 2012. On July 27, 2012, our board of directors appointed Ms. Dee R. Balch as a director to fill the vacancy on our board of directors created by the resignation of Mr. Wolford from his position as a director.

•	On July 27, 2012, Mr. Wolford also resigned from his position as our Chief Financial Officer, Treasurer and Secretary and as the Chief Financial Officer, Treasurer and secretary of our advisor, effective immediately following the filing our Quarterly Report on Form 10-Q for the period ended June 30, 2012. On July 27, 2012, our board of directors appointed Ms. Balch to serve as our Chief Financial Officer, Treasurer and Secretary effective upon Mr. Wolford’s resignation from his position. Mr. Wolford will continue in his capacity as President and Chief Operating Officer of our sponsor.

•	On August 1, 2012, we, our operating partnership and our advisor entered into Amendment No. 4 to the amended and restated advisory agreement, effective as of August 2, 2012, which, among other things:

o	Renews the term of our advisory agreement for an additional one-year term expiring August 7, 2013.
o	Establishes a requirement that we maintain at all times a cash reserve of at least $4,000,000 and provides that our advisor may deploy any cash proceeds in excess of the cash reserve for our business pursuant to the terms of the advisory agreement.
o	Deletes in its entirety Section 13 of the advisory agreement, which provided, among other things, that before we could complete a business combination with our advisor to become self-administered, certain conditions would have to be satisfied, including (i) the formation of a special committee comprised entirely of our independent directors, (ii) the receipt of an opinion from a qualified investment banking firm concluding that consideration to be paid to acquire our advisor was financially fair to our stockholders and (iii) the approval of the business combination by our stockholders entitled to vote thereon in accordance with our charter.

•	On August 29, 2012, we appointed Peter K. Kompaniez as our Co-Chief Executive Officer. Upon this appointment, Mr. Kompaniez resigned as our independent director.

•	We completed the sale of two outparcel pads at Osceola and Morningside through a 1031 exchange for an aggregate selling price of $2,450,000 and recognized a net gain of $118,000. Net proceeds held in the 1031 exchange were approximately $1,253,000. In connection with the pad sales, we paid off portions of the loans secured by these pads in an aggregate amount of $953,000.

•	We paid off a $1,300,000 mezzanine loan secured by Woodland West.

•	Our board of directors determined an estimated value per share of our common stock of $10.40 as of June 30, 2012.

•	We declared total monthly distributions to our common stockholders of $1,874,000 for the third quarter (including distributions reinvested under our DRIP).

Property Dispositions During the Three Months Ended September 30, 2012

During the three months ended September 30, 2012, we sold an outparcel pad at the Osceola Village property, which was acquired in October 2011, for approximately $1,250,000. We recognized a loss of $90,000 in connection with this sale. On September 26, 2012, we sold our last outparcel pad at the Morningside Marketplace property, which was acquired in January 2012, for approximately $1,200,000. We recognized a gain of $208,000 in connection with the sale.

Results of Operations

Overview

The discussion that follows is based on our consolidated results of operations for the three and nine months ended September 30, 2012 and 2011. The ability to compare one period to another is significantly affected by acquisitions and dispositions completed during those periods. As of September 30, 2012, we owned 20 retail properties compared to owning only eight retail properties as of September 30, 2011. The increase in our property portfolio is the primary cause of the increases in operating income and expenses, as further discussed below.

Our results of operations for the three and nine months ended September 30, 2012 are not indicative of those expected in future periods. We have not yet invested all of the proceeds from our ongoing initial public offering received to date and expect to continue to raise additional capital, increase our borrowings and make future acquisitions, which would have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Comparison of the results of operations for the three months ended September 30, 2012 versus the three months ended September 30, 2011:

	Three Months Ended
	September 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
Rental and reimbursements	$7,268,000	$2,836,000	$4,432,000	156%
Interest income on mortgage notes	-	407,000	(407,000)	-100%
Operating and maintenance expenses	2,803,000	487,000	2,316,000	476%
General and administrative expenses	994,000	799,000	195,000	24%
Depreciation and amortization expenses	3,219,000	1,249,000	1,970,000	158%
Transaction expenses	422,000	808,000	(386,000)	-48%
Interest expense	3,088,000	1,677,000	1,411,000	84%
Income (loss) from discontinued operations	106,000	399,000	(293,000)	-73%
Net loss	(3,152,000)	(1,378,000)	(1,774,000)	129%

Rental and reimbursements

Rental and reimbursements revenue increased by $4,432,000, or 156%, to $7,628,000 during the three months ended September 30, 2012 compared to $2,836,000 for the three months ended September 30, 2011. The increase in rental and reimbursements revenue was primarily due to an increase in the number of properties we owned since September 30, 2011. At September 30, 2012, we owned 20 properties comprising 2,073,210 square feet compared to eight properties comprising 709,044 square feet at September 30, 2011. We expect rental and reimbursements revenue to increase in future periods if we are successful in making additional property acquisitions.

Interest income on mortgage notes

Interest income for the three months ended September 30, 2011 of $407,000 was primarily related to interest earned on the mortgage loan investments that were acquired on June 29, 2011. Through a consent foreclosure, the property securing our mortgage loan investments was subsequently foreclosed. For the three months ended September 30, 2012, we did not hold any mortgage loan investments.

Operating and maintenance expenses

Operating and maintenance expenses increased by $2,316,000, or 476%, to $2,803,000 during the three months ended September 30, 2012 compared to $487,000 for the three months ended September 30, 2011. The increase in operating and maintenance expenses was primarily due to an increase in the number of properties we owned since September 30, 2011. For the three months ended September 30, 2011, the operating and maintenance expenses reflected a non-recurring reversal of asset management fee expense of approximately $414,000 related to the amendment of our advisory agreement to terminate our contingent contractual obligation to pay asset management fees to our advisor. Included in operating and maintenance expenses are property management fees paid to an affiliate of our advisor. We expect these expenses to increase in future periods if we are successful in making additional property acquisitions.

General and administrative expenses

General and administrative expenses increased $195,000, or 24%, to $994,000 during the three months ended September 30, 2012 compared to $799,000 for the three months ended September 30, 2011. General and administrative expenses consisted primarily of corporate level legal fees, audit fees, tax fees, consulting fees, restricted stock compensation, directors’ fees, financial printer fees, and operating expense reimbursements to our advisor for salaries and corporate overhead.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $1,970,000, or 158%, to $3,219,000 during the three months ended September 30, 2012 compared to $1,249,000 for the three months ended September 30, 2011. The increase in depreciation and amortization expense was due to an increase in the number of properties we owned since September 30, 2011. We expect depreciation and amortization expense to increase in future periods if we are successful in making additional property acquisitions.

Transaction expenses

Transaction expenses decreased by $386,000, or 48%, to $422,000 during the three months ended September 30, 2012 compared to $808,000 for the three months ended September 30, 2011. The decrease was attributed to the lack of acquisitions being completed during the three months ended September 30, 2012 compared to the completion of two acquisitions (Cochran Bypass and Topaz) during the three months ended September 30, 2011. Transaction expenses also included transaction expenses associated with acquisitions that did not materialize as well as nonrefundable deposits, due diligence costs, and expenses on pending acquisitions.

Interest expense

Interest expense increased by $1,411,000, or 84%, to $3,088,000 during the three months ended September 30, 2012 compared to $1,677,000 for the three months ended September 30, 2011. The increase in interest expense was attributed to the following: (1) increase in interest associated with new acquisition financings completed since September 30, 2011, including the two secured term loans entered into in January and June 2012; and (2) increase in the amortization of deferred financing costs as a result of increased debt level since September 30, 2011. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income from discontinued operations

Income from discontinued operations decreased by $293,000, or 73%, to $106,000 during the three months ended September 30, 2012 compared to $399,000 for the three months ended September 30, 2011. Income from discontinued operations for the three months ended September 30, 2012 related primarily to the gain on sale of the Weinerschnitzel pad at Morningside Marketplace, offset by a net loss on the sale of the Osceola land parcel. Income from discontinued operations for the three months ended September 30, 2011 related to the gain on sale of the Popeye’s pad at Craig Promenade of $310,000 gain and operating income of that parcel as well as operating income of three parcels at Craig Promenade and San Jacinto, which were classified as held for sale at September 30, 2011.

Net loss

Net loss for the three months ended September 30, 2012 was $3,152,000 compared to a net loss of $1,378,000 for the same period in 2011. This increase in net loss is attributed to (1) an increase in non-cash depreciation and amortization expense as a result of an increase in the number of properties we owned; and (2) an increase in interest expense as a result of the increased level of financing related to acquired properties. We expect net loss to decrease in future years as we acquire real estate and real estate-related assets that meet our investment objectives, while deleveraging our portfolio.

Comparison of the results of operations for the nine months ended September 30, 2012 versus the nine months ended September 30, 2011:

	Nine Months Ended
	September 30,		Increase	Percentage
	2012	2011	(Decrease)	Change
Rental and reimbursements	$18,932,000	$6,958,000	$11,974,000	172%
Interest income on mortgage notes	-	541,000	(541,000)	-100%
Operating and maintenance expenses	6,600,000	2,297,000	4,303,000	187%
General and administrative expenses	2,599,000	1,781,000	818,000	46%
Depreciation and amortization expenses	7,787,000	2,837,000	4,950,000	174%
Transaction expenses	4,180,000	2,260,000	1,920,000	85%
Interest expense	9,573,000	3,180,000	6,393,000	201%
Income (loss) from discontinued operations	172,000	457,000	(285,000)	-62%
Net loss	(11,635,000)	(4,399,000)	(7,236,000)	164%

Rental and reimbursements

Rental and reimbursements revenue increased by $11,974,000, or 172%, to $18,932,000 during the nine months ended September 30, 2012 compared to $6,958,000 for the nine months ended September 30, 2011. The increase in rental and reimbursements revenue was primarily due to an increase in the number of properties we owned since September 30, 2011. At September 30, 2012, we owned 20 properties comprising 2,073,210 square feet compared to eight properties comprising 709,044 square feet at September 30, 2011. We expect rental and reimbursements revenue to increase in future periods if we are successful in making additional property acquisitions and owning recently acquired properties for the full reporting period.

Interest income on mortgage notes

Interest income for the nine months ended September 30, 2011 of $541,000 was primarily related to interest earned on the mortgage loan investments that were acquired on June 29, 2011. Through a consent foreclosure, the property securing our mortgage loan investments was subsequently foreclosed. For the nine months ended September 30, 2012, we did not hold any mortgage loan investments.

Operating and maintenance expenses

Operating and maintenance expenses increased by $4,303,000, or 187%, to $6,600,000 during the nine months ended September 30, 2012 compared to $2,297,000 for the nine months ended September 30, 2011. The increase in operating and maintenance expenses was due to an increase in the number of properties we owned since September 30, 2011. For the nine months ended September 30, 2011, the operating and maintenance expenses reflected a non-recurring reversal of asset management fee expense of approximately $414,000 related to the amendment of our advisory agreement to terminate our contingent contractual obligation to pay asset management fees to our advisor. As a percent of rental revenues, operating and maintenance expenses (excluding non-recurring items) decreased from the prior period as a result of our continued efforts to manage property level expenses. Included in operating and maintenance expenses are property management fees paid to an affiliate of our advisor. We expect these expenses to increase in future periods due to possible future property acquisitions and owning recently acquired properties for the full reporting period.

General and administrative expenses

General and administrative expenses increased $818,000, or 46%, to $2,599,000 during the nine months ended September 30, 2012 compared to $1,781,000 for the nine months ended September 30, 2011. The increase in general and administrative expenses was due to the increase in the level of our investment activity as a result of our property acquisitions during the period compared to the prior year period. General and administrative expenses consisted primarily of corporate level legal fees, audit fees, tax fees, consulting fees, restricted stock compensation, directors’ fees, financial printer fees, and operating expense reimbursements to our advisor for salaries and corporate overhead.

Depreciation and amortization expenses

Depreciation and amortization expenses increased by $4,950,000, or 174%, to $7,787,000 during the nine months ended September 30, 2012 compared to $2,837,000 for the nine months ended September 30, 2011. The increase in depreciation and amortization expense was due to an increase in the number of properties we owned since September 30, 2011. We expect depreciation and amortization expense to increase in possible future periods due to possible future property acquisitions and owning recently acquired properties for the full reporting period.

Transaction expenses

Transaction expenses increased by $1,920,000, or 85%, to $4,180,000 during the nine months ended September 30, 2012 compared to $2,260,000 for the nine months ended September 30, 2011. The increase in transaction expenses was due to the fact that we completed nine property acquisitions during the nine months ended September 30, 2012 compared to four property acquisitions during the nine months ended September 30, 2011. Transaction expenses also included transaction expenses associated with acquisitions that did not materialize as well as nonrefundable deposits, due diligence costs, and expenses on pending acquisitions.

Interest expense

Interest expense increased by $6,393,000, or 201%, to $9,573,000 during the nine months ended September 30, 2012 compared to $3,180,000 for the nine months ended September 30, 2011. The increase in interest expense was attributed to the following: (1) increase in interest associated with new acquisition financings completed since September 30, 2011, including the two secured term loans entered into in January and June 2012; (2) increase in the amortization of deferred financing costs as a result of increased debt level since September 30, 2011; and (3) a write-off of unamortized deferred financing costs as a result of the refinancing completed in January and June 2012. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings, the amount of proceeds we raise in our ongoing initial public offering and our ability to identify and acquire real estate and real estate-related assets that meet our investment objectives.

Income from discontinued operations

Income from discontinued operations decreased by $285,000, or 62%, to $172,000 during the nine months ended September 30, 2012 compared to $457,000 for the nine months ended September 30, 2011. Income from discontinued operations for the nine months ended September 30, 2012 related to the operating income of pads at the Morningside Marketplace, the gain on sale of the Weinerschnitzel pad at Morningside Marketplace offset by a net loss on the sale of the Osceola land parcel. Income from discontinued operations for the nine months ended September 30, 2011 related to the gain on sale of the Popeye’s pad at Craig Promenade of $310,000 and operating income of that parcel as well as operating income of three parcels at Craig Promenade and San Jacinto, which were classified as held for sale at September 30, 2011.

Net loss

Net loss for the nine months ended September 30, 2012 was $11,635,000 compared to a net loss of $4,399,000 for the same period in 2011. The increase in net loss is attributed to: (1) an increase in interest expense a result of the increased level of financing related to acquired properties; (2) non-recurring interest expense associated with the write-off of unamortized deferred financing costs incurred in connection with the refinancing of properties from the line of credit to the term loan entered into in January and June 2012; (3) non-recurring acquisition expense related to the nine acquisitions completed during the nine months ended September 30, 2012; and (4) an increase in non-cash depreciation and amortization expense as a result of an increase in number of properties. We expect net loss to decrease in future years if we acquire real estate and real estate-related assets that meet our investment objectives and deleverage our portfolio.

Liquidity and Capital Resources

Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. Our acquisitions and investments will be funded primarily from the sale of shares of our common stock and through debt. We will experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as offering proceeds are used to acquire and operate our assets. As of September 30, 2012, the proceeds we have raised in our public offerings are lower than we originally expected. If we are unable to significantly increase the amount of funds we raise through our public offerings, we may experience decreased liquidity.

We use, and intend to use in the future, secured and unsecured borrowings for the acquisition of properties. Once we have fully invested the proceeds of our initial public offering, we expect that our overall borrowings will be approximately 50% of the market value of our properties following the offering period, although we expect to exceed this level during our offering stage in order to enable us to quickly build a diversified portfolio. Under our charter we have a limitation on borrowing of 300% of the value of our net assets, which generally approximates 75% of the aggregate cost of our assets, though we may exceed this limit under certain circumstances. As of September 30,2012, our borrowings exceeded the 300% limit due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at September 30,2012, the excess over the borrowing limit has been approved by our independent directors.

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

Pursuant to our advisory agreement, as amended, our advisor has been directed to ensure that we maintain a cash reserve of $4.0 million at all times.  As a result of certain payment obligations with respect to the underlying financing of recently closed Lahaina Gateway Center acquisition, our cash position is likely to fall below this amount until we can complete the sale of Waianae Mall, which is under contract and expected to close in late 2012 or early 2013, or unless or until we secure other sources of cash, such as from additional equity capital, sale of properties, sale of parcels or borrowings. In the normal course of business, our sponsor is actively seeking additional liquidity through the potential refinance of properties, increasing its current credit line with KeyBank, seeking additional credit lines, sourcing potential joint-venture opportunities and actively marketing outparcels for sale, one of which is under contract for sale.

Cash Flows from Operating Activities

As of September 30, 2012, we owned 20 real estate properties with a net carrying value aggregating $225.7 million. During the nine months ended September 30, 2012, net cash used in operating activities increased by $1,210,000 to $1,803,000 compared to net cash used in operating activities of $593,000 during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, net cash used in operating activities consisted primarily of the following:

•	net loss of $11,635,000, adjusted for depreciation, amortization, and other non-cash items of $9,181,000;

•	$1,307,000 from decreases in prepaid expenses and other assets;

•	$604,000 from increases in tenant receivables;

•	$314,000 from increases in other liabilities;

•	$1,324,000 from decreases in accounts payable and accrued expenses;

•	$14,000 from decreases in amounts due to affiliates; and

•	$1,676,000 from increases in restricted cash.

Cash Flows from Investing Activities

Our cash used in investing activities will vary based on how quickly we raise funds in our ongoing initial public offering and how quickly we invest those funds. During the nine months ended September 30, 2012, net cash used in investing activities was $98,728,000 compared to $56,446,000 during the nine months ended September 30, 2011. This increase was primarily due to the acquisition of nine properties during the nine months ended September 30, 2012, for an aggregate purchase price of $103,425,000, excluding closing costs, and the payment of $1.5 million to redeem the preferred equity issued by a subsidiary in connection with the acquisition of Summit Point Shopping Center in December 2011. During the nine months ended September 30, 2012, we also sold five land parcels resulting in proceeds from sale of $7,748,000, of which $1,253,000 was held in 1031 exchange to be invested in future acquisitions. Improvements, capital expenditures and leasing costs incurring during the same period were $5,675,000 and we funded an additional $640,000 in lender reserves to be used for tenant improvements and leasing commissions.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our ongoing initial public offering, debt financings and distributions paid to our stockholders. During the nine months ended September 30, 2012, net cash provided by financing activities increased by $44,420,000 to $101,360,000, compared to net cash provided by financing activities of $56,940,000 during the nine months ended September 30, 2011. During the nine months ended September 30, 2012, we funded $889,000 of offering expenditures, representing an amount that exceeds the 3% of offering proceeds which is reimbursable from our advisor. We also funded $1,031,000 into lender reserve accounts in connection with our financing. The remaining changes consisted of the following:

•	net cash provided by debt financings of $140,178,000, partially offset by principal payments on notes payable of $70,893,000 and payments of loan fees and financing costs of $2,478,000;

•	$45,148,000 of cash provided by offering proceeds related to our initial public offering, net of payments of commissions, dealer manager fees and other organization and offering expenses of $5,631,000;

•	$2,801,000 of cash distributions to common stockholders and holders of common units of our operating partnership; and

•	$243,000 cash used to pay share redemptions.

Short-term Liquidity and Capital Resources

Our principal demand for funds will be for the acquisition of real estate assets, the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. Currently, our cash needs for operations are covered from cash provided by property operations and the sale of shares of our common stock. Over time, we generally intend to fund our cash needs for items other than asset acquisitions from operations. We expect our cash needs for acquisitions and investments will be funded primarily from the sale of shares of our common stock, including those offered for sale through the distribution reinvestment plan and through debt or other financing. Operating cash flows are expected to increase as additional properties are added to our portfolio and the cash flow from operations from newly acquired properties becomes stabilized. The offering and organization costs associated with our ongoing offering are generally paid by our advisor, which will be reimbursed for such costs up to 3.0% of the gross proceeds raised by us in the offering, after payment of selling commission and dealer manager fees. As of September 30, 2012, our advisor or its affiliates have incurred $4,074,000 in organization and offering costs on our behalf and we have reimbursed or paid directly $4,074,000 of those organization and offering costs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, redemptions of shares and interest and principal on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, and we intend to meet cash needs for acquisitions from the net proceeds of our ongoing public offering and our follow-on public offering or any private placement of equity and from debt financings. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after certain capital expenditures, including tenant improvements and leasing commissions, are paid at the properties; however, we may use other sources to fund distributions as necessary, including the proceeds from our ongoing offering, cash advanced to us by our advisor, borrowings under our credit agreement and/or borrowings in anticipation of future cash flow. During the three and nine months ended September 30, 2012, we funded substantially all cash distributions to our stockholders from the proceeds of our ongoing public offering.

As of September 30, 2012, our credit agreement with KeyBank National Association (“KeyBank”) had an outstanding balance of $38.4 million. Our credit agreement and certain notes payable contain customary affirmative, negative and financial covenants, including, but not limited to, requirements for minimum net worth, debt service coverage and leverage.

The covenants and restrictions pursuant to our credit agreement require us to meet certain financial ratios and other minimum requirements, including the following key financial covenants and respective covenant levels as of September 30, 2012:

Debt Covenant	Covenant Requirement			Actual Performance September 30, 2012		Status

Minimum liquidity level	$1,500,000		(1)	$3,483,000		Pass

Tangible net worth	$74,269,000			$81,354,000		Pass

Leverage ratio	75%			74%		Pass

Fixed charge coverage ratio	1.30	x		1.46	x	Pass

Minimum interest coverage ratio	1.50	x		1.72	x	Pass

Interest rate protection ratio	20%			19%		Pass

(1)	Minimum standard waived through September 30, 2012

As of September 30, 2012, we believe we were in compliance with the required financial covenants. We expect to continue to meet or exceed the requirements of the debt covenants over the short and long term.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of September 30, 2012:

		Payments Due During the Periods Ending December 31,
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Outstanding debt obligations (1)	$181,924,000	$622,000	$48,818,000	$39,981,000	$92,503,000
Interest payments on outstanding debt obligations (2)	42,734,000	2,703,000	19,310,000	13,748,000	6,973,000
Tenant improvements (3)	63,000	63,000	-	-	-
Lease incentives	37,000	37,000	-	-	-
Lease commissions	224,000	224,000	-	-	-
Capital projects	65,000	65,000	-	-	-

(1)	Amounts include principal payments under notes payable based on maturity dates of debt obligations outstanding as of September 30, 2012.
(2)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at September 30, 2012 (consisting of the contractual interest rate). We incurred interest expense of $9,573,000 during the nine months ended September 30, 2012, including amortization and write-off of deferred financing costs totaling $1,762,000.
(3)	Represents obligations for tenant improvements under tenant leases as of September 30, 2012.

As of September 30, 2012 and December 31, 2011, organization and offering costs incurred by our advisor on our behalf were $4,074,000 and $3,016,000, respectively. These costs are payable by us to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of our initial public offering. At September 30, 2011, organization and offering costs reimbursed to our advisor or paid directly by us exceeded the 3% limit by $889,000. Accordingly, the excess amount is reimbursable from our advisor. At December 31, 2011, the unreimbursed amount of organization and offering costs incurred by our advisor that exceeded the 3% limit was $1,269,000 and such amount was deferred and accrued as of that date.

All offering costs, including sales commissions of $2,978,000 and dealer manager fees of $1,364,000, for the nine months ended September 30, 2012 are recorded as an offset to additional paid-in-capital, and all organization costs are recorded as an expense when we have an obligation to reimburse our advisor.

Interim Financial Information

The financial information as of and for the period ended September 30, 2012 included in this quarterly report is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and nine months ended September 30, 2012. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Form 10-K.

Limitation on Total Operating Expenses

We reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, except that we will not reimburse our advisor for any amount by which our total operating expenses, as defined by our advisor agreement, at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter and (2) 25% of our net income, as defined in our charter, or the 2/25 Limit, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the 12 months ended September 30, 2012, our total operating expenses represented approximately 1% of our average invested assets. For the four preceding fiscal quarters, we had a net loss of $8.1 million and therefore did not compute the 25% test of net income for the purpose of the 2/25 Limit. As a result, during the 12 months ended September 30, 2012, our total operating expenses did not exceed the 2/25 Limit.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of September 30, 2012, we believe we are in compliance with the REIT requirements.

Distributions

To date, all of our cash distributions have been paid substantially from proceeds from our public offering of common stock. During our offering stage, we expect to raise capital more quickly than we acquire income-producing assets, and for some period after our offering stage, we may not be able to pay distributions from our cash from operations, in which case distributions may be paid in part from debt financing or from other sources. Distributions declared and distributions paid to our common stockholders and holders of common units of our operating partnership for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	$0.05833	76,000	1,015,000	76,000	709,000	1,724,000
	$4,694,000		$207,000	$2,602,000	$199,000	$1,685,000	$4,287,000

Period	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Units Holders (1)/ (3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Cash Distributions Paid and DRIP Shares Issued
First Quarter 2011	$442,000	$0.05833	$—	$282,000	$—	$142,000	$424,000
Second Quarter 2011	548,000	$0.05833	21,000	338,000	3,000	168,000	506,000
Third Quarter 2011	698,000	$0.05833	49,000	435,000	50,000	206,000	641,000
Fourth Quarter 2011	920,000	$0.05833	49,000	554,000	50,000	283,000	837,000
	$2,608,000		$119,000	$1,609,000	$103,000	$799,000	$2,408,000

(1)	Distributions are declared monthly and are calculated at a monthly distribution rate of $0.05833 per share of common stock and common units.
(2)	Cash distributions are paid, and DRIP are shares issued, on a monthly basis. Distributions (both cash and DRIP) for all record dates of a given month are paid approximately 15 days following month end.
(3)	None of the holders of common units of our operating partnership are participating in the DRIP.

The tax composition of our distributions declared for the nine months ended September 30, 2012 and 2011 was as follows:

	2012	2011
Ordinary Income	—%	—%
Return of Capital	100%	100%
Total	100%	100%

On September 30, 2012, we declared a monthly distribution in the aggregate amount of $624,000, of which $383,000 was paid in cash on or about October 15, 2012 and $241,000 was paid through our DRIP in the form of additional shares issued on or about October 15, 2012. For the nine months ended September 30, 2012 and 2011, cash distributions to our stockholders were funded from proceeds from our initial public offering and represented 100% return of capital to our stockholders.

On September 30, 2012, we declared a monthly distribution related to the common units of our operating partnership in the aggregate of $25,000, all of which was paid in cash on or about October 15, 2012.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment writedowns, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

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

Changes in the accounting and reporting promulgations under GAAP (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses, specifically acquisition fees and expenses for all industries as items that are expensed under GAAP, that are typically accounted for as operating expenses. Management believes these fees and expenses do not affect our overall long-term operating performance. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that public, non-listed REITs, like us, are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after acquisition activity ceases. Our board of directors will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable. However, our board of directors does not anticipate evaluating a liquidity event (i.e., listing of our common stock on a national exchange, a merger or sale of our company or another similar transaction) until 2015. Thus, as a limited life REIT we will not continuously purchase assets after a certain point in time.

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

Our management uses MFFO and the adjustments used to calculate MFFO in order to evaluate our performance against other public, non-listed REITs that have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate MFFO allow us to present our performance in a manner that reflects certain characteristics that are unique to public, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures is useful to investors. By excluding expensed acquisition costs, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

We also present MFFO, calculated as discussed above, adjusted for the non-cash amortization of deferred financing costs and non-recurring non-cash allocation of organizational costs, or adjusted MFFO. We have opted to use substantial short-term and medium-term borrowings to acquire properties in advance of raising equity proceeds under our offering in order to more quickly build a larger and more diversified portfolio.  Noncash interest expense represents amortization of financing costs paid to secure short-term and medium-term borrowings. GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio.  Management believes that the measure resulting from an adjustment to MFFO for noncash interest expense, which we refer to as adjusted MFFO, provides supplemental information that allows for better comparability of reporting periods. We also believe that adjusted MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in significant acquisition and short-term borrowing activities. Like FFO and MFFO, adjusted MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Further, adjusted MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance.

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

Our calculation of FFO, MFFO and adjusted MFFO and the reconciliation to net income (loss) is presented in the following table for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
FFO, MFFO and Adjusted MFFO	2012	2011	2012	2011
Net income (loss)	$(3,152,000)	$(1,378,000)	$(11,635,000)	$(4,399,000)
Adjustments (1):
Bargain purchase gain	-	-	-	-
(Gain)/loss on sale of real estate assets	(118,000)	(310,000)	(118,000)	(310,000)
Depreciation of real estate, in place leases and other intangibles	3,219,000	1,249,000	7,787,000	2,837,000
FFO	$(51,000)	$(439,000)	$(3,966,000)	$(1,872,000)

FFO per share - basic	$(0.00)	$(0.11)	$(0.44)	$(0.59)

FFO per share - diluted	$(0.00)	$(0.11)	$(0.43)	$(0.58)

Adjustments:
Revised estimated asset management fees	$-	$(398,000)	$-	$(195,000)
Straight-line rent (2)	(254,000)	(65,000)	(592,000)	(205,000)
Transaction expenses (3)	422,000	808,000	4,180,000	2,260,000
Amortization of above market leases (4)	283,000	101,000	699,000	267,000
Amortization of below market leases (4)	(547,000)	(273,000)	(827,000)	(554,000)
Accretion of discounts on debt	16,000	-	49,000	(71,000)
Amortization of debt premiums	-	86,000	-	49,000
Realized losses from the early extinguishment of debt (5)	-	-	930,000	-
MFFO	$(131,000)	$(180,000)	$473,000	$(321,000)

MFFO per share - basic	$(0.01)	$(0.05)	$0.05	$(0.10)

MFFO per share - diluted	$(0.01)	$(0.05)	$0.05	$(0.10)

Adjustments:
Amortization of deferred financing costs (6)	$272,000	$-	$832,000	$-
Non-recurring non-cash allocation of organization costs (7)	-	-	118,000	-
Adjusted MFFO	$141,000	$(180,000)	$1,423,000	$(321,000)

Adjusted MFFO per share - basic	$0.01	$(0.05)	$0.16	$(0.10)

Adjusted MFFO per share - diluted	$0.01	$(0.05)	$0.15	$(0.10)

Net loss per share - basic (8)	$(0.29)	$(0.34)	$(1.24)	$(1.33)

Net loss per share - diluted (8)	$(0.29)	$(0.34)	$(1.24)	$(1.33)

Weighted average common shares outstanding - basic	10,616,610	3,947,978	8,956,275	3,190,502

Weighted average common shares outstanding - diluted	11,058,464	3,960,478	9,398,129	3,203,002

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s definition of MFFO.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.
(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition and certain disposition costs related to abandoned real estate sales, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition and disposition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition and disposition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders.
(4)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(5)	Relates to the write-off of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt.
(6)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.
(7)	Adjustment for the non-recurring non-cash allocation from offering expenditures to organization expense related to unrecorded expense from prior years.
(8)	Net loss per share relates to both common stockholders and non-controlling interests.

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

Off-Balance Sheet Arrangements

As of September 30, 2012 and 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in Item 7 of our Form 10-K for the year ended December 31, 2011. There have been no significant changes to our policies during 2012.

Subsequent Events

Status of Offering

As of November 6, 2012, we had issued 10,801,145 shares of common stock, including 314,311 shares issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $106,727,000.

Distributions Declared

On October 31, 2012, we declared a monthly distribution to common stockholders in the aggregate amount of $627,000, of which $387,000 will be paid in cash on or about November 15, 2012 and $241,000 will be paid through our distribution reinvestment plan in the form of additional shares issued on or about November 15, 2012.

Change to Management and Board of Directors

On November 9, 2012, our Board of Directors appointed K. Timothy O’Brien as our Co-Chief Executive Officer effective November 9, 2012.

On October 11, 2012, Peter K. Kompaniez notified us of his resignation from his position as our Co-Chief Executive Officer, effective as of October 9, 2012. Mr. Kompaniez was appointed as our Co-Chief Executive Officer on August 29, 2012.

On October 2, 2012, our board of directors, including all of our independent directors, appointed John B. Maier II as our independent director to fill the vacancy on our board created by the resignation of Mr. Kompaniez. The appointment of Mr. Maier was not made pursuant to any arrangement or understanding between Mr. Maier and any other person. Mr. Maier has also been appointed to our audit committee and the special committee of our board of directors.

On October 2, 2012, we issued 5,000 shares of restricted stock to Mr. Maier, upon his appointment as an independent director.

Property Acquisition

On November 9, 2012, we completed the closing of an acquisition of a multi-tenant retail property located in Lahaina, Maui, Hawaii commonly known as the Lahaina Gateway Center from a bank, $32.0 million, which is substantially below both the construction loan upon which the bank foreclosed in September 2011 and the appraisal of the property obtained by our lender. The property is anchored by Foodland Farms Market, Barnes and Noble and Office Max and is approximately 80.83% leased.

Potential Property Disposition

On October 18, 2012, we announced that our board of directors had authorized us to enter into a purchase and sale agreement to sell the Waianae Mall, a property that was acquired in June 2010 at a price that would reflect a significant return on investment. The sale is subject to substantial conditions to closing. The closing is anticipated to occur in late 2012 or early 2013.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the effects of interest rate changes as a result of borrowings used to maintain liquidity and to fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs. We have managed and will continue to manage interest rate risk by maintaining a ratio of fixed rate, long-term debt such that floating rate exposure is kept at an acceptable level. In addition, we may utilize a variety of financial instruments, including interest rate caps, floors, and swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments of distributions to holders of our common stock and that the losses may exceed the amount we invested in the instruments. In March 2011, June 2011, and September 2011, we entered into three interest rate cap agreements with KeyBank in the notional amounts of $16.0 million, $10.0 million, and $4.0 million, respectively, each with interest rate caps with a strike price of LIBOR at 7.0%, effective on April 4, 2011, June 15, 2011, and September 30, 2011, respectively. None of the interest rate cap agreement was designated as a hedge.

Borrowings under the credit agreement determined by reference to the Alternative Base Rate (as defined in the credit agreement) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBO Rate (as defined in the Credit Agreement) bear interest at the lesser of (1) the Adjusted LIBO Rate (with a LIBO floor of 2.0%) plus 3.50% per annum, or (2) the maximum rate of interest permitted by applicable law. The maturity date of the credit agreement is December 17, 2013 with an option to extend an additional year subject to certain conditions as set forth in the credit agreement.

We borrow funds at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future earnings or cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2012, the fair value of our fixed rate debt was $145.5 million and the carrying value of our fixed rate debt was $143.5 million. The fair value estimate of our fixed rate debt was estimated using a discounted cash flow analysis utilizing rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

Conversely, movements in interest rates on variable rate debt would change our future earnings and cash flows, but not significantly affect the fair value of those instruments. However, changes in required risk premiums would result in changes in the fair value of floating rate instruments. At September 30, 2012, we were exposed to market risks related to fluctuations in interest rates on $38.4 million of variable rate debt outstanding, after giving consideration to the impact of a cap rate agreement on approximately $30.0 million of our variable rate debt. Our variable rate debt outstanding is subject to the Adjusted LIBO Rate (Index) and margin amounts discussed above. The Index is further subject to a floor rate of 2.00%, resulting in a fully indexed floor rate of 5.50%. We estimate that a hypothetical increase in interest rates of 100 basis points would have no impact on future earnings as the floor rate would continue to be in effect. The one-month LIBOR rate was 0.214% at September 30, 2012.

The weighted-average interest rates of our fixed rate debt and variable rate debt at September 30, 2012 were 6.07% and 5.50%, respectively. The weighted-average interest rate figures represent actual interest ratse in effect as of September 30, 2012.

ITEM  4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our co-chief executive officers and our chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 13d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon, and as of the date of, the evaluation, our co-chief executive officers and our chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our co-chief executive officers and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the quarter ended June 30, 2012, we identified a significant deficiency in our internal control over financial reporting related to our making certain prepayments of acquisition fees and financing fees to our advisor prior to the closing of the transactions. In each case, the fees were ultimately earned by the advisor. We have initiated steps to develop additional controls and procedures to remediate this significant deficiency including: (a) an appointment of a new Chief Financial Officer who is independent from the advisor and has no involvement with the advisor’s affairs; (b) dual approval for payments of non-operating expenditures including payments to advisor for transactions, for which one of the approvers must be an independent director; (c) the formation of a special committee of the board of directors comprised entirely of our independent directors. The special committee has the maximum power delegable to a committee of the board of directors under Maryland law and has the authority to (1) engage its own financial and legal advisors; (2) execute, deliver and file or to cause to be executed, delivered and filed all agreements, documents and instruments in our name and on our behalf as the special committee may deem necessary, convenient or appropriate; (3) expend money on our behalf; and (4) to the maximum extent permitted by applicable law, keep private from our board of directors and our officers the minutes of its meetings and other matters.

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

We are dependent on TNP Strategic Retail Advisor, LLC, our advisor, to manage our operations and our portfolio of real estate and real estate-related assets. We are also dependent on TNP Securities, LLC, our dealer manager and an affiliate of our sponsor, to conduct our public offering. Our dealer manager and our advisor depend on the capital from our sponsor and fees and other compensation that they receive from us in connection with our public offering and the purchase, management and sale of assets to conduct their operations. Our sponsor has a limited operating history and, since its inception, has operated at a significant net loss. Our sponsor and its subsidiaries also has substantial secured and unsecured debt obligations coming due in the next two years. As discussed below, three TNP-sponsored programs have failed to make the most recent interest payments on their privately issued notes. The principal amount outstanding on those notes is approximately $51.0 million, approximately $21.6 million of which is coming due in 2013. All of the $21.6 million in principal amount coming due in 2013 relates to notes issued by TNP 12% Notes Program, LLC. Further, TNP 12% Notes Program, LLC is in default and has recently notified its investors that it has suspended all interest payments to investors for the remainder of 2012. These programs are subsidiaries of our sponsor, and the proceeds of such borrowings were used, in part, to fund our sponsor’s operations. The audit committee of our board of directors recently engaged an independent financial advisor to evaluate the financial health of our sponsor, and we estimate that our sponsor’s liabilities exceeded its assets by approximately $45 million as of September 30, 2012 and that our sponsor currently has a negative working capital position. On November 9, 2012, our sponsor reported to our board of directors that, as of November 7, 2012, more than a majority of the investors in the TNP 12% Note Program, LLC, affirmatively voted to modify the terms of the notes and to waive any prior defaults under the note program. Our sponsor also reported that the maturity of the notes will be extended through 2016, the interest rate has been significantly reduced and that, with the waiver by the holders of notes, TNP is no longer in default under the notes.

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

We expect to raise substantially less than 50% of the maximum amount we are seeking to raise this offering. As a result, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of your investment to vary more widely with the performance of specific assets, and our general and administrative expenses are likely to constitute a greater percentage of our revenue. Raising fewer proceeds in this offering, therefore, could increase the risk that you will lose money on your investment.

This offering is being made on a “best efforts” basis, whereby the brokers participating in the offering have no firm commitment to purchase any shares. To date, the proceeds we have raised in this offering are lower than our sponsor and dealer manager originally expected. Some of the broker dealers participating in the offering also participated in private offerings of notes issued by other TNP-sponsored programs. As noted above, three of these programs have failed to meet interest payment deadlines and one of the programs is in default and has suspended all interest payments to its investors for the remainder of 2012. These recent developments and on-going market conditions have caused us to revise our sales projections for this offering downward.

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

Our board of directors determined an estimated per share value of $10.60 for our shares of common stock as of November 9, 2012. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock or in making an investment decision.

On November 9, 2012, our board of directors determined an estimated per share value of $10.60 for our common stock as of November 9, 2012. We did not, however, change the price per share in this offering, under our DRIP or under our share redemption program, except in the case of redemptions upon the death or disability of a stockholder, in which case we will use the higher of the most recently determined estimated share value and the purchase price paid. We disclose in our filings with the SEC the methodology used to determine the estimated value per share and numerous limitations related to the estimated value per share. Please see our Current Report on Form 8-K filed with the SEC on November 13, 2012 for a detailed description of the estimated share valuation methodology and limitations including the use of Duff & Phelps report.

Our board of directors’ objective in determining the estimated value per share was to arrive at a value, based on the most recent data available, that it believed was reasonably based on methodologies that it deemed appropriate after consultation with our advisor and after reviewing, among other factors, appraisal reports of our properties prepared by third parties. However, the market for commercial real estate can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount.

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

Our board of directors has determined an estimated value per share of our common stock of $10.40 as of June 30, 2012. However, we continue to offer shares in our public offering at a price of $10.00 per share. The sale of shares at an offering price that is lower than the estimated per share value results in the dilution of existing stockholder’ investments.

Our board of directors has determined an estimated value per share of our common stock of $10.40 as of June 30, 2012. Our board of directors has determined that it is in our best interest to revise the price at which shares of our common stock are offered in our continuous public offering or under our DRIP.

When our shares are sold at a price per share below the then-current estimated value per share, the resulting increase in the number of outstanding shares is not accompanied by a proportionate increase in our net assets per share. As a result, any sale of shares at a price below the then-current estimated per share value results in an immediate dilution to existing stockholders who purchased shares. This dilution is on top of the additional dilution caused by the selling commission, dealer manager fee and other offering expenses. This dilution results in a reduction in the estimated per share value of outstanding shares as a result of the issuance of shares at a price below the then-current estimated per share value and a proportionately greater decrease in existing stockholders’ interest in our earnings and assets.

Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on our operations.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our reputation and operating results could be harmed. During the quarter ended June 30, 2012, we identified a significant deficiency in our internal control over financial reporting related to certain prepayments of acquisition fees and financing fees to our advisor prior to the closing of the transaction. In each case, the fees were ultimately earned by the advisor. We have developed additional controls and procedures to remediate this significant deficiency and will further develop additional controls and procedures if necessary. However, those changes may not be successful and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to maintain effective internal controls over financial reporting, we may not be able to provide reliable financial reports, which, in turn could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could limit our ability to access the capital markets and require us to incur additional costs to improve our internal control systems and procedures.

Please also see the risks discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A of our Quarterly Reports on Form 10-Q for the periods ended March 31, 2012 and June 30, 2012.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975) registering a public offering of up to 100,000,000 shares of common stock in our primary offering and 10,526,316 shares of common stock under our DRIP, was declared effective under the Securities Act. We are offering 100,000,000 shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10.00 per share, with discounts available to certain categories of purchasers. The 10,526,316 shares offered under our DRIP are initially being offered at an aggregate offering price of $9.50 per share. On June 15, 2012 we filed a registration statement to register up to $900,000,000 of shares of our common stock in a follow-on public offering. We will offer shares in our current offering until the earlier of the date the SEC declares the registration statement for our follow-on offering effective or February 4, 2013. In many states, we will need to renew our registration statement or file a new registration statement to continue our offering for these periods. We may terminate our offering at any time. We may sell shares under the DRIP beyond the termination of our primary offering until we have sold all the shares of our common stock under the DRIP.

From the commencement of our ongoing initial public offering through September 30, 2012, we had accepted investors’ subscriptions for and issued 10,740,178 shares of common stock, net of redemptions, in our ongoing initial public offering including 289,105 shares of common stock issued under the DRIP for total offering proceeds of approximately $106,194,140.

As of September 30, 2012, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below. The dealer manager re-allowed all of the selling commissions and a portion of the dealer manager fees to participating broker dealers.

	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$9,838,000	Actual
Other underwriting compensation	-	Actual
Organization and offering costs	4,074,000	Actual
Total	$13,912,000

We expect to use substantially all of the net proceeds from our ongoing initial public offering to invest in and manage a diverse portfolio of real estate and real estate-related investments. We may use the net proceeds from the sale of shares under our DRIP for general corporate purposes, including, but not limited to, the redemption of shares under our share redemption program, capital expenditures, tenant improvement costs and other funding obligations. As of September 30, 2012, we have used the net proceeds from our ongoing primary public offering and debt financing to invest $258,686,000 in 20 multi-tenant and single tenant properties, including $10,291,000 of transaction expenses.

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

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemptions Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

During the nine months ended September 30, 2012, we redeemed 26,094 shares of our common stock pursuant to our share redemption program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid Per Share	Approximate Dollar Value of Shares that May Yet Be Redeemed
January 1, 2012 - January 31, 2012	17,649	$9.27	(1)
February 1, 2012 - February 29, 2012	-	-	(1)
March 1, 2012 - March 30, 2012	-	-	(1)
April 1, 2012 - April 30, 2012	1,050	9.50	(1)
May 1, 2012 - May 31, 2012	320	8.59	(1)
June 1, 2012 - June 30, 2012	54	9.25	(1)
July 1, 2012 - July 31, 2012	7021	9.40	(1)
August 1, 2012 - August 31, 2012	-	-	(1)
September 1, 2012 - September 30, 2012	-	-	(1)
Total	26,094	$9.30

(1)	We limit the number of shares of our common stock that may be redeemed pursuant to our share redemption program as set forth above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

(a)	None.
(b)	None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

(a)	None.
(b)	There are no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNP Strategic Retail Trust, Inc.

Date: November 14, 2012	By:	/s/ Anthony W. Thompson
Anthony W. Thompson
Chairman of the Board, President and Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 14, 2012	By:	/s/ K. Timothy O’Brien
K. Timothy O’Brien
Co-Chief Executive Officer (Co-Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Dee R. Balch
Dee R. Balch
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix C to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix D to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

10.1	Amendment No. 4 to the Amended and Restated Advisory Agreement, dated as of August 2, 2012, by and among TNP Strategic Retail Trust, Inc, TNP Strategic Retail Operating Partnership, LP, and TNP Strategic Retail Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 2, 2012)

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Co-Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Co-Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.