Form 10-K
period 2012-12-31
TNP Strategic Retail Trust, Inc.
filed 2013-04-01
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to            .

Commission file number 000-54376

TNP STRATEGIC RETAIL TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	90-0413866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, Suite 1100 Newport Beach, California	92660
(Address of principal executive offices)	(Zip Code)

(949) 798-6201

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No   ☒

There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. There were approximately 10,430,623 shares of common stock held by non-affiliates at June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 22, 2013, there were 10,969,714 outstanding shares of common stock of TNP Strategic Retail Trust, Inc.

Documents Incorporated by Reference:

Part III of this Form 10-K incorporates by reference (solely to the extent explicitly indicated) from the TNP Strategic Retail Trust, Inc. Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history, which makes our future performance difficult to predict.

•	Some of our executive officers, one of our directors and certain other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other programs managed by affiliates of our advisor and conflicts in allocating time among us and these other programs and investors.

•	Fees paid to our advisor in connection with transactions involving the origination, acquisition, refinancing and management of our investments are based on the cost of the investment, not on the quality of the investment or services rendered to us. This arrangement could influence our advisor to recommend riskier transactions to us.

•	Because investment opportunities that are suitable for us may also be suitable for other programs managed by affiliates of our advisor, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	We pay substantial fees to and reimburse the expenses of our advisor and its affiliates. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.

•	Our initial public offering has terminated and we are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real properties or other real estate-related assets, fund or expand our operations and pay distributions our stockholders will be adversely affected.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service and our ability to pay distributions to our stockholders.

•	Our current and future investments in real estate and other real estate related investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

i

•	Continued disruptions in the financial markets, changes in the availability of capital, uncertain economic conditions or changes in the real estate market could adversely affect the value of our investments.

•	Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indices. Increases in the indices could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	Under our advisory agreement, our advisor has been directed to ensure that we maintain a cash reserve of $4.0 million at all times. As a result of the significant cash requirement in completing the acquisition of Lahaina Gateway and the cash required by the lender following the Lahaina Gateway acquisition for a manditory principal repayment and the establishment of cash reserves, our cash position has fallen to less than $4.0 million and is likely to fall further and remain below our $4.0 million target until we find other sources of cash, such as from borrowings, sales of assets or sales of equity capital. Any delay in securing additional debt or equity capital could adversely affect our ability to pay distributions or to meet our obligations as they become due.

•	We are engaged in negotiations to replace our current advisor. It may be very difficult to transition to a new advisor (which would require the consent of some of our significant lenders). If we are unable to successfully transition to a replacement advisor, such failure would result in a substantial disruption to our business and would adversely affect the value of an investment in us. Even if we were successful, such efforts would involve significant disruption to our business, which may adversely affect the value of your investment in us.

•	Due to short-term liquidity issues and defaults under certain of our loan agreements, we have suspended our share redemption program, including redemptions upon death and disability, indefinitely.

•	We are currently in default under our revolving credit facility with KeyBank National Association and are in the process of finalizing a forebearance agreement with KeyBank which accelerates the maturity date of our outstanding indebtedness under the credit facility and places limitations on our ability to incur additional indebtedness.

•	Legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs) or changes to generally accepted accounting principles, or GAAP, could adversely affect our operations and the value of an investment in us.

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

ii

PART I

ITEM 1. BUSINESS

Overview

TNP Strategic Retail Trust, Inc. is a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income producing retail properties, located primarily in the Western United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 2009. As used herein, the terms “we,” “our” and “us” refer to TNP Strategic Retail Trust, Inc., and, as required by context, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership, which we refer to as our “operating partnership,” and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner.

On November 4, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or SEC, for our initial public offering of up to $1,000,000,000 in shares of our common stock to the public at $10.00 per share in our primary offering and up to $100,000,000 shares of our common stock to our stockholders at $9.50 per share pursuant to our distribution reinvestment plan. On August 7, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. On February 7, 2013, we terminated our initial public offering and ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. As of December 31, 2012, we had accepted subscriptions for, and issued, 10,893,227 shares of our common stock in our initial public offering (net of share redemptions), including 365,242 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $107,609,000. From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, we accepted subscriptions for, and issued, 10,969,714 shares of our common stock (net of share redemptions), including 391,182 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $108,357,000. TNP Securities, LLC, an affiliate of our advisor, served as dealer manager for our initial public offering. We refer to TNP Securities, LLC as “TNP Securities” or our “dealer manager.”

As of December 31, 2012, we had redeemed 160,409 shares pursuant to our share redemption program for an aggregate redemption amount of approximately $1,604,000. Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. For more information regarding our share redemption program, see Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer of Equity Securities—Share Redemption Program.”

On June 15, 2012, we filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $900,000,000 in shares of our common stock. However, we subsequently determined not to proceed with our contemplated follow-on public offering and on March 1, 2013 we requested that the SEC withdraw the registration statement for our contemplated follow-on public offering, effective immediately. We currently do not expect to commence a follow-on offering.

Subject to certain restrictions and limitations, our business is currently managed by TNP Strategic Retail Advisor, LLC, our external advisor, pursuant to an advisory agreement. We refer to TNP Strategic Retail Advisor, LLC as our “advisor.” Our advisor and TNP Property Manager, LLC, which we refer to as our “property manager,” manage our operations and our portfolio of real estate and real estate-related assets. Our advisor and property manager are affiliates of our sponsor, Thompson National Properties, LLC. Our advisor and property manager depend on the capital from our sponsor and fees and other compensation that they receive from us in connection with the purchase, management and sale of our assets to conduct their operations.

Our sponsor has a limited operating history and, since its inception, has operated at a significant net loss. In addition, our sponsor and its subsidiaries also have substantial secured and unsecured debt obligations coming due in the next several years. As a result of our sponsor’s financial condition, our board of directors is actively negotiating with Glenborough, LLC and its affiliates, which we refer to herein as “Glenborough,” to replace our current advisor. Glenborough is a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of high quality commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry. Our board of directors is engaged in ongoing negotiations regarding the transition to Glenborough as our external advisor and the termination of our current advisory agreement and the property management agreements with respect to our properties. However, any change to our advisor or our property manager will require the consent of a number of our significant lenders, which we are still in the process of negotiating. We can give no assurance that we will be able to secure such lender consents or come to terms with Glenborough with respect to the transition. In December 2012, we entered into a consulting agreement with Glenborough to assist us through the advisor change process. Pursuant to the consulting agreement, we pay Glenborough a monthly consulting fee of $75,000 and reimburse Glenborough for its reasonable out-of-pocket expenses. The consulting agreement is terminable by either party upon 10 business days’ written notice.

Our office is located at 4695 MacArthur Court, Suite 1100, Newport Beach, California 92660, and our main telephone number is (949) 798-6201.

Investment Objectives

Our investment objectives are to:

•	preserve, protect and return stockholders’ capital contributions;

•	pay predictable and sustainable cash distributions to stockholders; and

•	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Business Strategy

On February 7, 2013, as a result of the expiration of our initial public offering, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. Additionally, on March 1, 2013, we filed an application with the SEC to withdraw our registration statement on Form S-11 for our contemplated follow-on public offering of our common stock. Prior to the termination of our initial public offering, we funded our investments in real properties and other real-estate related assets primarily with the proceeds from our initial public offering and debt financing. Following the termination of our initial public offering, we intend to fund our future cash needs, including any future investments, with debt financing, cash from operations, proceeds to us from asset sales and the proceeds from any offerings of our securities we conduct in the future. As a result of the termination of our public offering and the resulting decrease in our capital resources, we expect our investment activity to be reduced until we are able to engage in an offering of our securities or are able to identify other significant sources of financing.

To the extent we acquire additional real estate investments in the future, we intend to continue to focus on investments in income-producing retail properties, primarily located in large metropolitan areas in the Western United States, including neighborhood, community, power and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties, with a focus on properties located in or near residential areas that have, or have the ability to attract, strong anchor tenants. In addition to direct investments in retail properties, we also may originate or acquire real estate-related loans that meet our underlying criteria for direct investment. The specific number and mix of real estate-related loans in which we invest will depend upon real estate market conditions, particularly with respect to retail properties, other circumstances existing at the time we are investing, and compliance with the terms of certain agreements, including, without limitation, our revolving credit facility with KeyBank National Association, or KeyBank, which contains certain restrictions on our investments. We may also invest in other real estate assets or real estate related assets that we believe meet our investment objectives.

Investment Portfolio

As of December 31, 2012, our portfolio included the 21 properties listed below (20 real estate investments and one property held for sale at December 31, 2012), which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 2,210,000 square feet of single and multi-tenant commercial retail space located in 14 states, which we purchased for an aggregate purchase price of approximately $289,686,000.

Property Name	Location

Moreno Marketplace	Moreno Valley, California
Waianae Mall(1)	Honolulu, Hawaii
Northgate Plaza	Tucson, Arizona
San Jacinto Esplanade	San Jacinto, California
Craig Promenade	Las Vegas, Nevada
Pinehurst Square East	Bismarck, North Dakota
Cochran Bypass	Chester, South Carolina
Topaz Marketplace	Hesperia, California
Osceola Village	Kissimmee, Florida
Constitution Trail	Normal, Illinois
Summit Point Shopping Center	Fayetteville, Georgia
Morningside Marketplace	Fontana, California
Woodland West Marketplace	Arlington, Texas
Ensenada Square	Arlington, Texas
Shops at Turkey Creek	Knoxville, Tennessee
Aurora Commons	Aurora, Ohio
Florissant Marketplace	Florissant, Missouri
Willow Run Shopping Center	Westminster, Colorado
Bloomingdale Hills	Riverview, Florida
Visalia Marketplace	Visalia, California
Lahaina Gateway	Lahaina, Hawaii

(1) The Waianae Mall property was sold to an unaffiliated buyer on January 22, 2013.

See Item 2, “Properties” for additional information on our portfolio.

Borrowing Policies

We use, and may continue to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, real estate-related loans, and other real estate related assets. Our long-term targeted property portfolio debt level is 50% of the fair market value of our assets. We have borrowed in the past, and may borrow in the future, in excess of our long-term targeted debt level. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of our indebtedness. If we do not obtain loans on our properties, however, our ability to acquire additional properties will be restricted. As of December 31, 2012, our aggregate outstanding indebtedness totaled approximately $210,148,000 (including debt related to Waianae Mall which is classified as held for sale as of December 31, 2012), or 69.7% of the book value of our total assets.

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2012, our borrowings exceeded 300% of the value of our net assets due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at December 31, 2012, the excess over the borrowing limitation has been approved by our independent directors. As of December 31, 2011, our borrowings exceeded the 300% limit due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at December 31, 2011, this excess borrowing has been approved by our independent directors.

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

Our charter restricts us from obtaining loans from any of our directors, our advisor and any of our affiliates unless such loan is approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

On January 14, 2013, we received a letter of default from DOF IV REIT Holdings, LLC, or DOF, in connection with the Guaranty of Recourse Obligations dated as of November 9, 2012 by us and Anthony W. Thompson, our Chairman and Co-Chief Executive Officer, for the benefit of DOF, pursuant to which we and Mr. Thompson guaranteed the obligations of TNP SRT Lahaina Gateway, LLC, or TNP SRT Lahaina, an indirect subsidiary of our operating partnership, under the loan from DOF to TNP SRT Lahaina in the aggregate principal amount of $29,000,000, which we refer to as the “Lahaina loan.” The letter of default from DOF stated that two events of default existed under the Lahaina loan as a result of the failure of TNP SRT Lahaina to (1) pay a deposit into a rollover account, and (2) pay two mandatory principal payments. DOF requested payment of the missed deposit into the rollover account, the two overdue mandatory principal payments, and late payment charges and default interest in the aggregate amount of $1,280,516 by January 18, 2013. On January 22, 2013, we used a portion of the proceeds from our sale of the Waianae Mall in Waianae, Hawaii to pay the entire amount requested by DOF, which we believe cured the events of default under the Lahaina loan.

In January 2013, we became aware of a number of events of default under the KeyBank credit facility relating to our failure to use the net proceeds from our sale of our shares in our public offering and the sale of our assets to repay our borrowings under the KeyBank credit facility and our failure to satisfy certain financial covenants under the KeyBank credit facility, which we collectively refer to as the “existing events of default.” Due to the existing events of default, which have not been cured or waived by KeyBank or the other lenders, KeyBank and the other lenders became entitled to exercise all of their rights and remedies under the KeyBank credit facility and applicable law. We, our operating partnership, certain subsidiaries of our operating partnership which are borrowers under the KeyBank credit facility and KeyBank are in the process of finalizing a forbearance agreement which will amend the terms of the KeyBank credit facility and provide for certain additional agreements with respect to the existing events of default. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 (Notes Payable) to our consolidated financial statements included in this Annual Report for additional information on the terms of the forbearance agreement and our outstanding indebtedness.

Economic Dependency

Our advisor and its affiliates currently provide certain services to us pursuant to the advisory agreement and the property management agreements with respect to our properties, including services related to the management of the daily operations of our investment portfolio and certain general and administrative responsibilities. These services are currently relatively limited due to the fact that we are not currently actively engaged in acquisitions and we have hired a number of employees of our own. As disclosed above, we are currently engaged in negotiations to replace our advisor with Glenborough. In the event that we are successful in transitioning to Glenborough as our external advisor and property manager, we will become dependent upon Glenborough and its affiliates to provide similar services to us pursuant to an advisory agreement and property management agreements. In the event that our advisor, or Glenborough or any other successor advisor, is unable to provide the respective services, we will be required to obtain such services from other sources.

Competitive Market Factors

To the extent that we acquire additional real estate investments in the future, we will be subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities, including other REITs, other real estate limited partnerships, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Some of our competitors may have substantially greater financial and other resources than we have and may have substantially more operating experience than us. Additionally, since 2009, disruptions and dislocations in the credit markets materially impacted the cost and availability of debt to finance real estate acquisitions. More recently, debt financing has become easier to obtain. However, there is no guarantee this trend will continue or that we will be able to obtain financing on favorable terms, if at all. Lack of available financing could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do.

Tax Status

We elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, beginning with the taxable year ended December 31, 2009. We believe we are organized and operate in such a manner as to qualify for taxation as a REIT under the Internal Revenue Code, and we intend to continue to operate in such a manner, but no assurance can be given that we will operate in a manner so as to qualify or remain qualified as a REIT. As a REIT, we generally are not subject to federal income tax on our taxable income that is currently distributed to our stockholders, provided that distributions to our stockholders equal at least 90% of our taxable income, subject to certain adjustments. If we fail to qualify as a REIT in any taxable year without the benefit of certain relief provisions, we will be subject to federal income taxes on our taxable income at regular corporate income tax rates. We may also be subject to certain state or local income taxes, or franchise taxes.

Environmental Matters

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations, relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal.

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on a real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures or may impose material environmental liability. Additionally, tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.

We do not believe that compliance with existing environmental laws will have a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

As of December 31, 2012, we had six employees, all of whom are former employees of our advisor. Effective November 3, 2012, we entered into an employment arrangement with Dee R. Balch, our Chief Financial Officer, Treasurer and Secretary. Prior to November 3, 2012, Ms. Balch was employed by our advisor and compensated by our advisor for her services as our Chief Financial Officer, Treasurer and Secretary.

In addition, certain employees of our advisor or its affiliates provide acquisition, advisory and certain administrative services for us.

Financial Information About Segments

Our current business consists of owning, managing, operating, leasing, acquiring, developing, investing in, and disposing of real estate assets. We internally evaluate all of our real estate assets as one industry segment, and, accordingly, we do not report segment information.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, as a result, file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information we file electronically with the SEC. Access to these filings is free of charge on the SEC’s website as well as on our website (www.tnpsrtreit.com).

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

We may be forced to find another advisor or property manager (or become self-managed) if the financial health of our sponsor does not improve significantly. Even if we could find substitute service providers or become self-managed, such changes would disrupt our business and could cause the value of your investment in us to decline.

TNP Strategic Retail Advisor, LLC, our advisor, and TNP Property Manager, LLC, our property manager, assist us in managing our operations and our portfolio of real estate and real estate-related assets. Our advisor and property manager depend on the capital from our sponsor and fees and other compensation that they receive from us in connection with the purchase, management and sale of assets to conduct their operations. Our sponsor has a limited operating history and, since inception, has operated at a significant net loss. Our sponsor and its subsidiaries also have substantial secured and unsecured debt obligations coming due in the next several years. During 2012, three programs sponsored by our sponsor failed to make interest payments on their privately issued notes. In April and May 2012, each of TNP 2008 Participating Notes Program, LLC and TNP Profit Participation Program, LLC failed to timely make monthly interest payments to investors (such payments were subsequently made in May and June 2012, respectively). If these programs (each of which is a subsidiary of our sponsor) continue to fail to timely make the required payments to investors, the programs may be in default pursuant to the terms of such programs and the payment of the outstanding indebtedness on these programs may be accelerated. In addition, during 2012, TNP 12% Notes Program, LLC defaulted on its notes program and suspended all interest payments to investors. However, effective November 7, 2012, the majority of the TNP 12% Notes Program, LLC note holders affirmatively voted to waive any prior defaults and modify certain terms of the notes, including a significant reduction in the interest rate and an extension of the maturity date until June 2016. These programs are subsidiaries of our sponsor, and the proceeds of such borrowings were used, in part, to fund our sponsor’s operations. The audit committee of our board of directors recently engaged an independent financial advisor to evaluate the financial health of our sponsor. We estimated that our sponsor’s liabilities exceeded its assets by approximately $45 million as of September 30, 2012 (the latest available financial information) and that, as the date of this annual report, our sponsor has a negative working capital position.

If our sponsor is unable to both negotiate a modification to its debt obligations and improve its financial performance, the ability of our advisor and our property manager to perform their duties to us could be compromised. Moreover, attending to these adverse conditions could require a significant amount of time on the part of our advisor and its affiliates, thereby decreasing the amount of time they spend actively managing our investments. We believe that there is a significant risk that our sponsor’s financial condition could prompt us to seek alternative service providers or become self-managed. It may be very difficult to engage alternative service providers (which would require the consent of some of our significant lenders and certain regulatory approvals) or become self-managed. If we determine that we need to seek alternative service providers or become self-managed and are unable to successfully do so, such failure would result in a substantial disruption to our business and would adversely affect the value of an investment in us. Even if we were successful in doing so, such efforts would involve significant disruption to our business, which may adversely affect the value of your investment in us.

We are actively negotiating with a new advisor and negotiating a termination of the advisory agreement with our advisor. If we change advisors, such changes would disrupt our business and could cause the value of your investment in us to decline.

We are actively negotiating with Glenborough to become our advisor and take over property management of our properties. We are also negotiating a termination of the advisory agreement and the property management agreement with our advisor. Changes to our advisor and property manager may cause disruption with our operations and may impact our results. Payments to our existing advisor relating to the termination of the advisory agreement and property management agreement could adversely impact our liquidity and/or operations.

Many of our debt obligations will need to be modified to provide for a change in advisor and property manager. If we are unable to negotiate a modification to our debt obligations our ability to change advisor and property manager without greater disruption would be compromised. We may also not be successful in negotiating a new advisory agreement and/or property management agreements with Glenborough. If we are unable to reach agreement with a successor advisor and/or property manager, such failure would likely result in a substantial disruption to our business and would likely adversely affect the value of an investment in us. Even if we were successful in transitioning to a new advisor and property manager, such efforts are causing a significant disruption to our business, which may adversely affect the value of your investment in us.

We raised substantially less than 50% of the maximum amount we sought to raise in our initial public offering, which terminated on February 7, 2013. As a result, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of your investment to vary more widely with the performance of specific assets, and our general and administrative expenses are likely to constitute a greater percentage of our revenue. Our inability to raise greater proceeds in our completed initial public offering, therefore, could increase the risk that you will lose money on your investment.

Our initial public offering terminated on February 7, 2013. Our initial public offering was made on a “best efforts” basis, whereby the brokers participating in the offering had no firm commitment to purchase any shares. The proceeds we raised in our initial public offering were lower than our sponsor and dealer manager originally expected. As a result, we have not been able to make the number of investments than originally intended, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located, the industries in which our tenants operate and the length of lease terms with our tenants. In addition, we will be limited in the number of investments we are able to make in the future. Finally, adverse developments with respect to a single property, a geographic region, a small number of tenants, a tenant industry or rental rates when we renew or release a property may have a greater adverse impact than they otherwise would.

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

Our board of directors determined an estimated per share value of $10.60 for our shares of common stock as of November 9, 2012. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.

On November 9, 2012, our board of directors determined an estimated per share value of $10.60 for our common stock as of November 9, 2012. We did not, however, change the price per share in our initial public offering, under our distribution reinvestment program or under our share redemption program, except in the case of redemptions upon the death or disability of a stockholder, in which case we will use the higher of the most recently determined estimated share value and the purchase price paid. We disclose in our filings with the SEC the methodology used to determine the estimated value per share and numerous limitations related to the estimated value per share. Please see our Current Report on Form 8-K filed with the SEC on November 13, 2012 for a detailed description of the estimated share valuation methodology and limitations.

Our board of directors’ objective in determining the estimated per share value was to arrive at a value, based on the most recent data available, that it believed was reasonable based on methodologies that it deemed appropriate after consultation with our advisor and after reviewing, among other factors, appraisal reports of our properties prepared by third parties. However, the market for commercial real estate can fluctuate quickly and substantially and values are expected to change in the future and may decrease. Also, our board of directors did not consider certain other factors, such as a liquidity discount.

As with any valuation methodology, the methodologies used to determine the estimated value per share were based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive a different estimated value per share, which could be significantly different from the estimated value per share determined by our board of directors. The estimated value per share does not represent the fair value of our assets less liabilities in accordance with U.S. GAAP. The estimated value per share is not a representation or indication that: a stockholder would be able to realize the estimated share value if he or she attempts to sell shares; a stockholder would ultimately realize distributions per share equal to the estimated value per share upon liquidation of assets and settlement of our liabilities or upon a sale of our company; shares of our common stock would trade at the estimated value per share on a national securities exchange; a third party would offer the estimated value per share in an arms-length transaction to purchase all or substantially all of our shares of common stock; or the methodologies used to estimate the value per share would be acceptable to the Financial Industry Regulatory Authority, Inc., or FINRA, or under the Employee Retirement Income Security Act, or ERISA, with respect to their respective requirements. Our board of directors believes that certain events subsequent to the determination of the estimated per share value may have an adverse impact on the estimated value per share. As a result, stockholders should not rely on the historical estimated value per share as being an accurate measure of the current value of our shares of common stock.

Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on our operations.

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our reputation and operating results could be harmed. During the quarter ended June 30, 2012, we identified a significant deficiency in our internal control over financial reporting related to our making certain prepayments of acquisition fees and financing fees to our advisor prior to the closing of the transaction. In each case, the fees were ultimately earned by the advisor. We have taken steps to develop additional controls and procedures to remediate this significant deficiency including: (a) an appointment of a new Chief Financial Officer who is independent from the advisor and has no involvement with the advisor’s affairs; (b) dual approval for payments of non-operating expenditures including payments to advisor for transactions, for which one of the approvers must be an independent director; and (c) the formation of a special committee of the board of directors comprised entirely of our independent directors. The special committee has the maximum power delegable to a committee of the board of directors under Maryland law and has the authority to (1) engage its own financial and legal advisors; (2) execute, deliver and file or to cause to be executed, delivered and filed all agreements, documents and instruments in our name and on our behalf as the special committee may deem necessary, convenient or appropriate; (3) expend money on our behalf; and (4) to the maximum extent permitted by applicable law, keep private from our board of directors and our officers the minutes of its meetings and other matters. However, the foregoing changes may not be successful, and we may be unable to maintain adequate controls over our financial processes and reporting in the future, including compliance with the obligations under Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to maintain effective internal controls over financial reporting we may not be able to provide reliable financial reports, which, in turn could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could limit our ability to access the capital markets and require us to incur additional costs to improve our internal control systems and procedures.

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

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted a share redemption program but it is limited in terms of the amount of shares that may be purchased each quarter, and effective as of January 15, 2013 we have suspended our share redemption program indefinitely. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should be prepared to hold your shares for an indefinite length of time.

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

From August 2009 to December 2012, our board of directors declared monthly cash distributions of $0.05833 per share of common stock, which represents an annualized distribution of $0.70 per share if paid each day over a 365-day period. Effective January 15, 2013, we announced that we will no longer be making monthly distributions. Quarterly distributions will be considered by our board of directors for 2013. As of March 19, 2013, we announced that we will not be making a quarterly distribution for the quarter ended March 31, 2013. There is no guarantee that we will resume paying distributions in the short term or at all, or that we will resume paying distributions at the previous rate.

The actual amount and timing of any future distributions will be determined by our board of directors and typically will depend upon, among other things, the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Our long-term strategy is to fund the payment of monthly distributions to our stockholders entirely from our funds from operations. However, during the early stages of our operations and until our financial condition improves substantially (if ever), we may need to borrow funds, request that our advisor, in its discretion, defer its receipt of fees and reimbursement of expenses or utilize offering proceeds in order to make cash distributions. All of our cash distributions since our inception have been made from proceeds from our initial public offering. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations.

To the extent that we are unable to consistently fund distributions to our stockholders entirely from our funds from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event will likely be reduced. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return of capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions. In addition, to the extent we make distributions to stockholders with sources other than funds from operations, the amount of cash that is distributed from such sources will limit the amount of investments that we can make, which will in turn negatively impact our ability to achieve our investment objectives and limit our ability to make future distributions.

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

Because a portion of the offering price from the sale of our shares in our now completed initial public offering has been and will continue to be used to pay expenses and fees, the full offering price paid by stockholders will not be invested in real properties and other real estate-related assets. As a result, stockholders will only receive a full return of their invested capital if either (1) we sell our assets or our company for a sufficient amount in excess of the original purchase price of our assets or (2) the market value of our company after we list our shares of common stock on a national securities exchange is substantially in excess of the original purchase price of our assets.

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

If we internalize our management functions, we could have difficulty integrating these functions as a stand-alone entity. Currently, our advisor and its affiliates perform asset management and certain general and administrative functions. These personnel have substantial know-how and experience which provides us with economies of scale. We may fail to properly identify the appropriate mix of personnel and capital needs to operate as a stand-alone entity. An inability to manage an internalization transaction effectively could thus result in our incurring excess costs and suffering potential deficiencies in our disclosure controls and procedures or our internal control over financial reporting. Such deficiencies could cause us to incur additional costs, and our management’s attention could be diverted from most effectively managing our real properties and other real estate-related assets.

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

Due to liquidity issues and defaults under certain of our loan agreements, effective January 15, 2013, we suspended our share redemption program, including with respect to redemptions upon death and disability. We intend to revisit our capacity to resume share redemptions after transitioning to a new advisor and addressing our liquidity issues. However, there is no guarantee that we will resume share redemptions in the short term or at all. Our ability to resume share redemptions will be determined by our board of directors based upon our liquidity and cash needs.

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

Changes in the composition of our board of directors could constitute events of default under certain of our loan agreements.

In November 2012, we financed the acquisition of the Lahaina Gateway with a loan from DOF IV REIT Holdings, LLC, or the Lahaina lender. The loan agreement with the Lahaina lender provides that changes in the composition of our board of directors without the Lahaina lender’s prior consent will constitute an event of default under the loan agreement. As a result, we may not be able to change the composition of our board of directors without risking a default under the loan agreement if the Lahaina lender does not consent to such changes. These provisions may limit our ability to change the composition of our board even if such changes may be in the best interests of our company and our stockholders.

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

We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real properties or other real estate-related assets, fund or expand our operations and pay distributions to our stockholders will be adversely affected.

The net proceeds from our initial public offering, which was terminated on February 7, 2013, have been used primarily to fund our investment in real properties and other real estate-related assets, for payment of operating expenses, for payment of various fees and expenses such as acquisition fees and management fees and for payment of our distributions to our stockholders. Proceeds from our public offering are no longer available as a source of funding for our capital needs and as discussed below, our cash and cash equivalents are currently limited. In addition, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our investments or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real properties and other real estate-related assets, to expand our operations and make distributions to our stockholders will be adversely affected.

On August 2, 2012, we, our operating partnership and our advisor entered into an amendment to our advisory agreement, effective as of August 7, 2012, which, among other things, establishes a requirement that we maintain at all times a cash reserve of at least $4.0 million and provides that our advisor may deploy any cash proceeds in excess of the cash reserve for our business pursuant to the terms of the advisory agreement. As a result of the significant cash requirement in completing the acquisition of Lahaina Gateway and the cash required by the lender following the acquisition for a mandatory principal repayment and the establishment of cash reserves, our cash position has fallen to less than $4.0 million and is likely to fall further and remain below our $4.0 million target until we find other sources of cash, such as from borrowings, sales of assets or sales of equity capital. Any delay in securing additional debt or equity capital could adversely affect our ability to declare additional distributions or to meet our obligations as they become due.

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

Our stockholders do not have preemptive rights to any shares issued by us in the future. We may issue, without stockholder approval, preferred stock or other classes of common stock with rights that could dilute the value of your shares of common stock. However, the issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. In some instances, the issuance of preferred stock or other classes of common stock would increase the number of stockholders entitled to distributions without simultaneously increasing the size of our asset base.

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

Neither we, nor our operating partnership, nor any of our subsidiaries intend to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. As of the date of this Annual Report, we, through our subsidiaries, own twenty commercial retail, single and multi-tenant properties. In order for us not to be subject to regulation under the Investment Company Act, we engage, through our operating partnership and subsidiaries, primarily in the business of buying real estate, and these investments must be made within a year of the termination of our initial public offering, which occurred on February 7, 2013. If we are unable to invest a significant portion of the proceeds of our initial public offering in properties within one year of the termination of our initial public offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower your returns.

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

Our advisor and its affiliates, including certain of our officers and one of our directors, face conflicts of interest caused by compensation arrangements with us and other affiliates, which could result in actions that are not in the best interests of our stockholders.

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

Some of our officers are officers and employees of our sponsor, our advisor and other affiliated entities which receive fees in connection with our operations. Anthony W. Thompson is our Chairman of the Board, Co-Chief Executive Officer and President and also serves as the Chief Executive Officer of our sponsor. Mr. Thompson controls our sponsor and indirectly controls our advisor and dealer manager. Certain of our officers also own an economic interest in TNP SRT Management, LLC, which owns a 25% interest in our advisor. The ownership interest in our advisor and sponsor by certain of our officers may create conflicts of interest and cause us not to be managed solely in the best interests of our stockholders.

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

The fees we pay to affiliates in connection with the acquisition and management of our investments were not determined on an arm’s-length basis; therefore, we do not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

The fees paid to our advisor and our property manager and other affiliates for services they provide for us were not determined on an arm’s-length basis. As a result, the fees have been determined without the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties and may be in excess of amounts that we would otherwise pay to third parties for such services.

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

As of December 31, 2012, we owned 21 properties, each of which is a retail center and the majority of which have multiple tenants. The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.

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

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an “anchor tenant,” may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events at one of our properties or any retail property we may acquire in the future would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant at one of our properties or any retail property we may acquire in the future could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer of a lease to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease vacated space at one of our properties or any retail property we may acquire in the future to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

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

As part of our investment strategy, we may invest in real estate-related loans, real estate-related debt securities and other real estate-related investments. The returns available to investors in these investments are determined by: (1) the supply and demand for such investments and (2) the existence of a market for such investments, which includes the ability to sell or finance such investments. During periods of volatility, the number of investors participating in the market may change at an accelerated pace. As liquidity or “demand” increases, the returns available to investors will decrease. Conversely, a lack of liquidity will cause the returns available to investors to increase. In recent years, concerns pertaining to the deterioration of credit in the residential mortgage market have expanded to almost all areas of the debt capital markets including corporate bonds, asset-backed securities and commercial real estate mortgages and loans. Future instability may interfere with the successful implementation of our business strategy.

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

We may invest in commercial mortgage-backed securities, or CMBS, which are bonds which evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. Collateralized debt obligations, or CDOs, are a type of debt obligation that are backed by commercial real estate assets, such as CMBS, commercial mortgage loans, B-notes, or mezzanine paper. Accordingly, the mortgage backed securities we invest in are subject to all the risks of the underlying mortgage loans.

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

Risks Associated With Debt Financing

We are currently in default under our credit facility with KeyBank National Association.

On December 17, 2010, we entered into a credit agreement with KeyBank and certain other lenders, which we collectively refer to as the “lenders,” to establish a revolving credit facility, or the KeyBank credit facility. As of December 31, 2012, we had approximately $38,438,000 of outstanding indebtedness under the Key Bank credit facility. In January 2013, we became aware of a number of events of default under the KeyBank credit facility relating to our failure to use the net proceeds from our sale of our shares in our public offering and the sale of our assets to repay our borrowings under the KeyBank credit facility as required by the KeyBank credit facility and our failure to satisfy certain financial covenants under the KeyBank credit facility, which we collectively refer to as the “existing events of default.” Due to the existing events of default, which have not been cured or waived by KeyBank or the other lenders, KeyBank and the other lenders became entitled to exercise all of their rights and remedies as creditors under the KeyBank credit facility and applicable law. We, our operating partnership, certain subsidiaries of our operating partnership which are borrowers under the KeyBank credit facility, which we collectively refer to as the “borrowers,” and KeyBank, as lender and agent for the other lenders, are in the process of finalizing a forbearance agreement which will amend the terms of the the KeyBank credit facility and provide for certain additional agreements with respect to the existing events of default. Pursuant to the terms of the proposed forbearance agreement, KeyBank and the other lenders will agree to forbear the exercise of their rights and remedies with respect to the existing events of default until the earliest to occur of (1) July 31, 2013, (2) our default under or breach of any of the representations or covenants under the forbearance agreement or (3) the date any additional events of defaults (other than the existing events of default) under the KeyBank credit facility occurs or becomes known to KeyBank or any other lender, which we refer to as the “forbearance expiration date.” Upon the forbearance expiration date, all forbearances, deferrals and indulgences granted by the lenders pursuant to the forbearance agreement will automatically terminate. We expect to execute the forbearance agreement in April 2013; however, there is no guarantee that we will enter into the forbearance agreement on the terms currently contemplated, or at all.

In the event that we breach any term of the forbearance agreement or the KeyBank credit facility, KeyBank and the other lenders will be entitled to enforce, without further notice of any kind, any and all remedies available to them as creditors at law, in equity, or pursuant to the KeyBank credit facility or any other agreement. These remedies include, but are not limited to (1) declaring all amounts outstanding under the KeyBank credit facility immediately due and payable in full and (2) commencing actions to foreclose upon the lenders’ liens and security interests in the properties which secure our obligations under the KeyBank credit facility. If the lenders exercise any of their available remedies upon our breach of the forbearance agreement, our results of operations, financial condition and ability to acquire additional properties and other real estate-related assets and make distributions to our stockholders will be adversely affected.

Restrictions imposed by our loan agreements may limit our ability to execute our business strategy and increase the risk of default under our debt obligations.

We are a party to loan agreements that contain a variety of restrictive covenants. These covenants include requirements to maintain certain financial ratios, requirements to maintain compliance with applicable laws and regulations and significant restrictions on our ability (and the ability of our subsidiaries) to, among other things:

•	sell, transfer, mortgage, pledge or lease all or a portion of properties which secure our borrowings under the loan agreements;

•	dissolve, liquidate or consolidate or merge with or into any other business entity;

•	dispose of all or substantially all of our assets;

•	engage in any business activity not related to the ownership and operation of our properties or change the current use of our properties;

•	amend or terminate a material lease or any other material agreements related to ownership, management, development, use, operation, leasing, maintenance, repair or improvement of our properties;

•	change our name or entity structure;

•	forgive or release any claim or debt owed to us;

•	incur additional indebtedness or liens;

•	make capital expenditures and other investments; and

•	pay dividends or distributions (other than as is required to maintain our REIT status).

These covenants increase the risk that we will default under our loan agreements. As discussed above, we are currently in default under our credit facility with KeyBank as a result of our failure to comply with certain covenants. If an event of default occurs under any of our loan agreements, all amounts outstanding under those agreements could be declared immediately due and payable. If all or a portion of our debt were accelerated, we may not have access to sufficient funds or other assets to pay the amounts due. In addition, our default on indebtedness secured by our properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. Any acceleration of our outstanding indebtedness or foreclosure actions on our properties due to an event of default would adversely impact our financial condition and our ability to make distributions to our stockholders.

Disruptions in the financial markets and deteriorating economic conditions could also adversely affect our ability to secure debt financing on attractive terms and the values of investments we make.

The capital and credit markets experienced extreme volatility and disruption in recent years. Liquidity in the global credit market has been severely contracted by these market disruptions, making it costly to obtain new lines of credit or refinance existing debt. We have, and expect to continue to, finance our investments in part with debt. As a result of the recent turmoil in the credit markets, we may not be able to obtain debt financing on attractive terms or at all. If the current debt market environment persists, we may be required to modify our investment strategy in order to optimize our portfolio performance.

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2011, we exceeded the 300% limit due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at December 31, 2011, this excess borrowing has been approved by our independent directors. As of December 31, 2012, our aggregate borrowings exceeded 300% of the value of our net assets due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at December 31, 2012, the excess over the borrowing limitation has been approved by our independent directors. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

We made an election to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2009. Our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

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

To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our real estate investment income, determined without regard to the dividends paid deduction and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds or sell assets to fund these distributions. If we fund distributions through borrowings, then we will have to repay debt using money we could have otherwise used to acquire properties resulting in our ownership of fewer real estate assets. If we sell assets or use offering proceeds to pay distributions, we also will have fewer investments. Fewer investments may impact our ability to generate future cash flows from operations and, therefore, reduce your overall return. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We cannot guarantee that the Internal Revenue Service will not challenge our characterization of any sale-leaseback transactions. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

Sales of our properties at gains are potentially subject to the prohibited transaction tax, which could reduce the return on your investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we may be subject to a 100% tax on any gain realized on the sale or other disposition of any property (other than foreclosure property) we own, directly or through any subsidiary entity, including our operating partnership, but excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. We intend to avoid the 100% prohibited transaction tax by (1) conducting activities that may otherwise be considered prohibited transactions through a taxable REIT subsidiary, (2) conducting our operations in such a manner so that no sale or other disposition of an asset we own, directly or through any subsidiary other than a taxable REIT subsidiary, will be treated as a prohibited transaction, or (3) structuring certain dispositions of our properties to comply with certain safe harbors available under the Internal Revenue Code for properties held at least two years. However, no assurance can be given that any particular property will not be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. In the event the Internal Revenue Service challenges our treatment of any sale or disposition of property as not being a prohibited transaction and prevails, the 100% prohibited transaction tax could be assessed against the gain from such transaction which may be significant.

In certain circumstances, we may be subject to federal and state taxes as a REIT, which would reduce our cash available for distribution to you.

Even if we maintain our status as a REIT, we may be subject to federal and state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. In addition, our TRSs will be subject to federal income tax and applicable state and local taxes on their net income. Any federal or state taxes we pay will reduce our cash available for distribution to you.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•	part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt to acquire the common stock; and

•	part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10.0% of the outstanding voting securities of any one issuer or more than 10.0% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5.0% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer and no more than 20.0% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the federal income tax laws applicable to REITs. Additional changes to tax laws are likely to continue to occur in the future, and we cannot assure you that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in shares of our common stock. We urge you to consult with your own tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

The failure of a mezzanine loan to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

We may acquire mezzanine loans. If a mezzanine loan satisfies an Internal Revenue Service safe harbor, it will be treated as a real estate asset for purposes of the REIT asset tests and interest derived from the mezzanine loan will be treated as qualifying mortgage interest for purposes of the REIT 75% gross income test. Although Revenue Procedure 2003-65 provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We intend to make investments in loans that comply with the various requirements applicable to our qualification as a REIT. We may, however, acquire mezzanine loans that do not meet all of the requirements of this safe harbor. In the event we own a mezzanine loan that does not meet the safe harbor, the Internal Revenue Service could challenge such loan’s treatment as a real estate asset for purposes of the REIT asset tests and could challenge treatment of interest on such loan as qualifying income for purposes of the 75% gross income test, and, if such a challenge were sustained, we could fail to qualify as a REIT.

Non U.S. investors may be subject to U.S. federal income taxes on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled” REIT.

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on the gain recognized on such disposition. A non-U.S. stockholder generally would not be subject to U.S. federal income tax however, on gain from the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 5.0% of the value of our outstanding common stock.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. If the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated if we were unable to cure such failure.

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

ITEM  1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Property Portfolio

As of December 31, 2012, our portfolio included 21 retail properties (20 real estate investments and one property held for sale) comprising an aggregate of approximately 2,210,000 leasable square feet of commercial retail space located in 14 states. The total cost of our properties was approximately $289,686,000, exclusive of closing costs. As of December 31, 2012 and 2011 there was $210,327,000 and $112,395,000 of indebtedness on our properties, respectively. As of December 31, 2012 and 2011, approximately 86.7% and 81.4% of our portfolio was leased (based on rentable square footage), with an average remaining lease term of approximately 9.1 and 8.4 years, respectively.

As of December 31, 2012, we had invested in 21 retail properties (20 real estate investments and one property held for sale at December 31, 2012) and incurred debt with respect to such properties as set forth below:

Property Name	Location		Date Acquired		Debt (3)
		Square		Purchase
		Feet (1)		Price (2)
Real Estate Investments
Moreno Marketplace	Moreno Valley, California	78,321	11/19/2009	$ 12,500,000	$ 9,339,000
Northgate Plaza	Tucson, Arizona	103,492	7/6/2010	8,050,000	6,382,000
San Jacinto	San Jacinto, California	53,777	8/11/2010	7,088,000	3,914,000
Craig Promenade	Las Vegas, California	86,395	3/30/2011	12,800,000	7,061,000
Pinehurst Square	Bismarck, North Dakota	114,292	5/26/2011	15,000,000	10,290,000
Cochran Bypass	Chester, South Carolina	45,817	7/14/2011	2,585,000	1,583,000
Topaz Marketplace	Hesperia, California	50,319	9/23/2011	13,500,000	8,089,000
Osceola Village	Kissimee, Florida	116,645	10/11/2011	21,800,000	18,119,000
Constitution Trail	Normal, Illinois	199,139	10/21/2011	18,000,000	15,101,000
Summit Point	Lafayette, Georgia	111,970	12/21/2011	18,250,000	12,355,000
Morningside Marketplace	Fontana, California	76,923	1/9/2012	18,050,000	9,033,000
Woodland West Marketplace	Arlington, Texas	176,414	2/3/2012	13,950,000	10,108,000
Ensenada Square	Arlington, Texas	62,612	2/27/2012	5,025,000	3,133,000
Shops at Turkey Creek	Knoxville, Tennessee	16,324	3/12/2012	4,300,000	2,834,000
Aurora Commons	Aurora, Ohio	89,211	3/20/2012	7,000,000	4,550,000
Florissant Marketplace	Florissant, Missouri	146,257	5/16/2012	15,250,000	11,274,000
Willow Run Shopping Center	Westminster, Colorado	95,791	5/18/2012	11,550,000	8,662,000
Bloomingdale Hills	Riverview, Florida	78,442	6/18/2012	9,300,000	5,600,000
Visalia Marketplace	Visalia, California	200,794	6/25/2012	19,000,000	14,250,000
Lahaina Gateway	Lahaina, Hawaii	136,683	11/9/2012	31,000,000	28,900,000
		2,039,618		263,998,000	190,577,000
Property Held for Sale
Waianae Mall (4)	Oahu, Hawaii	170,275	6/4/2010	25,688,000	19,750,000
		2,209,893		$ 289,686,000	$ 210,327,000

(1)	Square feet includes improvements made on ground leases at the property.
(2)	The purchase price for Pinehurst Square East included the issuance of common units in our operating partnership to the sellers. The purchase price for Summit Point included the issuance of preferred membership interests in the entity that indirectly owns the property.
(3)	Debt represents the outstanding balance at December 31, 2012. For more information on our financing, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
(4)	Waianae Mall was sold to an unaffiliated buyer on January 22, 2013.

Lease Expirations

The following table reflects the timing of tenant lease expirations at our properties for leases in effect as of December 31, 2012:

	Number		Percent of Portfolio	Leased Rentable
	of Leases	Annualized	Annualized Base	Square Feet
Year of Expiration(1)	Expiring	Base Rent(2)	Rent Expiring	Expiring

2013	74	$2,988,000	11.46%	165,527
2014	51	2,112,000	8.10%	106,758
2015	41	1,939,000	7.44%	106,335
2016	31	1,681,000	6.45%	104,659
2017	45	2,218,000	8.51%	126,367
2018	24	3,137,000	12.03%	163,661
2019	9	1,099,000	4.21%	88,456
2020	5	679,000	2.60%	64,525
2021	9	1,374,000	5.27%	156,918
2022	4	1,935,000	7.42%	143,418
2023	8	1,522,000	5.84%	39,375
Thereafter	20	5,390,000	20.67%	540,991
Total	321	$26,074,000	100%	1,806,990

(1)	Represents the expiration date of the lease at December 31, 2012 and does not take into account any tenant renewal options.
(2)	Annualized base rent represents annualized contractual base rental income as of December 31, 2012, adjusted to straight-line any future contractual rent increases from the time of our acquisition through the balance of the lease term.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of our credit risk. As of December 31, 2012, Publix is our largest tenant and accounted for approximately 99,979 square feet, or approximately 5% of gross leasable area, and approximately $1,040,000, or 4% of our annual minimum rent. No other tenant accounted for over 5% of our annual minimum rent.

2012 Property Acquisitions

Morningside Marketplace

On January 9, 2012, we acquired a fee simple interest in a multitenant retail center located in Fontana, California, commonly known as Morningside Marketplace, for an aggregate purchase price of $18,050,000, exclusive of closing costs. The acquisition was financed with (1) proceeds from our initial public offering, (2) approximately $11,953,000 in funds borrowed under our KeyBank credit facility, (3) approximately $1,200,000 in funds borrowed from SMB Equity, LLC, a third party lender, and (4) approximately $1,355,000 in funds borrowed from our sponsor and other affiliates. For more information on the terms of loans from affiliates, see Note 13 to our consolidated financial statements contain in this Annual Report.

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

Ensenada Square

On February 27, 2012, we acquired a fee simple interest in a multitenant retail center located in Arlington, Texas, commonly known as Ensenada Square for an aggregate purchase price of $5,175,000, excluding closing costs. We financed the purchase price of Ensenada Square with (1) proceeds from our public offering and (2) approximately $3,266,000 in funds borrowed under our KeyBank credit facility.

Shops at Turkey Creek

On March 12, 2012, we acquired a fee simple interest in a multitenant retail center located in Knoxville, Tennessee, commonly known as the Shops at Turkey Creek, or Turkey Creek, in an UPREIT transaction with our operating partnership, for an aggregate purchase price of $4,300,000 excluding closing costs. We financed the purchase price for Turkey Creek through the issuance of 144,324 common units in our operating partnership to the sellers of Turkey Creek and approximately $2,520,000 in funds borrowed under our KeyBank credit facility.

Aurora Commons

On March 20, 2012, we acquired a fee simple interest in a multitenant retail center located in Aurora, Ohio, commonly known as the Aurora Commons, for an aggregate purchase price of $7,000,000, excluding closing costs. We financed the purchase price of Aurora Commons with (1) proceeds from our public offering and (2) approximately $4,550,000 in funds borrowed under our KeyBank credit facility.

Florissant Marketplace

On May 16, 2012, we acquired a fee simple interest in a multitenant retail center located in Florissant, Missouri, commonly known as Florissant Marketplace, for an aggregate purchase price of $15,250,000, excluding closing costs. We financed the purchase price for the Florissant Marketplace with proceeds from (1) our public offering and (2) approximately $11,437,500 in funds borrowed under our KeyBank credit facility.

Willow Run Shopping Center

On May 18, 2012, we acquired a fee simple interest in a multitenant retail center located in Westminster, Colorado, commonly known as Willow Run Shopping Center, for an aggregate purchase price of $11,550,000, excluding closing costs. The acquisition was financed with (1) proceeds from our public offering and (2) approximately $8,662,500 in funds borrowed under our KeyBank credit facility.

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

Visalia Marketplace

On June 25, 2012, we acquired a fee simple interest in a multitenant retail center located in Visalia, California, commonly known as Visalia Marketplace, for an aggregate purchase price of $19,000,000, excluding closing costs. We financed the purchase price for Visalia Marketplace with proceeds from (1) our public offering and (2) approximately $14,250,000 in funds borrowed under our KeyBank credit facility.

Lahaina Gateway Shopping Center

On November 9, 2012, we acquired a ground lease interest in Lahaina Gateway Shopping Center in Maui, Hawaii for $31,000,000, exclusive of closing cost, or $226.80 per square foot. We financed the purchase with a $29,000,000 loan from DOF IV REIT Holdings, LLC, an affiliate of Torchlight Investors. We incurred an acquisition fee to our advisor of $775,000 in this acquisition and third party broker commissions of $1,530,000.

2012 Property Dispositions

•	In September 2012, we completed the sale of the last parcel at Morningside Marketplace, commonly known as the Wienerchnitzel pad, for $1,200,000.

•	In September 2012, we completed the sale of an outparcel at Osceola Village for $1,250,000.

•	In April 2012, we completed the sale of two parcels at Morningside Marketplace, commonly known as the Chase and Chevron parcels, for $4,098,000.

•	In February 2012, we completed the sale of a pad at Morningside Marketplace, commonly known as the KFC pad, for $1,200,000.

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

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stockholder Information

As of March 22, 2013, we had approximately 10,969,714 shares of our common stock outstanding held by a total of approximately 3,208 stockholders. The number of stockholders is based on the records of our transfer agent, an affiliate of our advisor.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or traded on any over-the-counter market and as a result there is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our shares of stock at a time or price acceptable to the stockholder. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our board of directors does not anticipate evaluating a transaction to provide liquidity for our stockholders through a listing on an exchange or through any other means until 2015. Our charter does not require our board of directors to pursue a liquidity event by a specific date. Due to the uncertainties of market conditions in the future, we believe setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of our stockholders. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

In order to assist members of the Financial Industry Regulatory Authority, Inc., or FINRA, and their associated persons which participated in the offering and sale of our common stock or which may participate in any future offering of our shares of common stock, pursuant to FINRA Rule 5110, we disclose in each Annual Report distributed to our stockholders a per share estimated value of our common stock, the method by which it was developed and the date of the data used to develop the estimated value. In addition, our advisor must prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares of common stock. Although our board of directors has voluntarily determined an estimated value per share of $10.60 as of November 9, 2012, we have determined that for these purposes, the estimated value of our shares shall be deemed to be $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that as of December 31, 2012 we continued to sell shares of our common stock in our initial public offering at the price of $10.00 per share (not taking into consideration purchase price discounts for certain categories of purchasers), and had not changed the price at which shares are acquired under our distribution reinvestment plan or our share redemption program (except with respect to shares redeemed upon death or disability of a stockholder).

Distributions

To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or GAAP). Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

On August 13, 2009, our board of directors approved a monthly cash distribution of $0.05625 per share of common stock. The monthly distribution was contingent upon the closing of our first asset acquisition, which occurred on November 19, 2009, and represented an annualized distribution of $0.675 per share. On May 11, 2010, our board of directors approved an increase in our monthly cash distribution to $0.05833 per share of common stock contingent upon the closing of our acquisition of Waianae Mall, which occurred on June 4, 2010. That monthly distribution amount represents an annualized distribution of $0.70 per share if paid each day over a 365-day period.

Distributions for the month of December 2012 were not approved by our board of directors until January 2013. Effective January 15, 2013, we announced that we will no longer be making monthly distributions. Quarterly distributions will be considered by our board of directors for 2013. As of March 19, 2013, we announced that we will not be making a quarterly distribution for the quarter ended March 31, 2013.

The following table sets forth the distributions declared and paid to our common stockholders and holders of common units in our operating partnership for the years ended December 31, 2012 and 2011:

	Distributions Declared to Common Stockholders(1)	Distributions Declared Per Share(1)	Distributions Declared to Common Unit Holders(1)/(3)	Cash Distribution Payments to Common Stockholders(2)	Cash Distribution Payments to Common Unit Holders(2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	$0.05833	76,000	1,015,000	76,000	709,000	1,724,000
Fourth Quarter 2012 (4)	1,259,000	$0.05833	51,000	1,274,000	76,000	607,000	1,881,000
	$5,953,000		$258,000	$3,876,000	$275,000	$2,292,000	$6,168,000

	Distributions Declared to Common Stockholders(1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders(1)/(3)	Cash Distribution Payments to Common Stockholders(2)	Cash Distribution Payments to Common Unit Holders(2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2011	$442,000	$0.05833	$-	$282,000	$-	$142,000	$424,000
Second Quarter 2011	548,000	$0.05833	21,000	338,000	3,000	168,000	506,000
Third Quarter 2011	698,000	$0.05833	49,000	435,000	50,000	206,000	641,000
Fourth Quarter 2011	920,000	$0.05833	49,000	554,000	50,000	283,000	837,000
	$2,608,000		$119,000	$1,609,000	$103,000	$799,000	$2,408,000

(1)	Distributions for the period from January 1, 2011 through November 30, 2012 are calculated at a monthly cash distribution rate of $0.05833 per share of common stock. Distributions for the month of December 2012 were not approved by the board of directors until January 2013.
(2)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid approximately 15 days following month end.
(3)	None of the common unit holders participated in our distribution reinvestment plan, which was terminated effective February 7, 2013.

(4)	Distributions were not declared for the month of December 2012 until January 18, 2013. For December 2012 we paid distributions in the aggregate amount of $636,000, of which $390,000 was paid in cash and $246,000 was paid through the distribution reinvestment plan in the form of additional shares of common stock issued on or about January 18, 2013. Total dividends paid to holders of common units for the same period were $25,000.

The tax composition of our distributions paid during the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Ordinary Income	— %	— %
Return of Capital	100%	100%

Total	100%	100%

For the years ended December 31, 2012 and 2011, all cash amounts distributed to stockholders were funded from proceeds from our initial public offering and represented a 100% return of capital to stockholders.

For additional information on our distributions, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Distributions.”

Share Redemption Program

We have adopted a share redemption program that may provide limited liquidity to our stockholders. As discussed below, our share redemption program was suspended effective January 15, 2013. Under the share redemption program, unless shares are redeemed due to the death or disability of a stockholder, we may not redeem shares under the share redemption program unless the holder has held the shares for at least one year. Additionally, the number of shares that may be redeemed during any calendar year is limited to (1) 5.0% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may be reserved for that purpose by our board of directors. Our board of directors may, in its sole discretion, amend, suspend or terminate the share redemption program at any time if it determines that the funds available to fund the share redemption program are needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program is in the best interest of our stockholders. The share redemption program will terminate if the shares of our common stock are listed on a national securities exchange. During the year ended December 31, 2011, we redeemed approximately 16,279 shares pursuant to our share redemption program, at an average redemption price of $10.00 per share for an aggregate redemption price of approximately $163,000. During the year ended December 31, 2012, we redeemed 113,929 shares pursuant to our share redemption program, at an average redemption price of $9.99 per share for an aggregate redemption price of approximately $1,138,000.

The following table summarizes our share redemptions during the three months ended December 31, 2012:

Quarter	Total Number of Shares Redeemed	Average Price Paid Per Share (1)	Approximate Dollar Value of Shares Available That May Yet Be Redeemed Under the Program
October 1, 2012 – October 31, 2012	25,224	$10.00	(2)
November 1, 2012 – November 30, 2012	-	$-	(2)
December 1, 2012 – December 31, 2012	63,636	$10.00	(2)
Total	88,860

______________

(1)	Until 18 months after the completion of our offering stage, except in the case of the death or disability of a stockholder, our share redemption program, prior to suspension, permitted us to redeem shares of common stock under our share repurchase program at a discount from the original purchase price based on the length of time the investor has held such shares as follows:

Share Purchase Anniversary	Redemption Price as a Percentage of Purchase Price
Less than 1 year	No Redemptions Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years and longer	100.0%

(2)	Due to liquidity issues and the defaults under certain of our loan agreements, we have suspended our share redemption program, including with respect to redemptions for death and disability, effective January 15, 2013. We intend to reevaluate our ability to resume share redemptions pursuant to our share redemption program after transitioning to a new advisor and addressing our liquidity issues. However, there is no guarantee that we will resume share redemptions in the short term or at all. Our ability to resume share redemptions will be determined by our board of directors based on our liquidity and cash needs. Following the suspension of our share redemption program, we entered into an arrangement to repurchase the shares of a stockholder who requested that we redeem all of its shares of our common stock prior to our suspension of our share repurchase program. See Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events.”

Unregistered Sales of Equity Securities and Use of Offering Proceeds

On October 16, 2008, we were initially capitalized with the sale of 22,222 shares of common stock to our sponsor for an aggregate purchase price of $200,000 in a private transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

On November 12, 2009, we granted 5,000 shares of restricted stock to each of our three independent directors, or 15,000 shares of restricted stock in the aggregate, pursuant to our amended and restated independent directors’ compensation plan. On July 22, 2010, we granted 2,500 shares of restricted stock to each of our independent directors, or 7,500 shares of restricted stock in the aggregate, pursuant to our amended and restated independent directors’ compensation plan in connection with the directors’ reelection to our board of directors. On June 9, 2011, we granted, pursuant to our amended and restated independent directors compensation plan in connection with the directors’ reelection to our board of directors, (1) 2,500 shares of restricted stock each to two of our independent directors in connection with their reelection to our board of directors and (2) 5,000 shares of restricted stock to one of our independent director in connection with his initial election to our board of directors. On July 18, 2012, we granted 2,500 shares of restricted stock to each of our three independent directors, or 7,500 shares of restricted stock in the aggregate, pursuant to our amended and restated independent directors’ compensation plan in connection with the directors’ reelection to our board of directors. On October 2, 2012, we granted 5,000 shares of restricted stock to one of our independent directors upon his initial appointment as an independent director pursuant to our amended and restated independent directors’ compensation plan. All of the foregoing shares of restricted stock were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act.

On August 29, 2012, upon the appointment of Peter K. Kompaniez as our Co-Chief Executive Officer and Mr. Kompaniez’s resignation as a director, our board of directors amended the terms of the restricted stock previously granted to Mr. Kompaniez such that the unvested shares of restricted stock held by Mr. Kompaniez would not be forfeited upon his resignation as a director. The unvested shares of restricted stock held by Mr. Kompaniez will continue to vest pursuant to the terms of the amended and restated independent directors compensation plan. Effective October 9, 2012, Mr. Kompaniez resigned from his position as our Co-Chief Executive Officer and the remainder of his unvested shares of restricted stock was fully vested as of that date.

On October 2, 2012, our board of directors, including all the independent directors, appointed John B. Maier II as an independent director to fill the vacancy on the board of directors created by the resignation of Mr. Kompaniez. On October 2, 2012, we issued 5,000 shares of restricted stock to Mr. Maier, upon his appointment as an independent director by our board of directors.

On October 23, 2008, our operating partnership issued 100 common units at $10.00 per unit to our advisor for a total of $1,000 and issued 100 special units at $10.00 per unit to TNP Strategic Retail OP Holdings, LLC for a total of $1,000. Our operating partnership relied on Section 4(2) of the Securities Act for the exemption from the registration requirements of these issuances.

On May 26, 2011, in connection with the acquisition of Pinehurst Square, our operating partnership issued 287,472 common units with an aggregate value of approximately $2,587,249 to certain of the sellers of Pinehurst Square pursuant to a private transaction exemption from registration pursuant to Section 4(2) of the Securities Act. On March 12, 2012, in connection with the acquisition of Turkey Creek, our operating partnership issued 144,324 common units with an aggregate value of approximately $1,371,000 to certain of the sellers of Turkey Creek pursuant to a private transaction exemption from registration pursuant to Section 4(2) of the Securities Act.

On August 7, 2009, our Registration Statement on Form S-11 (File No. 333-154975) registering our initial public offering of up to $1,100,000,000 in shares of our common stock was declared effective under the Securities Act and we commenced our initial public offering. In our initial public offering, we offered up to $1,000,000,000 in shares of our common stock to the public at $10.00 per share and up to $100,000,000 in shares of our common stock to our stockholders pursuant to our distribution reinvestment plan at $9.50 per share. On February 7, 2013, we terminated our initial public offering and ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. As of December 31, 2012, we had accepted subscriptions for, and issued, 10,893,227 shares of our common stock (net of share redemptions), including 365,242 shares of our common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $107,609,000. From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, we had accepted subscriptions for, and issued, 10,969,714 shares of our common stock (net of share redemptions), including 391,182 shares of our common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $108,357,000. As of the termination of our initial public offering, we had not sold all of the shares registered for sale in the offering and on February 20, 2013 we deregistered the 88,966,650 shares of our common stock that remainded unsold under the registration statement for our initial public offering, including all shares issuable under our distribution reinvestment plan.

As of December 31, 2012, we had incurred selling commissions, dealer manager fees and organization and other offering costs in our initial public offering in the amounts set forth in the tables below:

Type of Expense	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$9,968,000	Actual
Other organization and offering costs	3,213,000	Actual
Total expenses	$13,181,000

From the commencement of our initial public offering through December 31, 2012, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $95,124,000, including net offering proceeds from our distribution reinvestment plan of $3,470,000. For the year ended December 31, 2012, the ratio of the cost of raising capital to net proceeds was approximately 12.0%.

As of December 31, 2012, we had used $95,124,000 in net proceeds from our initial public offering, together with debt financing, to invest in 21 retail properties with a total purchase price of $289,686,000. As of December 31, 2012, we had used net offering proceeds to pay $13,032,000 in acquisition expenses.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data as of December 31, 2012 and 2011 and for the years then ended should be read in conjunction with the accompanying consolidated financial statements and related notes thereto and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report.

	As of	As of
	December 31, 2012	December 31, 2011
Balance Sheet Data:
Total Investment in real estate, net	$ 227,006,000	$ 117,935,000
Cash and cash equivalents	1,707,000	2,052,000
Lease intangibles, net	33,735,000	15,182,000
Assets held for sale	25,771,000	26,680,000
Total assets	301,459,000	170,570,000
Notes payable	190,577,000	91,939,000
Liabilities held for sale	21,277,000	22,456,000
Total liabilities	233,332,000	122,326,000
Total equity	68,127,000	48,244,000

	Year Ended December 31,
	2012	2011
Operating Data:
Total revenue	$23,378,000	$7,125,000
Operating and maintenance expenses	8,248,000	2,185,000
General and administrative expenses	3,745,000	2,163,000
Depreciation and amortization expenses	10,229,000	2,644,000
Transaction expenses	7,163,000	4,143,000
Interest expense	11,856,000	4,187,000
Loss before other income	(17,863,000)	(8,197,000)
Bargain purchase gain	-	9,617,000
(Loss) income before discontinued operations	(17,863,000)	1,420,000
Income from discontinued operations	45,000	890,000
Net (loss) income	(17,818,000)	2,310,000
Per share data:
Net (loss) earnings per common share - basic and diluted
Continuing operations	$(1.81)	$0.33
Discontinued operations	-	0.24
Net (loss) earnings applicable to common shares	$(1.81)	$0.57
Distributions declared per share(1)	$0.70	$0.70
Weighted average shares outstanding - basic	9,425,747	3,698,518
Weighted average shares outstanding - diluted	9,425,747	3,702,016

(1)	The monthly distribution for December 2012 was not approved until January 18, 2013.

	Year Ended December 31,
	2012	2011
Cash Flow Data:
Cash flow data from continuing operations:
Cash flows used in operating activities	$ (1,527,000)	$ (4,056,000)
Cash flows used in investing activities	(135,609,000)	(95,276,000)
Cash flows provided by financing activities	130,011,000	97,075,000

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

We were initially capitalized with $200,000 which was contributed to us in cash on October 16, 2008, from the sale of 22,222 shares in the aggregate to our sponsor, Thompson National Properties, LLC. Our sponsor, or any affiliate of our sponsor, must maintain this investment while it remains our sponsor.

On November 4, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or SEC, to offer a maximum of up to $1,000,000,000 in shares of our common stock to the public at $10.00 per share in our primary offering and up to $100,000,000 in shares of our common stock to our stockholders at $9.50 per share pursuant to our distribution reinvestment plan. On August 7, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. On February 7, 2013 we terminated our initial public offering and ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan.

As of December 31, 2012, we had accepted subscriptions for, and issued, 10,893,227 shares of our common stock in our initial public offering (net of share redemptions), including 365,242 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $107,609,000. From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, we accepted subscriptions for, and issued 10,969,714 shares of our common stock (net of share redemptions), including 391,182 shares issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $108,357,000. As of December 31, 2012, we had redeemed  160,409 shares pursuant to our share redemption program for an aggregate redemption amount of approximately $1,604,000. Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. For more information regarding our share redemption program, see Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer of Equity Securities—Share Redemption Program.”

On June 15, 2012, we filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $900,000,000 in shares of our common stock. However, we subsequently determined not to proceed with our contemplated follow-on public offering and on March 1, 2013 we requested that the SEC withdraw the registration statement for our contemplated follow-on public offering, effective immediately. We currently do not expect to commence a follow-on offering.

On November 9, 2012, our board of directors determined an estimated value per share of our common stock of $10.60 as of November 9, 2012. In determining an estimated value of a share of our common stock, our board of directors relied upon information provided by our advisor, appraisal reports prepared by third parties on certain of our properties and other factors our board of directors deemed relevant. Our board of directors also took into account the estimated value of our other assets and liabilities, including a reasonable estimate of the value of our debt obligations. However, our board of directors did not consider certain other factors, such as a liquidity discount, because they did not believe such factors were appropriate or necessary under the circumstances. The estimated value per share determined by our board of directors does not represent the fair value of our assets less liabilities in accordance with GAAP, and such estimated value per share is not a representation, warranty or guarantee that a stockholder would receive this amount if he sold his shares or we consummated a liquidity event. See also, “Risk Factors—Our board of directors determined an estimated per share value of $10.60 for our shares of common stock as of November 9, 2012. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.”

To the extent that we acquire additional real estate investments in the future, we intend to continue to focus on investments in income-producing retail properties, primarily located in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. In addition to investments in real estate directly or through joint ventures, we may also acquire or originate first mortgages or second mortgages, mezzanine loans or other real estate-related loans, which we refer to collectively as “real estate-related loans,” in each case provided that the underlying real estate meets our criteria for direct investment. We may also invest in any other real property or other real estate-related assets that, in the opinion of our board of directors, meets our investment objectives and is in the best interests of our stockholders.

Subject to certain restrictions and limitations, our business is managed by TNP Strategic Retail Advisor, LLC, our external advisor, pursuant to an advisory agreement. Our advisor and our property manager, TNP Property Manager, LLC, manage our operations and our portfolio of real estate and real estate-related assets. Our advisor and property manager depend on the capital from our sponsor and fees and other compensation that they receive from us in connection with the purchase, management and sale of our assets to conduct their operations. Our sponsor has a limited operating history and, since its inception, has operated at a significant net loss. In addition, our sponsor and its subsidiaries also have substantial secured and unsecured debt obligations coming due in the near term. As a result of our sponsor’s financial condition, our board of directors is actively negotiating with Glenborough, LLC and its affiliates, which we refer to herein as “Glenborough,” to replace our current advisor. Glenborough is a privately held full-service real estate investment and management company focused on the acquisition, management, and leasing of high quality commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry. Our board of directors is engaged in ongoing negotiations regarding the transition to Glenborough as our external advisor and the termination of our current advisory agreement and the property management agreements with respect to our properties. However, any change to our advisor or our property managers will require the consent of a number of our significant lenders. We can give no assurance that we will be able to secure such lender consents or come to terms with Glenborough with respect to the transition.

Effective January 15, 2013, we announced that we will no longer be making monthly distributions. Quarterly distributions will be considered by our board of directors for 2013. As of March 19, 2013, we announced that we will not be making a quarterly distribution for the quarter ended March 31, 2013.

We have elected to qualify as a REIT for federal income tax purposes commencing with the year ended December 31, 2009, and therefore we generally are not subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which qualification is denied. Failing to qualify as a REIT could materially and adversely affect our net income. As of December 31, 2012, we believe we were in compliance with the REIT requirements.

Market Outlook – Real Estate and Real Estate Finance Markets

Since 2007 and the emergence of the global economic crisis, there have been persistent concerns regarding the creditworthiness and refinancing capabilities of both corporations and sovereign governments. Economies throughout the world have experienced lingering levels of high unemployment and low levels of consumer and business confidence due to a global downturn in economic activity. While some markets have shown some signs of recovery, concerns remain regarding job growth, income growth and the overall economic health of consumers, businesses and governments. Recent global economic events remain centered on the potential for the default of several European sovereign debt issuers and the impact that such an event would have on the European Union and the rest of the world’s financial markets. During 2011, S&P downgraded the credit rating of the United States to AA+ from AAA. In November 2012, Moody’s downgraded France’s sovereign debt rating to Aa1 from AAA and, in February 2013, Moody’s downgraded the U.K. government debt to Aa1 from AAA as well. The global ratings agencies continue to have a number of western sovereign issuers on negative watch as governments have struggled to resolve their fiscal obligations. These events have led to continued volatility in the capital markets.

2012 Highlights

•	During 2012 we acquired ten multi-tenant retail properties, encompassing 1,079,000 rentable square feet in eight states, for an aggregate purchase price of $134,425,000. We financed these acquisitions with (1) the issuance of common units in our operating partnership of $1,371,000; (2) borrowings under our KeyBank credit facility of $56,640,000; (3) other mortgage loan financing of $40,500,000; (4) other borrowings and loans from affiliates of $2,483,000; (5) proceeds from property dispositions of $3,760,000; and (6) offering proceeds of $30,801,000.

•	During 2012 we made five parcel dispositions with an aggregate sales price of $7,748,000 and reinvested the sale proceeds into new acquisitions.

•	During 2012 we raised $48,243,000 in gross offering proceeds from our initial public offering.

•	In December 2012 we began actively negotiating with Glenborough and its affiliates to become a replacement advisor to our current advisor. Our board of directors also began actively negotiating a transition with the advisor to terminate the advisory agreement and the property management agreements with respect to our properties. Our board of directors intends to replace our current advisor as soon as practicable. However, any change to the advisor or property managers will require the consent of a number of our significant lenders. We can give no assurance that we will be able to secure such lender consents or come to terms with Glenborough with respect to the transition. In December 2012 we entered into a consulting agreement with Glenborough to assist us through the advisor change process.

•	In November 2012, we hired six employees who devote time exclusively to our business, including our Chief Financial Officer. Each of the employees was a former employee of our advisor.

•	During 2012 we declared monthly cash distributions to our common stockholders totaling $4,266,000 for the distributions related to January through December 2012, with the December distribution declared and paid in January 2013.

2012 Property Acquisitions

Morningside Marketplace

On January 9, 2012, we acquired a fee simple interest in a multitenant retail center located in Fontana, California, commonly known as Morningside Marketplace, for an aggregate purchase price of $18,050,000, excluding closing costs. The acquisition was financed with (1) proceeds from our public offering, (2) approximately $11,953,000 in funds borrowed under our KeyBank credit facility, (3) approximately $1,200,000 in funds borrowed from SMB Equity, LLC, a third party lender, and (4) approximately $1,355,000 in funds borrowed from our sponsor and other affiliates.

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

Ensenada Square

On February 27, 2012, we acquired a fee simple interest in a multitenant retail center located in Arlington, Texas, commonly known as Ensenada Square, for an aggregate purchase price of $5,025,000, excluding closing costs. We financed the purchase price of Ensenada Square with proceeds from (1) our public offering and (2) approximately $3,266,000 in funds borrowed under our KeyBank credit facility.

Shops at Turkey Creek

On March 12, 2012, we acquired a fee simple interest in a multitenant retail center located in Knoxville, Tennessee, commonly known as the Shops at Turkey Creek, or Turkey Creek, in an UPREIT transaction with our operating partnership, for an aggregate purchase price of $4,300,000, excluding closing costs. We financed the purchase price for Turkey Creek through (1) the issuance of 144,324 common units of our operating partnership to the sellers of Turkey Creek and (2) approximately $2,520,000 in funds borrowed under our KeyBank credit facility.

Aurora Commons

On March 20, 2012, we acquired a fee simple interest in a multitenant retail center located in Aurora, Ohio, commonly known as the Aurora Commons, for an aggregate purchase price of $7,000,000, excluding closing costs. We financed the purchase price of Aurora Commons with proceeds from (1) our public offering and (2) approximately $4,550,000 in funds borrowed under our KeyBank credit facility.

Florissant Marketplace

On May 16, 2012, we acquired a fee simple interest in a multitenant retail center located in Florissant, Missouri, commonly known as Florissant Marketplace, for an aggregate purchase price of $15,250,000, excluding closing costs. We financed the purchase price for the Florissant Marketplace with proceeds from (1) our public offering and (2) approximately $11,437,500 in funds borrowed under our KeyBank credit facility.

Willow Run Shopping Center

On May 18, 2012, we acquired a fee simple interest in a multitenant retail center located in Westminster, Colorado, commonly known as Willow Run Shopping Center, for an aggregate purchase price of $11,550,000, excluding closing costs. The acquisition was financed with (1) proceeds from our public offering and (2) approximately $8,662,500 in funds borrowed under our KeyBank credit facility.

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

Visalia Marketplace

On June 25, 2012, we acquired a fee simple interest in a multitenant retail center located in Visalia, California, commonly known as Visalia Marketplace, for an aggregate purchase price of $19,000,000, excluding closing costs. We financed the purchase price for Visalia Marketplace with proceeds from (1) our public offering and (2) approximately $14,250,000 in funds borrowed under our KeyBank credit facility.

Lahaina Gateway Shopping Center

On November 9, 2012, we acquired a ground lease interest in Lahaina Gateway Shopping Center in Maui, Hawaii for $31,000,000, exclusive of closing cost, or $226.80 per square foot. We financed the purchase with a $29,000,000 loan from DOF IV REIT Holdings, LLC, an affiliate of Torchlight Investors. We incurred an acquisition fee to our advisor of $775,000 in this acquisition and third party broker commissions of $1,530,000.

2012 Property Dispositions

•	In September 2012, we completed the sale of the last parcel at Morningside Marketplace, commonly known as the Wienerchnitzel pad, for $1,200,000.

•	In September 2012, we completed the sale of an outparcel at Osceola Village for $1,250,000.

•	In April 2012, we completed the sale of two parcels at Morningside Marketplace, commonly known as the Chase and Chevron parcels, for $4,098,000.

•	In February 2012, we completed the sale of a pad at Morningside Marketplace, commonly known as the KFC pad, for $1,200,000.

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to successfully maintain and manage our current portfolio of investments and acquire additional income producing properties and other real estate-related investments in the future; (2) our executive officers, directors and affiliates of our advisor have expertise with the type of properties in our current portfolio; and (3) to the extent that we acquire additional real properties or other real estate related investments in the future, the use of leverage should enable us to acquire assets and earn rental income more quickly, thereby increasing the likelihood of generating income for our stockholders and preserving stockholder capital.

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

Revenue Recognition

Revenues include minimum rents, expense recoveries and percentage rental payments. Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased property. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:

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

For leases with minimum scheduled rent increases, we recognize income on a straight-line basis over the lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis for leases results in reported revenue amounts which differ from those that are contractually due from tenants. If we determine the collectability of straight-line rents is not reasonably assured, we limit future recognition to amounts contractually owed and paid, and, when appropriate, establishes an allowance for estimated losses.

We maintain an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, our assessment is based on amounts estimated to be recoverable over the term of the lease.

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

We recognize gains or losses on sales of real estate in accordance with Accounting Standards Codification (“ASC”) 360. Profits are not recognized until (1) a sale has been consummated; (2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (3) our receivable, if any, is not subject to future subordination; and (4) we have transferred to the buyer the usual risks and reward of ownership, and we do not have a substantial continuing involvement with the property. The results of operations of income producing properties where we do not have a continuing involvement are presented in the discontinued operations section of our consolidated statements of operations when the property has been classified as held-for-sale or sold.

Real Estate

Real property is recorded at cost, less accumulated depreciation and amortization. Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Costs related to business combinations are expensed as incurred, and are included in transaction expense in our consolidated statements of operations.

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

Business Combinations

We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date, are classified as an asset under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which we operate; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases are recorded in acquired lease intangibles, and amortized over the remaining lease term. Above or below market leases are classified in acquired lease intangibles, or in acquired below market lease intangibles, depending on whether the contractual terms are above or below market. Above market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

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

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities which would impact the amount of our net income. These allocations also impact the amount of revenue we recognize, depreciation expense and gains or losses recorded on future sales of properties.

Impairment of Long-lived Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that we estimate in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. We did not record any impairment loss on our investments in real estate and related intangible assets during the years ended December 31, 2012 and 2011.

Assets Held-for-Sale and Discontinued Operations

When certain criteria are met, long-lived assets are classified as held-for-sale and are reported at the lower of their carrying value or their fair value less costs to sell and are no longer depreciated. Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held-for-sale and (1) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and (2) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

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

When available, we utilize quoted market prices from independent third-party sources to determine fair value and classify such items as Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to make a significant adjustment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When we determine the market for a financial instrument owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (1) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (2) another valuation technique that is consistent with the principles of fair value measurement, such as the income approach or the market approach.

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

We evaluate tax positions taken in the financial statements under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

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

Our tax returns remain subject to examination and consequently, the taxability of the distributions is subject to change.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment." ASU No. 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets, other than goodwill, for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and earlier adoption is permitted. The adoption of ASU No. 2012-02 is not expected to have a material impact to our consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate.” The amendments in ASU 2011-10 resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The guidance emphasizes that the accounting for such transactions is based on their substance rather than their form. The amendments in the ASU should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption and implementation of ASU No. 2011-10 is not expected to have a material impact to our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of ASU No. 2011-04 on January 1, 2012 did not have a material impact to our consolidated financial position, results of operations or cash flows.

Results of Operations

Our results of operations for the years ended December 31, 2012 and 2011 are not indicative of those expected in future periods as we acquired properties throughout both periods and results for individual years do not reflect a full period of operations for the properties acquired in those years.

As of December 31, 2012, our real estate portfolio included 21 properties acquired for an aggregate purchase price of $289,686,000, plus closing costs. The occupancy rate for our property portfolio was 87% based on 2,209,893 rentable square feet as of December 31, 2012 compared to occupancy of 81% based on 1,131,117 rentable square feet as of December 31, 2011. We funded the acquisition of these properties primarily with a combination of debt and proceeds from our initial public offering. We acquired ten properties during 2012, including five in the first quarter, four in the second quarter and one in the fourth quarter. As these property acquisitions were made throughout the year, our operating results for the year ended December 31, 2012 do not reflect a full year of operations for these properties. In addition, in the fourth quarter of 2012 we entered into an agreement for the sale of the Waianae Mall and the sale of the office building at Aurora Commons. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the operating results for the Waianae Mall and the office building at Aurora Commons are presented within discontinued operations in the accompanying consolidated statements of operations and, as such, have been excluded from continuing operations for all periods presented. We expect that all income and expenses related to our continuing operations portfolio will increase in future years as a result of owning the properties acquired in 2012 for a full year.

As of December 31, 2011, our real estate portfolio included 11 properties acquired for an aggregate purchase price of $155,261,000, plus closing costs. We funded the acquisition of these properties primarily with a combination of debt and proceeds from our initial public offering. During 2011, we acquired seven properties. Due to the fact that the first of these properties was acquired on March 20, 2011, our financial statements for the 2011 fiscal year do not reflect a full period of operations for these properties during 2011. Certain amounts within results from operations for 2011 have been reclassified to conform to the presentation in 2012. Results of operations for the Waianae Mall and five land parcels sold during 2012 representing portions of the Morningside Marketplace and Osceola Village properties are presented within discontinued operations for all periods presented.

Comparison of the year ended December 31, 2012 to the year ended December 31, 2011

The following table provides summary information about our results of operations for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		Increase (Decrease)	Percentage Change
	2012	2011
Rental and reimbursements	$ 23,378,000	$ 6,527,000	$ 16,851,000	258.2%
Interest income on mortgage notes	-	598,000	(598,000)	(100.0%)
Operating and maintenance expenses	8,248,000	2,185,000	6,063,000	277.5%
General and administrative expenses	3,745,000	2,163,000	1,582,000	73.1%
Depreciation and amortization expenses	10,229,000	2,644,000	7,585,000	286.9%
Transaction expenses	7,163,000	4,143,000	3,020,000	72.9%
Interest expense	11,856,000	4,187,000	7,669,000	183.2%
Bargain purchase gain	-	9,617,000	(9,617,000)	(100.0%)
(Loss) income before discontinued operations	(17,863,000)	1,420,000	(19,283,000)	(1,358.0%)
Income from discontinued operations	45,000	890,000	(845,000)	(94.9%)
Net (loss) income	(17,818,000)	2,310,000	(20,128,000)	(871.3%)

Revenue

Revenues increased by $16,851,000 to $23,378,000 during the year ended December 31, 2012 compared to revenues of $6,527,000 for the year ended December 31, 2011. This increase was primarily due to the acquisition of ten properties during 2012 and having a full year of operating results for properties acquired in 2011. We expect rental income to increase in 2013 as we will have full period operations from existing real estate investments.

Interest income

Interest income decreased by $598,000 to $0 for the year ended December 31, 2012. This decrease was due to the fact that 2011 included interest earned on a mortgage loan acquired on June 29, 2011, which was extinguished in connection with a consent foreclosure in October 2011 that resulted in us owning the underlying property, Constitution Trail, upon the October 2011 foreclosure date.

Operating and maintenance expenses

Operating and maintenance expense increased by $6,063,000 to $8,248,000 during the year ended December 31, 2012 compared to operating and maintenance expense of $2,185,000 for the year ended December 31, 2011. This increase was primarily due to the acquisition of ten properties since December 31, 2011 and having a full year of operating results for properties acquired in 2011. For the year ended December 31, 2011, operating and maintenance expenses reflected a non-recurring reversal of asset management fee expense of approximately $213,000 related to the amendment of our advisory agreement to terminate our contingent contractual obligation to pay asset management fees to our advisor. Included in operating and maintenance expenses are property management fees paid to an affiliate of our advisor of $1,174,000 and $492,000 for the years ended December 31, 2012 and 2011, respectively.

General and administrative expenses

General and administrative expenses increased by $1,582,000 to $3,745,000 during the year ended December 31, 2012 compared to general and administrative expenses of $2,163,000 for the year ended December 31, 2011. The increase in general and administrative expenses was due to the increase in the level of our investment activity as a result of our property acquisitions during the year. General and administrative expenses consisted primarily of corporate level legal fees, audit fees, tax, accounting fees, consulting fees, restricted stock compensation, directors’ fees, directors and officers insurance, and operating expense reimbursements to our advisor for salaries and corporate overhead. Operating expenses reimbursement to our advisor were $958,000 and $459,000 for the years ended December 31, 2012 and 2011, respectively.

Depreciation and amortization expense

Depreciation and amortization expense increased $7,585,000 to $10,229,000 during the year ended December 31, 2012 compared to depreciation and amortization expense of $2,644,000 for the year ended December 31, 2011. The increase was primarily due to the ten additional properties owned during 2012 plus a full year of depreciation and amortization for properties acquired in 2011. We expect depreciation and amortization expense to increase in 2013 as a result of owning certain of the properties acquired in 2012 for a full year.

Transaction expenses

Transaction expense increased by $3,020,000 to $7,163,000 during the year ended December 31, 2012 compared to acquisition expense of $4,143,000 for the year ended December 31, 2011. This increase was primarily due to the expenses associated with the ten additional property acquisitions since December 31, 2011, compared to seven property acquisitions during 2011. Transaction expenses also included non-refundable deposits, due diligence costs and expenses incurred for acquisitions that we did not complete in the year. There were no pending acquisitions at December 31, 2012.

Interest expense

Interest expense increased by $7,669,000 to $11,856,000 during the year ended December 31, 2012 compared to interest expense of $4,187,000 for the year ended December 31, 2011. The increase in interest expense was attributed to the following: (1) increase in interest expense associated with new acquisition financings completed during 2012; (2) increase in the amortization of deferred financing costs as a result of increased debt levels as a result of acquisitions completed in 2012; (3) a write-off of unamortized deferred financing costs of $930,000 as a result of certain refinancing of the KeyBank credit facility completed in January and June 2012 into securitized term loans; and (4) payment of prepayment premium and exit fee totaling $238,000 associated with the early payoff of certain debt. We expect our interest expense to increase in 2013 based on our increased average borrowing rates for acquisitions completed in 2012 and the expectation that our refinancing of the maturing debt will likely be at a higher interest rate.

Discontinued operations

Income from discontinued operations decreased by $845,000 to $45,000 during the year ended December 31, 2012 compared to income from discontinued operations of $890,000 for the year ended December 31, 2011. Income from discontinued operations for 2012 included the operating results of Waianae Mall and the office building at Aurora Commons (both were classified as held for sale at December 31, 2012) and operating results of pads at the Morningside Marketplace that were sold in 2012 and the gain on sale of the Wienerschnitzel pad at Morningside Marketplace, offset by a net loss on the sale of the Osceola land parcel. Income from discontinued operations for 2011 included gains on sale of $963,000 related to the sale of three leased real estate pads, including the Popeye pad and the Carl’s Jr. pad at Craig Promenade and the Jack-In-The Box pad at the San Jacinto Esplanade. Included in the sale of the Jack-In-The Box pad at the San Jacinto Esplanade was one unleased land parcel.

Bargain purchase gain

In June, 2011, we acquired three distressed notes secured by the Constitution Trail property and subsequently completed a consent foreclosure on October 21, 2011 and obtained fee simple title to the property. We determined the fair value of the property exceeded its acquisition cost (our basis in the distressed notes) and recorded a bargain purchase gain of $9,617,000. We had no bargain purchase gain during the year ended December 31, 2012.

Net (loss) income

Net loss for the year ended December 31, 2012 was $17,818,000 compared to a net income of $2,310,000 for the same period in 2011. The net loss is attributed to: (1) an increase in interest expense as a result of the increased level of financing related to acquired properties; (2) non-recurring interest expense associated with the write-off of unamortized deferred financing costs incurred in connection with the refinancing of properties from the line of credit to the term loan entered into in January and June 2012; (3) non-recurring acquisition expense related to the ten acquisitions completed during the year; and (4) an increase in non-cash depreciation and amortization expense as a result of an increase in number of properties. We expect our net loss to decrease in 2013 as certain of the non-recurring expenses would not recur with the reduced acquisition activities.

Liquidity and Capital Resources

Our principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. On February 7, 2013, as a result of the expiration of our initial public offering, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. Additionally, we filed an application on March 1, 2013 with the SEC to withdraw the registration statement on Form S-11 for our follow-on offering that was initially filed with the SEC on June 15, 2012. As a result of the termination of our initial public offering and our withdrawal of the registration statement for our follow-on offering, offering proceeds are not currently available to fund our cash needs, and will not be available until we are able to successfully engage in an offering of our securities. We expect our future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to us from any offering of our securities that we conduct in the future. We also expect our investment activity will be reduced until we are able to engage in an offering of our securities or are able to identify other significant sources of financing. Due to the decrease in capital resources, we have suspended our share redemption program, including redemptions for death and disability, effective January 15, 2013. We intend to reevaluate our ability to resume share redemptions pursuant to our share redemption program after transitioning to a new advisor and addressing our liquidity issues. Our ability to resume share redemptions will be determined by our board of directors based on our liquidity and cash needs.

On August 2, 2012, we, our operating partnership and our advisor entered into an amendment to our amended and restated advisory agreement, effective as of August 7, 2012, which, among other things, establishes a requirement that we maintain at all times a cash reserve of at least $4,000,000 and provides that our advisor may deploy any cash proceeds in excess of the cash reserve for our business pursuant to the terms of the advisory agreement. As a result of the significant cash required to complete the acquisition of Lahaina Gateway on November 9, 2012 and the additional cash required by the mortgage lender for the Lahaina Gateway acquisition for reserves and mandatory principal payments, our cash and cash equivalents have fallen to approximately $1,700,000 at December 31, 2012. Our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) has increased to $4,283,000 at December 31, 2012. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

Cash Flows from Operating Activities

As of December 31, 2012, we owned 21 real estate properties, including one property (Waianae Mall) under contract of sale included in assets held for sale at December 31, 2012. During the year ended December 31, 2012, net cash used in operating activities from continuing operations decreased to $1,527,000 compared to net cash used in operating activities from continuing operations of $4,056,000 during the year ended December 31, 2011. During the year ended December 31, 2012, net cash used in operating activities consisted primarily of the following:

•	net loss from continuing operations of $17,863,000, adjusted for depreciation and amortization and other non-cash adjustments totalling $12,182,000;

•	$2,298,000 cash provided from decreases in prepaid and other assets;

•	$(1,602,000) cash (used) from increases in tenant receivables;

•	$1,866,000 cash provided from increases in other liabilities;

•	$746,000 cash provided from increases in prepaid rent liabilities;

•	$2,049,000 cash provided from increases in accounts payable and accrued expenses;

•	$456,000 cash provided from increases in amounts due to affiliates; and

•	$(1,659,000) cash (used) from increases to restricted cash.

Cash Flows from Investing Activities

Our most significant component of cash used in investing activities involves our expenditures for real estate acquisitions. During the year ended December 31, 2012, net cash used in investing activities from continuing operations was $135,609,000 compared to $95,276,000 during the year ended December 31, 2011. The increase was primarily attributed to the acquisition of ten properties during 2012 for an aggregate purchase price of $134,155,000 compared to the acquisition of seven properties and three mortgage notes during 2011 for an aggregate purchase price of $93,224,000. In 2012 and 2011, we expended $799,000 and $483,000, respectively, toward improvements, capital expenditures, and leasing costs on our properties. Additionally, we funded $632,000 and $19,000 into the restricted cash accounts held by our lenders for capital expenditures for the years ended December 31, 2012 and 2011, respectively.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our initial public offering, debt financings and distributions paid to our stockholders. During the year ended December 31, 2012, net cash provided by financing activities from continuing operations increased to $130,011,000, compared to net cash provided by financing activities from continuing operations of $97,075,000 during the year ended December 31, 2011. The primary components of net cash provided by financing activities from continuing operations for the year ended December 31, 2012 consisted of the following:

•	Net cash provided by debt financings of $169,268,000, partially offset by principal payments on notes payable of $70,630,000;

•	$47,089,000 of cash provided by offering proceeds related to our initial public offering partially offset by payments of commissions, dealer manager fees and other offering costs of $5,821,000;

•	$(1,185,000) of restricted cash used in financing activities;

•	$(3,007,000) of cash payments for loan fees and costs;

•	$(1,050,000) of amounts due from advisor for excess offering costs paid directly by us;

•	$(4,151,000) of cash used for distributions; and

•	$(502,000) of cash used to pay share redemptions.

Short-term Liquidity and Capital Resources

Our principal short-term demand for funds will be for the payment of operating expenses, principal and interest payments on our outstanding indebtedness and the payment of distributions to our stockholders. To date, our cash needs for operations have been covered from cash provided by property operations and the sale of shares of our common stock. Due to the termination of our initial public offering, we intend to fund our short-term operating cash needs from operations. Operating cash flows are expected to increase as operations in our existing portfolio stabilize and efficiencies are gained. Additionally, offering and organization costs associated with our initial public offering will be eliminated due to the termination of our initial public offering on February 7, 2013. Effective January 15, 2013, our monthly distributions have been suspended and our board of directors will evaluate our ability to make quarterly distributions on a quarterly basis based on our other operational cash needs. Our board of directors has determined that quarterly distributions for the quarter ended March 31, 2013 will not be made based on our current liquidity and operational cash needs.

KeyBank Credit Facility

On December 17, 2010, we, through our wholly owned subsidiary, TNP SRT Secured Holdings, LLC, or TNP SRT Holdings, entered into a credit agreement with KeyBank and certain other lenders, which we collectively refer to as the “lenders,” to establish a revolving credit facility with an initial maximum aggregate commitment of $35,000,000, or the KeyBank credit facility. The KeyBank credit facility initially consisted of an A tranche, or “Tranche A,” with an initial aggregate commitment of $25 million, and a B tranche, or “Tranche B,” with an initial aggregate commitment of $10 million. Tranche B under the KeyBank credit facility terminated as of June 30, 2011. The aggregate commitment under Tranche A was subsequently increased on multiple occasions and as of December 31, 2012 the aggregate commitment was $45 million. As discussed below, due to our default under the KeyBank credit facility, we expect to enter into a Forbearance Agreement with KeyBank which, among other things, will convert the entire outstanding principal amount under Tranche A into a term loan which is due and payable in full on July 31, 2013. As of December 31, 2012, the KeyBank credit facility had an outstanding balance of $38,438,000. Subsequent to December 31, 2012, we paid down $1,983,000 on the KeyBank credit facility from the net proceeds from the sales of the Waianae Mall in January 2013 and the McDonalds pad at Willow Run in February 2013.

Borrowings under the KeyBank credit facility are secured by (1) pledges by us, our operating partnership, TNP SRT Holdings, and certain subsidiaries of TNP SRT Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of TNP SRT Holdings or us which directly or indirectly owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by us and our operating partnership on a joint and several basis, of the prompt and full payment of all of the obligations under the KeyBank credit facility, (3) a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, a deposit account used to receive subscription payments for the sale of shares in our initial public offering), escrow and security deposit accounts and all cash management services of us, our operating partnership, TNP SRT Holdings and any other borrower under the KeyBank credit facility, and (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank with respect to the San Jacinto Esplanade, Craig Promenade, Willow Run Shopping Center, Visalia Marketplace and Aurora Commons properties.

Under the KeyBank credit facility, we are required to comply with certain restrictive and financial covenants. In January 2013, we became aware of a number of events of default under the KeyBank credit facility relating to, among other things, our failure to use the net proceeds from our sale of our shares in our public offering and the sale of our assets to repay our borrowings under the Keybank credit facility and our failure to satisfy certain financial covenants under the KeyBank credit facility, which we collectively refer to as the “existing events of default.” Due to the existing events of default, which have not been cured or waived by KeyBank or the other lenders, KeyBank and the other lenders became entitled to exercise all of their rights and remedies under the KeyBank credit facility and applicable law.

We, our operating partnership, certain subsidiaries of our operating partnership which are borrowers under the KeyBank credit facility, which we refer to as the “borrowers,” and KeyBank, as lender and agent for the other lenders, are in the process of finalizing a forbearance agreement which will amend the terms of the KeyBank credit facility and provide for certain additional agreements with respect to the existing events of default. Pursuant to the terms of the proposed forbearance agreement, KeyBank and the other lenders will agree to forbear the exercise of their rights and remedies with respect to the existing events of default until the earliest to occur of (1) July 31, 2013, (2) our default under or breach of any of the representations or covenants under the forbearance agreement or (3) the date any additional events of defaults (other than the existing events of default) under the KeyBank credit facility occur or become known to KeyBank or any other lender, which we refer to as the “forbearance expiration date.” Upon the forbearance expiration date, all forbearances, deferrals and indulgences granted by the lenders pursuant to the forbearance agreement will automatically terminate and the lenders will be entitled to enforce, without further notice of any kind, any and all rights and remedies available to them as creditors at law, in equity, or pursuant to the KeyBank credit facility or any other agreement as a result of the existing events of default or any additional events of default which occur or come to light following the date of the forbearance agreement.

The forbearance agreement will convert the entire outstanding principal balance under the KeyBank credit facility, and all interest and other amounts payable under the KeyBank credit facility, which we refer to as the “outstanding loan,” into a term loan which is due and payable in full on July 31, 2013. Pursuant to the forbearance agreement, we, our operating partnership and every other borrower under the KeyBank credit facility must apply 100% of the net proceeds from, among other things, (1) the sale of our shares in our completed public offering or any other sale of securities by us, our operating partnership or any other borrower, (2) the sale or refinancing of any of our properties or other assets, and (3) the collection of insurance or condemnation proceeds due to any damage or destruction of our properties or any condemnation for public use of any of our properties, to the repayment of the outstanding loans. The forbearance agreement provides that all commitments under the KeyBank credit facility will terminate of July 31, 2013 and that, effective as of the date of the forbearance agreement, the lenders have no further obligation whatsoever to advance any additional loans or amounts under the KeyBank credit facility. The forbearance agreement also provides that neither we, our operating partnership or any other borrower under the KeyBank credit facility may, without KeyBank’s prior written consent, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness other than the existing indebtedness specified in the forbearance agreement and any refinancing of such existing indebtedness which do not materially modify the terms of such existing indebtedness in a manner adverse to us or the lenders.

Pursuant to the proposed terms of the forbearance agreement we, our operating partnership and all of the borrowers under the KeyBank credit facility will jointly and severally agree to pay to KeyBank (1) any and all out-of-pocket costs or expenses (including legal fees and disbursements) incurred or sustained by the lenders in connection with the preparation of the forbearance agreement and all related matters and (2) from time to time after the occurrence of any default under the forbearance agreement any out-of-pocket costs or expenses (including legal fees and consulting and other similar professional fees and expenses) incurred by the lenders in connection with the preservation of or enforcement of any rights of the lenders under the forbearance agreement and the KeyBank credit facility. In connection with the execution of the forbearance agreement, we also agreed to pay a forbearance fee of $192,000 to KeyBank, with 50% of such fee paid upon the execution of the forbearance agreement and the remaining 50% to be paid upon the earlier of the forbearance expiration date or the date the outstanding loans are repaid in full.

Under the forebearance agreement, we are not permitted to make, without the lender’s consent, certain restricted payments (as defined in the KeyBank credit facility) which includes the payment of distributions that are not required to maintain our REIT status.

We expect to execute the forbearance agreement in April 2013; however, there is no guarantee that we will enter into the forbearance agreement on the terms described above, or at all.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares (currently suspended) and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations. Until the termination of our initial public offering on February 7, 2013, our cash needs for acquisitions were satisfied from the net proceeds of the public offering and from debt financings. We expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying the operating expenses including interest and principal payments. When market conditions improve, we may consider future public offerings or private placements of equity, as well as additional borrowings. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk—Liquidity and Capital Resources” and Note 7 (Notes Payable) to our consolidated financial statements included in this Annual Report for additional information on the maturity dates and terms of our outstanding indebtedness.

Contractual Commitments and Contingencies

The following is a summary of our contractual obligations as of December 31, 2012:

		Payments Due During the Years Ending December 31,
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Outstanding debt obligations (1)(2)	$190,577,000	$40,939,000	$10,321,000	$108,402,000	$30,915,000
Interest payments on outstanding debt obligations (2)(3)	40,589,000	2,585,000	19,398,000	13,793,000	4,813,000
Ground leases (5)	91,640,000	1,187,000	2,503,000	2,684,000	85,266,000
Tenant improvements (4)	75,000	75,000	-	-	-
Lease incentives	96,000	96,000	-	-	-
Lease commissions	26,000	26,000	-	-	-
Capital projects	27,000	27,000	-	-	-

(1)	Amounts include principal payments under notes payable based on contractual payments over the respective term of each loan.
(2)	Obligations above exclude outstanding debt and interest payments on outstanding debt obligations on Waianae Mall which was classified as held for sale on the December 31, 2012 balance sheet. Balance of outstanding debt obligations as of December 31, 2012 for Waianae Mall was $19,750,000. Waianae Mall was sold on January 22, 2013.
(3)	Projected interest payments are based on the outstanding principal amounts and interest rates in effect at December 31, 2012 (consisting of the contractual interest rate). We incurred interest expense of $11,856,000 during the year ended December 31, 2012, including amortization of deferred financing costs totaling $2,009,000.
(4)	Represents obligations for tenant improvements under tenant leases as of December 31, 2012.

(5)	Represents our ground lease obligation on Lahaina Gateway that we assumed in connection with the acquisition of the property in November 2012. The lease term is for a period of 55 years commencing February 2, 2005 and expiring February 1, 2060.

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, we through our subsidiary, granted a lender a profit participation in the property equal to 25% of the net profits received by us upon the sale of the property (the “Profit Participation Payment”). Net profits is calculated as (1) the gross proceeds received by us upon a sale of the property in an arms-length transaction at market rates to third parties less (2) the sum of: (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with us including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with us and incurred by us in connection with the sale; and (c) a stipulated amount of $3,200,000. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, we shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, we shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. Based on the estimated sale price as of December 31, 2012 and 2011, we have recorded an accrual for the estimated liability under the Profit Participation Payment.

Additionally, in connection with the acquisition financing on Osceola Village, we entered into a Master Lease Agreement (the “Master Lease”) with TNP SRT Osceola Village Master Lessee, LLC, a wholly owned subsidiary of our operating partnership (the Master Lessee). Pursuant to the Master Lease, TNP SRT Osceola Village leased to Master Lessee the approximately 23,000 square foot portion of Osceola Village which was not leased to third-party tenants as of the closing date (the “Premises”). The Master Lease provides that the Master Lessee will pay TNP SRT Osceola Village a monthly rent in an amount equal to $36,425, provided that such monthly amount will be reduced proportionally for each square foot of space at the premises subsequently leased to third-party tenants pursuant to leases which are reasonably acceptable to the lender and which satisfy certain criteria set forth in the Master Lease (“Approved Leases”). The Master Lease has a seven-year term, subject to earlier expiration upon the earlier to occur of (1) the date on which all available rentable space at the Premises is leased to third-party tenants pursuant to Approved Leases and (2) the date on which the mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale). The Master Lessee has no right to assign or pledge the Master Lease or to sublet any part of the premises without the prior written consent of TNP SRT Osceola Village and the lender. In connection with the acquisition of Osceola Village, TNP SRT Osceola Village obtained a mortgage (the “Osceola Loan”) from American National Insurance Company (“ANICO”). The Master Lease was assigned to ANICO pursuant to the assignment of leases and rents in favor of ANICO entered into by TNP SRT Osceola Village in connection with the Osceola Loan. Pursuant to the Master Lease, the Master Lessee acknowledges and agrees that upon any default by TNP SRT Osceola Village under any of the loan documents related to the Osceola Loan, ANICO will be entitled to enforce the assignment of the Master Lease to ANICO and replace TNP SRT Osceola Village under the Master Lease for all purposes.

Constitution Trail Contingency

In connection with the Constitution Trail financing, TNP SRT Constitution Trail, LLC, a wholly owned subsidiary of our operating partnership (“TNP SRT Constitution Trail”), TNP SRT Constitution Trail Master Lessee, LLC (the “Starplex Master Lessee”), a wholly owned subsidiary of our operating partnership, and our sponsor, entered into a Master Lease Agreement with respect to a portion of Constitution Trail (the “Starplex Master Lease”). Pursuant to the Starplex Master Lease, TNP SRT Constitution Trail leased to the Starplex Master Lessee an approximately 7.78 acre parcel of land included in the Constitution Trail property, and the approximately 44,064 square foot Starplex Cinemas building located thereon (the “Starplex Premises”). The Starplex Master Lease provides that, in the event that the annual gross sales from the Starplex premises are less than $2,800,000, then thereafter the Starplex Master Lessee will pay TNP SRT Constitution Trail a monthly rent in an amount equal to approximately $62,000 ($749,000 annually), subject to an offset based on any minimum annual rent for the Starplex premises received by TNP SRT Constitution Trail. The Starplex Master Lease will expire upon the earlier to occur of (1) December 31, 2018 and (2) the date on which the Constitution Trail mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale or refinancing of the Constitution Trail Loan). The Starplex Master Lessee has no right to assign or pledge the Starplex Master Lease or to sublet any part of the Starplex premises without the prior written consent of TNP SRT Constitution Trail and the lender of the mortgage loan.

Limitation on Total Operating Expenses

We reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, except that we will not reimburse our advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of: (1) 2% of our average invested assets, as defined in our charter, and (2) 25% of our net income, as defined in our charter, or the 2/25% Limit, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended December 31, 2012, our total operating expenses represented approximately 1.6% of our average invested assets, as defined in our charter. Total operating expenses as a ratio of net income is not applicable for the purpose of the 2/25% Limit test as we incurred a net loss for the year ended December 31, 2012. For the year ended December 31, 2012, our total operating expenses did not exceed the 2/25% Limit.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2012, we believe we are in compliance with the REIT qualification requirements.

Distributions

Prior to the termination of our initial public offering on February 7, 2013, we funded all of our cash distributions from proceeds from our initial public offering of common stock. Following the termination of our initial public offering, we may not be able to pay distributions from our cash from operations, in which case distributions may be paid in part from debt financing or from other sources. Distributions declared and distributions paid to our common stockholders and holders of common units in our operating partnership for the years ended December 31, 2012 and 2011 was as follows:

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	$0.05833	76,000	1,015,000	76,000	709,000	1,724,000
Fourth Quarter 2012 (4)	1,259,000	$0.05833	51,000	1,274,000	76,000	607,000	1,881,000
	$5,953,000		$258,000	$3,876,000	$275,000	$2,292,000	$6,168,000

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2011	$442,000	$0.05833	$-	$282,000	$-	$142,000	$424,000
Second Quarter 2011	548,000	$0.05833	21,000	338,000	3,000	168,000	506,000
Third Quarter 2011	698,000	$0.05833	49,000	435,000	50,000	206,000	641,000
Fourth Quarter 2011	920,000	$0.05833	49,000	554,000	50,000	283,000	837,000
	$2,608,000		$119,000	$1,609,000	$103,000	$799,000	$2,408,000

(1)	Distributions were declared monthly and calculated at a monthly distribution rate of $0.05833 per share of common stock and common units of our operating partnership.
(2)	Cash distributions were paid, and shares issued pursuant to our distribution reinvestment plan, on a monthly basis. Distributions (both cash and shares issued pursuant to our distribution reinvestment plan) for all record dates of a given month were paid approximately 15 days following month end.
(3)	None of the common unit holders of our operating partnership participated in our distribution reinvestment plan, which was terminated effective February 7, 2013.
(4)	Distributions were not declared for the month of December 2012 until January 18, 2013.

The tax composition of our distributions declared for the years ended December 31, 2012 and 2011 was as follows:

	2012	2011
Ordinary Income	— %	— %
Return of Capital	100%	100%

Total	100%	100%

On January 18, 2013, we declared and paid a distribution for December 2012 in the aggregate amount of $636,000, of which $390,000 was paid in cash and $246,000 was paid through our distribution reinvestment plan in the form of additional shares issued on or about January 18, 2013. For the years ended December 31, 2012 and 2011, cash amounts distributed to stockholders were funded from proceeds from our initial public offering and represented a 100% return of capital to stockholders.

Effective January 15, 2013, we announced that we will no longer be making monthly distributions. Quarterly distributions will be considered by our board of directors for 2013. As of March 19, 2013, we announced that we will not be making a quarterly distribution for the quarter ended March 31, 2013.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as our initial public offering where the price of a share of common stock was a stated value and there was no regular net asset value determinations during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

We also present MFFO, calculated as discussed above, adjusted for the non-cash amortization of deferred financing costs and non-recurring non-cash allocations of organizational costs, or adjusted MFFO. We opted to use substantial short-term and medium-term borrowings to acquire properties in advance of raising equity proceeds under our initial public offering in order to more quickly build a larger and more diversified portfolio. Noncash interest expense represents amortization of financing costs paid to secure short-term and medium-term borrowings. GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. Management believes that the measure resulting from an adjustment to MFFO for noncash interest expense, provides supplemental information that allows for better comparability of reporting periods. We also believe that adjusted MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in significant acquisition and short-term borrowing activities. Like FFO and MFFO, adjusted MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Further, adjusted MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance.

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

Our calculation of FFO, MFFO and Adjusted MFFO and the reconciliation to net income (loss) is presented in the following table for the years ended December 31, 2012 and 2011:

	For the Year
	Ended December 31,
FFO, MFFO and Adjusted MFFO	2012	2011
Net (loss) income	$ (17,818,000)	$ 2,310,000
Adjustments (1):
Bargain purchase gain	-	(9,617,000)
(Gain)/loss on disposal of assets	(110,000)	(963,000)
Depreciation of real estate	6,163,000	1,433,000
Depreciation of real estate - discontinued operations	890,000	976,000
Amortization of in place leases and other intangibles	4,066,000	1,768,000
Amortization of in place leases and other intangibles - discontinued operations	489,000	788,000
FFO	(6,320,000)	(3,305,000)

FFO per share - basic	$ (0.67)	$ (0.89)

FFO per share - diluted	$ (0.67)	$ (0.89)

Adjustments:
Straight-line rent (2)	(882,000)	(300,000)
Straight-line rent - discontinued operations (2)	(28,000)	(59,000)
Transaction expenses (3)	7,163,000	4,274,000
Amortization of above market leases (4)	932,000	355,000
Amortization of above market leases - discontinued operations (4)	120,000	147,000
Amortization of below market leases (4)	(706,000)	(155,000)
Amortization of below market leases - discontinued operations (4)	(401,000)	(583,000)
Accretion of discounts on debt investments - discontinued operations	(65,000)	(73,000)
Amortization of debt premiums	-	65,000
Realized losses from the early extinguishment of debt (5)	1,168,000	101,000
MFFO	981,000	467,000

MFFO per share - basic	$ 0.10	$ 0.13

MFFO per share - diluted	$ 0.10	$ 0.13

Adjustments:
Amortization of deferred financing costs (6)	1,079,000	411,000
Non-recurring non-cash allocation of organization costs (7)	118,000	-
Adjusted MFFO	$ 2,178,000	$ 878,000

Adjusted MFFO per share - basic	$ 0.23	$ 0.24

Adjusted MFFO per share - diluted	$ 0.23	$ 0.24

Net loss per share - basic (8)	$ (1.81)	$ 0.57

Net loss per share - diluted (8)	$ (1.81)	$ 0.57

Weighted average common shares outstanding - basic	9,425,747	3,698,518

Weighted average common shares outstanding - diluted	9,425,747	3,702,016

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO. In particular, for the year ended December 31, 2011, our calculation of MFFO does not adjust for the reversal of $213,000 of asset management fees that were included in the prior year.

(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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
our stockholders.

(4)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(5)	Relates to the write-off of unamortized deferred financing costs as a result of refinancing as well as the prepayment and exit fees on the early extinguishment of debt.

(6)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.

(7)	Adjustment for the non-recurring non-cash allocation from offering costs to organization expense.

(8)	Net loss per share relates to both common stockholders and non-controlling interests.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Termination of Initial Public Offering

We commenced our initial public offering of up to $1,100,000,000 in shares of common stock on August 7, 2009. On February 7, 2013, we terminated our initial public offering and ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. On February 20, 2013, we deregistered the 88,966,650 shares of our common stock that remained unsold under the registration statement on Form S-11 (File No. 333-154975) for our initial public offering, including all shares registered for issuance under our distribution reinvestment plan. As of the termination of our initial public offering on February 7, 2013, we had accepted subscriptions for, and issued, 10,969,714 shares of our common stock (net of share redemptions), including 391,182 shares of our common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $108,357,000.

Withdrawal of Follow-on Offering

On June 15, 2012, we filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $900,000,000 in shares of our common stock. However, we subsequently determined not to proceed with the registration and sale of our common stock in our follow-on public offering. On March 1, 2013, we requested that the SEC withdraw the registration statement for our contemplated follow-on public offering, effective immediately. The registration statement for our follow-on public offering was never declared effective by the SEC and we sold no shares pursuant to the registration statement. We currently do not expect to commence a follow-on public offering.

Property Dispositions

On January 22, 2013, we sold the Waianae Mall in Waianae, Hawaii to an unaffiliated buyer for a sales price of $29,763,000. The final sales price of $29,763,000 represented a reduction of approximately $737,000 from the original sales price of $30,500,000 related to buyer credits for tenant improvement and repair allowances and property conditions. We originally acquired the Waianae Mall in June 2010 for $25,688,000. The mortgage on the Waianae Mall with an outstanding balance of $19,716,933 was assumed by the buyer in connection with the sale. We utilized a portion of the sale proceeds to repay unpaid broker commissions of $1,530,000 related to the Lahaina Gateway acquisition and to pay broker commissions of $595,000 related to the sale of Waianae Mall. Net sale proceeds received by us were $7,089,000. We incurred a disposition fee to our advisor of $893,000 in connection with the sale, which was paid outside of closing.

On February 19, 2013, we completed the sale of the McDonalds pad at the Willow Run property to the lessee, McDonalds Real Estate Company, for a sale price of $1,050,000. Net proceeds from the sale of $983,000 were used to pay down the outstanding balance under our KeyBank credit facility. A disposition fee of $31,500 was paid at closing to our advisor in connection with the sale.

Loan Defaults

Under the KeyBank credit facility, we are required to comply with certain restrictive and financial covenants. In January 2013, we became aware of a number of events of default under the KeyBank credit facility relating to, among other things, our failure to use the net proceeds from our sale of our shares in our public offering and the sale of our assets to repay our borrowings under the KeyBank credit facility as required by the KeyBank credit facility and our failure to satisfy certain financial covenants under the KeyBank credit facility. We, our operating partnership, certain subsidiaries of our operating partnership which are borrowers under the KeyBank credit facility and KeyBank are in the progress of finalizing a forbearance agreement which will amend the terms of the KeyBank credit facility and provide for certain additional agreements with respect to the existing events of default. We expect to execute the forbearance agreement in April 2013; however, there is no guarantee that we will enter into the forbearance agreement on the terms currently contemplated, or at all. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 (Notes Payable) to our consolidated financial statements included in this Annual Report for additional information on the terms of the forbearance agreement.

On January 14, 2013, we received a letter of default from DOF IV REIT Holdings, LLC, or DOF, in connection with the certain Guaranty of Recourse Obligations by us and Anthony W. Thompson, our Chairman and Co-Chief Executive Officer, for the benefit of DOF, pursuant to which we and Mr. Thompson guaranteed the obligations of TNP SRT Lahaina Gateway, LLC, or TNP SRT Lahaina, an indirect subsidiary of our operating partnership, under the loan from DOF to TNP SRT Lahaina in the aggregate principal amount of $29,000,000, which we refer to as the “Lahaina loan.” The letter of default from DOF stated that two events of default existed under the Lahaina loan as a result of the failure of TNP SRT Lahaina to (1) pay a deposit into a rollover account, and (2) pay two mandatory principal payments. DOF requested payment of the missed deposit into the rollover account, the two overdue mandatory principal payments, and late payment charges and default interest in the aggregate amount of $1,280,516 by January 18, 2013. On January 22, 2013, we used a portion of the proceeds from our sale of the Waianae Mall (discussed above) to pay the entire amount requested by DOF and cure the events of default under the Lahaina loan.

Distributions

On January 18, 2013, we declared and paid distributions for the month of December 2012 in the aggregate amount of $636,000, of which $390,000 was paid in cash and $246,000 was paid through our distribution reinvestment plan in the form of additional shares issued on or about January 18, 2013. Total dividends paid to holders of common units of our operating partnership for the same period were $25,000.

Effective January 15, 2013, we announced that we will no longer be making monthly distributions. Quarterly distributions will be considered by our board of directors for 2013. As of March 19, 2013, we announced that we will not be making a quarterly distribution for the quarter ended March 31, 2013.

Suspension of Share Redemption Program

Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. We intend to reevaluate our capacity to resume share redemptions after transitioning to a new advisor and addressing our liquidity issues. However, there is no guarantee that we will resume share redemptions in the short term or at all.

In February 2013, we made an arrangement with the estate of a deceased stockholder, whose shares of common stock were accepted for redemption in the fourth quarter of 2012, to redeem all such stockholder’s shares for an aggregate purchase price of $636,000, payable in three equal installments during 2013.

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

The table below summarizes the book values and the weighted-average interest rates of our notes payable and KeyBank credit facility for each category as of December 31, 2012 based on the maturity dates and the notional amounts and average pay rates as of December 31, 2012 based on maturity dates:

	Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total
Variable-rate debt:
Credit Facility (1)	$38,438,000	$-	$-	$-	$-	$-	$38,438,000
Weighted-average interest rate (2)	5.50%	-	-	-	-	-	5.50%
Fixed-rate debt:
Mortgages/Secured Term Loans (1)	-	5,270,000	1,250,000	18,119,000	94,045,000	33,455,000	152,139,000
Weighted-average interest rate (2)	-	15.00%	8.00%	6.33%	6.91%	5.29%	6.78%
Total	$38,438,000	$5,270,000	$1,250,000	$18,119,000	$94,045,000	$33,455,000	$190,577,000

(1)	Principal maturities are based on the carrying value of the debt as of December 31, 2012 and does not reflect any anticipated principal reductions prior to maturity.
(2)	The weighted-average interest rate represents the actual interest rate of the maturing debt as of December 31, 2012.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At December 31, 2012, the fair value of our fixed rate debt was $152,882,000 and the carrying value of our fixed rate debt was $152,139,000. The fair value estimate of our fixed rate debt was estimated using present value techniques utilizing contractual cash outflows and observable interest rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at December 31, 2012. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

At December 31, 2012, the fair value and carrying value of our variable rate debt was $38,438,000. Movements in interest rates on our variable rate debt would change our cash flows, but would not significantly affect the fair value of our debt. At December 31, 2012, we were exposed to market risks related to fluctuations in interest rates on $38,438,000 of variable rate debt outstanding. Our variable rate debt outstanding bears interest at the lesser of (1) the Adjusted LIBOR Rate (Index) as defined in the KeyBank credit facility plus 3.50% per annum, or (2) the maximum rate of interest permitted by applicable law. The Index is further subject to a floor rate of 2.00%, resulting in a fully indexed floor rate of 5.50%. We estimate that a hypothetical increase or decrease in interest rates of 100 basis points would have no impact on future earnings as the floor rate would continue to be in effect. The one month LIBOR rate was 0.21% at December 31, 2012.

The weighted-average interest rates of our fixed rate debt and variable rate debt at December 31, 2012 were 6.78% and 5.50%, respectively. The weighted-average interest rate represents the actual interest rate in effect at December 31, 2012 (consisting of the contractual interest rate).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our Consolidated Financial Statements and supplementary data can be found beginning on Page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our Co-Chief Executive Officers and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

In assessing our internal control over financial reporting, our management considered that during the quarter ended June 30, 2012, we identified a significant deficiency in our internal control over financial reporting related to our making certain prepayments of acquisition fees and financing fees to our advisor prior to the closing of the transactions. In each case, the fees were ultimately earned by the advisor. We have taken steps to develop additional internal controls and procedures to remediate this significant deficiency in our internal control over financial reporting, including: (a) the appointment of a new Chief Financial Officer who is independent from the advisor and has no involvement with the advisor’s affairs; (b) dual approval for payments of non-operating expenditures, including payments to our advisor for transactions, for which one of the approvers must be an independent director; and (c) the formation of a special committee of the board of directors comprised entirely of our independent directors. The special committee has the maximum power delegable to a committee of the board of directors under Maryland law and has the authority to (1) engage its own financial and legal advisors; (2) execute, deliver and file or to cause to be executed, delivered and filed all agreements, documents and instruments in our name and on our behalf as the special committee may deem necessary, convenient or appropriate; (3) expend money on our behalf; and (4) to the maximum extent permitted by applicable law, keep private from our board of directors and our officers the minutes of its meetings and other matters.

Based on its assessment, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursurant to the rules of the SEC applicable to smaller reporting companies.

Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B. OTHER INFORMATION

On October 30, 2012, and effective as of November 3, 2012, we entered into an employment arrangement with Dee R. Balch, our Chief Financial Officer, Treasurer and Secretary. Pursuant to the employment arrangement, we will pay Ms. Balch an annual base salary of $190,000. On April 30, 2013, Ms. Balch will receive (1) a retention bonus equal to 20% of her base annual salary provided she remains employed by us as of that date, and (2) a performance bonus equal to up to 30% of her base annual salary based upon her individual performance as assessed by our Audit Committee. Ms. Balch will also be entitled to receive additional bonus compensation in the future, subject to the terms of a separate employment agreement with us. Ms. Balch will accrue five weeks of paid time off per year and effective December 1, 2012 will be eligible to participate in our employee benefits plan. The terms of Ms. Balch’s employment arrangement is at-will and may be terminated at any time and for any reason.

Prior to her employment by us, Ms. Balch was compensated by our sponsor for the services she provided to us as our Chief Financial Officer, Treasurer and Secretary. Effective November 2, 2012, Ms. Balch’s employment with our sponsor was terminated.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM  11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER                     MATTERS

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2013 annual meeting of stockholders.

PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on the following page hereof.

2.	Financial Statement Schedules —

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

(b) See (a) 3 above.

(c) See (a) 2 above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

TNP Strategic Retail Trust, Inc.:

We have audited the accompanying consolidated balance sheet of TNP Strategic Retail Trust, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, equity, and cash flows for each of the years then ended. Our audits also included the financial statement schedule III listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Strategic Retail Trust, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ McGladrey LLP

Irvine, California

March 29, 2012

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2012	2011
ASSETS
Investments in real estate
Land	$ 61,449,000	$ 36,455,000
Building and improvements	161,703,000	78,401,000
Tenant improvements	11,846,000	4,980,000
	234,998,000	119,836,000
Accumulated depreciation	(7,992,000)	(1,901,000)
Investments in real estate, net	227,006,000	117,935,000
Cash and cash equivalents	1,707,000	2,052,000
Restricted cash	4,283,000	806,000
Prepaid expenses and other assets, net	1,187,000	3,132,000
Amounts due from affiliates	1,063,000	-
Tenant receivables, net of allowance for doubtful accounts of $326,000 and $176,000, respectively	3,180,000	987,000
Lease intangibles, net	33,735,000	15,182,000
Assets held for sale	25,771,000	26,680,000
Deferred costs
Organization and offering	-	1,269,000
Financing fees, net	3,527,000	2,527,000
Total deferred costs, net	3,527,000	3,796,000
TOTAL	$ 301,459,000	$ 170,570,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable	$ 190,577,000	$ 91,939,000
Accounts payable and accrued expenses	5,592,000	2,360,000
Amounts due to affiliates	755,000	1,438,000
Other liabilities	3,303,000	2,137,000
Liabilities related to assets held for sale	21,277,000	22,456,000
Below market lease intangibles, net	11,828,000	1,996,000
Total liabilities	233,332,000	122,326,000
Commitments and contingencies
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized, 10,893,227 issued and outstanding at December 31, 2012, 6,007,007 issued and outstanding at December 31, 2011	109,000	60,000
Additional paid-in capital	95,567,000	53,187,000
Accumulated deficit	(30,160,000)	(7,143,000)
Total stockholders' equity	65,516,000	46,104,000
Non-controlling interests	2,611,000	2,140,000
Total equity	68,127,000	48,244,000
TOTAL	$ 301,459,000	$ 170,570,000

See accompanying notes to consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011
Revenue:
Rental and reimbursements	$ 23,378,000	$ 6,527,000
Interest income on mortgage notes	-	598,000
	23,378,000	7,125,000
Expense:
Operating and maintenance	8,248,000	2,185,000
General and administrative	3,745,000	2,163,000
Depreciation and amortization	10,229,000	2,644,000
Transaction expenses	7,163,000	4,143,000
Interest expense	11,856,000	4,187,000
	41,241,000	15,322,000
Loss before other income	(17,863,000)	(8,197,000)

Other income:
Bargain purchase gain	-	9,617,000
(Loss) income before discontinued operations	(17,863,000)	1,420,000

Discontinued operations:
Income (loss) from discontinued operations	(65,000)	(73,000)
Gain on sale of real estate	110,000	963,000
Income from discontinued operations	45,000	890,000

Net (loss) income	(17,818,000)	2,310,000
Net (loss) income attributable to non-controlling interests	(754,000)	188,000
Net (loss) income attributable to common stockholders	$ (17,064,000)	$ 2,122,000

Basic earnings (loss) per common share:
Continued operations	$ (1.81)	$ 0.33
Discontinued operations	-	0.24
Net (loss) earnings applicable to common shares	$ (1.81)	$ 0.57

Diluted earnings (loss) per common share:
Continued operations	$ (1.81)	$ 0.33
Discontinued operations	-	0.24
Net (loss) earnings applicable to common shares	$ (1.81)	$ 0.57
Weighted average shares outstanding used to calculate earnings (loss) per common share:
Basic	9,425,747	3,698,518
Diluted	9,425,747	3,702,016

See accompanying notes to consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Stockholders' Equity	Non-controlling Interests	Total Equity

BALANCE — December 31, 2010	2,382,317	$24,000	$20,792,000	$(6,657,000)	$14,159,000	$(3,000)	$14,156,000
Issuance of common shares	3,541,924	35,000	35,387,000	-	35,422,000	-	35,422,000
Issuance of common shares under DRIP	84,045	1,000	798,000	-	799,000	-	799,000
Issuance of common units	-	-	513,000	-	513,000	2,074,000	2,587,000
Redemptions of common shares	(16,279)	-	(163,000)	-	(163,000)	-	(163,000)
Offering costs	-	-	(4,283,000)	-	(4,283,000)	-	(4,283,000)
Restricted stock grants	15,000	-	-	-	-	-	-
Deferred stock compensation	-	-	143,000	-	143,000	-	143,000
Distributions	-	-	-	(2,608,000)	(2,608,000)	(119,000)	(2,727,000)
Net income	-	-	-	2,122,000	2,122,000	188,000	2,310,000
BALANCE — December 31, 2011	6,007,007	$60,000	$53,187,000	$(7,143,000)	$46,104,000	$2,140,000	$48,244,000
Issuance of common shares	4,733,816	47,000	47,042,000	-	47,089,000	-	47,089,000
Issuance of common shares under DRIP	253,833	3,000	2,289,000	-	2,292,000	-	2,292,000
Issuance of common units	-	-	(112,000)	-	(112,000)	1,483,000	1,371,000
Redemptions of common shares	(113,929)	(1,000)	(1,137,000)	-	(1,138,000)	-	(1,138,000)
Offering costs	-	-	(5,821,000)	-	(5,821,000)	-	(5,821,000)
Restricted stock grants	12,500	-	-	-	-	-	-
Deferred stock compensation	-	-	119,000	-	119,000	-	119,000
Distributions	-	-	-	(5,953,000)	(5,953,000)	(258,000)	(6,211,000)
Net loss	-	-	-	(17,064,000)	(17,064,000)	(754,000)	(17,818,000)
BALANCE — December 31, 2012	10,893,227	$109,000	$95,567,000	$(30,160,000)	$65,516,000	$2,611,000	$68,127,000

See accompanying notes to consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$ (17,818,000)	$ 2,310,000
Income from discontinued operations	45,000	890,000
(Loss) income from continuing operations	(17,863,000)	1,420,000
Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities:
Bargain purchase gain	-	(9,617,000)
Straight-line rent	(882,000)	-
Interest paid in kind	-	376,000
Amortization of deferred costs and note payable premium/discount	2,125,000	330,000
Depreciation and amortization	10,229,000	2,644,000
Amortization of above and below-market leases	300,000	58,000
Bad debt expense	291,000	81,000
Stock-based compensation expense	119,000	143,000
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	2,298,000	(542,000)
Tenant receivables	(1,602,000)	(661,000)
Accounts payable and accrued expenses	2,049,000	1,674,000
Prepaid rent	746,000	268,000
Amounts due to affiliates	456,000	(472,000)
Other liabilities	1,866,000	138,000
Net change in restricted cash for operational expenditures	(1,659,000)	104,000
Net cash used in operating activities - continuing operations	(1,527,000)	(4,056,000)
Net cash provided by operating activities - discontinued operations	975,000	1,257,000
	(552,000)	(2,799,000)
Cash flows from investing activities:
Investments in real estate and real estate lease intangibles	(134,155,000)	(75,224,000)
Investments in notes receivable	-	(18,000,000)
Improvements, capital expenditures, and leasing costs	(799,000)	(483,000)
Tenant lease incentive	(23,000)	-
Real estate deposits	-	(1,550,000)
Net change in restricted cash for capital expenditures	(632,000)	(19,000)
Net cash used in investing activities - continuing operations	(135,609,000)	(95,276,000)
Net cash provided by investing activities - discontinued operations	6,755,000	1,948,000
	(128,854,000)	(93,328,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	47,089,000	35,423,000
Redemption of common stock	(502,000)	(163,000)
Distributions	(4,151,000)	(1,714,000)
Payment of offering costs	(5,821,000)	(4,283,000)
Due from advisor for excess offering costs	(1,050,000)	-
Proceeds from notes payable	169,268,000	96,960,000
Repayment of notes payable	(70,630,000)	(26,297,000)
Payment of loan fees and financing costs	(3,007,000)	(2,101,000)
Net change in restricted cash for financing activities	(1,185,000)	(750,000)
Net cash provided by financing activities - continuing operations	130,011,000	97,075,000
Net cash used in financing activities - discontinued operations	(950,000)	(382,000)
	129,061,000	96,693,000
Net increase (decrease) in cash and cash equivalents	(345,000)	566,000
Cash and cash equivalents – beginning of period	2,052,000	1,486,000
Cash and cash equivalents – end of period	$ 1,707,000	$ 2,052,000

See accompanying notes to consolidated financial statements.

	Year Ended December 31,
	2012	2011

Supplemental disclosure of non-cash financing and investing activities:
Common units issued in acquisition of real estate	$1,371,000	$2,587,000
Issuance of common stock under the DRIP	$2,292,000	$799,000
1031 Exchange proceeds	$3,760,000	$4,014,000
Distributions declared but not paid	$—	$215,000
Cash paid for interest	$9,683,000	$5,106,000
See accompanying notes to consolidated financial statements

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of its common stock to the public in its primary offering at $10.00 per share and 10,526,316 shares of its common stock to the Company’s stockholders at $9.50 per share pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. On February 7, 2013, the Company terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP. As of December 31, 2012, the Company had accepted subscriptions for, and issued, 10,893,227 shares of common stock in the Offering (net of share redemptions), including 365,242 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $107,609,000. As of the termination of the Offering on February 7, 2013, the Company had accepted subscriptions for, and issued, 10,969,714 shares of common stock (net of share redemptions), including 391,182 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $108,357,000.

On June 15, 2012, the Company filed with the SEC a registration statement on Form S-11 to register up to $900,000,000 in shares of the Company’s common stock in a follow-on public offering. The Company subsequently determined not to proceed with the contemplated follow-on public offering and on March 1, 2013, the Company requested that the SEC withdraw the registration statement for the follow-on public offering, effective immediately. As a result of the termination of the Offering and the withdrawal of the registration statement for the Company’s follow-on public offering, offering proceeds are not currently available to fund the Company’s cash needs, and will not be available until the Company is able to successfully engage in an offering of its securities. The Company currently does not expect to commence a follow-on offering.

The Company is externally advised by TNP Strategic Retail Advisor, LLC, a Delaware limited liability company (“Advisor”). Subject to certain restrictions and limitations, Advisor provides certain services to the Company pursuant to an advisory agreement with the Company. The Company is currently negotiating with Glenborough, LLC and its affiliates (“Glenborough”) to replace the Advisor. Glenborough is a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of high quality commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry. The Company’s board of directors is actively engaged in ongoing negotiations regarding the transition to Glenborough as the Company’s external advisor and the termination of the current advisory agreement and the property management agreements with respect to the Company’s properties. However, any change to the Company’s advisor or the Company’s property manager will require the consent of a number of the Company’s significant lenders, which the Company is still in the process of negotiating. The Company can give no assurance that it will be able to secure such lender consents or come to terms with Glenborough with respect to the transition. In December 2012, the Company entered into a consulting agreement with Glenborough to assist the Company through the advisor change process. Pursuant to the consulting agreement, the Company pays Glenborough a monthly consulting fee of $75,000 and reimburses Glenborough for its reasonable out-of-pocket expenses. The consulting agreement is terminable by either party upon 10 business days’ written notice.

Substantially all of the Company’s business is conducted through TNP Strategic Retail Trust Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The initial limited partners of the OP were Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“Holdings”). Advisor has invested $1,000 in the OP in exchange for common units of the OP (“Common Units”) and Holdings has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of December 31, 2012 and 2011, the Company owned 96.2% and 95.4%, respectively, of the limited partnership interest in the OP. As of December 31, 2012 and 2011, Advisor owned 0.01% and 0.02%, respectively, of the limited partnership interest in the OP. Holdings owned 100% of the outstanding Special Units as of December 31, 2012 and 2011.

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

The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses and interest on outstanding indebtedness and the payment of distributions to stockholders. Substantially all of the proceeds of the completed Offering have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of various fees and expenses such as acquisition fees and management fees and for payment of distributions to stockholders. As discussed below, the Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to the Company from any offering of its securities that it conducts in the future. The Company expects that its investment activities will be reduced for the foreseeable future until it is able to engage in an offering of its securities or is able to identify other significant sources of financing. The Company also has suspended its share redemption program and dividend distributions until an improvement in liquidity and capital resources occurs following the completion of the advisor transition, as well as the refinancing of the Company’s credit agreement with KeyBank National Association (“KeyBank”).

On August 2, 2012, the Company, the OP and Advisor entered into an amendment to the Company’s advisory agreement, effective as of August 7, 2012, which, among other things, established a requirement that the Company maintain at all times a cash reserve of at least $4,000,000 and provided that Advisor may deploy any cash proceeds in excess of the cash reserve for the Company’s business pursuant to the terms of the advisory agreement. As a result of the significant cash required to complete the Company’s acquisition of the Lahaina Gateway property on November 9, 2012, and the additional cash required by the mortgage lender for the Lahaina Gateway property acquisition for reserves and mandatory principal payments, the Company’s cash and cash equivalents have fallen to approximately $1,700,000 at December 31, 2012, significantly below the $4,000,000 cash reserve required under the advisory agreement. The Company’s cash and cash equivalents is likely to fall further and may remain significantly limited until the Company finds other sources of cash, such as from borrowings, sales of equity capital or sales of assets. Although no assurances may be given, the Company believes that its current cash from operations will be sufficient to support the Company’s ongoing operations including it’s debt service payments.

The Company has invested in a portfolio of income-producing retail properties throughout the United States, with a focus on grocery anchored multi-tenant retail centers in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. As of December 31, 2012, the Company’s portfolio comprised of 21 properties (with one property held for sale) with approximately 2,209,893 rentable square feet of retail space located in 14 states. As of December 31, 2012, the rentable space at the Company’s retail properties was 87% leased.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

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

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2012, the Company did not have any joint ventures or variable interests in any variable interest entities.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

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

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in accounts receivable on the consolidated balance sheets, was $1,380,000 and $500,000 at December 31, 2012 and 2011, respectively.

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

The Company recognizes gains or losses on sales of real estate in accordance with ASC 360. Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) the Company’s receivable, if any, is not subject to future subordination; and (d) the Company has transferred to the buyer the usual risks and reward of ownership, and the Company does not have a substantial continuing involvement with the property. The results of operations of income producing properties where the Company does not have a continuing involvement are presented in the discontinued operations section of the Company’s consolidated statements of operations when the property has been classified as held-for-sale or sold.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Investments in Real Estate and Mortgage Notes Receivable

Real Estate

Real property is recorded at cost, less accumulated depreciation and amortization. Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Costs related to business combinations are expensed as incurred, and are included in transaction expense in the Company’s consolidated statements of operations.

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

Mortgage Notes Receivable

Mortgage notes receivable are recorded at amortized cost, net of loan loss reserves (if any), and evaluated for impairment at each reporting period. There was no mortgage notes receivable outstanding at December 31, 2012 and 2011.

In June 2011, the Company purchased three distressed mortgage notes for an aggregate purchase price of $18.0 million and financed the purchase with (1) proceeds from the Offering and (2) a $15,300,000 loan secured by the mortgage notes. In October 2011, the Company foreclosed on the collateral retail property securing the mortgage notes, commonly known as Constitution Trail Shopping Center located in Normal, Illinois (“Constitution Trail”) with a fair value of $27.8 million. The Company recorded the foreclosed property at its fair value and recognized a bargain purchase gain of $9,617,000 in 2011. The fair value was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the date of the foreclosure in October 2011.

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

Transaction costs are expensed as incurred and costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the year ended December 31, 2012, the Company acquired ten properties for an aggregate purchase price of $134.4 million (Note 3). The Company recorded these acquisitions as business combinations and incurred direct acquisition expense of $5,877,000 for the year ended December 31, 2012, including acquisition fees to Advisor of approximately $3,369,000 (Note 11).

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

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

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. The Company did not record any impairment loss on its investments in real estate and related intangible assets during the years ended December 31, 2012 and 2011.

Assets Held-for-Sale and Discontinued Operations

When certain criteria are met, long-lived assets are classified as held-for-sale and are reported at the lower of their carrying value or their fair value less costs to sell and are no longer depreciated. The prior years carrying value of assets and liabilities of properties held for sale, if previously held, have been retrospectively reclassified in the accompanying consolidated balance sheet for comparative purposes. Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held-for-sale and (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

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

When available, the Company utilizes quoted market prices or other observable inputs (Level 2 inputs), such as interest rates or yield curves, from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to use significant judgement to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for an asset owned by it to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another a present value technique that considers the future cash flows based on contractual obligations discounted by an observed or estimated market rates of comparable liabilities. The use of contractual cash flows with regard to amount and timing significantly reduces the judgement applied in arriving at fair value.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, the Company does not obtain security from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of December 31, 2012, Publix is the Company’s largest tenant and accounted for approximately 99,979 square feet, or approximately 5% of the Company’s gross leasable area, and approximately $1,040,000, or 4% of the Company’s annual minimum rent. No other tenant accounted for over 5% of the Company’s annual minimum rent. There were no outstanding receivables from this tenant at December 31, 2012.

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2012, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 14 years with a weighted-average remaining term (excluding options to extend) of 9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $651,000 and $260,000 as of December 31, 2012 and 2011, respectively.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Reclassification

Certain amounts from the prior year have been reclassified to conform to current year presentation. Assets sold or held-for-sale and associated liabilities have been reclassified on the consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the consolidated statements of operations and consolidated statements of cash flows. Additionally, additional paid-in capital and accumulated deficit have been retrospectively reclassified in the accompanying consolidated balance sheet and consolidated statement of equity at December 31, 2011 for a classification correction.

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment". ASU No. 2012-02 is intended to reduce the cost and complexity of testing indefinite-lived intangible assets, other than goodwill, for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and earlier adoption is permitted. The adoption of ASU No. 2012-02 is not expected to have a material impact to the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-10, “Derecognition of in Substance Real Estate”. The amendments in ASU 2011-10 resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to the derecognition of in substance real estate when the parent ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate because of a default by the subsidiary on its nonrecourse debt. The guidance emphasizes that the accounting for such transactions is based on their substance rather than their form. The amendments in the ASU should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. The guidance is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. The adoption and implementation of ASU No. 2011-10 is not expected to have a material impact to the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs (“ASU No. 2011-04”). ASU No. 2011-04 updates and further clarifies requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU No. 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU No. 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of ASU No. 2011-04 on January 1, 2012 did not have a material impact to the Company’s consolidated financial position, results of operations or cash flows.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

3. ACQUISITIONS

During the year ended December 31, 2012, the Company acquired the following ten properties:

								Intangibles
								Acquired	Above	Below
				Direct				In Place	Market	Market
		Acquisition	Purchase	Acquisition		Building and	Tenant	Lease	Lease	Lease
Property	Location	Date	Price	Expense	Land	Improvements	Improvements	Intangibles	Assets	Liabilities
Morningside Marketplace	Fontana, CA	1/9/2012	$18,050,000	$500,000	$6,515,000	$8,863,000	$1,073,000	$2,070,000	$227,000	$(698,000)
Woodland West Marketplace	Arlington, TX	2/3/2012	13,950,000	497,000	2,449,000	10,100,000	767,000	1,721,000	80,000	(1,167,000)
Ensenada Square	Arlington, TX	2/27/2012	5,025,000	158,000	1,015,000	3,451,000	371,000	569,000	65,000	(446,000)
Shops at Turkey Creek	Knoxville, TN	3/12/2012	4,300,000	146,000	1,416,000	2,327,000	71,000	291,000	252,000	(57,000)
Aurora Commons	Aurora, OH	3/20/2012	7,000,000	234,000	1,120,000	5,019,000	235,000	700,000	-	(74,000)
Florissant Marketplace	Florissant, MO	5/16/2012	15,250,000	482,000	2,817,000	11,664,000	609,000	2,390,000	194,000	(2,424,000)
Willow Run Shopping Center	Westminster, CO	5/18/2012	11,550,000	327,000	3,379,000	6,608,000	169,000	1,588,000	65,000	(259,000)
Bloomingdale Hills	Tampa, FL	6/18/2012	9,300,000	294,000	4,718,000	4,697,000	499,000	1,340,000	-	(1,954,000)
Visalia Marketplace	Visalia, CA	6/25/2012	19,000,000	519,000	5,450,000	10,667,000	1,198,000	2,661,000	2,797,000	(3,773,000)
Lahaina Gateway (1)	Lahaina, HA	11/9/2012	31,000,000	2,720,000	-	23,214,000	917,000	4,210,000	2,915,000	(256,000)
Total			$134,425,000	$5,877,000	$28,879,000	$86,610,000	$5,909,000	$17,540,000	$6,595,000	$(11,108,000)

Remaining weighted-average useful lives in years						42.1	9.9	7.7	8.3	21.9

(1) The Lahaina Gateway property is encumbered by a ground lease with an expiration date of February 1, 2060.

In connection with the acquisition of Lahaina Gateway in November 2012, the Company incurred acquisition expense of $1,530,000 associated with a third party broker that arranged the transaction. The payment to such third party broker was made in January 2013 and included in other liabilities on the consolidated balance sheet as of December 31, 2012.

During the year ended December 31, 2012, the Company incurred approximately $7,163,000 of acquisition-related costs in connection with completed acquisitions, as well as costs related to acquisitions that did not materialize, which are included in transaction expenses in the consolidated statements of operations.

The revenues and contribution to net loss recognized by the Company during the year ended December 31, 2012 for each of the properties acquired during the period are as follows:

Property	Revenue	Contribution to Net (Loss)
Morningside Marketplace	$2,107,000	$(465,000)
Woodland West Marketplace	1,710,000	(939,000)
Ensenada Square	500,000	(338,000)
Shops at Turkey Creek	399,000	(46,000)
Aurora Commons	715,000	(316,000)
Florissant Marketplace	1,313,000	(772,000)
Willow Run Shopping Center	855,000	(553,000)
Bloomingdale Hills	601,000	(452,000)
Visalia Marketplace	1,123,000	(903,000)
Lahaina Gateway	712,000	(3,044,000)
Total	$10,035,000	$(7,828,000)

Contribution to net (loss) presented above includes the respective property direct acquisition expense, which aggregated $5,877,000 for the year ended December 31, 2012.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

The sources of funds used for the ten acquisitions completed during the year ended December 31, 2012 are as follows:

	Purchase Price	Source of Funds							Total Consideration
		Proceeds from Offering	Issuance of Common Units	Borrowings
Property				Revolving Credit Agreement	Secured Loans / Mortgage	Other Borrowings	Advances from Affiliates	1031 Exchange Proceeds

Morningside Marketplace	$ 18,050,000	$ 3,575,000	$ -	$ 11,953,000	$ -	$ 1,128,000	$ 1,355,000	$ -	$ 18,011,000
Woodland West Marketplace	13,950,000	2,656,000	-	-	11,500,000	-	-	-	14,156,000
Ensenada Square	5,025,000	1,136,000	-	3,266,000	-	-	-	486,000	4,888,000
Shops at Turkey Creek	4,300,000	610,000	1,371,000	2,520,000	-	-	-	-	4,501,000
Aurora Commons	7,000,000	2,464,000	-	4,550,000	-	-	-	-	7,014,000
Florissant Marketplace	15,250,000	1,703,000	-	11,438,000	-	-	-	2,022,000	15,163,000
Willow Run Shopping Center	11,550,000	3,162,000	-	8,663,000	-	-	-	-	11,825,000
Bloomingdale Hills	9,300,000	9,266,000	-	-	-	-	-	-	9,266,000
Visalia Marketplace	19,000,000	4,794,000	-	14,250,000	-	-	-	-	19,044,000
Lahaina Gateway	31,000,000	1,435,000	-	-	29,000,000	-	-	1,252,000	31,687,000
Total	$ 134,425,000	$ 30,801,000	$ 1,371,000	$ 56,640,000	$ 40,500,000	$ 1,128,000	$ 1,355,000	$ 3,760,000	$ 135,555,000

The financial information set forth below summarizes the Company’s purchase price allocations for the properties acquired during the year ended December 31, 2012. The Company’s purchase price allocations are preliminary and may be subject to adjustments as the Company finalizes the valuations of the identifiable tangible and intangible assets acquired and liabilities assumed in these acquisitions.

Assets acquired:
Investments in real estate	$ 121,398,000
Acquired lease intangibles	17,540,000
Above-market leases	6,595,000
Other assets	1,909,000
147,442,000
Liabilities assumed:
Below-market leases	11,108,000
Accrued expenses and security deposits	779,000
11,887,000
Estimated fair value of net assets acquired	$ 135,555,000

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Pro Forma Financial Information

The following unaudited pro forma results of operations for the years ended December 31, 2012 and 2011 assume that the ten acquisitions completed during the year ended December 31, 2012 were completed as of January 1, 2011:

	For the Year Ended
	December 31,
	2012	2011
Revenues	$ 31,247,000	$ 23,405,000
Net loss	$ (14,712,000)	$ (8,263,000)

The December 31, 2012 and 2011 pro forma financials include actual results for Moreno Marketplace, Northgate Plaza, San Jacinto, Craig Promenade, Pinehurst Square East, Cochran Bypass, Topaz Marketplace, Osceola Village, Constitution Trail and Summit Point and pro forma results for Morningside Marketplace, Woodland West, Ensenada Square, Turkey Creek, Aurora Commons, Florissant Marketplace, Willow Run Shopping Center, Bloomingdale Hills, Visalia Marketplace and Lahaina Gateway.

Both periods exclude results for Waianae Mall which was classified as held for sale in the balance sheets at December 31, 2012 and 2011.

2011 Property Acquisitions

During the year ended December 31, 2011, the Company acquired seven retail properties (six multi-tenant and one single tenant): Craig Promenade, located in Las Vegas, NV, on March 30, 2011; Pinehurst Square, located in Bismark, ND, on May 26, 2011, Cochran Bypass, located in Chester, SC, on July 19, 2011, Topaz Marketplace, located in Hesperia, CA, on September 23, 2011, Osceola Village, located in Kissimmee, FL, on October 11, 2011, Constitution Trail, located in Normal, IL, on October 21, 2011; and Summit Point, located in Fayetteville, GA, on December 21, 2011 (collectively, the “2011 Acquisitions”). The Company purchased the 2011 Acquisitions for an aggregate purchase price of $101,935,000, plus closing costs. The Company financed the 2011 Acquisitions with net proceeds from the Offering of $17,960,000, $46,795,000 in new secured loans, loan from an affiliate of advisor and debt assumption; the drawdown of $26,500,000 from the Company’s revolving credit agreement (the “Credit Facility”) with KeyBank as discussed in Note 7, the issuance of 287,472 Common Units of the OP with a fair value of $2,587,000, $4,014,00 in 1031 exchange proceeds, and the assumption of other liabilities totaling $2,079,000. The Company expensed $3,968,000 of acquisition costs related to the 2011 Acquisitions.

The financial information set forth-below summarizes the Company’s purchase price allocations for the properties acquired during the year ended December 31, 2011:

Assets acquired:
Investments in real estate	$99,886,000
Acquired lease intangibles	12,275,000
Cash and restricted cash	15,000
Accounts receivable	102,000
Other assets	1,072,000

113,350,000

Liabilities assumed:
Below-market leases	1,425,000
Accrued expenses and security deposits	373,000

1,798,000

Estimated fair value of net assets acquired	$111,552,000

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

The Company acquired Constitution Trail after it foreclosed on the three distressed mortgage notes that the Company purchased for $18,000,000 in June 2012. The Company financed the payment of the purchase price for the mortgage notes with (1) proceeds from the Offering and (2) a $15,300,000 loan secured by the mortgage notes. As a result of obtaining a fee simple interest in Constitution Trail, the identifiable assets and liabilities assumed were measured at fair value, resulting in a bargain purchase gain of $9,617,000.

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company reports as discontinued operations properties held for sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the caption “Discontinued operations.”

On October 10, 2012, the Company entered into a purchase and sale agreement, as amended with a third party for the sale of the Waianae Mall in Waianae, Hawaii, for a sales price of $30,500,000. The Company classified assets and liabilities related to Waianae Mall as held for sale in the consolidated balance sheets at December 31, 2012 and 2011. The results of operations related to Waianae Mall were classified as discontinued operations for the years ended December 31, 2012 and 2011. In connection with the acquisition of the Waianae property in June 2010, the Company, through its subsidiary, entered into a Note and Mortgage Assumption Agreement, to assume all of the seller’s indebtedness and obligations under the loan agreement. The original principal amount of the Waianae loan was $22,200,000 and the outstanding principal balance of the Waianae loan as of the acquisition date was approximately $20,741,000. As of December 31, 2012 and 2011, there was $19,750,000 and $20,150,000 outstanding on the Waianae loan which was included in liabilities related to assets held for sale. The entire unpaid principal balance of the Waianae loan and all accrued and unpaid interest thereon was satisfied on January 22, 2013 in connection with the closing of the sale of the Waianae Mall. Interest expense related to the Waianae loan of $1,209,000 and $1,208,000 was included in discontinued operations for the years ended December 31, 2012 and 2011, respectively.

On December 4, 2012, the Company entered into a purchase and sale agreement, as amended, with a third party for the sale of the office building at the Aurora Commons property (acquired during 2012), for gross proceeds of $1,250,000. The Company classified assets and liabilities related to the office portion of the Aurora Commons property as held for sale in the consolidated balance sheet at December 31, 2012. The results of operations related to the office building at Aurora Commons from the acquisition date through December 31, 2012 were classified as discontinued operations.

For the year ended December 31, 2012, the Company sold five land parcels, representing portions of the Morningside Marketplace and Osceola Village properties, for an aggregate sale price of approximately $7,748,000 and recognized a net gain of $110,000. The results of operations for these five parcels and related net gain on sale are presented within discontinued operations in the accompanying consolidated statements of operations for all periods presented.

The Company’s discontinued operations for the year ended December 31, 2011 include the operating results of portions of the Company’s properties at Craig Promenade and San Jacinto Esplanade that were sold in the latter half of 2011 and the operating results related to the Osceola Village parcel and Waianae Mall for 2011.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

The components of income and expense relating to discontinued operations for the years ended December 31, 2012 and 2011 are shown below.

	Year Ended December 31,
	2012	2011
Revenues from rental property	$4,088,000	$4,450,000
Rental property expenses	1,526,000	1,551,000
Depreciation and amortization	1,380,000	1,764,000
Interest	1,247,000	1,208,000
Operating income from discontinued operations	(65,000)	(73,000)
Gain on sale of real estate	110,000	963,000
Income from discontinued operations	$45,000	$890,000

The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets are as follows:

	December 31,
	2012	2011
ASSETS
Investments in real estate
Land	$10,760,000	$11,786,000
Building and improvements	13,937,000	12,719,000
Tenant improvements	689,000	773,000
	25,386,000	25,278,000
Accumulated depreciation	(2,324,000)	(1,545,000)
Investments in real estate, net	23,062,000	23,733,000
Restricted cash	358,000	390,000
Prepaid expenses and other assets, net	37,000	-
Tenant receivables	261,000	210,000
Lease intangibles, net	1,955,000	2,223,000
Deferred financing fees, net	98,000	124,000
Assets held for sale	$25,771,000	$26,680,000
LIABILITIES
Notes payable	$19,571,000	$20,456,000
Accounts payable and accrued expenses	247,000	216,000
Other liabilities	235,000	159,000
Below market lease intangibles, net	1,224,000	1,625,000
Liabilities related to assets held for sale	$21,277,000	$22,456,000

Amounts above are being presented at their carrying value which the Company believes to be lower than their estimated fair value less costs to sell.

5. INTANGIBLES

As of December 31, 2012 and 2011, the Company’s lease intangibles and below-market lease liabilities (excluding fully amortized assets and liabilities and accumulated amortization) were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	December 31,		December 31,
	2012	2011	2012	2011
Cost	$ 39,853,000	$ 17,160,000	$ (12,764,000)	$ (2,171,000)
Accumulated amortization	(6,118,000)	(1,978,000)	936,000	175,000
	$ 33,735,000	$ 15,182,000	$ (11,828,000)	$ (1,996,000)

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Increases (decreases) in net income as a result of amortization of the Company’s lease intangibles and below-market lease liabilities for the years ended December 31, 2012 and 2011 were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	For the Year Ended December 31,		For the Year Ended December 31,
	2012	2011	2012	2011
Amortization and accelerated amortization	$(4,066,000)	$(1,768,000)	$782,000	$155,000

The scheduled amortization of lease intangibles and below-market lease liabilities as of December 31, 2012 was as follows:

	Acquired	Below-market
	Lease	Lease
	Intangibles	Intangibles
2013	$5,709,000	$(894,000)
2014	4,758,000	(839,000)
2015	4,035,000	(737,000)
2016	3,526,000	(659,000)
2017	3,152,000	(590,000)
Thereafter	12,555,000	(8,109,000)
	$33,735,000	$(11,828,000)

Other Intangible

In connection with the acquisition of Constitution Trail in October 2011, the Company was assigned the rights under a development agreement dated April 2006 entered into by the original property developer and the Town of Normal, Illinois pursuant to which the developer is entitled to receive reimbursements of $2.0 million plus 6.5% simple interest per annum in exchange for certain public improvements that were constructed by the developer that subsequently became the property of the Town of Normal. The reimbursements will be determined by the Town of Normal based on one half of the sales tax receipts remitted, and will be paid to the Company at least twice a year. The agreement terminates on the earlier of August 1, 2021 or when the $2.0 million plus accrued interest is fully paid. The Company estimated the fair value of the assigned development agreement on the acquisition date at $1.0 million based on the remaining term of the agreement and the amount paid through the acquisition date. The recorded intangible is being amortized to reduce income on a straight-line basis over the remaining term of the agreement, which amounted to $103,000 and $20,000 for the years ended December 31, 2012 and 2011, respectively.

6. PREPAID EXPENSES AND OTHER ASSETS

As of December 31, 2012 and 2011, the Company’s prepaid expenses and other assets consisted of the following:

	2012	2011
Sales tax rebate incentive, net	$878,000	$980,000
Prepaid expenses	129,000	451,000
Tenant lease incentive	100,000	-
Utility deposits and other	80,000	151,000
Real estate deposits	-	1,550,000
	$1,187,000	$3,132,000

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

7. DEBT

As of December 31, 2012 and 2011, the Company’s debt consisted of the following:

	Principal Balance		Interest Rates At
	December 31, 2012	December 31, 2011	December 31, 2012

Secured line of credit	$38,438,000	$42,968,000	5.50%
Secured term loans	60,706,000	-	5.10% - 10.00%
Mortgage loans	90,183,000	47,721,000	4.50% - 15.00%
Unsecured loan	1,250,000	1,250,000	8.00%
Total	$190,577,000	$91,939,000

During the years ended December 31, 2012 and 2011, the Company incurred $11,856,000 and $4,187,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $2,009,000 and $512,000, respectively. In connection with certain refinancings completed in January and June 2012, the Company wrote-off approximately $954,000 of the remaining unamortized deferred financing costs associated with the properties being refinanced. Interest expense for the year ended December 31, 2012 also included prepayment fees and exit fees totaling $238,000 related to the partial refinancing of the Constitution Trail Acquisition Loan and the early payoff of a loan used to finance the acquisition of the Morningside property.

As of December 31, 2012 and 2011, interest expense payable was $1,097,000 and $430,000, respectively.

The following is a schedule of principal payments for all of the Company’s notes payable outstanding as of December 31, 2012:

Amount
2013	$ 40,939,000
2014	7,075,000
2015	3,246,000
2016	18,595,000
2017	89,807,000
Thereafter	30,915,000
$ 190,577,000

KeyBank Credit Facility

On December 17, 2010, the Company, through its wholly owned subsidiary, TNP SRT Secured Holdings, LLC (“TNP SRT Holdings”), entered into the Credit Facility with KeyBank and certain other lenders (collectively, the “Lenders”) to establish a secured revolving credit facility with an initial maximum aggregate commitment of $35 million. The proceeds of the Credit Facility may be used by the Company for general corporate purposes, subject to the terms of the Credit Facility. The Credit Facility initially consisted of an A tranche (“Tranche A”) with an initial aggregate commitment of $25 million, and a B tranche (“Tranche B”) with an initial aggregate commitment of $10 million. Tranche B under the Credit Facility terminated as of June 30, 2011. The aggregate commitment under Tranche A was subsequently increased on multiple occasions and, as of December 31, 2012, had an aggregate commitment of $45 million. As discussed below, due to the Company’s default under the Credit Facility, the Company is in the procress of finalizing a forbearance agreement with KeyBank (See further discussion below) which, among other things, will convert the entire outstanding principal amount under Tranche A into a term loan which is due and payable in full on July 31, 2013. As of December 31, 2012, the outstanding principal balance on the Credit Facility was $38,438,000.

Borrowings pursuant to the Credit Facility determined by reference to the Alternative Base Rate (as defined by the Credit Facility) bear interest at the lesser of (1) the Alternate Base Rate plus 2.50% per annum, or (2) the maximum rate of interest permitted by applicable law. Borrowings determined by reference to the Adjusted LIBOR Rate (as defined by the Credit Facility) bear interest at the lesser of (1) the Adjusted LIBO Rate plus 3.50% per annum, or (2) the maximum rate of interest permitted by applicable law.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Borrowings under the Credit Facility are secured by (1) pledges by the Company, the OP, TNP SRT Holdings, and certain subsidiaries of TNP SRT Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of TNP SRT Holdings or us which directly or indirectly owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations under the Credit Facility, (3) a security interest granted in favor of KeyBank with respect to all operating, depository (including, without limitation, a deposit account used to receive subscription payments for the sale of shares in the Offering), escrow and security deposit accounts and all cash management services of the Company, the OP, TNP SRT Holdings and any other borrower under the Credit Facility, and (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank with respect to the San Jacinto Esplanade, Craig Promenade, Willow Run Shopping Center, Visalia Marketplace and Aurora Commons properties.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Under the Credit Facility, the Company is required to comply with certain restrictive and financial covenants. In January 2013, the Company became aware of a number of events of default under the Credit Facility relating to, among other things, the Company’s failure to use the net proceeds from its sale of shares in the Offering and the sale of its assets to repay borrowings under the Credit Facility as required by the Credit Facility and its failure to satisfy certain financial covenants under the Credit Facility (collectively, the “Existing Events of Default”). Due to the Existing Events of Default, which have not been cured or waived by KeyBank or the other Lenders, the Lenders became entitled to exercise all of their rights and remedies under the Credit Facility and applicable law.

The Company, the OP, certain subsidiaries of the OP which are borrowers under the Credit Facility (collectively, the “Borrowers”) and KeyBank, as lender and agent for the other Lenders, are in the process of finalizing a forbearance agreement (the “Forbearance Agreement”) which will amend the terms of the Credit Facility and provide for certain additional agreements with respect to the Existing Events of Default. Pursuant to the terms of the proposed Forbearance Agreement, KeyBank and the other Lenders have agreed to forbear the exercise of their rights and remedies with respect to the Existing Events of Default until the earliest to occur of (1) July 31, 2013, (2) the Company’s default under or breach of any of the representations or covenants under the Forbearance Agreement or (3) the date any additional events of defaults (other than the Existing Events of Default) under the Credit Facility occur or become known to KeyBank or any other Lender, (the “Forbearance Expiration Date”). Upon the Forbearance Expiration Date, all forbearances, deferrals and indulgences granted by the Lenders pursuant to the Forbearance Agreement will automatically terminate and the Lenders will be entitled to enforce, without further notice of any kind, any and all rights and remedies available to them as creditors at law, in equity, or pursuant to the Credit Facility or any other agreement as a result of the existing events of default or any additional events of default which occur or come to light following the date of the Forbearance Agreement.

Subsequent to December 31, 2012, the Company paid down $1,983,000 on the Credit Facility from the net proceeds from the sales of the Waianae Mall in January 2013 and the McDonalds pad at Willow Run in February 2013. The Forbearance Agreement converts the entire outstanding principal balance under the Credit Facility (the “Outstanding Loans”) into a term loan which is due and payable in full on July 31, 2013. Pursuant to the proposed Forbearance Agreement, the Company, the OP and every other borrower under the Credit Facility must apply 100% of the net proceeds from, among other things, (1) the sale of shares in the Offering or any other sale of securities by the Company, the OP or any other borrower, (2) the sale or refinancing of any of the Company’s properties or other assets, and (3) the collection of insurance or condemnation proceeds due to any damage or destruction of properties or any condemnation for public use of any properties, to the repayment of the Outstanding Loans. The Forbearance Agreement provides that all commitments under the Credit Facility will terminate on July 31, 2013 and that, effective as of the date of the Forbearance Agreement, the Lenders have no further obligation whatsoever to advance any additional loans or amounts under the Credit Facility. The Forbearance Agreement also provides that neither the Company, the OP or any other borrower under the Credit Facility may, without KeyBank’s prior written consent, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness other than the existing indebtedness specified in the Forbearance Agreement and any refinancing of such existing indebtedness which does not materially modify the terms of such existing indebtedness in a manner adverse to the Company or the Lenders.

Pursuant to the Forbearance Agreement, the Company, the OP and all of the borrowers under the Credit Facility have jointly and severally agreed to pay to KeyBank (1) any and all out-of-pocket costs or expenses (including legal fees and disbursements) incurred or sustained by the Lenders in connection with the preparation of the Forbearance Agreement and all related matters, and (2) from time to time after the occurrence of any default under the Forbearance Agreement any out-of-pocket costs or expenses (including legal fees and consulting and other similar professional fees and expenses) incurred by the Lenders in connection with the preservation of or enforcement of any rights of the Lenders under the Forbearance Agreement and the Credit Facility. In connection with the execution of the Forbearance Agreement, the Company has agreed to pay a forbearance fee of approximately $192,000 to KeyBank, with 50% of such fee paid upon the execution of the Forbearance Agreement and the remaining 50% to be paid upon the earlier of the Forbearance Expiration Date or the date the Outstanding Loans are repaid in full.

Under the Forbearance Agreement, the Company will not be permitted to make, without the Lender’s consent, Restricted Payments, as defined by the Forbearance Agreement, which includes the payment of distributions that are not required to maintain the Company’s REIT status.

The Company expects to execute the Forbearance Agreement in April 2013; however, there is no guarantee that the Company will enter into the Forbearance Agreement on the terms set forth above, or at all.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

KeyBank Mezzanine Loan

On June 13, 2012, the Company, through TNP SRT Portfolio II Holdings, LLC (“TNP SRT Portfolio II Holdings”) obtained a mezzanine loan from KeyBank in the original principal amount of $2,000,000 pursuant to a Loan Agreement by and between TNP SRT Portfolio II Holdings and KeyBank and a Promissory Note by TNP SRT Portfolio II Holdings in favor of KeyBank. The proceeds were also used to refinance the portions of the Credit Agreement secured by Morningside Marketplace, Cochran Bypass (Bi Lo Grocery Store), Ensenada Square, Florissant Marketplace and Turkey Creek. The loan bears an interest rate of 10% through January 1, 2013 and at 15% thereafter through the maturity date of July 1, 2019. The KeyBank Mezzanine Loan was subsequently paid in January 2013.

Under the term loan and mezzanine loan agreements with KeyBank, the Company believes it was in compliance with these agreements as of December 31, 2012.

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

Lahaina Gateway Acquisition Loan

In connection with the acquisition of Lahaina Gateway Shopping Center on November 9, 2012, the Company, through TNP SRT Lahaina Gateway, LLC (“TNP SRT Lahaina”), borrowed $29,000,000 (the “Lahaina Loan”) from DOF IV REIT Holdings, LLC, (the “Lahaina Lender”). The entire unpaid principal balance of the Lahaina Loan and all accrued and unpaid interest thereon is due and payable in full on October 1, 2017. The Lahaina Loan bears interest at a rate of 9.483% per annum for the initial 12 months, and then 11.429% for the remainder of the term of the loan. On each of December 1, 2012, January 1, 2013, and February 1, 2013, the Company is required to make a mandatory prepayment of $333,333, such that the Company will be prepaying the outstanding principal balance of the Lahaina Loan in the amount of $1,000,000 in the aggregate, no later than February 1, 2013.

The Company may prepay at its option and upon not less than 30 days irrevocable prior notice to the Lahaina Lender, the outstanding principal balance of the Lahaina Loan in whole only. Any prepayment received by the Lahaina Lender shall be accompanied by: (a) all interest which would have accrued on the principal amount prepaid through, but not including, the next occurring monthly payment date; (b) all other sums due and payable under the loan documents in connection with the Lahaina Loan, (c) all reasonable out-of-pocket costs and expenses actually incurred by the Lahaina Lender in connection with such prepayment; and (d) to the extent that any such prepayment is made prior to the last calendar month of the term of the Lahaina Loan, an amount equal to the “Yield Maintenance Premium,” which is the sum that will be sufficient to ensure that the Lahaina Lender shall have earned a minimum total return of 1.50x multiple on the loan. Notwithstanding the foregoing, a portion of the Yield Maintenance Premium that is calculated based upon a loan amount of $20,000,000 shall not be due and payable by the Company in the event that the prepayment of the Lahaina Loan is in connection with a refinancing of the Lahaina Loan by the Lahaina Lender.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Pursuant to the loan agreement, TNP SRT Lahaina will have no personal liability for the repayment of the principal and interest and any other amounts due under the Lahaina Loan or for the performance of any other obligations under the Lahaina Loan; provided, however, that TNP SRT Lahaina will be personally liable to the Lahaina Lender for the repayment of a portion of the Indebtedness equal to any loss or damage suffered by the Lahaina Lender as a result of standard recourse carve-out provisions (the “Recourse Carveouts”). Events of Default under the loan agreement include, but are not limited to, the termination of the advisory agreement between the Company and the Advisor, without lender consent and the termination of the management agreement, without Lahaina Lender’s consent. In addition, Lahaina Lender may declare a default, if after 60 days grace period, Lahaina Lender does not consent to a loss of control event, which includes if there is a change in the composition of the independent directors or those directors nominated by the Company.

Pursuant to the guaranty agreement, the Company guaranteed the repayment of all costs, expenses, liabilities and losses arising in connection with the breach of the Recourse Carveouts by TNP SRT Lahaina.

Pursuant to an assignment of management agreement and subordination of management fees, the Company assigned to the Lahaina Lender all of the Company’s right, title and interest in and to the property management agreement, with such assignment to automatically become a present, unconditional assignment, at the Lahaina Lender’s option, in the event of a default under the Lahaina Loan. Additionally, any and all liens, rights and interests of property manager in and to the Lahaina property are subordinated to the liens and security interests created or to be created for the benefit of the Lahaina Lender, and securing the repayment of the Lahaina Loan.

On January 14, 2013, the Company received a letter of default (the “Default Letter”) from the Lahaina Lender in connection with that certain Guaranty of Recourse Obligations dated as of November 9, 2012 by the Company and Anthony W. Thompson, the Company’s Chairman and Co-Chief Executive Officer, for the benefit of the Lahaina Lender, pursuant to which the Company and Mr. Thompson guaranteed the obligations of TNP SRT Lahaina, under the Lahaina Loan. See Note 15, “Subsequent Events — Loan Defaults.”

Constitution Trail Acquisition Loan

In connection with acquisition of the three distressed notes secured by Constitution Trail in June 2011, the Company obtained a mortgage loan (the “TL Loan”) in the aggregate principal amount of $15,543,696 from TL DOF III Holding Corporation (the “TL Lender”). The entire unpaid principal balance of the TL Loan and all accrued and unpaid interest thereon is due and payable in full on October 31, 2014. The TL Loan bears interest at a rate of 15.0% per annum, with interest at the rate of 10.0% per annum payable monthly during the term of the loan and interest at the rate of 5.0% per annum accruing monthly (to be added to the principal amount of the TL Loan).

On December 16, 2011 (the “Closing Date”), the Company refinanced a portion of the TL Loan, with the proceeds of a loan in the aggregate principal amount of $10,000,000 (the “ANICO Loan”) from American National Insurance Company (“ANICO”). The proceeds of the ANICO Loan were used to retire approximately $10,000,000 of principal outstanding on the TL Loan. A principal amount of approximately $5,587,000 remains outstanding on the TL Loan following the refinancing. In connection with the refinancing of the TL Loan, the Company and Torchlight Debt Opportunity Fund III, LLC, as successor-in-interest to the TL Lender , amended the terms of the TL Loan. The amendment provides that the Company may prepay the entire balance of the TL Loan, provided that (1) any such prepayment must be accompanied by the payment of an exit fee equal to 1.0% of the amount being prepaid and all accrued and unpaid interest, and (2) any such prepayment made prior to the last month of the term of the TL Loan must be accompanied by a prepayment premium, as defined in the TL Loan credit agreement. As part of the refinancing of the TL Loan, the Company was required by ANICO to reduce the outstanding balance of the TL Loan to $5,300,000, requiring a principal reduction of approximately $287,000. On March 5, 2012, the Company satisfied this requirement by remitting $561,000 to the TL Lender, which included a prepayment premium of approximately $186,000, an exit fee of approximately $4,000 and deferred interest of approximately $84,000.

The ANICO Loan bears interest at the rate of 5.75% per annum, with monthly payments of principal and accrued interest in the amount of $63,000 commencing February 1, 2012. The entire unpaid principal balance of the ANICO Loan and all accrued and unpaid interest are due and payable in full on January 1, 2017.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Osceola Village Acquisition Loan

In connection with the acquisition of Osceola Village in October 2011, the Company borrowed $19,000,000 from ANICO. The loan is evidenced by (1) a promissory note issued in the aggregate principal amount of $3,417,000 (“Note One”) and (2) a promissory note in the aggregate principal amount of $15,583,000 (“Note Two,” and together with Note One, the “Notes.”) Note One bears interest at the rate of 10% per annum and Note Two bears interest at the rate of 5.65% per annum. The entire unpaid principal balance of the Notes and all accrued and unpaid interest thereon is due and payable in full on November 1, 2016. The Company has the option to prepay either Note in full, but not in part, upon not less than thirty (30) days’ prior written notice to ANICO, without any prepayment premium or penalty.

In addition, the Company granted ANICO a profit participation in the secured property equal to 25% of the net profits received upon the sale of the property (the “Profit Participation Payment”). Net profits is calculated as (1) the gross proceeds received upon a sale of the property in an arms-length transaction at market rates to third parties less (2) the sum of: (a) principal repaid to ANICO out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with the Company, including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000.00. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the loan, the Company shall be deemed to have sold the property as of the business day immediately preceding the maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and pay ANICO the Profit Participation Payment. In the event the loan is prepaid, the Company shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price.

Summit Point Acquisition Loan

In connection with the acquisition of Summit Point in December 2011, the Company borrowed $12,500,000 from JPM. The entire unpaid principal balance of the loan and all accrued and unpaid interest thereon is due and payable in full on January 1, 2017. The loan bears interest at a rate of 5.88% per annum. The Company may not prepay the loan in whole or in part prior to the maturity date; provided, that it may prepay the loan after the second anniversary of the first payment date under the loan subject to a prepayment penalty fee calculated in accordance with the loan documents.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Also in connection with the acquisition of Summit Point, the seller of Summit Point was admitted as a member of TNP SRT Summit Point Holdings, LLC, a subsidiary of the OP and the sole owner of TNP SRT Summit Point, and granted a preferred equity interest in Summit Point Holdings with a deemed capital account of $1,500,000 (the “Preferred Interest”). The Preferred Interest earns a preferred return of 8.0% per annum (the “Preferred Return”). The Preferred Interest, plus the accrued Preferred Return (collectively, the “Redemption Amount”), were required to be fully redeemed on or prior to the 45th day following the closing date. Since the Preferred Interest was mandatorily redeemable, it was classified as a liability in the December 31, 2011 consolidated balance sheet. The Preferred Interest was redeemed in full in accordance with its terms in 2012.

Assumed Cochran Bypass Mortgage Loan

In connection with the acquisition of Cochran Bypass in July 2011, the Company financed the payment of the purchase price with an assumption of all outstanding obligations on and after the closing date of a senior loan from First South Bank in the principal amount of $1,220,000. The loan bore an interest rate of 9.0% and matured on January 5, 2012. The Company repaid the loan with borrowings under the Credit Facility in February 2012.

Affiliated Seller Cochran Bypass Promissory Note

In connection with the acquisition of the Cochran Bypass, the Company also obtained a promissory note from an affiliate of the Sponsor, the seller of Cochran Bypass, in the amount of $579,000. The promissory note bore an interest rate of 9.0% and was repaid in August 2011.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Unsecured Note

In connection with the acquisition of Moreno Village on November 19, 2009, the Company’s subsidiary, TNP SRT Moreno, LLC, borrowed $1,250,000 from Moreno Retail Partners, LLC (“MRP”), pursuant to a subordinated convertible promissory note, (the “Convertible Note”). The entire outstanding principal balance of the Convertible Note, plus any accrued and unpaid interest, is due and payable in full on November 18, 2015. Interest on the outstanding principal balance of the Convertible Note accrues at a rate of 8% per annum, payable quarterly in arrears. TNP SRT Moreno may, at any time and from time to time, prepay all or any portion of the then outstanding principal balance of the Convertible Note without premium or penalty. The Convertible Note was never converted and the conversion element expired in April 2010. As of December 31, 2012 and 2011, there was $1,250,000 outstanding on the Convertible Note.

8. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company issued 22,222 shares of common stock to Sponsor for an aggregate purchase price of $200,000. As of December 31, 2012, Anthony W. Thompson, the Company’s Co-Chief Executive Officer, directly owned 111,111 shares of the Company’s common stock for which he paid an aggregate purchase price of $1,000,000 and the Sponsor, which is controlled by Mr. Thompson, owned 22,222 shares of the Company’s common stock. The Company’s board of directors is authorized to amend the Charter, without the approval of the stockholders, to increase the aggregate number of authorized shares of capital stock or the number of shares of any class or series that the Company has authority to issue.

On February 7, 2013, the Company terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP. As of December 31, 2012, the Company had accepted subscriptions for, and issued, 10,893,227 shares of common stock in the Offering (net of share redemptions), including 365,242 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $107,609,000. As of the termination of the Offering on February 7, 2013, the Company had accepted subscriptions for, and issued, 10,969,714 shares of common stock (net of share redemptions), including 391,182 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $108,357,000.

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

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2012 and 2011, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The Company’s share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases pursuant to the share redemption program are made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. During the years ended December 31, 2012 and 2011, the Company redeemed 113,929 shares and 16,279 shares of common shares under its share redemption program.

Effective January 15, 2013, the Company announced it would suspend the share redemption program, including redemptions upon death and disability.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Until the Company generates sufficient cash flow from operations to fully fund the payment of distributions, some or all of the Company’s distributions will be paid from other sources.

The following table sets forth the distributions declared and paid to the Company’s common stockholders and non-controlling Common Unit holders for the years ended December 31, 2012 and 2011, respectively:

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	$0.05833	76,000	1,015,000	76,000	709,000	1,724,000
Fourth Quarter 2012 (4)	1,259,000	$0.05833	51,000	1,274,000	76,000	607,000	1,881,000
	$5,953,000		$258,000	$3,876,000	$275,000	$2,292,000	$6,168,000

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2011	$442,000	$0.05833	$-	$282,000	$-	$142,000	$424,000
Second Quarter 2011	548,000	$0.05833	21,000	338,000	3,000	168,000	506,000
Third Quarter 2011	698,000	$0.05833	49,000	435,000	50,000	206,000	641,000
Fourth Quarter 2011	920,000	$0.05833	49,000	554,000	50,000	283,000	837,000
	$2,608,000		$119,000	$1,609,000	$103,000	$799,000	$2,408,000

(1)	Distributions were generally declared monthly and calculated at a monthly distribution rate off $2,000 from amount on cash flow $0.05833 per share of common stock and Common Units.
(2)	Cash distributions were paid, and shares issued pursuant to the Company’s distribution reinvestment plan, on a monthly basis. Distributions (both cash and shares) for all record dates of a given month were paid approximately 15 days following month end.
(3)	None of the Common Unit holders of the OP participated in the Company’s distribution reinvestment plan, which was terminated effective February 7, 2013.
(4)	Distributions were not declared for the month of December 2012 until January 18, 2013 in the aggregate amount of $636,000, of which $390,000 was paid in cash and $246,000 was paid through the Company’s distribution reinvestment plan in the form of additional shares of common stock issued on or about January 18, 2013. Total dividends paid to holders of Common Units of the OP for the same period were $25,000.

Effective January 15, 2013, the Company announced that it will no longer be making monthly distributions. Quarterly distributions will be considered by the Company’s board of directors for 2013. As of March 19, 2013, the Company announced that it will not be making a quarterly distribution for the quarter ended March 31, 2013.

Distribution Reinvestment Plan

The Company has adopted the DRIP which allows common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP which has expired following the expiration of the Offering effective February 7, 2013. For the years ended December 31, 2012 and 2011, $2,292,000 and $799,000 in distributions were reinvested and 253,833 and 84,045 shares of common stock were issued under the DRIP, respectively.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

9. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted (loss) earnings per share:

	For the Years Ended
	December 31,
	2012	2011
Numerator - basic and diluted
Net (loss) income before discontinued operations	$ (17,863,000)	$ 1,420,000
Non-controlling interests' share in income (loss) before discontinued operations	754,000	(188,000)
Distributions paid on unvested restricted shares	(5,000)	(11,000)
Net (loss) income before discontinued operations applicable to common shares	(17,114,000)	1,221,000
Discontinued operations	45,000	890,000
Net (loss) income applicable to common shares	$ (17,069,000)	$ 2,111,000
Denominator - basic and diluted
Basic weighted average common shares	9,425,747	3,698,518
Effect of dilutive securities
Unvested common shares	-	3,498
Common Units (1)	-	-
Diluted weighted average common shares	9,425,747	3,702,016
Basic earnings (loss) per common share
Net (loss) earnings before discontinued operations applicable to common shares	$ (1.81)	$ 0.33
Discontinued operations	-	0.24
Net (loss) earnings applicable to common shares	$ (1.81)	$ 0.57
Diluted earnings (loss) per common share
Net (loss) earnings before discontinued operations applicable to common shares	$ (1.81)	$ 0.33
Discontinued operations	-	0.24
Net (loss) earnings applicable to common shares	$ (1.81)	$ 0.57

(1) Number of convertible Common Units pursuant to the redemption rights outlined in the Company's registration statement on Form S-11. Anti-dilutive for all periods presented.

Shares of unvested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. This requires the use of the two-class method when computing basic and diluted earnings per share.

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

On July 18, 2012, the Company issued 2,500 shares of restricted stock to each of Jeffrey S. Rogers, Peter K. Kompaniez and Phillip I. Levin in connection with their re-election to the Company’s board of directors. One-third of the shares of restricted stock granted to Messrs Rogers, Kompaniez and Levin became non-forfeitable on the date of grant and an additional one third of the shares will become non-forfeitable on each of the first two anniversaries of the date of grant.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

On August 29, 2012, upon the appointment of Mr. Kompaniez as the Company’s Co-Chief Executive Officer and Mr. Kompaniez’s resignation as the Company’s director, the Board of Directors amended the terms of the restricted stock previously granted to Mr. Kompaniez pursuant to the Directors Plan such that the unvested shares of restricted stock held by Mr. Kompaniez will not be forfeited upon his resignation as a director. The unvested shares of restricted stock held by Mr. Kompaniez will continue to vest pursuant to the terms of the Plan. Effective October 9, 2012, Mr. Kompaniez resigned from his position as Co-Chief Executive Officer of the Company and the remainder of his unvested shares of restricted stock was fully vested as of that date.

On October 2, 2012, the board of directors, including all the independent directors, appointed John B. Maier II as an independent director to fill the vacancy on the board of directors created by the resignation of Mr. Kompaniez. On October 2, 2012, the Company issued 5,000 shares of restricted stock to Mr. Maier, upon his appointment as an independent director by the board of directors.

For the years ended December 31, 2012 and 2011, the Company recognized compensation expense of $119,000 and $143,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

The compensation expense recognized for the years ended December 31, 2012 and 2011 included expenses associated with the initial vesting of the annual grants issued to independent directors, as well as expenses associated with the accelerated vesting of remaining unvested grants issued to former independent directors that resigned during the periods.

As of December 31, 2012 and 2011, there was $60,000 and $66,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted common stock. As of December 31, 2012, this expense is expected to be realized over a remaining period of 1.0 year. As of December 31, 2012 and 2011, the fair value of the non-vested shares of restricted common stock was $90,000 and $98,000, respectively. There were 10,000 shares and 10,833 shares that remain unvested at December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, 12,500 and 15,000 shares of restricted stock were granted, respectively. During the years ended December 31, 2012 and 2011, 13,333 and 14,167 shares vested, respectively.

		Weighted
	Restricted	Average
	Stock (No.	Grant Date
	of Shares)	Fair Value
Balance - December 31, 2010	10,000	$9.00
Granted	15,000	9.00
Vested	14,167	9.00
Balance - December 31, 2011	10,833	9.00
Granted	12,500	9.00
Vested	13,333	9.00
Balance - December 31, 2012	10,000	9.00

11. RELATED PARTY TRANSACTIONS

Pursuant to the advisory agreement by and among the Company, the OP and Advisor (the “Advisory Agreement”), the Company is obligated to pay Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). Pursuant to the dealer manager agreement (the “Dealer Manager Agreement”) by and among the Company, the OP, and TNP Securities, LLC (the “Dealer Manager” or “TNP Securities”), prior to the termination of the Offering, the Company was obligated to pay the Dealer Manager certain commissions and fees in connection with the sales of shares in the Offering. Subject to certain limitations, the Company is also obligated to reimburse Advisor and Dealer Manager for organization and offering costs incurred by Advisor and Dealer Manager on behalf of the Company, and the Company is obligated to reimburse Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

On August 7, 2011, the Company, the OP and Advisor entered into Amendment No.1 to the Advisory Agreement, effective as of August 7, 2011, in order to renew the term of the Advisory Agreement for an additional one-year term expiring on August 7, 2012. On November 11, 2011, the Company, the OP and the Advisor entered into Amendment No. 2 to the Advisory Agreement. On January 12, 2012, the Company, the OP and the Advisor entered into Amendment No. 3 to the Advisory Agreement to provide for the payment of a financing coordination fee to Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP. On August 1, 2012, the Company, the OP and the Advisor entered into an amendment to the Company’s Advisory Agreement, effective August 7, 2012, which, among other things:

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

As of December 31, 2012 and 2011, organization and offering costs incurred by Advisor on the Company’s behalf or paid by the Company directly were $3,258,000 and $3,016,000, respectively. Pursuant to the Advisory Agreement, organization and offering costs are payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of the Offering. As of December 31, 2012, cumulative organization and offering costs reimbursed to the Advisor or paid directly by the Company were approximately $4,308,000, exceeding the 3.0% by $1,050,000. Accordingly, the excess amount has been billed to Advisor and included in amounts due from affiliates on the balance sheet at December 31, 2012 and subsequently paid as of January 31, 2013. At December 31, 2011, the unreimbursed amount of organization and offering costs incurred by Advisor was $1,269,000 and such amount was deferred and recorded as deferred offering costs and accrued by the Company in amounts due to affiliates on the balance sheet at December 31, 2011.

Selling Commissions and Dealer Manager Fees

The Dealer Manager receives a selling commission of 7.0% of the gross proceeds from the sale of shares of common stock in the primary offering. The Dealer Manager also receives 3.0% of the gross proceeds from the sale of shares in the primary offering in the form of a dealer manager fee. Both selling commissions and dealer manager fees are recorded by the Company as an offset to additional paid-in capital when incurred. The Company incurred selling commissions and dealer manager fees during the following periods:

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

	For the Year Ended		Inception Through December 31, 2012
	December 31,
	2012	2011

Selling Commissions	$ 3,062,000	$ 2,395,000	$ 6,893,000
Dealer Manager Fee	1,411,000	1,034,000	3,075,000
	$ 4,473,000	$ 3,429,000	$ 9,968,000

Reimbursement of Operating Expenses

The Company reimburses Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which the Company’s operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets (as defined in the Charter), or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guideline”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of the 2%/25% guideline if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended December 31, 2012, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% guideline.

The Company reimburses Advisor for the cost of certain administrative services, including personnel costs and its allocable share of other overhead of Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives acquisition, origination, financing or disposal fees or with respect to an officer of the Company who is also an officer of Advisor. For the years ended December 31, 2012 and 2011, the Company incurred and paid $958,000 and $459,000, respectively, of administrative services to Advisor. As of December 31, 2012 and 2011, administrative services of $209,000 and $0, respectively, were included in amounts due to affiliates.

Property Management Fee

The Company pays TNP Property Manager, LLC (“TNP Manager”), its property manager and an affiliate of Advisor, a market-based property management fee of up to 5.0% of the gross revenues generated by each property in connection with the operation and management of the Company’s properties. TNP Manager may subcontract with third party property managers and is responsible for supervising and compensating those property managers. For the years ended December 31, 2012 and 2011, the Company incurred $1,174,000 and $492,000, respectively, in property management fees to TNP Manager. As of December 31, 2012 and 2011, property management fees of $48,000 and $16,000, respectively, were included in amounts due to affiliates.

Acquisition and Origination Fee

The Company pays Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. The Company incurred $3,369,000 and $2,484,000 in acquisition fees to Advisor during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, acquisition fees of $475,000 and $0, respectively, were included in amounts due to affiliates.

The Company pays Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate related loans. The Company incurred $0 and $49,000 in loan origination fees to Advisor during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, there were no acquisition and loan origination fees due to affiliates.

Pursuant to the Advisory Agreement, the Company has complied with NASAA REIT guidelines where the total of all acquisition fees, origination fees and acquisition expenses payable in connection with any investment shall not exceed 6.0% of the “contract purchase price,” as defined.

Asset Management Fee

The Company pays Advisor a monthly asset management fee equal to one-twelfth of 0.6% of the aggregate cost of all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. On November 11, 2011, the board of directors approved Amendment No. 2 to the Advisory Agreement to clarify that upon termination of the Advisory Agreement, any asset management fees that may have accumulated in arrears, but which had not been earned pursuant to the terms of the Advisory Agreement, will not be paid to Advisor. Because the payment of asset management fees was determined to be remote, the Company reversed asset management fees that had been accrued, but which had not been earned, through December 31, 2011. There were no asset management fees incurred for the year ended December 31, 2012.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Disposition Fee

If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates will be paid a disposition fee of up to 50.0% of a customary and competitive real estate commission, to the extent the total commissions and disposition fees do not exceed 6.0% of the contract sales price of each property sold. For the years ended December 31, 2012 and 2011, the Company incurred $130,000 and $88,000, respectively, of disposition fees to Advisor. As of December 31, 2012 and 2011, there were no disposition fees due to affiliates.

Leasing Fee

On June 9, 2011, pursuant to Section 11 of the Advisory Agreement, the Company’s board of directors approved the payment of fees to the Advisor for services it provides in connection with leasing the Company’s properties. The amount of such leasing fees will be usual and customary for comparable services rendered for similar real properties in the geographic market of the properties leased. The leasing fees will be in addition to the market-based fees for property management services payable by the Company to TNP Manager, an affiliate of the Advisor. For the years ended December 31, 2012 and 2011, the Company incurred approximately $244,000 and $88,000, respectively, of leasing commission fees to Advisor or its affiliates. As of December 31, 2012 and 2011, leasing fees of $0 and $5,000, respectively, were included in amounts due to affiliates.

Financing Coordination Fee

On January 12, 2012, the board of directors approved Amendment No. 3 to the Advisory Agreement to provide for the payment of a financing coordination fee to Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP. For the year ended December 31, 2012, the Company incurred $811,000 of financing coordination fees to Advisor or its affiliates. As of December 31, 2012, there were no financing coordination fees payable to related parties.

Guaranty Fees

In connection with certain acquisition financings, the Company’s Chairman and Co-Chief Executive Officer and/or the Sponsor had executed guaranty agreements to certain lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. For the years ended December 31, 2012 and 2011, the Company incurred approximately $51,000 and $104,000, respectively, of guaranty fees. As of December 31, 2012 and 2011, guaranty fees of approximately $10,000 and $50,000, respectively, were included in amounts due to affiliates. At December 31, 2012, the Sponsor’s outstanding guaranty agreements relate to the guarantee on the financing on Waianae Mall and master lease guarantees for Constitution Trail and Osceola Village and the Sponsor receives a fee with respect to the master lease guaranty for Osceola Village.

Related Party Loans and Loan Fees

In connection with the acquisition of Morningside Marketplace in January 2012, the Company financed the payment of a portion of the purchase price for Morningside Marketplace with the proceeds of (1) a loan in the aggregate principal amount of $235,000 from the Sponsor, (2) a loan in the aggregate principal amount of $200,000 from Mr. James Wolford, the Company’s former Chief Financial Officer, and (3) a loan in the aggregate principal amount of $920,000 from Mrs. Sharon Thompson, the spouse of Mr. Anthony W. Thompson, the Company’s Chairman, Co-Chief Executive Officer and President (collectively, the “Morningside Affiliate Loans”). The Morningside Affiliate Loans each accrued interest at a rate of 12% per annum and were due on April 8, 2012. All Morningside Affiliate Loans, including accrued interest, were paid in full during the first quarter of 2012.

In connection with the acquisition of the three mortgage notes secured by Constitution Trail during the second quarter of 2011 (Note 2), the Company obtained a loan from TNP 2008 Participating Notes Program, LLC, an affiliated program sponsored by the Sponsor (“TNP Notes Program”), in the amount of $995,000 and paid loan fees in the amount of $49,000. The loan bore an interest rate of 14% and was repaid in full in July 2011.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

In connection with the acquisition of Cochran Bypass during the third quarter of 2011, TNP SRT Cochran Bypass, LLC obtained a loan from TNP Notes Program evidenced by a promissory note in the aggregate principal amount of $775,000 bearing an annual interest rate of 14% (the “TNP Cochran Bypass Loan”). The TNP Cochran Bypass Loan was repaid in September 2011.

Interest expense incurred and paid by the Company to an affiliate of Advisor during 2012 and 2011 was $20,000 and $31,000, respectively.

Summarized below are the related-party transactions for the years ended December 31, 2012 and 2011 and related party payables as of December 31, 2012 and 2011:

	Incurred		Payable
	Years ended December 31,		As of December 31,
Expensed	2012	2011	2012	2011
Asset management fees	$-	$(213,000)	$-	$-
Reimbursement of operating expenses	958,000	459,000	209,000	-
Acquisition fees	3,369,000	2,484,000	475,000	-
Property management fees	1,174,000	492,000	48,000	16,000
Guaranty fees	51,000	104,000	10,000	50,000
Disposition fees	130,000	88,000	-	-
Interest expense on notes payable	20,000	31,000	-	-
	$5,702,000	$3,445,000	$742,000	$66,000
Capitalized
Financing coordination fee	$811,000	$-	$-	$-
Leasing fees	244,000	88,000	-	5,000
Loan origination fees	-	49,000	-	-
	$1,055,000	$137,000	$-	$5,000
Additional Paid In Capital
Selling commissions	$3,062,000	$2,395,000	$9,000	$68,000
Dealer manager fees	1,411,000	1,034,000	4,000	30,000
Organization and offering costs	1,348,000	750,000	-	1,269,000
	$5,821,000	$4,179,000	$13,000	$1,367,000

12. MINIMUM RENTS

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2012, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

2013	$ 22,271,000
2014	21,342,000
2015	19,886,000
2016	18,213,000
2017	16,647,000
Thereafter	78,729,000
$ 177,088,000

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

13. FAIR VALUE DISCLOSURES

The Company believes the total values reflected on its consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and amounts due to affiliates due to their short-term nature, except for the Company’s notes payable, which are disclosed below.

The fair value of the Company’s notes payable is estimated using a present value technique based on contractual cash flows and management’s observations of current market interest rates for instruments with similar characteristics, including remaining loan term, loan-to-value ratio, type of collateral and other credit enhancements. The Company significantly reduces the amount of judgment and subjectivity in its fair value determination through the use of cash flow inputs that are based on contractual obligations. Discount rates are determined by observing interest rates published by independent market participants for comparable instruments. The Company classifies these inputs as Level 2 inputs.

The following table provides the carrying values and fair values of the Company’s notes payable as of December 31, 2012 and 2011:

At December 31, 2012	Carrying Value (1)	Fair Value (2)
Notes Payable	$190,577,000	$191,319,000

At December 31, 2011	Carrying Value (1)	Fair Value (2)
Notes Payable	$91,939,000	$92,245,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of December 31, 2012 and 2011.

(2)	The estimated fair value of the notes payable is based upon indicative market prices of the Company’s notes payable based on prevailing market interest rates.

During 2011, the Company entered into three interest rate cap agreements with KeyBank in the notional amounts of $16.0 million, $10.0 million and $4.0 million with interest rate caps of 7%, effective on April 4, 2011, June 15, 2011, and September 30, 2011, respectively. None of these interest rate cap agreements was designated as a hedge and all have terminated during 2012.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

14. COMMITMENTS AND CONTINGENCIES

Lahaina Gateway Ground Lease

The Lahaina Gateway property is encumbered by a ground lease which was assigned to the Company in connection with the acquisition of the property on November 9, 2012. The original lease term is for a period of 55 years, commencing on February 2, 2005 with an expiration date of February 1, 2060. The current annual base rent is $1,187,000, payable in monthly installments of approximately $99,000 through February 1, 2015. The annual base rent will increase to $1,342,000 on February 2, 2015, with scheduled increases of 13% every five years through February 2, 2035. Thereafter, the annual base rent will be renegotiated each five year period through lease expiration.

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, the Company through its subsidiary, granted a lender a profit participation in the property equal to 25% of the net profits received by the Company upon the sale of the property (the “Profit Participation Payment”). Net profits is calculated as (1) the gross proceeds received by the Company upon a sale of the property in an arms-length transaction at market rates to third parties less (2) the sum of: (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with the Company including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, the Company shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, the Company shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. Based on the estimated sale price as of December 31, 2012 and 2011, the Company has recorded an accrual for the estimated liability under the Profit Participation Payment.

Additionally, in connection with the acquisition financing on Osceola Village, the Company entered into a Master Lease Agreement (the “Master Lease”) with TNP SRT Osceola Village Master Lessee, LLC, a wholly owned subsidiary of the OP (the “Master Lessee”). Pursuant to the Master Lease, TNP SRT Osceola Village leased to Master Lessee the approximately 23,000 square foot portion of Osceola Village which was not leased to third-party tenants as of the closing date (the “Premises”). The Master Lease provides that the Master Lessee will pay TNP SRT Osceola Village a monthly rent in an amount equal to $36,425, provided that such monthly amount will be reduced proportionally for each square foot of space at the premises subsequently leased to third-party tenants pursuant to leases which are reasonably acceptable to the lender and which satisfy certain criteria set forth in the Master Lease (“Approved Leases”). The Master Lease has a seven-year term, subject to earlier expiration upon the earlier to occur of (1) the date on which all available rentable space at the Premises is leased to third-party tenants pursuant to Approved Leases and (2) the date on which the mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale). The Master Lessee has no right to assign or pledge the Master Lease or to sublet any part of the premises without the prior written consent of TNP SRT Osceola Village and the lender. In connection with the acquisition of Osceola Village, TNP SRT Osceola Village obtained a mortgage (the “Osceola Loan”) from ANICO. The Master Lease was assigned to ANICO pursuant to the assignment of leases and rents in favor of ANICO entered into by TNP SRT Osceola Village in connection with the Osceola Loan. Pursuant to the Master Lease, the Master Lessee acknowledges and agrees that upon any default by TNP SRT Osceola Village under any of the loan documents related to the Osceola Loan, ANICO will be entitled to enforce the assignment of the Master Lease to ANICO and replace TNP SRT Osceola Village under the Master Lease for all purposes.

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

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Economic Dependency

The Advisor and its affiliates currently provide certain services to the Company pursuant to the Advisory Agreement and the property management agreements with respect to the Company’s properties, management of the daily operations of the Company’s investment portfolio and certain general and administrative responsibilities. These services are currently relatively limited due to the fact that the Company is not currently actively engaged in acquisitions and has hired a number of employees of its own. As disclosed in Note 1, the Company is currently engaged in negotiations to replace the Advisor with Glenborough. In the event that the Company is successful in transitioning to Glenborough as its external advisor and property manager, the Company will become dependent upon Glenborough and its affiliates to provide similar services to the Company pursuant to an advisory agreement and property management agreements with Glenborough. In the event that the Advisor, or Glenborough or any other successor advisor, is unable to provide the respective services, the Company will be required to obtain such services from other sources.

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

Termination of Initial Public Offering

The Company commenced the Offering on August 7, 2009. On February 7, 2013, the Company terminated the Offering and ceased offering shares of common stock to the public in the primary offering and under the DRIP. On February 20, 2013, the Company deregistered the 88,966,650 shares of common stock that remained unsold under the registration statement on Form S-11 (File No. 333-154975) for the Offering, including all shares registered for issuance under the DRIP. As of the termination of the Offering on February 7, 2013, the Company had accepted subscriptions for, and issued, 11,033,350 shares of common stock (net of share redemption), including 365,242 shares of common stock pursuant to the DRIP, resulting in aggregate gross offering proceeds of $108,993,000.

Withdrawal of Follow-on Offering

On June 15, 2012, the Company filed a registration statement on Form S-11 with the SEC to register a following-on public offering of up to $900,000,000 in shares of the Company’s common stock. The Company subsequently determined not to proceed with the registration and sale of the Company’s common stock in the follow-on public offering. On March 1, 2013, the Company requested that the SEC withdraw the registration statement for the Company’s contemplated follow-on public offering, effective immediately. The Company currently do not expect to commence a follow-on public offering.

Property Dispositions

On January 22, 2013, the Company sold the Waianae Mall in Waianae, Hawaii to an unaffiliated buyer for a sales price of $29,763,000. The final sales price of $29,763,000 represented a reduction of approximately $737,000 from the original sales price of $30,500,000 related to buyer credits for tenant improvement and repair allowances and property conditions. The Company originally acquired the Waianae Mall in June 2010 for $25,688,000. The mortgage on the Waianae Mall with an outstanding balance of $19,717,000 was assumed by the buyer in connection with the sale. The Company utilized a portion of the sale proceeds to repay unpaid broker commissions of $1,530,000 related to the acquisition of Lahaina Gateway and to pay broker commissions of $595,000 related to the sale of Waianae Mall. Net sale proceeds received by the Company were $7,089,000. The Company incurred a disposition fee to the Advisor of $893,000 in connection with the sale, which was paid outside of closing.

On February 19, 2013, the Company completed the sale of the McDonalds pad at the Willow Run property to the lessee, McDonalds Real Estate Company, for a sale price of $1,050,000. Net proceeds from the sale of $983,000 were used to pay down the outstanding balance under the Credit Facility. A disposition fee of $31,500 was paid at closing to the Advisor in connection with the sale.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Loan Defaults

Under the Credit Facility, the Company is required to comply with certain restrictive and financial covenants. In January 2013, the Company became aware of a number of events of default under the Credit Facility relating to, among other things, the Company’s failure to use the net proceeds from the sale of shares in the Offering and the sale of assets to repay borrowings under the Credit Facility as required by the Credit Facility and the Company’s failure to satisfy certain financial covenants under the Credit Facility. The Company, the OP, certain subsidiaries of the OP which are borrowers under the Credit Facility and KeyBank are in the process of finalizing the Forbearance Agreement, which will amend the terms of the Credit Facility and provide for certain additional agreements with respect to the existing events of default. The Company expects to execute the Forbearance Agreement in April 2013; however, there is no guarantee that the Company will enter into the Forbearance Agreement on the currently contemplated terms, or at all. See Note 7 (Notes Payable) for additional information on the terms of the Forbearance Agreement.

On January 14, 2013, the Company received a letter of default from the Lahaina Lender in connection with the certain Guaranty of Recourse Obligations by the Company and Anthony W. Thompson, the Company’s Chairman and Co-Chief Executive Officer, for the benefit of the Lahaina Lender, pursuant to which the Company and Mr. Thompson guaranteed the obligations of TNP SRT Lahaina under the Lahaina loan. The letter of default stated that two events of default existed under the Lahaina Loan as a result of the failure of TNP SRT Lahaina to (1) pay a deposit into a rollover account, and (2) pay two mandatory principal payments. The Lahaina Lender requested payment of the missed deposit into the rollover account, the two overdue mandatory principal payments, and late payment charges and default interest in the aggregate amount of $1,281,000 by January 18, 2013. On January 22, 2013, the Company used a portion of the proceeds from our sale of the Waianae Mall (discussed above) to pay the entire amount requested by Lahaina Lender and cure the events of default under the Lahaina Loan.

Distributions

On January 18, 2013, the Company declared and paid distributions for the month of December 2012 in the aggregate amount of $636,000, of which $390,000 was paid in cash and $246,000 was paid through the DRIP in the form of additional shares of common stock issued on or about January 18, 2013. Total dividends paid to holders of Common Units of the OP for the same period were $25,000.

Effective January 15, 2013, the Company announced that it will no longer be making monthly distributions. Quarterly distributions will be considered by the Company’s board of directors for 2013. As of March 19, 2013, the Company announced that it will not be making a quarterly distribution for the quarter ended March 31, 2013.

TNP Strategic Retail Trust, Inc. and Subsidiaries

Notes to Consolidated Financial Statements - (Continued)

December 31, 2012

Suspension of Share Redemption Program

Due to short-term liquidity issues and defaults under certain of the Company’s loan agreements, the Company suspended its share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. The Company intends to reevaluate its capacity to resume share redemptions after transitioning to a new advisor and addressing the Company’s liquidity issues. However, there is no guarantee that the Company will resume share redemptions in the short term or at all.

TNP Strategic Retail Trust, Inc. and Subsidiaries

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION

December 31, 2012

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period
	Encumbrances	Land	Building, Improvements and Fixtures	Cost Capitalized Subsequent to Acquisition	Land	Building, Improvements and Fixtures	Total	Accumulated Depreciation	Acquisition Date	Life on which Depreciation in Latest Income Statements is Computed
Moreno Marketplace	$ 9,339,000	$ 3,080,000	$ 6,780,000	$ 431,000	$ 3,080,000	$ 7,198,000	$ 10,278,000	$ (864,000)	11/19/2009	44 years
Northgate Plaza	6,382,000	3,799,000	3,302,000	280,000	3,800,000	3,436,000	7,236,000	(592,000)	7/6/2010	20 years
San Jacinto	3,914,000	2,979,000	2,773,000	7,000	2,433,000	2,429,000	4,862,000	(263,000)	8/11/2010	48 years
Craig Promenade	7,061,000	3,650,000	7,927,000	38,000	3,249,000	7,076,000	10,325,000	(488,000)	3/30/2011	40 years
Pinehurst Square	10,290,000	3,270,000	10,450,000	239,000	3,270,000	10,620,000	13,890,000	(610,000)	5/26/2011	45 years
Cochran Bypass	1,583,000	776,000	1,480,000	31,000	9,032,000	14,182,000	23,214,000	(654,000)	7/19/2011	25 years
Topaz Marketplace	8,089,000	2,120,000	10,724,000	-	776,000	1,511,000	2,287,000	(125,000)	9/23/2011	48 years
Osceola Village	18,119,000	6,497,000	13,400,000	-	2,120,000	10,688,000	12,808,000	(371,000)	10/11/2011	37 years
Constitution Trail	15,101,000	9,301,000	13,806,000	-	5,974,000	12,390,000	18,364,000	(600,000)	10/21/2011	44 years
Summit Point	12,355,000	3,139,000	13,506,000	-	3,178,000	13,532,000	16,710,000	(574,000)	12/21/2011	38 years
Morningside Marketplace	9,033,000	6,515,000	9,936,000	66,000	2,339,000	8,711,000	11,050,000	(343,000)	1/9/2012	42 years
Woodland West Marketplace	10,108,000	2,376,000	10,494,000	12,000	2,448,000	10,879,000	13,327,000	(559,000)	2/3/2012	30 years
Ensenada Square	3,133,000	1,015,000	3,822,000	158,000	1,015,000	3,980,000	4,995,000	(179,000)	2/27/2012	25 years
Shops at Turkey Creek	2,834,000	1,416,000	2,398,000	-	1,416,000	2,374,000	3,790,000	(67,000)	3/12/2012	45 years
Aurora Commons	4,550,000	1,120,000	5,254,000	16,000	956,000	4,233,000	5,189,000	(226,000)	3/20/2012	20 years
Florissant Marketplace	11,274,000	2,817,000	12,273,000	-	2,817,000	12,273,000	15,090,000	(430,000)	5/16/2012	25 years
Willow Run Shopping Center	8,662,000	4,027,000	6,110,000	23,000	3,379,000	6,801,000	10,180,000	(222,000)	5/18/2012	31 years
Bloomingdale Hills	5,600,000	4,718,000	5,196,000	-	4,718,000	5,196,000	9,914,000	(177,000)	6/18/2012	34 years
Visalia Marketplace	14,250,000	5,450,000	11,865,000	44,000	5,449,000	11,910,000	17,359,000	(533,000)	6/25/2012	20 years
Lahaina Gateway	28,900,000	-	24,131,000	-	-	24,130,000	24,130,000	(115,000)	11/9/2012	46 years
	$ 190,577,000	$ 68,065,000	$ 175,627,000	$ 1,345,000	$ 61,449,000	$ 173,549,000	$ 234,998,000	$ (7,992,000)

	December 31, 2012	December 31, 2011
Real estate:
Balance at the beginning of the year	$ 119,836,000	$ 46,842,000
Improvements	705,000	559,000
Acquisitions	121,398,000	77,947,000
Acquisitions through foreclosure	-	22,611,000
Dispositions	(6,781,000)	(2,845,000)
Balances associated with changes in reporting presentation (1)	(160,000)	(25,278,000)
Balance at the end of the year	$ 234,998,000	$ 119,836,000
Accumulated depreciation
Balance at the beginning of the year	$ 1,901,000	$ 1,045,000
Depreciation expense	6,210,000	2,401,000
Dispositions	(119,000)	-
Balances associated with changes in reporting presentation (1)	-	(1,545,000)
Balance at the end of the year	$ 7,992,000	$ 1,901,000

(1) The balances associated with changes in reporting presentation represent real estate and accumulated depreciation reclassified as assets held for sale and fair value adjustments to real estate during 2012 for acquisitions made during 2011.

See accompanying report of independent registered public accounting firm.

S-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 1, 2013.

TNP STRATEGIC RETAIL TRUST, INC.

By:	/s/ ANTHONY W. THOMPSON
Anthony W. Thompson Chairman of the Board, Co-Chief Executive Officer and President

By:	/s/ K. TIMOTHY O’ BRIEN
K. Timothy O’ Brien
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ ANTHONY W. THOMPSON	Chairman of the Board, President and Co-Chief	April 1, 2013
Anthony W. Thompson	Executive Officer (Co-Principal Executive Officer)

/s/ K. Timothy O’Brien	Co-Chief Executive Officer	April 1, 2013
K. Timothy O’Brien	(Co-Principal Executive Officer)

/s/ DEE R. BALCH	Chief Financial Officer, Treasurer, Secretary, and	April 1, 2013
Dee R. Balch	Director (Principal Financial and Accounting Officer)

/s/ JOHN B. MAIER	Director	April 1, 2013
John B. Maier

/s/ PHILLIP I. LEVIN	Director	April 1, 2013
Phillip I. Levin

/s/ JEFFREY S. ROGERS	Director	April 1, 2013
Jeffrey S. Rogers

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1	Dealer Manager Agreement, dated July 10, 2009 (incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11, filed July 10, 2009, Commission File No. 333-154975 (“Pre-Effective Amendment No. 5”))

1.2	Form of Participating Dealer Agreement (included as Exhibit A to Exhibit 1.1)

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5)

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11, filed November 4, 2008, Commission File No. 333-154975)

4.1	Form of Subscription Agreement (included as Appendix C to the Prospectus)

4.2	Distribution Reinvestment Plan (included as Appendix D to the Prospectus)

4.3	Form of Restricted Stock Award Certificate (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-11, filed on February 19, 2010, Commission File No. 333-154975)

10.1	Amended and Restated Advisory Agreement, dated August 7, 2010, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (incorporated by reference to Exhibit 10.2 to Post-Effective Amendment No. 4 to the Registration Statement on Form S-11, filed September 2, 2010, Commission File No. 333-154975 (“Post- Effective Amendment No. 4”))

10.2	Limited Partnership Agreement of TNP Strategic Retail Operating Partnership, LP, dated December 31, 2008, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Advisor, LLC and TNP Strategic Retail OP Holdings, LLC (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed May 11, 2009, Commission File No. 333-154975)

10.3	Amendment No. 1 to Amended and Restated Advisory Agreement, dated August 7, 2011 and effective as of August 7, 2011, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 9, 2011)

10.4	TNP Strategic Retail Trust, Inc. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 5)

10.5	TNP Strategic Retail Trust, Inc. Amended and Restated Independent Directors Compensation Plan (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 5)

10.6	Twelfth Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated April 27, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc. (incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 3 to the Registration Statement on Form S-11, filed June 3, 2010 (Commission File No. 333-154975))

10.7	Thirteenth Amendment of Agreement of Purchase and Sale and Joint Escrow Instructions, dated June 2, 2010, by and among West Oahu Mall Associates, LLC, TNP SRT Waianae Mall, LLC and Title Guaranty Escrow Services, Inc. (incorporated by reference to Exhibit 10.3 to the Form 10-Q for the period ended June 30, 2010, filed August 16, 2010 (the “June 30 Form 10-Q”))

10.8	Property and Asset Management Agreement, dated June 4, 2010, by and between TNP SRT Waianae Mall, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.4 to the June 30 Form 10-Q)

10.9	Loan Agreement, dated September 19, 2005, by and between West Oahu Mall Associates, LLC and IXIS Real Estate Capital, Inc. (incorporated by reference to Exhibit 10.5 to the June 30 Form 10-Q)

10.10	Note and Mortgage Assumption Agreement, dated June 4, 2010, by and among Bank of America, N.A., West Oahu Mall Associates, LLC and TNP SRT Waianae Mall, LLC (incorporated by reference to Exhibit 10.6 to the June 30 Form 10-Q)

10.11	Guaranty of Recourse Obligations, dated as of September 19, 2005, by and between Joseph Daneshgar and IXIS Real Estate Capital, Inc. (incorporated by reference to Exhibit 10.7 to the June 30 Form 10-Q)

10.12	Joinder By and Agreement of New Indemnitor, dated June 4, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., TNP Property Manager, LLC and Anthony W. Thompson (incorporated by reference to Exhibit 10.8 to the June 30 Form 10-Q)

10.13	Reimbursement and Fee Agreement, dated June 9, 2010, by and between TNP Strategic Retail Trust, Inc., TNP SRT Waianae Mall, LLC and Anthony W. Thompson (incorporated by reference to Exhibit 10.10 to the June 30 Form 10-Q)

10.14	Real Estate Purchase Agreement and Escrow Instructions, dated April 6, 2010, by and between TNP Acquisitions, LLC and Crestline Investments, LLC (incorporated by reference to Exhibit 10.11 to the June 30 Form 10-Q)

10.15	First Amendment to Real Estate Purchase Agreement and Escrow Instructions, dated May 5, 2010, by and between Crestline Investments, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.12 to the June 30 Form 10-Q)

10.16	Second Amendment to Real Estate Purchase Agreement and Escrow Instruction, dated May 21, 2010, by and between Crestline Investments, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.13 to the June 30 Form 10-Q)

10.17	Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions, dated June 11, 2010, by and between TNP Acquisitions, LLC and TNP SRT Northgate Plaza Tucson, LLC (incorporated by reference to Exhibit 10.14 to the June 30 Form 10-Q)

10.18	Assumption and Second Modification Agreement, dated July 6, 2010, by and among Crestline Investments, L.L.C., TNP SRT Northgate Plaza Tucson Holdings, LLC and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 4)

10.19	Promissory Note, dated July 10, 2002, by and between Crestline Investments, L.L.C. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.42 to Post-Effective Amendment No. 4)

10.20	Guaranty, dated July 6, 2010, by and between TNP Strategic Retail Trust, Inc. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.43 to Post-Effective Amendment No. 4)

10.21	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated July 10, 2002, by and among Crestline Investments, L.L.C., Fidelity National Title Agency, Inc. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.44 to Post-Effective Amendment No. 4)

10.22	Environmental Indemnity Agreement, dated July 6, 2010, by and among TNP SRT Northgate Plaza Tucson Holdings, LLC, TNP Strategic Retail Trust, Inc. and Thrivent Financial For Lutherans (incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4)

10.23	Third Omnibus Amendment and Reaffirmation of Loan Documents, dated July 6, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC, Anthony W. Thompson, TNP SRT Northgate Plaza Tucson Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.46 to Post-Effective Amendment No. 4)

10.24	Agreement of Purchase and Sale and Joint Escrow Instructions, dated July 9, 2010, by and between Quality Properties Asset Management Company and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.47 to Post-Effective Amendment No. 4)

10.25	Conditional Reinstatement and First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 4, 2010, by and between Quality Properties Asset Management Company and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.48 to Post-Effective Amendment No. 4)

10.26	Assignment and Assumption of Agreement of Purchase and Sale and Joint Escrow Instructions, dated August 9, 2010, by and between TNP Acquisitions, LLC and TNP SRT San Jacinto, LLC (incorporated by reference to Exhibit 10.49 to Post- Effective Amendment No. 4)

10.27	Property Management Agreement, dated August 11, 2010, by and between TNP SRT San Jacinto, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 4)

10.28	Fourth Omnibus Amendment and Reaffirmation of Loan Documents, dated August 11, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC, Anthony W. Thompson, TNP SRT Northgate Plaza Tucson Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 4)

10.29	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated August 11, 2010, by and among TNP SRT San Jacinto, LLC, First American Title Insurance Company and KeyBank National Association (incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 4)

10.32	Environmental and Hazardous Substances Indemnity Agreement, dated August 11, 2010, by and among TNP SRT San Jacinto, LLC, TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 4)

10.31	Sixth Omnibus Amendment and Reaffirmation of Loan Documents, dated as of December 10, 2010, by and between TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC, Anthony W. Thompson, TNP SRT Northgate Plaza Tucson Holdings, LLC, TNP SRT San Jacinto, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on December 16, 2010)

10.32	Revolving Credit Agreement, dated as of December 17, 2010, among TNP SRT Secured Holdings, LLC and the affiliated entitles named therein, KeyBank National Association and KeyBanc Capital Markets, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 21, 2010 (the “December 21 Form 8-K”))

10.33	Revolving Credit Note, dated December 17, 2010, issued by TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC and TNP SRT San Jacinto, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.2 to the December 21 Form 8-K)

10.34	Guaranty Agreement, dated as of December 17, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP Strategic Retail Trust, Inc., Thompson National Properties, LLC, AWT Family Limited Partnership and Anthony W. Thompson (incorporated by reference to Exhibit 10.3 to the December 21 Form 8-K)

10.35	Pledge and Security Agreement, dated as of December 17, 2010, by and between TNP SRT Secured Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.4 to the December 21 Form 8-K)

10.36	Pledge and Security Agreement, dated as of December 17, 2010, by and between TNP Strategic Retail Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the December 21 Form 8-K)

10.37	Pledge and Security Agreement, dated as of December 17, 2010, by and among TNP Strategic Retail Operating Partnership, LP, TNP SRT Northgate Plaza Tucson Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.6 to the December 21 Form 8-K)

10.38	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 17, 2010, by and among TNP SRT San Jacinto, LLC, First American Title Insurance Company and KeyBank National Association (incorporated by reference to Exhibit 10.7 to the December 21 Form 8-K)

10.39	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of December 17, 2010, by and among TNP SRT Moreno Marketplace, LLC, First American Title Insurance Company and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the December 21 Form 8-K)

10.40	Environmental and Hazardous Substances Indemnity Agreement, dated as of December 17, 2010, by TNP SRT Moreno Marketplace, LLC, TNP SRT Secured Holdings, LLC, TNP Strategic Retail Operating Partnership, LP, TNP SRT San Jacinto, LLC, TNP Strategic Retail Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.9 to the December 21 Form 8-K)

10.41	Environmental and Hazardous Substances Indemnity Agreement, dated as of December 17, 2010, by TNP SRT San Jacinto, LLC, TNP SRT Secured Holdings, LLC, TNP Strategic Retail Operating Partnership, LP, TNP SRT Moreno Marketplace, LLC, TNP Strategic Retail Trust, Inc. and KeyBank National Association (incorporated by reference to Exhibit 10.10 to the December 21 Form 8-K)

10.42	Cash Collateral Pledge and Security Agreement, dated as of December 17, 2010, by and between TNP SRT Secured Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.11 to the December 21 Form 8-K)

10.43	Subordination Agreement, dated as of December 17, 2010, by and among TNP Property Manager, LLC, TNP Strategic Retail Advisor, LLC, TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC and TNP SRT San Jacinto, LLC (incorporated by reference to Exhibit 10.12 to the December 21 Form 8-K)

10.44	Reimbursement Agreement, dated as of December 17, 2010, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC and Anthony W. Thompson (incorporated by reference to Exhibit 10.13 to the December 21 Form 8-K)

10.27	Reimbursement and Fee Agreement, dated as of December 17, 2010, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC and Thompson National Properties, LLC (incorporated by reference to Exhibit 10.14 to the December 21 Form 8-K)

10.46	Reimbursement and Fee Agreement, dated as of December 17, 2010, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC and AWT Family Limited Partnership (incorporated by reference to Exhibit 10.15 to the December 21 Form 8-K)

10.47	Purchase and Sale Agreement, dated August 16, 2010, by and between TNP Acquisitions, LLC and 525, 605, 655, 675, 715, 725, 755, 775 & 785 West Craig Road Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed on April 5, 2011 (the “April 5th Form 8-K”))

10.48	Reinstatement and Second Amendment to Purchase and Sale Agreement, dated September 29, 2010, by and between TNP Acquisitions, LLC and 525, 605, 655, 675, 715, 725, 755, 775 & 785 West Craig Road Holdings, LLC (incorporated by reference to Exhibit 10.2 to the April 5th Form 8-K)

10.49	Fourth Amendment to Purchase and Sale Agreement, dated March 15, 2011, by and between TNP Acquisitions, LLC and 525, 605, 655, 675, 715, 725, 755, 775 & 785 West Craig Road Holdings, LLC (incorporated by reference to Exhibit 10.3 to the April 5th Form 8-K)

10.50	Assignment of Purchase and Sale Agreement, dated March 30, 2011, by and between TNP Acquisitions, LLC and TNPSRT Craig Promenade, LLC (incorporated by reference to Exhibit 10.4 to the April 5th Form 8-K)

10.51	Property and Asset Management Agreement, dated March 30, 2011, by and between TNP SRT Craig Promenade, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.5 to the April 5th Form 8-K)

10.52	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of March 30, 2011, by TNP SRT Craig Promenade, LLC for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.6 to the April 5th Form 8-K)

10.53	Environmental and Hazardous Substances Indemnity Agreement, dated as of March 30, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP Strategic Retail Operating Partnership, L.P. and TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 10.7 to the April 5th Form 8-K)

10.54	First Omnibus Amendment and Reaffirmation of Loan Documents, dated as of March 30, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, KeyBank National Association, TNP Strategic Retail Operating Partnership, L.P., TNP Strategic Retail Trust, Inc., Thompson National Properties, TNP SRT Northgate Plaza Tucson Holdings, LLC and AWT Family Limited Partnership (incorporated by reference to Exhibit 10.8 to the April 5th Form 8-K)

10.55	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 20, 2011, by TNP SRT Northgate Plaza Tucson, LLC for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 26, 2011 (the “May 26th 8-K”))

10.56	Environmental and Hazardous Substances Indemnity Agreement, dated as of May 20, 2011, by and among TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP Strategic Retail Operating Partnership, L.P. and TNP Strategic Retail Trust, Inc. to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.2 to the May 26th 8-K)

10.57	Second Omnibus Amendment and Reaffirmation of Loan Documents, dated as of May 20, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., Thompson National Properties, LLC, Anthony W. Thompson, AWT Family Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.3 to the May 26th 8-K)

10.58	Joinder Agreement, dated as of May 20, 2011, by and between TNP SRT Northgate Plaza Tucson, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.4 to the May 26th 8-K)

10.59	Partial Release and First Amendment to Pledge and Security Agreement, dated as of May 20, 2011, by and among KeyBank National Association, TNP Strategic Retail Operating Partnership, L.P. and TNP SRT Northgate Plaza Tucson Holdings, LLC (incorporated by reference to Exhibit 10.5 to the May 26th 8-K)

10.60	Real Estate Purchase Agreement and Escrow Instructions, dated as of April 29, 2011 and effective on May 26, 2011, by and among Ineichen Pinehurst Square East, LLC, Smee Pinehurst Square East, LLC, Lee - Pinehurst Square East, LLC, Bartells - Pinehurst Square East, LLC, Tuey - Pinehurst Square East, LLC, W.Bensink Pinehurst Square East, LLC, Ashley - Pinehurst Square East, LLC, Stattner - Pinehurst Square East, LLC, MacPhee - Pinehurst Square East, LLC, Hellings - Pinehurst Square East, LLC, Jacobson - Pinehurst Square East, LLC, Franich Pinehurst Square East, LLC, Bushman Pinehurst Square East, LLC, Shupack Pinehurst Square East, LLC, Bonino Pinehurst Square East, LLC, Jacobson - Pinehurst Square East, LLC, Wilhelm - Pinehurst Square East, LLC, Agrimont - Pinehurst Square East, LLC, T. Matthys Pinehurst Square East, LLC, Figlewicz Pinehurst Square East, LLC, 5-19 Pinehurst Square East, LLC, and Applewood - Pinehurst Square East, LLC (collectively, the “Sellers”), TNP Strategic Retail Operating Partnership, L.P. and Fidelity National Title Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 2, 2011 (the “June 2nd 8-K”))

10.61	Bill of Sale, Assignment and Assumption of Leases and Contracts, dated as of May 26, 2011, by and among the Sellers and TNP SRT Pinehurst East, LLC (incorporated by reference to Exhibit 10.2 to the June 2nd 8-K)

10.62	Form of Tax and Redemption Indemnity Agreement by and between TNP Strategic Retail Operating Partnership, L.P., TNP Strategic Retail Trust, Inc. and each Seller (incorporated by reference to Exhibit 10.3 to the June 2nd 8-K)

10.63	Property and Asset Management Agreement, dated as of May 26, 2011, by and between TNP SRT Pinehurst East, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.4 to the June 2nd 8-K)

10.64	Joinder Agreement, dated as of May 26, 2011, by and between TNP SRT Pinehurst East, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the June 2nd 8-K)

10.65	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, dated as of May 26, 2011, by TNP SRT Pinehurst East, LLC for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.6 to the June 2nd 8-K)

10.66	Environmental and Hazardous Substances Indemnity Agreement, dated as of May 26, 2011, by and among TNP SRT Pinehurst East, LLC, TNP SRT Secured Holdings, LLC, TNP Strategic Retail Operating Partnership, L.P., TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC and TNP Strategic Retail Trust, Inc., to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the June 2nd 8-K)

10.67	Third Omnibus Amendment and Reaffirmation of Loan Documents, dated as of May 26, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., Thompson National Properties, LLC, Anthony W. Thompson, AWT Family Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the June 2nd 8-K)

10.68	Real Estate Purchase Agreement and Escrow Instructions, dated as of April 29, 2011, by and among Hesperia – Main Street, LLC, TNP Acquisitions, LLC and Lawyers Title Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 22, 2011 (the “June 22nd 8-K”))

10.69	First Amendment to Real Estate Purchase Agreement and Escrow Instructions, dated June 1, 2011, by and between Hesperia – Main Street, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.2 to the
June 22nd 8-K)

10.70	Assignment and Assumption of Real Estate Purchase Agreement and Escrow Instructions, dated June 18, 2011, by and between TNP Acquisitions, LLC and TNP SRT Topaz Marketplace, LLC (incorporated by reference to Exhibit 10.3 to the June 22nd 8-K)

10.71	Loan Sale Agreement, dated June 21, 2011, by and between M&I Ilsley Bank and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 5, 2011 (the “July 5th 8-K”))

10.72	Assignment of Loan Sale Agreement, dated June 28, 2011, by and between TNP Acquisitions, LLC and TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.2 to the July 5th 8-K)

10.73	Split, Amended and Restated Promissory Note A1, dated January 12, 2010, by Constitution Trail, LLC in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.3 to the July 5th 8-K)

10.74	Split, Amended and Restated Promissory Note A2, dated January 12, 2010, by Constitution Trail, LLC in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.4 to the July 5th 8-K)

10.75	Promissory Note B, dated January 12, 2010, by Constitution Trail, LLC in favor of M&I Marshall & Ilsley Bank (incorporated by reference to Exhibit 10.5 to the July 5th 8-K)

10.76	Assignment of Mortgage, dated June 28, 2011, by M&I Ilsley Bank in favor of TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.6 to the July 5th 8-K)

10.77	Assignment of Assignment of Rents and Leases, dated June 28, 2011, by M&I Ilsley Bank in favor of TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.7 to the July 5th 8-K)

10.78	General Assignment, dated June 28, 2011, by M&I Ilsley Bank in favor of TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.8 to the July 5th 8-K)

10.79	Promissory Note, dated June 29, 2011, by TNP SRT Constitution Trail, LLC in favor of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.9 to the July 5th 8-K)

10.80	Credit Agreement, dated as of June 29, 2011, by and between TL DOF III Holding Corporation and TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.10 to the July 5th 8-K)

10.81	Reimbursement and Fee Agreement, dated as of June 29, 2011, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP, TNP SRT Constitution Trail, LLC, and Anthony W. Thompson (incorporated by reference to Exhibit 10.11 to the July 5th 8-K)

10.82	Amendment to Credit Agreement, effective as of June 30, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Pinehurst East, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP, Thompson National Properties, LLC, Anthony W. Thompson, AWT Family Limited Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 9, 2011)

10.83	Interest Rate Swap Agreement, dated June 13, 2011, by and between TNP SRT Secured Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.27 to the Quarterly Report on Form 10-Q filed on August 15, 2011)

10.84	Amendment to Credit Agreement, dated as of August 23, 2011, but effective as of June 29, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Pinehurst East, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 29, 2011)

10.85	Amendment to Credit Agreement, dated as of August 25, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Pinehurst East, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 29, 2011)

10.86	Purchase and Sale Agreement and Joint Escrow Instructions, dated as of September 1, 2011, by and between So Wehren Holding Corp. and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 6, 2011)

10.87	Assignment of Purchase and Sale Agreement and Joint Escrow Instructions, dated September 6, 2011, by and between TNP Acquisitions, LLC and TNP SRT Osceola Village, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 6, 2011)

10.88	Fourth Amendment to “Real Estate Purchase Agreement and Escrow Instructions,” dated August 31, 2011, by and between TNP SRT Topaz Marketplace, LLC and Hesperia – Main Street, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 6, 2011)

10.89	Fifth Amendment to “Real Estate Purchase Agreement and Escrow Instructions,” dated September 14, 2011, by and between TNP SRT Topaz Marketplace, LLC and Hesperia – Main Street, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2011)

10.90	Property and Asset Management Agreement, dated September 22, 2011, by and between TNP SRT Topaz Marketplace, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2011)

10.91	Joinder Agreement, dated as of September 22, 2011, by and between TNP SRT Topaz Marketplace, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 28, 2011)

10.92	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of September 22, 2011, by TNP SRT Topaz Marketplace, LLC in favor of Commonwealth Land Title Company, for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 28, 2011)

10.93	Environmental and Hazardous Substances Indemnity Agreement, dated as of September 22, 2011, by and among TNP SRT Topaz Marketplace, LLC, TNP SRT Pinehurst East, LLC, TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP Strategic Retail Operating Partnership, L.P. and TNP Strategic Retail Trust, Inc., to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 28, 2011)

10.94	Fourth Omnibus Amendment and Reaffirmation of Loan Documents, dated as of September 22, 2011, by and among TNP SRT Secured Holdings, LLC, TNP SRT Topaz Marketplace, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC, TNP SRT Pinehurst East, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., TNP Property Manager, LLC, TNP Strategic Retail Advisor, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 28, 2011)

10.95	Second Amendment to Revolving Credit Note, dated as of September 22, 2011, by and among TNP SRT Topaz Marketplace, LLC, TNP SRT Pinehurst East, LLC, TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Moreno Marketplace, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Northgate Plaza Tucson, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.6 to the Current Report on
Form 8-K filed on September 28, 2011)

10.96	Amendment to Purchase and Sale Agreement and Joint Escrow Instructions, dated September 27, 2011, by and between SoWehren Holding Corp. and TNP SRT Osceola Village, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 3, 2011)

10.97	Master Lease Agreement, dated as of October 11, 2011, by and among TNP SRT Osceola Village, LLC, TNP SRT Osceola Village Master Lessee, LLC and TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 14, 2011)

10.98	Guaranty, dated as of October 11, 2011, by TNP Strategic Retail Trust, Inc. in favor of American National Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 14, 2011)

10.99	Springing Guaranty, dated as of October 11, 2011, by Thompson National Properties, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 14, 2011)

10.100	Subordination, NonDisturbance and Attornment Agreement (Master Lease Tenant), dated as of October 11, 2011, by and among TNP SRT Osceola Village Master Lessee, LLC and American National Insurance Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 14, 2011)

10.101	Reimbursement and Fee Agreement, dated as of October 13, 2011, by and between TNP Strategic Retail Trust, Inc. and Thompson National Properties, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 14, 2011)

10.102	Property and Asset Management Agreement, dated October 11, 2011, by and between TNP SRT Osceola Village, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 14, 2011)

10.103	Promissory Note, dated October 11, 2011, by TNP SRT Osceola Village, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 14, 2011)

10.104	Promissory Note, dated October 11, 2011, by TNP SRT Osceola Village, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 14, 2011)

10.105	Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of October 11, 2011, by and between TNP SRT Osceola Village, LLC and American National Insurance Company (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on October 14, 2011)

10.106	Absolute Assignment of Leases and Rents, dated as of October 11, 2011, by and between TNP SRT Osceola Village, LLC and American National Insurance Company (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on October 14, 2011)

10.107	Certificate and Indemnity Regarding Hazardous Substances, dated October 11, 2011, by TNP SRT Osceola Village, LLC (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on October 14, 2011)

10.108	Property and Asset Management Agreement, dated as of October 21, 2011, by and between TNP SRT Constitution Trail, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 27, 2011)

10.109	Promissory Note, dated as of October 21, 2011, by TNP SRT Constitution Trail, LLC in favor of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 27, 2011)

10.110	Mortgage, Security Agreement and Assignment of Leases and Rents, dated as of October 21, 2011, by SRT Constitution Trail, LLC in favor of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 27, 2011)

10.111	Assignment of Leases and Rents, dated as of October 21, 2011, by TNP SRT Constitution Trail, LLC in favor of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 27, 2011)

10.112	Collateral Assignment of Agreements, Permits and Contracts, dated as of October 21, 2011, by TNP SRT Constitution Trail, LLC in favor of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 27, 2011)

10.113	Assignment of Management Agreement and Subordination of Management Fees, dated as of October 21, 2011, by and among TNP SRT Constitution Trail, LLC, TL DOF III Holding Corporation and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 27, 2011)

10.114	Recourse Guaranty, dated as of October 21, 2011, by Anthony W. Thompson and TNP Strategic Retail Trust, Inc. for the benefit of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 27, 2011)

10.115	Environmental Indemnity Agreement, dated as of October 21, 2011, by TNP SRT Constitution Trail, LLC, Anthony W. Thompson and TNP Strategic Retail Trust, Inc. for the benefit of TL DOF III Holding Corporation (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 27, 2011)

10.116	Promissory Note, dated as of December 16, 2011, by TNP SRT Constitution Trail, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 22, 2011)

10.117	Mortgage, Security Agreement and Financing Statement, dated as of December 16, 2011, by TNP SRT Constitution Trail, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 22, 2011)

10.118	Absolute Assignment of Leases and Rents, dated as of December 16, 2011, by TNP SRT Constitution Trail, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 22, 2011)

10.119	Assignment of Development Agreement, dated as of December 16, 2011, by TNP SRT Constitution Trail, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 22, 2011)

10.120	Certificate and Indemnity Regarding Hazardous Substances, dated December 16, 2011, by and between TNP SRT Constitution Trail, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 22, 2011)

10.121	Master Lease Agreement, dated as of December 16, 2011, by and among TNP SRT Constitution Trail, LLC, TNP SRT Constitution trail Master Lessee, LLC and Thompson National Properties, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 22, 2011)

10.122	Guaranty, dated as of December 16, 2011, by Thompson National Properties, LLC in favor of American National Insurance Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 22, 2011)

10.123	Subordination, NonDisturbance and Attornment Agreement, dated as of December 16, 2011, by and between TNP SRT Constitution Trail Master Lessee, LLC and American National Insurance Company (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 22, 2011)

10.124	Omnibus Amendment to Loan Documents, dated as of December 15, 2011, by and between Torchlight Debt Opportunity Fund III, LLC and TNP SRT Constitution trail, LLC (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on December 22, 2011)

10.125	Subordination and Intercreditor Agreement, dated as of December 15, 2011, by and between American National Insurance Company and Torchlight Debt Opportunity Fund III, LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 22, 2011)

10.126	Purchase and Sale Agreement For Improved Real Estate, dated as of September 29, 2011, by and among CP Summit Retail, LLC, TNP Acquisitions, LLC and First American Title Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 28, 2011)

10.127	Second Amendment to Real Estate Purchase Agreement For Improved Real Estate, dated as of November 22, 2011, by and between CP Summit Retail, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 28, 2011)

10.128	Third Amendment to Real Estate Purchase Agreement For Improved Real Estate, dated as of December 12, 2011, by and between CP Summit Retail, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 28, 2011)

10.129	Fourth Amendment to Real Estate Purchase Agreement For Improved Real Estate, dated as of December 15, 2011, by and between CP Summit Retail, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 28, 2011)

10.130	Assignment of Purchase and Sale Agreement For Improved Real Estate, dated as of December 21, 2011, by and between TNP Acquisitions, LLC and TNP SRT Summit Point, LLC and agreed to by CP Summit Retail, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 28, 2011)

10.131	Guaranty Agreement, dated as of December 21, 2011, by and between TNP Strategic Retail Trust, Inc. and CP Summit Retail, LLC (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on December 28, 2011)

10.132	Property and Asset Management Agreement, dated as of December 21, 2011, by and between TNP SRT Summit Point, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 28, 2011)

10.133	Promissory Note, dated December 21, 2011, by TNP SRT Summit Point, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on December 28, 2011)

10.134	Loan Agreement, dated as of December 21, 2011, by and between TNP SRT Summit Point, LLC and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on December 28, 2011)

10.135	Fee and Leasehold Deed To Secure Debt, Assignment of Leases and Rents and Security Agreement, dated as of December 21, 2011, by TNP SRT Summit Point, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on December 28, 2011)

10.136	Guaranty Agreement, dated as of December 21, 2011, by TNP Strategic Retail Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on December 28, 2011)

10.137	Assignment of Management Agreement and Subordination of Management Fees, dated as of December 21, 2011, by and among TNP SRT Summit Point, LLC, JPMorgan Chase Bank, National Association and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on December 28, 2011)

10.138	Environmental Indemnity Agreement, dated as of December 21, 2011, by TNP SRT Summit Point, LLC and TNP Strategic Retail Trust, Inc. for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on December 28, 2011)

10.139	Agreement of Purchase and Sale and Joint Escrow Instruction, dated October 21, 2011, by and between LHC Morningside Marketplace, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2012)

10.140	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of December 8, 2011, by and between LHC Morningside Marketplace, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2012)

10.141	Agreement of Purchase and Sale and Joint Escrow Instruction, dated October 21, 2011, by and between LHC Morningside Marketplace, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 12, 2012)

10.142	Second Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions, dated as of December 8, 2011, by and between LHC Morningside Marketplace, LLC and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 12, 2012)

10.143	Assignment of Purchase and Sale Agreement and Joint Escrow Instructions, dated January 9, 2012, by and between TNP Acquisitions, LLC and TNP SRT Morningside Marketplace, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 12, 2012)

10.144	Property and Asset Management Agreement, dated January 9, 2012, by and between TNP SRT Morningside Marketplace, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 12, 2012)

10.145	Joinder Agreement, dated as of January 9, 2012, by and between TNP SRT Morningside Marketplace, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on January 12, 2012)

10.146	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing, dated as of January 9, 2012, by TNP SRT Morningside Marketplace, LLC in favor of Chicago Title Company, for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on January 12, 2012)

10.147	Environmental and Hazardous Substances Indemnity Agreement, dated as of January 9, 2012, by and among TNP SRT Morningside Marketplace, LLC, TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP Strategic Retail Operating Partnership, L.P. and TNP Strategic Retail Trust, Inc., to and for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on January 12, 2012)

10.148	Fifth Omnibus Amendment and Reaffirmation of Loan Documents, dated as of January 9, 2012, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Morningside Marketplace, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, L.P., and KeyBank National Association (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on January 12, 2012)

10.149	Third Amendment to Revolving Credit Note, dated as of January 9, 2012, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Morningside Marketplace, LLC, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on January 12, 2012)

10.150	Loan Agreement, dated as of January 6, 2012, by and between TNP SRT Portfolio I, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on January 12, 2012)

10.151	Promissory Note, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on January 12, 2012)

10.152	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on January 12, 2012)

10.153	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC to Fidelity National Title Agency for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on January 12, 2012)

10.154	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC to Fidelity National Title Agency for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on January 12, 2012)

10.155	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC to Fidelity National Title Agency for the benefit of KeyBank National Association (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on January 12, 2012)

10.156	Assignment of Leases and Rents, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on January 12, 2012)

10.157	Assignment of Leases and Rents, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on January 12, 2012)

10.158	Assignment of Leases and Rents, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on January 12, 2012)

10.159	Assignment of Leases and Rents, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on January 12, 2012)

10.160	Guaranty Agreement, dated as of January 6, 2012, by TNP Strategic Retail Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed on January 12, 2012)

10.161	Environmental Indemnity Agreement, dated as of January 6, 2012, by TNP SRT Portfolio I, LLC and TNP Strategic Retail Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on January 12, 2012)

10.162	Amendment No. 2 to Amended and Restated Advisory Agreement, dated as of January 12, 2012 and effective as of January 1, 2012, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 13, 2012)

10.163	Loan Agreement, dated as of February 3, 2012, by and between JPMorgan Chase Bank, National Association and TNP SRT Woodland West, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 8, 2012)

10.164	Promissory Note, dated as of February 3, 2012, by TNP SRT Woodland West, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 8, 2012)

10.165	Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated as of February 3, 2012, by TNP SRT Woodland West, LLC to Rebecca S. Conrad for the benefit of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on February 8, 2012)

10.166	Assignment of Management Agreement and Subordination of Management Fees, dated as of February 3, 2012, by and among TNP SRT Woodland West, LLC, JPMorgan Chase Bank, National Association and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on February 8, 2012)

10.167	Guaranty Agreement, dated as of February 3, 2012, by TNP Strategic Retail Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 8, 2012)

10.168	Environmental Indemnity Agreement, dated as of February 3, 2012, by TNP SRT Woodland West, LLC and TNP Strategic Retail Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 8, 2012)

10.169	Mezzanine Promissory Note, dated as of February 3, 2012, by TNP SRT Woodland West Holdings, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on February 8, 2012)

10.170	Mezzanine Pledge and Security Agreement, dated as of February 3, 2012, by TNP SRT Woodland West Holdings, LLC in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on February 8, 2012)

10.171	Mezzanine Guaranty Agreement, dated as of February 3, 2012, by TNP Strategic Retail Trust, Inc. in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on February 8, 2012)

10.172	Property and Asset Management Agreement, dated February 2, 2012, by and between TNP SRT Woodland West, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on February 8, 2012)

10.173	Assignment of Leases and Rents, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on June 19, 2012)

10.174	Assignment of Leases and Rents, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on June 19, 2012)

10.175	Assignment of Leases and Rents, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on June 19, 2012)

10.176	Assignment of Leases and Rents, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on June 19, 2012)

10.177	Assignment of Leases and Rents, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on June 19, 2012)

10.178	Assignment of Management Agreement and Subordination of Management Fees, dated as of June 13, 2012, by and among TNP SRT Portfolio II, LLC, TNP Property Manager, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on June 19, 2012)

10.179	Guaranty Agreement, dated as of June 13, 2012, by TNP Strategic Retail Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on June 19, 2012)

10.180	Environmental Indemnity Agreement, dated as of June 13, 2012, by TNP SRT Portfolio II, LLC and TNP Strategic Retail Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on June 19, 2012)

10.181	Mezzanine Loan Agreement, dated as of June 13, 2012, by and between TNP SRT Portfolio II Holdings, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on June 19, 2012)

10.182	Promissory Note, dated as of June 13, 2012, by TNP SRT Portfolio II Holdings, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on June 19, 2012)

10.183	Pledge and Security Agreement, dated as of June 13, 2012, TNP SRT Portfolio II Holdings, LLC in favor of KeyBank National Association (incorporated by reference to Exhibit 10.18 to the Current Report on Form 8-K filed on June 19, 2012)

10.184	Subordination of Management Agreement, dated as of June 13, 2012, by and among TNP SRT Portfolio II Holdings, LLC, TNP SRT Portfolio II, LLC, TNP Property Manager, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.19 to the Current Report on Form 8-K filed on June 19, 2012)

10.185	Guaranty Agreement, dated as of June 13, 2012, by TNP Strategic Retail Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.20 to the Current Report on Form 8-K filed on June 19, 2012)

10.186	Environmental Indemnity Agreement, dated as of June 13, 2012, by TNP SRT Portfolio II Holdings, LLC and TNP Strategic Retail Trust, Inc. in favor of KeyBank National Association (incorporated by reference to Exhibit 10.21 to the Current Report on Form 8-K filed on June 19, 2012)

10.187	Amendment No. 4 to Amended and Restated Advisory Agreement, dated August 2, 2012 and effective as of August 7, 2012, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and TNP Strategic Retail Advisor, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 2, 2012)

10.188	Sale Agreement, dated June 14, 2012, by and between Central Pacific Bank and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed November 14, 2012)

10.189	Amendment and Restatement of Sale Agreement, dated October 9, 2012, between Central Pacific Bank, and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.2 to the Form 8-K filed November 14, 2012)

10.190	Second Amendment to Sale Agreement, dated October 29, 2012, between Central Pacific Bank and TNP Acquisitions, LLC (incorporated by reference to Exhibit 10.3 to the Form 8-K filed November 14, 2012)

10.191	Third Amendment to Sale Agreement, dated November 7, 2012, between Central Pacific Bank and TNP SRT Lahaina Gateway, LLC (incorporated by reference to Exhibit 10.4 to the Form 8-K filed November 14, 2012)

10.192	Assignment of Sale Agreement, dated October 31, 2012, between TNP Acquisitions, LLC, and TNP SRT Lahaina Gateway, LLC (incorporated by reference to Exhibit 10.5 to the Form 8-K filed November 14, 2012)

10.193	Property and Asset Management Agreement, dated November 9, 2012, by and between TNP SRT Lahaina Gateway, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.6 to the Form 8-K filed November 14, 2012)

10.194	Promissory Note, dated November 9, 2012, by TNP SRT Lahaina Gateway, LLC in favor of DOF IV REIT Holdings, LLC (incorporated by reference to Exhibit 10.7 to the Form 8-K filed November 14, 2012)

10.195	Loan Agreement, dated November 9, 2012, by and between TNP SRT Lahaina Gateway, LLC and DOF IV REIT Holdings, LLC (incorporated by reference to Exhibit 10.8 to the Form 8-K filed November 14, 2012)

10.196	Leasehold Mortgage, Assignment of Rents and Security Agreement and Financing Statement as Fixture Filing dated November 9, 2012, by TNP SRT Lahaina Gateway, LLC in favor of DOF IV REIT Holdings, LLC (incorporated by reference to Exhibit 10.9 to the Form 8-K filed November 14, 2012)

10.197	Guaranty dated November 9, 2012, by TNP Strategic Retail Trust, Inc. and Anthony W. Thompson, an individual, for the benefit of DOF IV REIT Holdings, LLC (incorporated by reference to Exhibit 10.10 to the Form 8-K filed November 14, 2012)

10.198	Assignment, of Management Agreement and Subordination of Management Fees dated November 9, 2012, by and among TNP SRT Lahaina Gateway, LLC, DOF IV REIT Holdings, LLC and TNP Property Manager, LLC (incorporated by reference to Exhibit 10.11 to the Form 8-K filed November 14, 2012)

10.199	Environmental Indemnity Agreement, dated November 9, 2012, by TNP SRT Lahaina Gateway, LLC, TNP Strategic Retail Trust, Inc., and Anthony W. Thompson, an individual, for the benefit of DOF IV REIT Holdings, LLC (incorporated by reference to Exhibit 10.12 to the Form 8-K filed November 14, 2012)

10.200	Consulting Agreement, dated December 14, 2012, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and Glenborough, LLC

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Calculation Linkbase Document