Form 10-K/A
period 2012-12-31
TNP Strategic Retail Trust, Inc.
filed 2013-04-26
CIK 1446371

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

As of March 22, 2013, there were 10,969,714 outstanding shares of common stock of TNP Strategic Retail Trust, Inc.

TNP STRATEGIC RETAIL TRUST, INC.

EXPLANATORY NOTE REGARDING THIS FORM 10-K/A

On April 1, 2013, TNP Strategic Retail Trust, Inc. (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Original Form 10-K”). In accordance with Instruction G(3) to Form 10-K, the Original Form 10-K incorporated by reference, from the Company’s definitive proxy statement to be filed with the SEC with respect to the Company’s 2013 annual meeting of stockholders, the information required by Part III of Form 10-K. This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed solely to amend the Original Form 10-K to set forth the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, as required by Instruction G(3) to Form 10-K, due to the fact that the Company’s definitive proxy statement for the Company’s 2013 annual meeting of stockholders will not be filed within 120 days after the end of the fiscal year ended December 31, 2012.

The information included in this Amendment No. 1 has not been updated to reflect other events occurring after the filing of the Original Form 10-K or to modify or update those disclosures in the Original Form 10-K affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K. In addition, pursuant to the rules of the SEC, this Amendment No. 1 contains currently-dated certifications from the Company’s Co-Chief Executive Officers and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Anthony W. Thompson	66	Chairman of the Board, President and Co-Chief Executive Officer
K. Timothy O’Brien	66	Co-Chief Executive Officer
Dee R. Balch	49	Chief Financial Officer, Treasurer , Secretary and Director
John B. Maier II	51	Independent Director
Phillip I. Levin	73	Independent Director
Jeffrey S. Rogers	44	Independent Director

Anthony W. Thompson has served as the chairman of our board of directors since September 2008, as our Co-Chief Executive Officer since November 2012 and as our President since February 2012. Mr. Thompson served as our Chief Executive Officer from September 2008 to November 2012. Mr. Thompson also serves as Chief Executive Officer of Thompson National Properties, LLC (our “sponsor” or “TNP LLC”), TNP Strategic Retail Advisor, LLC, our “advisor,” and TNP Securities, LLC (“TNP Securities”) the dealer manager for our initial public offering. Prior to founding TNP LLC in 2008, Mr. Thompson founded Triple Net Properties, LLC (“Triple Net”), in 1998 and served as its Chairman and Chief Executive Officer until 2006, when he was named Chairman of the Board for NNN Realty Advisors, Inc.(“Realty Advisors”) the holding company for Triple Net. In December 2007, Realty Advisors merged with Grubb & Ellis Company and Mr. Thompson was named Chairman of the combined company, a position from which he resigned effective February 8, 2008. During his tenure, Mr. Thompson oversaw operations of two non-listed REITS sponsored by these companies, NNN Healthcare/Office REIT, Inc. (now Healthcare Trust of America, Inc.) and NNN Apartment REIT, Inc. (now Grubb & Ellis Apartment REIT, Inc.) which at the time of his departure had acquired in excess of $600 million in commercial real estate properties. Mr. Thompson’s responsibilities included participating in (1) the oversight of day-to-day operations of the non-listed REITs, (2) the selection of real property and real estate related securities acquisitions and dispositions, (3) the structuring and negotiating of the terms of asset acquisitions and dispositions, (4) the selection of joint venture partners and monitoring these relationships, and (5) the oversight of the property managers, including the review and analysis of the operating budgets and leasing plans. Mr. Thompson is a member of the Sterling College Board of Trustees and various other community and charitable organizations. Mr. Thompson holds a Bachelor of Science degree in Economics from Sterling College in Sterling, Kansas. Mr. Thompson is a Financial Industry Regulatory Authority, Inc. (“FINRA”) Series 1 and 24 registered representative of TNP Securities.

Our board of directors, excluding Mr. Thompson, has determined that Mr. Thompson is qualified to serve as one of our directors due to his extensive experience overseeing similar non-listed REITs, including the selection, negotiation, and management of investments in real estate and real estate related properties, as well as his status as a FINRA Series 1 and 24 registered representative.

K. Timothy O’Brien has served as our Co-Chief Executive Officer since November 2012. Mr. O’Brien has served as the Executive Vice President, Real Estate of TNP LLC, our sponsor, since June 2011. His roles at TNP LLC have included positioning and managing the sale of investment parcels in the Company’s portfolio, acquiring and selling single tenant properties under its Delaware Statutory Trust program and related corporate real estate functions. Mr. O’Brien was a founding shareholder of TNP LLC and has served on its Advisory Committee since 2008. Mr. O’Brien was a founding shareholder of Triple Net Properties, Inc. (“NNN”) in 1998 and served on its Advisory Committee. Mr. O’Brien served on the board of directors of one of the NNN real estate investment trust programs, A REIT, until NNN elected not to consummate its registration. Prior to NNN, Mr. O’Brien was the Co-founder and Executive Vice President of Econo Lube N’ Tune, Inc., from 1977 to 2006, a national specialty automotive service franchise company with over three hundred franchised and company centers. He ran the real estate development, finance and franchising arm of Econo Lube N’ Tune, Inc., financed its new store development through a number of credit facilities including two public real estate investment trusts. Prior to Econo Lube N’ Tune, Inc., Mr. O’Brien held several real estate development industry positions, notably Director of Operations at the 95,000 acre Rancho California master-planned community in Riverside, California from 1970 to 1972. Mr. O’Brien has been a member of the Board of Trustees of Sterling College since 2000 and currently serves as its co-chair. Mr. O’Brien holds a Masters of Business Administration from the University of California, Los Angeles and Bachelor of Arts in Economics from the University of California, Santa Barbara.

Dee R. Balch has served as our Chief Financial Officer, Treasurer and Secretary since August 2012 and as a member of our board of directors since July 2012. Ms. Balch is a Certified Public Accountant with more than 20 years of accounting, reporting and real estate experience. Prior to joining TNP LLC in April 2012, Ms. Balch served from January 2010 to February 2012 as Senior Vice President, Finance and Accounting for Buchanan Street Partners, a real estate investment management company. Ms. Balch’s career also includes 14 years with Ernst and Young LLP, a major international public accounting firm, from 1996 to 2010 with her last position there as Executive Director overseeing the assurance practice. Ms. Balch’s past experience also includes serving as the internal auditor for Florida Power & Light Company, a large publicly-traded Florida utility company, as a senior auditor for KPMG Peat Marwick, and as a financial analyst for Citicorp Savings based in Miami, Florida. Ms. Balch earned a Bachelor of Science in Systems Analysis and a Master of Business of Administration from the University of Miami. Additionally, Ms. Balch holds a Bachelor of Science in Accounting from Florida Atlantic University. Ms. Balch is a Certified Public Accountant with an active license in California and Florida, and is a member of the American Institute of Certified Public Accountants and the California Society of CPAs.

Our board of directors, excluding Ms. Balch, has determined that Ms. Balch is qualified to serve as one of our directors due to her experience serving as a Chief Financial Officer and her over 20 years of real estate, accounting and SEC reporting experience.

John B. Maier II, has served as one of our independent directors since October 2012. Mr. Maier is Head of Investment Banking at Headwaters|MB LLC. He joined Headwaters when Headwaters acquired Legacy Ptrs. & Co, LLC, an investment bank focused on the middle market. Prior to re-forming Legacy in 2010, Mr. Maier was Co-Head of Mergers and Acquisitions and Financial Sponsors at FBR Capital Markets, where he was part of the successful 144A offering of Triple Net. He joined FBR in 2007 when FBR acquired Legacy Partners Group, LLC founded by Mr. Maier in 2003. Prior to launching Legacy, Mr. Maier was Global Co-Head of Middle Market M&A at Credit Suisse First Boston. He joined Credit Suisse when it acquired Donaldson, Lufkin & Jenrette (“DLJ”) where Mr. Maier was a partner. At DLJ he helped build and then led the firm’s Exclusive Sales Group, which became one of the most successful middle market sell-side advisory practices on Wall Street. Prior to joining DLJ, Mr. Maier was with Wasserstein Perella & Co. in their Los Angeles office, where he launched that firm’s Global Logistics and Outsourcing Practice. He subsequently helped start Wasserstein’s San Francisco banking effort and its West Coast Technology Practice. Mr. Maier graduated from Wake Forest University. He received his MBA with the distinction University Fellow from Georgetown University.

Our board of directors, excluding Mr. Maier, has determined that Mr. Maier is qualified to serve as one of our directors due to his experience as an officer of various investment banking firms.

Phillip I. Levin has served as one of our independent directors since April 2011. Mr. Levin has served since 1991 as President of Levin Development Company, a real estate development and consulting firm. Prior to founding Levin Development Company in 1991, Mr. Levin served for approximately 16 years with Coopers & Lybrand, L.L.P. (now PricewaterhouseCoopers), where he became the Managing Partner of the firm’s consulting practice in Michigan. From 1970 to 1974, Mr. Levin served as Manager of the Consulting Services Division of Arthur Young & Company (now Ernst & Young) in Toledo, Ohio. Prior to joining Arthur Young & Company, Mr. Levin served as a Financial Analyst for Ford Motor Company for approximately 8 years. Mr. Levin holds a Master of Business Administration in Finance and a Bachelor of Science degree in Accounting from the University of Pittsburgh.

Our board of directors, excluding Mr. Levin, has determined that Mr. Levin is qualified to serve as one of our directors due to his experience as an officer of a real estate development and consulting firm and his professional experience as a certified public accountant. In addition, our board of directors believes that Mr. Levin is qualified to serve as the financial expert and chairperson of the Audit Committee due to his extensive experience as a certified public accountant.

Jeffrey S. Rogers has served as one of our independent directors since March 2009. Mr. Rogers is currently the head of Zazma, Inc., an online payment services company. Prior to joining Zazma, Mr. Rogers served as President, and Chief Operating Officer from February 2005 until September 2012 and as Chief Operating Officer between February 2004 and February 2005 of Integra Realty Resources, Inc., a commercial real estate valuation and counseling firm, where he oversaw corporate operations, technology and software initiatives, and all aspects of financial reporting and audit procedures. Prior to joining Integra Realty Resources, Inc. in February 2004, Mr. Rogers worked from November 2002 to February 2004 as a consultant for Regeneration, LLC, a management consulting firm. Between September 1999 and November 2002, Mr. Rogers held various positions at ReturnBuy, Inc., a technology and software solutions company, including President of ReturnBuy Ventures, a division of ReturnBuy, Inc., between August 2001 and November 2002, Chief Financial Officer between September 1999 and August 2001 and member of the Board of Directors between September 1999 and August 2001. In January 2003, ReturnBuy, Inc. filed for Chapter 11 bankruptcy as part of a restructuring transaction in which it was acquired by Jabil Circuit, Inc. Mr. Rogers currently serves on the board of directors of Presidential Realty Corp., a public REIT. Mr. Rogers has also served on the Finance Committee of the Young Presidents Organization since March 2009 and as Audit Committee Chairman from July 2010 to July 2012. Mr. Rogers earned a Master of Business Administration degree from The Darden School, University of Virginia in Charlottesville, Virginia, a Juris Doctorate degree from Washington and Lee University School of Law in Lexington, Virginia and a Bachelor of Arts degree in Economics from the Washington and Lee University.

Our board of directors, excluding Mr. Rogers, has determined that Mr. Rogers is qualified to serve as one of our directors due to his previous leadership position with a commercial real estate valuation and counseling firm and his professional experience as an attorney. In addition, our board of directors believes that Mr. Rogers is qualified to serve as a member of the Audit Committee due to his extensive experience with financial reporting as a former Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and any persons beneficially owning more than 10% of our outstanding shares of common stock, to file with the SEC reports with respect to their initial ownership of our common stock and reports of changes in their ownership of our common stock. As a matter of practice, our administrative staff and outside counsel assists our directors and executive officers in preparing these reports, and typically file those reports on behalf of our directors and executive officers. Based solely on a review of the copies of such forms filed with the SEC during fiscal year 2012 and on written representations from our directors and executive officers, we believe that during fiscal year 2012 all of our directors and executive officers filed the required reports on a timely basis under Section 16(a), except as follows:

•	due to an administrative oversight, a Form 3 was not timely filed connection with the appointment of Mr. Maier to our board of directors on October 2, 2012; and

•	due to an administrative oversight, a Form 4 was not timely filed in connection with the grant of 5,000 shares of restricted common stock to Mr. Maier pursuant to our incentive award plan in connection with Mr. Maier’s appointment to our board of directors on October 2, 2012.

In 2012, no person held more than 10% of our outstanding shares of common stock.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Ethics, which contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page of this amendment to our annual report.

Audit Committee

Our board of directors has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee meets on a regular basis, at least quarterly and more frequently as necessary. The Audit Committee’s primary function is to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The current members of the Audit Committee are Phillip I. Levin, Jeffrey S. Rogers and John B. Maier II, each of whom is an independent director. Mr. Levin is the designated Audit Committee financial expert and the chairman of the Audit Committee. The Audit Committee operates under a written charter, which was adopted by our board of directors on April 14, 2009.

Special Committee

Our board of directors has established a Special Committee comprised of our three independent directors. The Special Committee has the maximum power delegable to a committee of our board of directors under Maryland law and has the authority to (1) engage its own financial and legal advisors, (2) execute, deliver and file or to cause to be executed, delivered and filed all agreements, documents and instruments in our name and on our behalf as the special committee may deem necessary, convenient or appropriate, (3) expend money on our behalf, and (4) to the maximum extent permitted by applicable law, keep private from our board of directors and our officers the minutes of its meetings and other matters.

ITEM 11. Executive Compensation

Executive Officer Compensation

Historically, none of our executive officers have been employed by us or received any compensation from us in exchange for their service as our executive officers. However, effective August 29, 2012, Peter K. Kompaniez resigned from his position as a member of our board of directors and was appointed as our Co-Chief Executive Officer in a consulting capacity. Mr. Kompaniez received compensation from us for performing his duties as an executive officer until he resigned his position effective October 9, 2012.

In addition, effective November 3, 2012, we entered into an employment arrangement with Dee R. Balch as our Chief Financial Officer, Treasurer and Secretary. Prior to this time, beginning on August 15, 2012, Ms. Balch was employed by our advisor and was not compensated by us for serving as our Chief Financial Officer. Ms. Balch receives an annual base salary of $190,000. As discussed below, Ms. Balch is also eligible to receive a retention bonus and an individual performance bonus based upon her service through April 30, 2013. Ms. Balch’s employment is at will and she is not entitled to any severance or other special payments or benefits in the event of her termination or a change in control of our company.

We did not employ or pay compensation to any other of our executive officers in 2012.

Summary Compensation Table

The following table sets forth certain information regarding the compensation paid to our Chief Financial Officer and Co-Chief Executive Officer for the year ended December 31, 2012. We had no employees and paid no compensation to any of our executive officers during any prior year.

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards	Non-equity incentive plan compensation	All other compensation	Total
Dee R. Balch – Chief Financial Officer, Treasurer and Secretary (1)	2012	$21,924	$—	(2)	$—	$—	$—	$—	$21,924
Peter K. Kompaniez – Former Co-Chief Executive Officer (3)	2012	—	—		—	—	—	11,794	11,794

(1)	The table above reflects the compensation that Ms. Balch received from us in exchange for her service as our Chief Financial Officer subsequent to November 2, 2012. As indicated above, prior to that date, Ms. Balch was employed by our advisor and was not compensated by us.
(2)	Pursuant to her employment arrangement, Ms. Balch is eligible to receive (1) a retention bonus equal to 20% of her base annual salary (i.e., $38,000) provided that she remains employed by us as of April 30, 2013, and (2) a performance bonus equal to up to 30% of her base annual salary (i.e., $57,000) based upon her individual performance through April 30, 2013, as assessed by our audit committee. As of the date hereof, the retention bonus has not yet been paid and the amount of the performance bonus has not been determined. Ms. Balch did not receive a bonus during 2012.
(3)	Peter K. Kompaniez was appointed our Co-Chief Executive Officer, in a consulting capacity, effective August 29, 2012, and resigned from his position effective October 9, 2012. The table above reflects the consulting fees paid to Mr. Kompaniez for the period he served as our Co-Chief Executive Officer. As indicated below, Mr. Kompaniez also received compensation as a member of our board of directors prior to his appointment as our Co-Chief Executive Officer.

Director Compensation

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered to us as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor.

The following table sets forth the compensation paid to our directors in 2012:

Name	Fees Earned or Paid in Cash(1)	Stock Grants(2)	All Other Compensation	Total
Anthony W. Thompson	$—	$—	$—	$—
Jack R. Maurer (3)	—	—	—	—
James R. Wolford (4)	—	—	—	—
Dee R. Balch (5)	—	—	—	—
John B. Maier II (6)	27,500	45,000	—	72,500
Phillip I. Levin	118,000	22,500	—	140,500
Jeffrey S. Rogers	119,000	22,500	—	141,500
Peter K. Kompaniez (7)	70,000	22,500	—	92,500

(1)	The amounts shown in this column include payments for attendance at board of director and committee meetings and annual retainers, as described below under “Cash Compensation.” Our directors may elect to receive their annual retainer in cash or in an equivalent value of shares of stock.
(2)	Reflects grants of shares of restricted common stock pursuant to our incentive award plan. The amounts shown in this column reflect the aggregate fair value computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. On July 18, 2012, 2,500 shares of restricted stock with a per share fair value of $9.00 and an aggregate grant date fair value of $22,500 were granted to each of Mr. Levin, Mr. Rogers and Mr. Kompaniez. On October 2, 2012, 5,000 shares of restricted stock with a per share fair value of $9.00 and an aggregate grant date fair value of $45,000 were granted to Mr. Maier.
(3)	Jack R. Maurer resigned from our board of directors effective as of February 3, 2012.
(4)	James R. Wolford resigned from our board of directors effective July 27, 2012.
(5)	Dee R. Balch was appointed to our board of directors effective July 27, 2012. Ms. Balch is also our Chief Financial Officer, Treasurer and Secretary, and is not entitled to receive compensation as a director. The compensation received by Ms. Balch as our Chief Financial Officer is set forth above under “Executive Officer Compensation.”
(6)	John B. Maier II was appointed to our board of directors effective as of October 2, 2012.
(7)	Peter K. Kompaniez resigned from our board of directors and was appointed as our Co-Chief Executive Officer effective August 29, 2012. The table above reflects only the compensation that Mr. Kompaniez received in exchange for his service as a member of our board of directors. The consulting fees paid to Mr. Kompaniez for the period he served as our Co-Chief Executive Officer are set forth above under “Executive Officer Compensation.”

Cash Compensation

We pay our independent directors an annual fee of $30,000, plus $2,500 per in-person board meeting attended, $2,000 per in-person committee meeting attended (excluding in-person meetings of the Special Committee, as discussed below), and $1,000 for each telephonic board meeting attended. The Audit Committee and the Special Committee Chairperson receive an additional $10,000 annual retainer. Each member of the Special Committee also receives (1) $1,000 per telephonic meeting of less than one hour in which they participate (2) $1,500 per telephonic meeting of an hour or more in duration in which they participate, and (3) $2,500 per in-person meeting which they attend. The Special Committee will receive the foregoing fees in addition to any fees to which they may be entitled associated with meetings of the full board of directors. If directors attend more than one meeting on any day, we will pay such person a maximum of $2,500 for all board and committee meetings attended on such day.

We reimburse our independent directors for reasonable out-of-pocket expenses incurred in connection with attending board meetings.

Equity Plan Compensation

We have reserved 2,000,000 shares of common stock for stock grants pursuant to our long-term incentive plan, which we refer to as the “incentive plan.” We have approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our incentive plan. Under the independent directors’ compensation plan and subject to such plan’s conditions and restrictions, each independent director that joins our board of directors will receive an initial grant of 5,000 shares of restricted common stock on the date he or she joins the board of directors. In addition, on the date of each of our annual stockholders meetings at which an independent director is re-elected to the board of directors, he or she will receive 2,500 shares of restricted stock. Pursuant to our independent directors’ compensation plan, one-third of the shares of restricted stock become non-forfeitable on the date of grant and one-third become non-forfeitable on each of the first two anniversaries of the date of grant. The restricted stock will become fully non-forfeitable in the event of an independent director’s termination of service due to his or her death or disability, or upon the occurrence of a change in our control. On July 18, 2012, we granted 2,500 shares of restricted common stock to each of our three independent directors pursuant to our independent directors’ compensation plan in connection with their reelection to our board of directors, resulting in the issuance of an aggregate of 7,500 shares of restricted common stock. On October 2, 2012, we granted 5,000 shares of restricted common stock to Mr. Maier pursuant to our independent directors’ compensation plan in connection with his appointment as an independent director.

On August 29, 2012, upon the appointment of Mr. Kompaniez as our Co-Chief Executive Officer and Mr. Kompaniez’s resignation from our board of directors, our board of directors amended the terms of the restricted stock previously granted to Mr. Kompaniez pursuant to the independent directors’ compensation plan such that the unvested shares of restricted stock held by Mr. Kompaniez were not forfeited upon his resignation as a director and continued to vest pursuant to the terms of the plan. Effective October 9, 2012, Mr. Kompaniez resigned from his position as our Co-Chief Executive Officer, and the remainder of his unvested shares of restricted stock fully vested as of that date.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2012.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	—	1,950,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	$—	1,950,000

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock as of April 25, 2013 for each person or group that holds more than 5% of our common stock, for each of our current directors and executive officers and for our current directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares has sole voting and disposition power with regard to such shares.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 4695 MacArthur Court, Suite 1100, Newport Beach, California 92660.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of All Shares
TNP LLC (2)	22,222	*
Anthony W. Thompson(3)	133,333	1.2%
Dee R. Balch	—	—
John B. Maier II	5,000	*
Phillip I. Levin	10,000	*
Jeffrey S. Rogers	12,500	*
All directors and executive officers as a group	160,833	1.5%

*	Less than 1% of the outstanding common stock.

(1)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)	On October 16, 2008, we issued 22,222 shares of our common stock to our sponsor, TNP LLC. TNP LLC’s address is 3151 Airway Ave, Suite G-3 Costa Mesa, California, 92626.

(3)	On May 28, 2010, Mr. Thompson acquired 111,111 shares of our common stock in our public offering. Includes the shares of our common stock held by TNP LLC. Mr. Thompson is the managing member of TNP LLC and may be deemed to have beneficial ownership of the shares beneficially owned by TNP LLC. Mr. Thompson’s address is 3151 Airway Ave, Suite G-3 Costa Mesa, California, 92626.

ITEM 13. Certain Relationships and Related Transactions and Director Independence

The following describes all transactions during the period from January 1, 2011 to December 31, 2012 involving us, our directors, our advisor, our sponsor and any affiliate thereof in which more than $120,000 was or will be involved and in which such related person had or will have a direct or indirect material interest and all such proposed transactions. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and have determined that all such transactions are fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Ownership Interests

On October 16, 2008, our sponsor, TNP LLC purchased 22,222 shares of our common stock for an aggregate purchase price of $200,000 and was admitted as our initial stockholder. In connection with our acquisition of the Waianae Mall on May 28, 2010, Anthony W. Thompson, our current Chairman, Co-Chief Executive Officer and President, acquired 111,111 shares of our common stock in our public offering at $9.00 per share for an aggregate purchase price of $1,000,000 through our sponsor. Mr. Thompson’s acquisition of the shares of our common stock was a condition to the final approval by the servicer of our assumption of the existing indebtedness on the Waianae Mall. See also “Security Ownership of Certain Beneficial Owners and Management.”

As of December 31, 2012, we owned 96.2% of the outstanding limited partnership interests in our operating partnership, TNP Strategic Retail Operating Partnership, L.P., (our “OP”), and our advisor owned 0.02% of the outstanding limited partnership interest in our OP. As of December 31, 2012, TNP Strategic Retail OP Holdings, LLC (“TNP OP Holdings”) owned 100% of the special units issued by our OP. We are the sole general partner of our OP.

TNP OP Holdings’ ownership interest of the special units entitles it to a subordinated participation and it will be entitled to receive (1) 15% of specified distributions made upon the disposition of our OP’s assets, and (2) a one-time payment, in the form of shares of our common stock or a promissory note, in conjunction with the redemption of the special units upon the occurrence of certain liquidity events or upon the occurrence of certain events that result in a termination or non-renewal of our advisory agreement with our advisor, (the “Advisory Agreement”), but in each case only after the other holders of our OP’s units, including us, have received (or have been deemed to have received), in the aggregate, cumulative distributions equal to their capital contributions plus a 10% cumulative non-compounded annual pre-tax return on their net contributions. As the holder of special units, TNP OP Holdings will not be entitled to receive any other distributions.

We have not paid any distributions to TNP OP Holdings pursuant to its subordinated participation interest.

Our Relationships with our Advisor and our Sponsor

TNP Strategic Retail Advisor, LLC was formed in September 2008 and has served as our advisor since our inception. Our advisor is indirectly owned by our sponsor, and Mr. Thompson, our current Chairman, Co-Chief Executive Officer and President, serves as the Chief Executive Officer of our sponsor and our advisor. Dee R. Balch, our Chief Financial Officer, Treasurer and Secretary and a member of our board of directors, was previously employed by our sponsor and advisor. In November 2012, Ms. Balch’s employment with our sponsor and advisor was terminated and she became our employee. Subject to the oversight by our board of directors, our advisor currently provides certain limited services to us pursuant to the Advisory Agreement, including services related to the management of the daily operations of our investment portfolio and certain general and administrative responsibilities. The current Advisory Agreement, as amended, has a one-year term expiring August 7, 2013, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. We may terminate the Advisory Agreement without cause or penalty upon 60 days written notice to our advisor and immediately upon the fraud, criminal conduct, willful misconduct or gross negligence of our advisor, the material breach of the advisory agreement by our advisor or our advisor’s bankruptcy. If we terminate the Advisory Agreement, we will pay our advisor all unpaid advances for operating expenses and all earned but unpaid fees.

We are currently engaged in negotiations to replace our current advisor with Glenborough, LLC and its affiliates, which we refer to as herein as “Glenborough.” Our board of directors is engaged in ongoing negotiations regarding the transition to Glenborough as our external advisor and the termination of our current advisory agreement and the property management agreements with respect to our properties. However, any change to our advisor or our property manager will require the consent of a number of our significant lenders, which we are still in the process of negotiating. We can give no assurance that we will be able to secure such lender consents or come to terms with Glenborough with respect to the transition. In the event that we are successful in transitioning to Glenborough as our external advisor and property manager, we will become dependent upon Glenborough and its affiliates to provide advisory and property management services to us pursuant to an advisory agreement and property management agreements. In the event that our advisor, or Glenborough or any other successor advisor, is unable to provide such services to us, we will be required to obtain such services from other sources.

Fees and Expense Reimbursements Paid to our Advisor

Pursuant to the terms of our Advisory Agreement, we pay our advisor the fees described below.

•	We pay our advisor an acquisition fee of 2.5% of (1) the cost of an investment acquired directly or (2) our allocable cost of real property acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. With respect to investments in and origination of real estate-related loans, we will pay an origination fee to our advisor in lieu of an acquisition fee. We incurred $3,369,000 and $2,484,000 in acquisition fees payable to our advisor during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, acquisition fees of $475,000 and $0, respectively, were included in amounts due to affiliates.

•	We pay our advisor an origination fee of 2.5% of the amount funded by us to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt we use to fund the acquisition or origination of the real estate-related loans. We will not pay an acquisition fee with respect to such real estate-related loans. We paid $0 and $49,000 in loan origination fees to our advisor during the years ended December 31, 2012 and 2011, respectively.

•	We pay our advisor an annual asset management fee that is payable monthly in an amount equal to one-twelfth of 0.6% of the aggregate cost of all assets we own and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments; provided, however, that our advisor will not be paid the asset management fee until our funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to our stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for our stockholders. For the year ended December 31, 2011, we did not pay our advisor any asset management fees. On November 11, 2011, our board of directors approved Amendment No. 2 to our Advisory Agreement to clarify that upon termination of the Advisory Agreement, any asset management fees that may have accumulated in arrears, but which had not been earned pursuant to the terms of the Advisory Agreement, will not be paid to our advisor. Because the payment of asset management fees was determined to be remote, we reversed asset management fees that had been accrued, but which had not been earned, through December 31, 2011. There were no asset management fees incurred for the year ended December 31, 2012.

•	We pay our advisor a disposition fee of up to 50% of a customary and competitive real estate sales commission not to exceed 3.0% of the contract sales price of each property sold if our advisor or its affiliates provides a substantial amount of services, as determined by our independent directors, in connection with the sale of real property. With respect to a property held in a joint venture, the foregoing commission will be reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the years ended December 31, 2012 and 2011, we paid $130,000 and $88,000, respectively, of disposition fees to our advisor.

•	On January 12, 2012, we entered into amendment No. 3 to our Advisory Agreement to provide for the payment of a financing coordination fee to our advisor. We pay our advisor a financing coordination fee equal to 1.0% of the amount made available and/or outstanding in connection with (1) any financing obtained, directly or indirectly, by us or our OP and used to acquire or originate investments, (2) any financing assumed, directly or indirectly, by us or our OP in connection with the acquisition of investments, or (3) the refinancing of any financing obtained or assumed, directly or indirectly, by us or our operating partnership. The advisor may re-allow some or all of the financing coordination fee to reimburse third parties with whom the advisor may subcontract to procure such financing. For the year ended December 31, 2012, we paid $811,000 of financing coordination fees to our advisor and its affiliates.

•	On June 9, 2011, pursuant to Section 11 of our Advisory Agreement, our board of directors approved the payment of fees to our advisor for services it provides in connection with leasing our properties. The amount of such leasing fees will be usual and customary for comparable services rendered for similar real properties in the geographic market of the properties leased. The leasing fees will be in addition to the market-based fees for property management services payable by us to TNP Property Management, LLC, our property manager and an affiliate of our advisor. For the years ended December 31, 2012 and 2011, we paid approximately $244,000 and $88,000, respectively, of leasing commission fees payable to our advisor or its affiliates. As of December 31, 2011, leasing fees of $5,000 were included in amounts due to affiliates.

In addition to the fees we pay to our advisor pursuant to our Advisory Agreement, we also reimburse our advisor for the costs and expenses described below:

•	Organization and offering costs (other than selling commissions and the dealer manager fee described below) are initially paid by our advisor and its affiliates on our behalf. Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of certain of our advisor’s employees and employees of our advisor’s affiliates and others. Pursuant to the Advisory Agreement, we are obligated to reimburse our advisor or its affiliates, as applicable, for organization and offering costs, provided that we are not obligated to reimburse our advisor to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by us exceed 3.0% of the gross offering proceeds from our offering. Any such reimbursement will not exceed actual expenses incurred by our advisor. As of December 31, 2012 and 2011, organization and offering costs incurred by our advisor on our behalf or paid by us directly were $3,258,000 and $3,016,000, respectively. Pursuant to our Advisory Agreement, organization and offering costs are payable by us to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of our offering. As of December 31, 2012, cumulative organization and offering costs reimbursed to our advisor or paid directly by us were approximately $4,308,000, exceeding the 3.0% limit by $1,050,000. Accordingly, the excess amount was billed to our advisor and included in amounts due from affiliates on the balance sheet at December 31, 2012, and subsequently paid as of January 31, 2013. At December 31, 2011, the unreimbursed amount of organization and offering costs incurred by our advisor was $1,269,000 and such amount was deferred and recorded as deferred offering costs and accrued by us in amounts due to affiliates as of December 31, 2011.

•	Subject to the 2%/25% Guidelines discussed below, we reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, including personnel costs and our allocable share of other overhead of the advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which our advisor is entitled to an acquisition, origination or disposition fee. For the year ended December 31, 2011, we reimbursed $459,000 to our advisor for operating expenses. For the twelve months ended December 31, 2012, our total operating expenses (as defined in our charter) did not exceed the 2%/25% Guidelines.

2%/25% Guidelines

As described above, our advisor and its affiliates are entitled to reimbursement of actual expenses incurred for administrative and other services provided to us for which they do not otherwise receive a fee. However, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter for “total operating expenses” that for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our advisor must reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the previous expense year, unless the independent directors determine that the excess expenses were justified based on unusual and nonrecurring factors which they deem sufficient. If the independent directors determine that the excess expenses were justified, we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in making such a determination.

For purposes of the 2%/25% Guidelines, “total operating expenses” means all costs and expenses paid or incurred by us, as determined under U.S. generally accepted accounting principles, that are in any way related to our operation or to corporate business, including advisory fees, but excluding (1) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of the shares, (2) interest payments, (3) taxes, (4) non-cash expenditures such as depreciation, amortization and bad debt reserves, (5) incentive fees; (6) acquisition fees and acquisition expenses, (7) real estate commissions on the sale of property, and (8) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair, and improvement of property).

Our “average invested assets” for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our “net income” for any period is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period. Operating expenses include all costs and expenses incurred by us under generally accepted accounting principles (including the asset management fee), but excluding organization and offering expenses, selling commissions and dealer manager fees, interest payments, taxes, non-cash expenditures such as depreciation, amortization and bad debt reserves, the subordinated disposition fee, acquisition and advisory fees and expenses and distributions pursuant to our advisor’s subordinated participation interest in our OP.

For the year ended December 31, 2011, our total operating expenses exceeded the 2%/25% Guidelines by $268,000. On February 24, 2012, the independent directors unanimously determined the excess amount of total operating expenses for the fiscal year ended December 31, 2011 was justified because (1) the amounts reflected legitimate operating expenses necessary for the operation of our business, (2) we were then in our acquisition and development stage, (3) certain of our properties had not yet stabilized, and (4) we were then continuing to raise capital in our initial public offering but the expenses incurred as a result of being a public company (including for audit and legal services, director and officer liability insurance and fees for directors) were disproportionate to our average invested assets and net income and such expenses would benefit us and our stockholders in future periods. The independent directors further resolved, however, that the advisor would be required to repay us any portion of such excess amount to the extent that, as of the termination of our Advisory Agreement, our aggregate operating expenses as of such date exceed the 2%/25% Guidelines for all prior periods.

Guaranty Fees

In connection with certain acquisition financings, Anthony W. Thompson, our current Chairman of the Board and Co-Chief Executive Officer and/or our sponsor has executed guaranty agreements to certain parties. As part of the acquisition of the Waianae Mall, Mr. Thompson guaranteed the mortgage loan assumed by us in connection with the acquisition of the Waianae Mall. In connection with the acquisition of the mortgage loans secured by Constitution Trail, we and Mr. Thompson agreed to jointly and severally guaranty to the lender the full and prompt payment and performance of certain obligations under the acquisition loan.

Additionally, in connection with the acquisition financing on Osceola Village, we entered into a Master Lease Agreement with TNP SRT Osceola Village Master Lessee, LLC, a wholly-owned subsidiary of our OP. Pursuant to the Master Lease Agreement, our sponsor has made certain guarantees with respect to the Master Lease Agreement.

As consideration for the guaranties outlined above, we entered into reimbursement and fee agreements to provide for up-front payments and annual guaranty fee payments for the duration of the guarantee periods. For the years ended December 31, 2012 and 2011, we incurred approximately $51,000 and $104,000, respectively, of guaranty fees. As of December 31, 2012 and 2011, guaranty fees of approximately $10,000 and $50,000, respectively, were included in amounts due to affiliates. At December 31, 2012, our sponsor’s outstanding guaranty agreements relate to guarantees on the financing of Waianae Mall and Constitution Trail and master lease guarantees for Osceola Village, and Mr. Thompson and/or the sponsor received a fee in consideration of such guarantees. On January 22, 2013, Waianae Mall was sold and the guaranty agreement related to the Waianae Mall mortgage loan was terminated.

Selling Commissions and Fees Paid to our Dealer Manager

Our initial public offering of our common stock terminated on February 7, 2013. The dealer manager for our public offering was TNP Securities, a wholly owned subsidiary of our sponsor and a licensed broker-dealer registered with FINRA. As the dealer manager for our initial public offering, TNP Securities was entitled to certain selling commissions, dealer manager fees and reimbursements relating to our public offering. Our dealer manager agreement with TNP Securities provided for the following compensation:

•	We paid TNP Securities selling commissions of up to 7.0% of the gross offering proceeds from the sale of our shares in our primary offering, all of which could be re-allowed to participating broker-dealers. For the years ended December 31, 2012 and 2011, we paid selling commissions of $3,062,000 and $2,395,000 to TNP Securities, respectively.

•	We paid TNP Securities a dealer manager fee of 3.0% of the gross offering proceeds from the sale of our shares in the primary offering, a portion of which could be re-allowed to participating broker-dealers. For the years ended December 31, 2012 and 2011, we paid dealer manager fees of $1,411,000 and $1,034,000 to TNP Securities, respectively.

Our dealer manager agreement with TNP Securities also provided for the reimbursement to TNP Securities and participating broker-dealers for bona fide due diligence expenses that were included in a detailed and itemized invoice. We also reimburse our dealer manager for legal fees and expenses, travel, food and lodging for employees of the dealer manager, sponsor training and education meetings, attendance fees and expense reimbursements for broker-dealer sponsored conferences, attendance fees and expenses for industry sponsored conferences, and informational seminars, subject to the limitations included in our dealer manager agreement. For the years ended December 31, 2012 and 2011, we did not reimburse TNP Securities directly for any such expenses.

Fees Paid to Our Property Manager

In connection with the acquisitions of our properties, we, through our subsidiaries enter into Property Management Agreements with TNP Property Management, LLC (“TNP Property Manager”), an affiliate of our sponsor, pursuant to which TNP Property Manager serves as the property manager for each of our properties. TNP Property Manager supervises, manages, operates, and maintains each property on the terms and conditions set forth in the Property Management Agreement. We pay TNP Property Manager a market-based annual property management fee of up to 5.0% of the gross revenues generated by each property under management. In certain instances, TNP Property Manager enters into sub-management agreements with local third-party sub-managers, in which case TNP Property Manager is responsible for supervising and compensating those property managers. For the years ended December 31, 2012 and 2011, we incurred $1,174,000 and $492,000, respectively, in property management fees payable to TNP Property Manager. As of December 31, 2012 and 2011, property management fees of $48,000 and $16,000, respectively, were included in amounts due to affiliates.

Acquisition of Cochran Bypass

On June 29, 2011, we acquired a single-tenant necessity retail center located in Chester, South Carolina, commonly known as Cochran Bypass, from an affiliate of our sponsor for $2,585,000. The acquisition was approved by our board of directors, including all the independent directors.

Related Party Loans and Fees

In connection with the acquisition of three mortgage notes secured by the Constitution Trail Centre, or the mortgage notes, during the second quarter of 2011, TNP SRT Constitution, LLC, a subsidiary of our OP, obtained a loan from 2008 TNP Participating Notes Program, LLC (the “Notes Program”), an affiliated program sponsored by our sponsor. The loan was evidenced by a promissory note in the aggregate principal amount of $995,000 and bore interest at an annual rate of 14.0%. For the year ended December 31, 2011, we paid loan fees of $49,000 in connection with this loan. This loan was repaid in July 2011.

In connection with the acquisition of Cochran Bypass, TNP SRT Cochran Bypass, LLC, a subsidiary of our OP, obtained a loan from the Notes Program evidenced by a promissory note in the aggregate principal amount of $775,000 and bearing an annual interest rate of 14.0%. For the year ended December 31, 2011, we paid interest expense of $5,000 to the affiliate of our advisor in connection with this loan. This loan was repaid in September 2011.

In connection with our acquisition of Craig Promenade on March 30, 2011, we assumed a $500,000 note payable due to an affiliate of our advisor which was repaid at the closing of the acquisition of Craig Promenade. For the year ended December 31, 2011, we paid interest expense of $19,000 to the affiliate of advisor in connection with this note payable.

We acquired Morningside Marketplace in January 2012. We financed the payment of a portion of the purchase price for the Morningside Marketplace with the proceeds of (1) a loan in the aggregate principal amount of $235,000 from our sponsor to our OP, (2) a loan in the aggregate principal amount of $200,000 from Mr. James Wolford, our then-Chief Financial Officer, Treasurer and Secretary, to our OP and (3) a loan in the aggregate principal amount of $920,000 from Mrs. Sharon Thompson, the spouse of Mr. Anthony W. Thompson, our current Chairman, Co-Chief Executive Officer and President, to our OP, which we refer to collectively as the “affiliate loans.” The affiliate loans each accrued interest at a rate of 12% per annum. Our OP repaid the affiliated loan from our sponsor on January 19, 2012. The entire outstanding principal balance of the affiliate loans from Mr. Wolford and Ms. Thompson and all accrued and unpaid interest thereon was due and payable in full on April 8, 2012. Our OP repaid the affiliate loans from Mr. Wolford and Ms. Thompson on March 29, 2012. Our OP paid interest expense of $20,000 with respect the affiliate loans.

Conflict Resolution Procedures

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

Independent Directors

Our independent directors, acting as a group, will resolve potential conflicts of interest whenever they determine that the exercise of independent judgment by our board of directors or our advisor or its affiliates could reasonably be compromised. However, the independent directors may not take any action which, under Maryland law, must be taken by our entire board of directors or which is otherwise not within their authority. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:

•	the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the Advisory Agreement and the property management agreements with our affiliated property manager;

•	transactions with affiliates, including our directors and officers;

•	awards under our long-term incentive plan; and

•	pursuit of a potential liquidity event.

Those conflict of interest matters that cannot be delegated to the independent directors, as a group, under Maryland law must be acted upon by both our board of directors and the independent directors.

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

Loans and Expense Reimbursements Involving Affiliates

We will not make any loans to our advisor or our directors or any of their affiliates except mortgage loans for which an appraisal is obtained from an independent appraiser. In addition, we will not borrow from these persons unless a majority of directors (including a majority of independent directors) not otherwise interested in the transaction approve the transaction as being fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties. These restrictions on loans will only apply to advances of cash that are commonly viewed as loans, as determined by our board of directors. By way of example only, the prohibition on loans would not restrict advances of cash for legal expenses or other costs incurred as a result of any legal action for which indemnification is being sought, nor would the prohibition limit our ability to advance reimbursable expenses incurred by directors or officers or our advisor or its affiliates.

In addition, our directors and officers and our advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner, subject to the limitation on reimbursement of operating expenses to the extent that they exceed the 2%/25% Guidelines.

Director Independence

We have a five-member board of directors. We do not consider two of our directors, Anthony W. Thompson and Dee R. Balch, to be independent directors. Mr. Thompson is affiliated with our sponsor and advisor and Ms. Balch was previously affiliated with our sponsor and advisor and is currently employed as our Chief Financial Officer and Treasurer. The three remaining directors comprising our current board of directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Although our shares are not listed on any national securities exchange, we consider our three current independent directors to be “independent” as defined by the New York Stock Exchange.

Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (1) ownership of an interest in our sponsor, our advisor, or any of their affiliates, other than us; (2) employment by our sponsor, our advisor, or any of their affiliates; (3) service as an officer or director of our sponsor, our advisor, or any of their affiliates, other than as one of our directors; (4) performance of services, other than as a director, for us; (5) service as a director or trustee of more than three real estate investment trusts organized by our sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our sponsor, our advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5.0% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. None of our independent directors face conflicts of interest because of affiliations with other programs sponsored by our sponsor and its affiliates.

ITEM 14. Principal Accountant Fees and Services

Independent Auditors

Deloitte & Touche, LLP, or Deloitte, served as our independent registered public accounting firm from our inception in September 2008 to October 2009. On October 27, 2009, we replaced Deloitte with KPMG LLP (“KPMG”) as our independent registered public accounting firm. KPMG served as independent registered public accounting firm from October 2009 to July 2011. On July 5, 2011, we replaced KPMG with McGladrey LLP (“McGladrey”) as our independent registered public accounting firm. All of the foregoing decisions to change our independent registered public accounting firm were approved by our audit committee and our board of directors. McGladrey served as our independent registered public accounting firm during the period from July 5, 2011 to December 31, 2012.

On April 15, 2013, we dismissed McGladrey as our independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by the audit committee of our board of directors. On April 15, 2013, we appointed Moss Adams LLP (“Moss Adams”) as our independent registered public accounting firm for the fiscal year ending December 31, 2013. The engagement of Moss Adams has been approved by the audit committee.

Pre-Approval Polices

The charter of our audit committee imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors as well as all permitted non-audit services in order to ensure that the provision of such services does not impair the auditors’ independence. In determining whether or not to pre-approve services, our audit committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC. All services rendered by our independent registered public accountants for the years ended December 31, 2012 and 2011 were pre-approved in accordance with the policies and procedures described above.

Independent Registered Public Accounting Firm Fees

KPMG

The aggregate fees billed to us by KPMG for professional accounting services for the years ended December 31, 2012 and 2011, all of which were preapproved by our audit committee, are set forth in the table below.

	2012	2011
Audit Fees	$70,000	$202,246
Audit-related fees	—	—
Tax fees	—	54,553
All other fees	—	—
Total	$70,000	$256,799

MCGLADREY

The aggregate fees billed to us by McGladrey for professional accounting services for the years ended December 31, 2012 and 2011, all of which were preapproved by our audit committee, are set forth in the table below.

	2012	2011
Audit Fees	$1,017,515	$487,269
Audit-related fees	—	—
Tax fees	6,908	—
All other fees	—	—
Total	$1,024,423	$487,269

For purposes of the preceding tables, KPMG’s and McGladrey’s professional fees are classified as follows:

•	Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by KPMG and McGladrey in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•	Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•	Tax fees — These are fees for all professional services performed by professional staff in KPMG’s and McGladrey’s tax divisions, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees — These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Annual Report:

(b)	Exhibits

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 26, 2013.

TNP STRATEGIC RETAIL TRUST, INC.

By:	/s/ Anthony W. Thompson
Anthony W. Thompson Chairman of the Board, Co-Chief Executive Officer and President

By:	/s/ K. Timothy O’Brien
K. Timothy O’Brien
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Anthony W. Thompson Anthony W. Thompson	Chairman of the Board, Co-Chief Executive Officer and President (Co-Principal Executive Officer)	April 26, 2013

/s/ K. Timothy O’Brien K. Timothy O’Brien	Co-Chief Executive Officer (Co-Principal Executive Officer)	April 26, 2013

/s/ Dee R. Balch Dee R. Balch	Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	April 26, 2013

/s/ John B. Maier John B. Maier	Director	April 26, 2013

/s/ Phillip I. Levin Phillip I. Levin	Director	April 26, 2013

/s/ Jeffrey S. Rogers Jeffrey S. Rogers	Director	April 26, 2013

EXHIBIT INDEX

31.1	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Co-Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

