Form 10-Q
period 2013-03-31
TNP Strategic Retail Trust, Inc.
filed 2013-05-20
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54376

TNP STRATEGIC RETAIL TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	90-0413866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4695 MacArthur Court, Suite 1100 Newport Beach, California, 92660	(949) 798-6201
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

As of May 15, 2013, there were 10,969,714 shares of the Registrant’s common stock issued and outstanding.

TNP STRATEGIC RETAIL TRUST, INC.

INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	2

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012	3

	Condensed Consolidated Statement of Equity for the three months ended March 31, 2013	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	42

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

Signatures		45

EX-10.1

EX-31.1

EX-31.2

EX-31.3

EX-32.1

EX-32.2

EX-32.3

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three months ended March 31, 2013 have been prepared by TNP Strategic Retail Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1.      FINANCIAL STATEMENTS

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Investments in real estate
Land	$60,937,000	$61,449,000
Building and improvements	161,177,000	161,703,000
Tenant improvements	11,862,000	11,846,000
	233,976,000	234,998,000
Accumulated depreciation	(9,914,000)	(7,992,000)
Investments in real estate, net	224,062,000	227,006,000
Cash and cash equivalents	1,126,000	1,707,000
Restricted cash	5,410,000	4,283,000
Prepaid expenses and other assets, net	1,581,000	1,187,000
Amounts due from affiliates	6,000	1,063,000
Tenant receivables, net	4,516,000	3,180,000
Lease intangibles, net	32,194,000	33,735,000
Assets held for sale	1,223,000	25,771,000
Deferred financing costs, net	3,239,000	3,527,000
TOTAL	$273,357,000	$301,459,000
LIABILITIES AND EQUITY LIABILITIES
Notes payable	$185,323,000	$190,577,000
Accounts payable and accrued expenses	5,219,000	5,592,000
Amounts due to affiliates	78,000	755,000
Other liabilities	1,805,000	3,303,000
Liabilities held for sale	-	21,277,000
Below market lease intangibles, net	11,548,000	11,828,000
Total liabilities	203,973,000	233,332,000
Commitments and contingencies
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized, 10,969,714 issued and outstanding at March 31, 2013, 10,893,227 issued and outstanding at December 31, 2012	110,000	109,000
Additional paid-in capital	96,298,000	95,567,000
Accumulated deficit	(29,658,000)	(30,160,000)
Total stockholders' equity	66,750,000	65,516,000
Non-controlling interests	2,634,000	2,611,000
Total equity	69,384,000	68,127,000
TOTAL	$273,357,000	$301,459,000

See accompanying notes to condensed consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Rental and reimbursements	$8,039,000	$3,932,000
Expense:
Operating and maintenance	2,997,000	1,280,000
General and administrative	1,598,000	631,000
Depreciation and amortization	3,182,000	1,750,000
Transaction expenses	51,000	1,900,000
Interest expense	3,669,000	2,789,000
	11,497,000	8,350,000
Loss from continuing operations	(3,458,000)	(4,418,000)

Discontinued operations:
Income (loss) from discontinued operations	(197,000)	53,000
Gain on sale of real estate	4,838,000	-
Income from discontinued operations	4,641,000	53,000

Net income (loss)	1,183,000	(4,365,000)
Net income (loss) attributable to non-controlling interests	45,000	(212,000)
Net income (loss) attributable to common stockholders	$1,138,000	$(4,153,000)

Basic earnings (loss) per common share:
Continuing operations	$(0.31)	$(0.62)
Discontinued operations	0.41	0.01
Net earnings (loss) applicable to common shares	$0.10	$(0.61)

Diluted earnings (loss) per common share:
Continuing operations	$(0.31)	$(0.62)
Discontinued operations	0.41	0.01
Net earnings (loss) applicable to common shares	$0.10	$(0.61)
Weighted average shares outstanding used to calculate earnings per common share:
Basic	10,935,089	6,797,797
Diluted	11,366,885	6,797,797

See accompanying notes to condensed consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Number of		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Shares	Par Value	Paid-in Capital	Deficit	Equity	Interests	Equity
BALANCE — December 31, 2012	10,893,227	$109,000	$95,567,000	$(30,160,000)	$65,516,000	$2,611,000	$68,127,000
Issuance of common shares	50,547	1,000	501,000	-	502,000	-	502,000
Issuance of common units	-	-	(3,000)	-	(3,000)	3,000	-
Offering costs	-	-	(28,000)	-	(28,000)	-	(28,000)
Restricted stock grants	-	-	-	-	-	-	-
Deferred stock compensation	-	-	15,000	-	15,000	-	15,000
Issuance of common shares under DRIP	25,940	-	246,000	-	246,000	-	246,000
Distributions	-	-	-	(636,000)	(636,000)	(25,000)	(661,000)
Net income	-	-	-	1,138,000	1,138,000	45,000	1,183,000
BALANCE — March 31, 2013	10,969,714	$110,000	$96,298,000	$(29,658,000)	$66,750,000	$2,634,000	$69,384,000

See accompanying notes to condensed consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:		Revised
Net income (loss)	$1,183,000	$(4,365,000)
Income from discontinued operations	4,641,000	53,000
Loss from continuing operations	(3,458,000)	(4,418,000)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Straight-line rent	(363,000)	-
Amortization of deferred costs and note payable premium/discount	288,000	854,000
Depreciation and amortization	3,182,000	1,750,000
Amortization of above and below-market leases	138,000	(92,000)
Bad debt expense	174,000	(5,000)
Stock-based compensation expense	15,000	13,000
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	(306,000)	2,594,000
Tenant receivables	(1,147,000)	(152,000)
Deferred financing costs	(257,000)	495,000
Accounts payable and accrued expenses	(373,000)	(315,000)
Amounts due to affiliates	380,000	(449,000)
Other liabilities	(1,236,000)	524,000
Net change in restricted cash for operational expenditures	531,000	(702,000)
Net cash (used in) provided by operating activities - continuing operations	(2,432,000)	97,000
Net cash provided by operating activities - discontinued operations	575,000	290,000
	(1,857,000)	387,000
Cash flows from investing activities:
Investments in real estate and real estate lease intangibles	-	(43,980,000)
Improvements, capital expenditures, and leasing costs	(173,000)	(38,000)
Tenant lease incentive	(19,000)	-
Real estate deposits	-	(1,545,000)
Net change in restricted cash for capital expenditures	(1,154,000)	(838,000)
Net cash used in investing activities - continuing operations	(1,346,000)	(46,401,000)
Net cash provided by (used in) investing activities - discontinued operations	9,702,000	(3,251,000)
	8,356,000	(49,652,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	502,000	18,956,000
Redemption of common stock	-	(176,000)
Distributions	(415,000)	(773,000)
Payment of offering costs	(28,000)	(2,289,000)
Proceeds from notes payable	-	159,037,000
Repayment of notes payable	(4,271,000)	(123,325,000)
Payment of loan fees and financing costs	-	(1,287,000)
Net change in restricted cash for financing activities	(504,000)	-
Net cash (used in) provided by financing activities - continuing operations	(4,716,000)	50,143,000
Net cash used in financing activities - discontinued operations	(2,364,000)	-
	(7,080,000)	50,143,000
Net increase (decrease) in cash and cash equivalents	(581,000)	878,000
Cash and cash equivalents – beginning of period	1,707,000	2,052,000
Cash and cash equivalents – end of period	$1,126,000	$2,930,000
Supplemental disclosure of non-cash investing and financing activities:
Common units issued in acquisition of real estate	$-	$1,371,000
1031 exchange proceeds used in acquisition of real estate	$-	$486,000
Mortgage balance assumed on sale of real estate	$19,717,000	$-
Deferred organization and offering costs accrued	$-	$774,000
Issuance of common stock under DRIP	$246,000	$406,000
Cash distributions declared but not paid	$-	$293,000
Cash paid for interest	$3,473,000	$2,186,000

See accompanying notes to condensed consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 in shares of its common stock to the public in its primary offering at $10.00 per share and 10,526,316 shares of its common stock to the Company’s stockholders at $9.50 per share pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. On February 7, 2013, the Company terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP. As of December 31, 2012, the Company had accepted subscriptions for, and issued, 10,893,227 shares of common stock in the Offering (net of share redemptions), including 365,242 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $107,609,000. As of the termination of the Offering on February 7, 2013, the Company had accepted subscriptions for, and issued, 10,969,714 shares of common stock (net of share redemptions), including 391,182 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $108,357,000.

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

The Company is externally advised by TNP Strategic Retail Advisor, LLC, a Delaware limited liability company (“Advisor”). Subject to certain restrictions and limitations, Advisor provides certain services to the Company pursuant to an advisory agreement with the Company. The Company is currently negotiating with Glenborough, LLC and its affiliates (“Glenborough”) to replace the Advisor as the Company’s external advisor. Glenborough is a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of high quality commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry. The Company’s board of directors is actively engaged in ongoing negotiations regarding the transition to Glenborough as the Company’s external advisor and the termination of the current advisory agreement and the property management agreements with respect to the Company’s properties. However, any change to the Company’s advisor or the Company’s property manager will require the consent of a number of the Company’s significant lenders, which the Company is still in the process of negotiating. The Company can give no assurance that it will be able to secure such lender consents or come to terms with Glenborough with respect to the transition. In December 2012, the Company entered into a consulting agreement with Glenborough to assist the Company through the advisor change process. Pursuant to the consulting agreement, the Company pays Glenborough a monthly consulting fee and reimburses Glenborough for its reasonable out-of-pocket expenses. From December 2012 through April 2013, the Company agreed to pay Glenborough a monthly consulting fee of $75,000 pursuant to the consulting agreement. Effective May 1, 2013, the Company and Glenborough amended the consulting agreement to expand the services provided to the Company by Glenborough and increase the monthly consulting fee payable to Glenborough to $90,000. The consulting agreement is terminable by either party upon 10 business days’ written notice.

Substantially all of the Company’s business is conducted through TNP Strategic Retail Trust Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The initial limited partners of the OP were Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“Holdings”). Advisor has invested $1,000 in the OP in exchange for common units of the OP (“Common Units”) and Holdings has invested $1,000 in the OP and has been issued a separate class of limited partnership units (the “Special Units”). As the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of March 31, 2013 and December 31, 2012 the Company owned 96.2% of the limited partnership interest in the OP. As of March 31, 2013 and December 31, 2012, Advisor owned 0.01% of the limited partnership interest in the OP. Holdings owned 100% of the outstanding Special Units as of March 31, 2013 and December 31, 2012.

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

The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses and interest on outstanding indebtedness and the payment of distributions to stockholders. Substantially all of the proceeds of the completed Offering have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of various fees and expenses such as acquisition fees and management fees and for payment of distributions to stockholders. As discussed below, the Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to the Company from any offering of its securities that it conducts in the future. The Company expects that its investment activities will be reduced for the foreseeable future until it is able to engage in an offering of its securities or is able to identify other significant sources of financing. The Company also has suspended its share redemption program and dividend distributions until an improvement in liquidity and capital resources occurs following the completion of the advisor transition and the refinancing of the Company’s credit agreement with KeyBank National Association (“KeyBank”) following the expiration of the Company’s forbearance agreement with Key Bank (see Note 6. Notes Payable).

On August 2, 2012, the Company, the OP and Advisor entered into an amendment to the Company’s advisory agreement, effective as of August 7, 2012, which, among other things, established a requirement that the Company maintain at all times a cash reserve of at least $4,000,000 and provided that Advisor may deploy any cash proceeds in excess of the cash reserve for the Company’s business pursuant to the terms of the advisory agreement. As a result of the significant cash required to complete the Company’s acquisition of the Lahaina Gateway property on November 9, 2012, and the additional cash required by the mortgage lender for the Lahaina Gateway property acquisition for reserves and mandatory principal payments, the Company’s cash and cash equivalents have fallen to approximately $1,126,000 at March 31, 2013, significantly below the $4,000,000 cash reserve required under the advisory agreement. The Company’s cash and cash equivalents is likely to fall further and may remain significantly limited until the Company finds other sources of cash, such as from borrowings, sales of equity capital or sales of assets. Although no assurances may be given, the Company believes that its current cash from operations will be sufficient to support the Company’s ongoing operations, including its debt service payments, other than the required payment on the Company’s credit agreement with KeyBank following the expiration of the Company’s forbearance agreement with Key Bank (see discussion below).

On April 1, 2013, the Company executed the forbearance agreement on the Company’s credit agreement with KeyBank (see additional discussions in Note 6 – NOTES PAYABLE). On or before the expiration of the forbearance period, the Company currently intends to (1) refinance the credit agreement on or before the expiration of the forbearance agreement with KeyBank or with another lender; or (2) refinance a portion of the credit agreement on or before the expiration of the forbearance agreement with KeyBank or with another lender, and paydown of a portion of the balance of the credit agreement with proceeds from disposition of certain properties securing the credit agreement.

The Company has invested in a portfolio of income-producing retail properties throughout the United States, with a focus on grocery anchored multi-tenant retail centers in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. As of March 31, 2013, the Company’s portfolio comprised of 20 properties with approximately 2,035,402 rentable square feet of retail space located in 14 states. As of March 31, 2013, the rentable space at the Company’s retail properties was 88% leased. Due to the Company’s currently limited capital resources, cash and cash equivalents on hand and sources of liquidity, the Company is not currently actively seeking additional investments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X. Management is required to make estimates and assumptions in the preparation of financial statements in conformity with GAAP. These estimates and assumptions affected the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of March 31, 2013, the Company did not have any joint ventures or variable interests in any variable interest entities.

Non-Controlling Interests

The Company’s non-controlling interests comprise primarily of the Common Units in the OP. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the condensed consolidated financial statements, but separate from the parent’s stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income in calculating net income (loss) available to common stockholders on the statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the condensed consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made, and the resulting adjustment is recorded in the condensed consolidated statement of operations. All non-controlling interests at March 31, 2013 qualified as permanent equity.

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

For leases with minimum scheduled rent increases, the Company recognized income on a straight-line basis over the lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue amounts which differ from those that are contractually due from tenants on a cash basis. If the Company determines the collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and paid, and, when appropriate, establishes an allowance for estimated losses.

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in tenant receivables on the condensed consolidated balance sheets, was $1,743,000 and $1,380,000 at March 31, 2013 and December 31, 2012, respectively.

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

The Company analyzes tenant receivables, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments.

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, the Company does not obtain security from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of March 31, 2013, Publix is the Company’s largest tenant and accounted for approximately 99,979 square feet, or approximately 5% of the Company’s gross leasable area, and approximately $1,048,000, or 4% of the Company’s annual minimum rent. No other tenant accounted for over 5% of the Company’s annual minimum rent. There were no outstanding receivables from Publix at March 31, 2013.

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2013, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 14 years with a weighted-average remaining term (excluding options to extend) of 9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled $664,000 and $651,000 as of March 31, 2013 and December 31, 2012, respectively.

Business Combinations

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. The balance of the purchase price is allocated to tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date. Tenant improvements are classified as assets under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which the Company operates; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above- or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases is recorded in acquired lease intangibles and amortized over the remaining lease term. Above- or below-market leases are classified in acquired lease intangibles, or in acquired below-market lease intangibles, depending on whether the contractual terms are above- or below-market. Above-market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below-market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

Acquisition costs are expensed as incurred and costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the three months ended March 31, 2013, the Company did not acquire any property. During the three months ended March 31, 2012, the Company acquired five properties, Morningside Marketplace (“Morningside Marketplace”), Woodland West Marketplace (“Woodland West”), Ensenada Square (“Ensenada Square”), the Shops at Turkey Creek (“Turkey Creek”), and Aurora Commons (“Aurora Commons”), and recorded the acquisitions as business combinations and expensed $1,453,000 of acquisition costs. Costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable have been expensed and are also classified in the condensed consolidated statement of operations as transaction expenses.

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

Investments in Real Estate

Real property is recorded at cost, less accumulated depreciation and amortization. Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Costs related to business combinations are expensed as incurred, and are included in transaction expense in the Company’s condensed consolidated statements of operations.

Depreciation and amortization is computed using a straight-line method over the estimated useful lives of the assets as follows:

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

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. The Company did not record any impairment loss on its investments in real estate and related intangible assets during the three months ended March 31, 2013 and 2012.

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

When available, the Company utilizes quoted market prices or other observable inputs (Level 2 inputs), such as interest rates or yield curves, from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to use significant judgment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for an asset owned by it to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or (ii) another a present value technique that considers the future cash flows based on contractual obligations discounted by an observed or estimated market rates of comparable liabilities. The use of contractual cash flows with regard to amount and timing significantly reduces the judgment applied in arriving at fair value.

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

Reclassification

Certain amounts from the prior year have been reclassified to conform to current period presentation. Assets sold or held-for-sale have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated statements of operations and condensed consolidated statements of cash flows.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company reports as discontinued operations, properties held-for-sale and operating properties sold in the current period. The results of these discontinued operations are included in a separate component of income on the condensed consolidated statements of operations under the caption “Discontinued operations.”

During the three months ended March 31, 2013, the Company completed the sale of the Waianae Mall in Waianae, Hawaii (acquired in June 2010), for a sales price of $30,500,000. The Company classified assets and liabilities (including the mortgage debt) related to Waianae Mall as held for sale in the consolidated balance sheet at December 31, 2012. The results of operations related to Waianae Mall were classified as discontinued operations for the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2013, the Company also completed the sale of the McDonalds parcel at Willow Run Shopping Center (acquired in May 2012) to McDonalds Real Estate Company, for $1,050,000. Net proceeds from the sale of $983,000 were used to pay down the KeyBank line of credit. The results of operations related to the McDonalds parcel were classified as discontinued operations for the three months ended March 31, 2013. The McDonalds parcel was not classified as held for sale at December 31, 2012.

On December 4, 2012, the Company entered into a purchase and sale agreement, as amended, with a third party for the sale of the office building at the Aurora Commons property (acquired in March 2012), for gross proceeds of $1,250,000. The Company classified assets and liabilities related to the office portion of the Aurora Commons property as held for sale in the condensed consolidated balance sheets at March 31, 2013 and December 31, 2012. The results of operations related to the office building at Aurora Commons were classified as discontinued operations for the three months ended March 31, 2013 and 2012.

During the three months ended March 31, 2012, the Company completed the sale of the KFC parcel at Morningside Marketplace (acquired in January 2012), for $1,200,000. The results of operations related to the KFC parcel were classified in discontinued operations for the three months ended March 31, 2012. Discontinued operations for the three months ended March 31, 2012 also included the operating results of the Chase and Chevron parcels at Morningside Marketplace which were sold in April 2012.

The components of income and expense relating to discontinued operations for the three months ended March 31, 2013 and 2012 are shown below.

	2013	2012
Revenues from rental property	$204,000	$1,113,000
Rental property expenses	124,000	401,000
Depreciation and amortization	-	350,000
Interest	277,000	309,000
Operating (loss) income from discontinued operations	(197,000)	53,000
Gain on sale of real estate	4,838,000	-
Income from discontinued operations	$4,641,000	$53,000

The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets are as follows:

	March 31,	December 31,
	2013	2012
ASSETS
Investments in real estate
Land	$174,000	$10,760,000
Building and improvements	1,001,000	13,937,000
Tenant improvements	26,000	689,000
	1,201,000	25,386,000
Accumulated depreciation	(48,000)	(2,324,000)
Investments in real estate, net	1,153,000	23,062,000
Restricted cash	-	358,000
Prepaid expenses and other assets, net	-	37,000
Tenant receivables	4,000	261,000
Lease intangibles, net	66,000	1,955,000
Deferred financing fees, net	-	98,000
Assets held for sale	$1,223,000	$25,771,000
LIABILITIES
Notes payable	$-	$19,571,000
Accounts payable and accrued expenses	-	247,000
Other liabilities	-	235,000
Below market lease intangibles, net	-	1,224,000
Liabilities held for sale	$-	$21,277,000

Amounts above are being presented at their carrying value which the Company believes to be lower than their estimated fair value less costs to sell.

4. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2013, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 15 years with a weighted-average remaining term (excluding options to extend) of eight years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated unaudited balance sheets and totaled $664,000 and $651,000 as of March 31, 2013 and December 31, 2012, respectively.

As of March 31, 2013, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

April 1 through December 31, 2013	$17,194,000
2014	21,907,000
2015	20,607,000
2016	18,795,000
2017	17,238,000
Thereafter	80,755,000
$176,496,000

5. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of March 31, 2013 and December 31, 2012, the Company’s acquired lease intangibles and below-market lease liabilities were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Cost	$39,757,000	$39,853,000	$(12,674,000)	$(12,764,000)
Accumulated amortization	(7,563,000)	(6,118,000)	1,126,000	936,000
	$32,194,000	$33,735,000	$(11,548,000)	$(11,828,000)

Increases (decreases) in net income as a result of amortization of the Company’s lease intangibles and below-market lease liabilities for the three months ended March 31, 2013 and 2012 were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2013	2012	2013	2012
Amortization and accelerated amortization	$(1,608,000)	$(658,000)	$255,000	$92,000

The scheduled amortization of lease intangibles and below-market lease liabilities as of March 31, 2013 was as follows:

	Acquired	Below-market
	Lease	Lease
	Intangibles	Intangibles
April 1 through December 31, 2013	$4,195,000	$(614,000)
2014	4,756,000	(839,000)
2015	4,025,000	(737,000)
2016	3,530,000	(659,000)
2017	3,155,000	(590,000)
Thereafter	12,533,000	(8,109,000)
	$32,194,000	$(11,548,000)

6. NOTES PAYABLE

As of March 31, 2013 and December 31, 2012, the Company’s notes payable consisted of the following:

	Principal Balance		Interest Rates At
	March 31, 2013	December 31, 2012	March 31, 2013

KeyBank Credit Facility	$36,455,000	$38,438,000	5.50%
Secured term loans	58,536,000	60,706,000	5.10% - 10.00%
Mortgage loans	89,082,000	90,183,000	4.50% - 15.00%
Unsecured loan	1,250,000	1,250,000	8.00%
Total	$185,323,000	$190,577,000

During the three months ended March 31, 2013 and 2012, the Company incurred $3,669,000 and $2,789,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $287,000 and $821,000, respectively. In connection with the refinancing completed in January 2012 of the mortgage loans secured by four properties under the KeyBank line of credit into a KeyBank term loan, the Company wrote off approximately $540,000 of the remaining unamortized deferred financing costs associated with four properties under the KeyBank line of credit. As of March 31, 2013 and December 31, 2012, interest expense payable was $1,264,000 and $1,097,000, respectively.

The following is a schedule of principal maturities for all of the Company’s notes payable outstanding as of March 31, 2013:

Amount
April 1 through December 31, 2013	$36,455,000
2014	5,269,000
2015	1,250,000
2016	18,029,000
2017	92,958,000
Thereafter	31,362,000
$185,323,000

KeyBank Credit Facility

On December 17, 2010, the Company, through its wholly owned subsidiary, TNP SRT Secured Holdings, LLC (“TNP SRT Holdings”), entered into a line of credit with KeyBank and certain other lenders (collectively, the “Lenders”) to establish a secured revolving credit facility with an initial maximum aggregate commitment of $35 million (the “Credit Facility”). The proceeds of the Credit Facility may be used by the Company for general corporate purposes, subject to the terms of the Credit Facility. The Credit Facility initially consisted of an A tranche (“Tranche A”) with an initial aggregate commitment of $25 million, and a B tranche (“Tranche B”) with an initial aggregate commitment of $10 million. Tranche B under the Credit Facility terminated as of June 30, 2011. The aggregate commitment under Tranche A was subsequently increased on multiple occasions and, as of March 31, 2013, had an aggregate commitment of $45 million. As discussed below, due to the Company’s default under the Credit Facility, the Company entered into a forbearance agreement with KeyBank which, among other things, converted the entire outstanding principal amount under Tranche A into a term loan which is due and payable in full on July 31, 2013. As of March 31, 2013, the outstanding principal balance on the Credit Facility was $36,455,000.

Borrowings under the Credit Facility are secured by (1) pledges by the Company, the OP, TNP SRT Holdings, and certain subsidiaries of TNP SRT Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of TNP SRT Holdings or us which directly or indirectly owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations under the Credit Facility, (3) a security interest granted in favor of KeyBank with respect to all operating, depository, escrow and security deposit accounts and all cash management services of the Company, the OP, TNP SRT Holdings and any other borrower under the Credit Facility, and (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank with respect to the San Jacinto Esplanade, Craig Promenade, Willow Run Shopping Center, Visalia Marketplace and Aurora Commons properties.

Under the Credit Facility, the Company is required to comply with certain restrictive and financial covenants. In January 2013, the Company became aware of a number of events of default under the Credit Facility relating to, among other things, the Company’s failure to use the net proceeds from its sale of shares in the Offering and the sale of its assets to repay borrowings under the Credit Facility as required by the Credit Facility and its failure to satisfy certain financial covenants under the Credit Facility (collectively, the “Existing Events of Default”). The Company also did not comply with certain financial covenants at March 31, 2013. Due to the Existing Events of Default, the Lenders became entitled to exercise all of their rights and remedies under the Credit Facility and applicable law.

On April 1, 2013, the Company, the OP, certain subsidiaries of the OP which are borrowers under the Credit Facility (collectively, the “Borrowers”) and KeyBank, as lender and agent for the other Lenders, entered into a forbearance agreement (the “Forbearance Agreement”) which amended the terms of the Credit Facility and provides for certain additional agreements with respect to the Existing Events of Default. Pursuant to the terms of the Forbearance Agreement, KeyBank and the other Lenders agreed to forbear the exercise of their rights and remedies with respect to the Existing Events of Default until the earliest to occur of (1) July 31, 2013, (2) the Company’s default under or breach of any of the representations or covenants under the Forbearance Agreement or (3) the date any additional events of defaults (other than the Existing Events of Default) under the Credit Facility occur or become known to KeyBank or any other Lender, (the “Forbearance Expiration Date”). Upon the Forbearance Expiration Date, all forbearances, deferrals and indulgences granted by the Lenders pursuant to the Forbearance Agreement will automatically terminate and the Lenders will be entitled to enforce, without further notice of any kind, any and all rights and remedies available to them as creditors at law, in equity, or pursuant to the Credit Facility or any other agreement as a result of the existing events of default or any additional events of default which occur or come to light following the date of the Forbearance Agreement.

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

The Company paid down a total of $1,983,000 on the Credit Facility from the net proceeds from the sales of the Waianae Mall in January 2013 and the McDonalds pad at Willow Run in February 2013. The Forbearance Agreement converts the entire outstanding principal balance under the Credit Facility (the “Outstanding Loans”) into a term loan which is due and payable in full on July 31, 2013. Pursuant to the Forbearance Agreement, the Company, the OP and every other borrower under the Credit Facility must apply 100% of the net proceeds from, among other things, (1) the sale of shares in the Offering or any other sale of securities by the Company, the OP or any other borrower, (2) the sale or refinancing of any of the Company’s properties or other assets, and (3) the collection of insurance or condemnation proceeds due to any damage or destruction of properties or any condemnation for public use of any properties, to the repayment of the Outstanding Loans. The Forbearance Agreement provides that all commitments under the Credit Facility will terminate on July 31, 2013 and that, effective as of the date of the Forbearance Agreement, the Lenders have no further obligation whatsoever to advance any additional loans or amounts under the Credit Facility. The Forbearance Agreement also provides that neither the Company, the OP or any other borrower under the Credit Facility may, without KeyBank’s prior written consent, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness other than the existing indebtedness specified in the Forbearance Agreement and any refinancing of such existing indebtedness which does not materially modify the terms of such existing indebtedness in a manner adverse to the Company or the Lenders.

Waianae Loan Assumption

On January 22, 2013, the Company sold the Waianae Mall in Waianae, Hawaii to an unaffiliated buyer for a final sales price of $29,763,000. The mortgage loan secured by the Waianae Mall with an outstanding balance of $19,717,000 was assumed by the buyer in connection with the sale. The Company incurred a disposition fee to the Advisor of $893,000 in connection with the sale.

Lahaina Loan

In connection with the acquisition of Lahaina Gateway Shopping Center on November 9, 2012, the Company, through TNP SRT Lahaina Gateway, LLC (“TNP SRT Lahaina”), borrowed $29,000,000 (the “Lahaina Loan”) from DOF IV REIT Holdings, LLC, (the “Lahaina Lender”). The entire unpaid principal balance of the Lahaina Loan and all accrued and unpaid interest thereon is due and payable in full on October 1, 2017. The Lahaina Loan bears interest at a rate of 9.483% per annum for the initial 12 months, and then 11.429% for the remainder of the term of the loan. On each of December 1, 2012, January 1, 2013, and February 1, 2013, the Company was required to make a mandatory principal prepayment of $333,333, such that the Company would prepay an aggregate $1,000,000 of the outstanding principal balance of the Lahaina Loan, no later than February 1, 2013.

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

Since the acquisition of the Lahaina Gateway property on November 9, 2012, cash from operations from the Lahaina Gateway property has not been sufficient to support the property’s operating expenses, the debt service obligations under the Lahaina Loan, and the various cash reserve requirements imposed by the Lahaina Lender. As a result, since the acquisition of the Lahaina Gateway property, the Company has supported the property’s cash requirements with cash from operations generated by other properties within the Company’s portfolio. In order to settle the Company’s obligations under the Lahaina Loan and avoid potential litigation and foreclosure proceedings (and the associated delays and expenses), relating to the Lahaina Gateway property, the Company is currently negotiating a deed in lieu of foreclosure agreement with the Lahaina Lender (the “DIL Agreement”). Pursuant to the proposed terms of the DIL Agreement, the Company will convey title to the Lahaina Gateway property to the Lahaina Lender in exchange for the Lahaina Lender’s agreement not to seek payment from the Company for any amounts owed under the Lahaina Loan, subject to certain exceptions as set forth in the DIL Agreement.

The execution of the DIL Agreement is subject to a number of conditions, including mutual agreement on its final terms, and there is no guarantee that the Company will enter into the DIL Agreement on the terms described above, or at all.

KeyBank Mezzanine Loan

On June 13, 2012, the Company, through TNP SRT Portfolio II Holdings, LLC (“TNP SRT Portfolio II Holdings”) obtained a mezzanine loan from KeyBank in the original principal amount of $2,000,000 pursuant to a Loan Agreement by and between TNP SRT Portfolio II Holdings and KeyBank and a Promissory Note by TNP SRT Portfolio II Holdings in favor of KeyBank. The proceeds were also used to refinance the portions of the Credit Facility secured by Morningside Marketplace, Cochran Bypass (Bi Lo Grocery Store), Ensenada Square, Florissant Marketplace and Turkey Creek. The KeyBank Mezzanine Loan was paid in January 2013 using a portion of the proceeds from our sale of the Waianae Mall.

7. FAIR VALUE DISCLOSURES

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

The following table provides the carrying values and fair values of the Company’s notes payable as of March 31, 2013 and December 31, 2012:

At March 31, 2013	Carrying Value (1)	Fair Value (2)
Notes Payable	$185,323,000	$183,779,000

At December 31, 2012	Carrying Value (1)	Fair Value (2)
Notes Payable	$190,577,000	$191,319,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of March 31, 2013 and December 31, 2012.
(2)	The estimated fair value of the notes payable is based upon indicative market prices of the Company’s notes payable based on prevailing market interest rates.

8. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company issued 22,222 shares of common stock to the Sponsor for an aggregate purchase price of $200,000. As of March 31, 2013, Anthony W. Thompson, the Company’s current Co-Chief Executive Officer and President, directly owned 111,111 shares of the Company’s common stock for which he paid an aggregate purchase price of $1,000,000 and the Sponsor, which is controlled by Mr. Thompson, owned 22,222 shares of the Company’s common stock.

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

Common Units

On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property located in Bismarck, North Dakota, the OP issued 287,472 Common Units to certain of the sellers of Pinehurst Square East who elected to receive Common Units for an aggregate value of approximately $2,587,000, or $9.00 per Common Unit. On March 12, 2012, in connection with the acquisition of Turkey Creek, a retail property located in Knoxville, Tennessee, the OP issued 144,324 Common Units to certain of the sellers of Turkey Creek who elected to receive Common Units for an aggregate value of approximately $1,371,079, or $9.50 per Common Unit.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of March 31, 2013 and December 31, 2012, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The Company’s share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases pursuant to the share redemption program are made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. The Company did not redeem any common shares under its share redemption program during the three months ended March 31, 2013. During the three months ended March 31, 2012, the Company redeemed 17,649 shares (including 549 shares issued under the DRIP program) of common shares under its share redemption program.

Effective January 15, 2013, the Company suspended its share redemption program, including redemptions upon death and disability.

Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Until the Company generates sufficient cash flow from operations to fully fund the payment of distributions, some or all of the Company’s distributions have been paid from other sources, including proceeds from the Offering.

Effective January 15, 2013, the Company announced that it will no longer be making monthly distributions. Quarterly distributions will be considered by the Company’s board of directors for 2013. On March 19, 2013, the Company announced that it will not be making a quarterly distribution for the quarter ended March 31, 2013.

The following table sets forth the distributions declared and paid to the Company’s common stockholders and non-controlling Common Unit holders for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively:

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2013 (4)	$636,000	$0.05833	$25,000	$390,000	$25,000	$246,000	$636,000

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	$0.05833	76,000	1,015,000	76,000	709,000	1,724,000
Fourth Quarter 2012 (4)	1,259,000	$0.05833	51,000	1,274,000	76,000	607,000	1,881,000
	$5,953,000		$258,000	$3,876,000	$275,000	$2,292,000	$6,168,000

(1)	Distributions were generally declared monthly and are calculated at a monthly distribution rate of $0.05833 per share of common stock and Common Units.
(2)	Cash distributions were paid, and DRIP shares issued pursuant to the Company’s distribution reinvestment plan, generally on a monthly basis. Cash distributions for all record dates of a given month were generally paid approximately 15 days following month end.
(3)	None of the Common Unit holders of the OP are participating in the Company’s distribution reinvestment program, which was terminated effective February 7, 2013.
(4)	Distributions for the month of December 2012 in the aggregate amount of $636,000 were declared on January 18, 2013, of which $390,000 was paid in cash and $246,000 was paid through the Company’s distribution reinvestment plan in the form of additional shares of common stock. Total dividends paid to holders of Common Units of the OP for the same period were $25,000.

Distribution Reinvestment Plan

The Company adopted the DRIP which allowed common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP The DRIP was terminated effective February 7, 2013 in connection with the expiration of the Offering and the Company’s deregistration of all of the unsold shares registered for sale pursuant to the Offering. For the three months ended March 31, 2013 and 2012, $246,000 and $406,000 in distributions were reinvested and 25,940 and 42,818 shares of common stock were issued under the DRIP, respectively.

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

The following table sets forth the computation of the Company’s basic and diluted loss per share:

	For the Three Months Ended
	March 31,
	2013	2012
Numerator - basic and diluted
Net loss from continuing operations	$(3,458,000)	$(4,421,000)
Non-controlling interests' share in continuing operations	131,000	214,000
Distributions paid on unvested restricted shares	-	(2,000)
Net loss from continuing operations applicable to common shares	(3,327,000)	(4,209,000)
Discontinued operations	4,641,000	56,000
Non-controlling interests' share in discontinued operations	(176,000)	(2,000)
Net income (loss) applicable to common shares	$1,138,000	$(4,155,000)
Denominator - basic and diluted
Basic weighted average common shares	10,935,089	6,797,797
Effect of dilutive securities Common Units (1)	431,796	-
Diluted weighted average common shares	11,366,885	6,797,797
Basic Earnings per Common Share
Net loss from continuing operations applicable to common shares	$(0.31)	$(0.62)
Discontinued operations	0.41	0.01
Net earnings (loss) applicable to common shares	$0.10	$(0.61)
Diluted Earnings per Common Share
Net loss from continuing operations applicable to common shares	$(0.31)	$(0.62)
Discontinued operations	0.41	0.01
Net earnings (loss) applicable to common shares	$0.10	$(0.61)

(1) Number of convertible Common Units pursuant to the redemption rights outlined in the Company's registration statement on Form S-11. Anti-dilutive for three months ended March 31, 2012.

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

For the three months ended March 31, 2013 and 2012, the Company recognized compensation expense of $15,000 and $13,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of March 31, 2013 and December 31, 2012, there was $45,000 and $60,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted common stock. As of March 31, 2013, this expense is expected to be realized over a remaining period of one year. As of March 31, 2013 and December 31, 2012, the fair value of the non-vested shares of restricted common stock was $90,000 and 10,000 shares remain unvested. During the three months ended March 31, 2013, there were no restricted stock grants issued and no shares vested.

Weighted
	Restricted	Average
	Stock (No.	Grant Date
	of Shares)	Fair Value
Balance - December 31, 2012	10,000	$9.00
Granted	-	-
Vested	-	-
Balance - March 31, 2013	10,000	9.00

11. RELATED PARTY TRANSACTIONS

Pursuant to the advisory agreement by and among the Company, the OP and Advisor (the “Advisory Agreement”), the Company is obligated to pay Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. Pursuant to the dealer manager agreement (the “Dealer Manager Agreement”) by and among the Company, the OP, and TNP Securities, LLC (the “Dealer Manager” or “TNP Securities”), prior to the termination of the Offering, the Company was obligated to pay the Dealer Manager certain commissions and fees in connection with the sales of shares in the Offering. Subject to certain limitations, the Company is also obligated to reimburse Advisor and Dealer Manager for organization and offering costs incurred by Advisor and Dealer Manager on behalf of the Company, and the Company is obligated to reimburse Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement.

On August 7, 2011, the Company, the OP and Advisor entered into Amendment No.1 to the Advisory Agreement, effective as of August 7, 2011, in order to renew the term of the Advisory Agreement for an additional one-year term expiring on August 7, 2012. On January 12, 2012, the board of directors approved Amendment No. 3 to the Advisory Agreement to provide for the payment of a financing coordination fee to Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP. On August 1, 2012, the Company, the OP and Advisor entered into an amendment to the Company’s Advisory Agreement, effective August 7, 2012, which, among other things:

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

As of March 31, 2013 and December 31, 2012, cumulative organization and offering costs incurred by Advisor on the Company’s behalf were $3,272,000 and $3,016,000, respectively. These costs are payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, do not exceed 3.0% of the gross proceeds of the Offering. As of March 31, 2013, cumulative organization and offering costs reimbursed to the Advisor or paid directly by the Company were $4,273,000, which amount exceeded 3.0% of the gross proceeds from the Offering by $1,001,000. This excess was billed to Advisor and settled as of January 31, 2013.

Selling Commissions and Dealer Manager Fees

The Dealer Manager received a sales commission of 7.0% of the gross proceeds from the sale of shares of common stock in the primary offering. The Dealer Manager also received 3.0% of the gross proceeds from the sale of shares in the primary offering in the form of a dealer manager fee as compensation for acting as the dealer manager. The Company incurred selling commissions and dealer manager fees during the following periods:

	For the Three Months Ended
	March 31,		Inception Through
	2013	2012	March 31, 2013

Selling Commissions	$32,000	$1,196,000	$6,925,000
Dealer Manager Fee	15,000	534,000	3,090,000
	$47,000	$1,730,000	$10,015,000

Reimbursement of Operating Expenses

The Company reimburses Advisor for all expenses paid or incurred by Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse Advisor for any amount by which the Company’s operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets (as defined in the Charter), or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guideline”). Notwithstanding the above, the Company may reimburse Advisor for expenses in excess of the 2%/25% guideline if a majority of the independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended March 31, 2013, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% guideline.

The Company reimburses Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Advisor such as rent and utilities; provided, however, that no reimbursement shall be made for costs of such personnel to the extent that personnel are used in transactions for which Advisor receives a separate fee or with respect to an officer of the Company. For the three months ended March 31, 2013 and 2012, the Company recorded a net recovery of administrative services of $98,000 and incurred $182,000 of administrative services to Advisor, respectively. The $98,000 net recovery resulted from an overaccrual of certain operating costs in 2012.  As of March 31, 2013 and December 31, 2012, administrative services of $0 and $209,000, respectively, were included in amounts due to affiliates.

Property Management Fee

The Company pays TNP Property Manager, LLC (“TNP Manager”), its property manager and an affiliate of Advisor, a market-based property management fee of up to 5.0% of the gross revenues generated by each property in connection with the operation and management of the Company’s properties. TNP Manager may subcontract with third party property managers and is responsible for supervising and compensating those property managers. For the three months ended March 31, 2013 and 2012, the Company incurred $344,000 and $250,000, respectively, in property management fees to TNP Manager. As of March 31, 2013 and December 31, 2012, property management fees of $60,000 and $48,000, respectively, were included in amounts due to affiliates.

Acquisition and Origination Fee

The Company pays Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. The Company incurred and paid $13,000 and $1,212,000 in acquisition fees to Advisor during the three months ended March 31, 2013 and 2012.

The Company pays Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate related loans. The Company did not incur any loan origination fees to Advisor for the three months ended March 31, 2013 and 2012.

Asset Management Fee

The Company pays Advisor a monthly asset management fee equal to one-twelfth of 0.6% of the aggregate cost of all real estate investments the Company acquires; provided, however, that Advisor will not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. On November 11, 2011, the board of directors approved Amendment No. 2 to the Advisory Agreement to clarify that upon termination of the Advisory Agreement, any asset management fees that may have accumulated in arrears, but which had not been earned pursuant to the terms of the Advisory Agreement, will not be paid to Advisor. There were no asset management fees incurred for the three months ended March 31, 2013 and 2012.

Disposition Fee

If Advisor or its affiliates provides a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Advisor or its affiliates will be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. For the three months ended March 31, 2013 and 2012, the Company incurred $924,000 and $24,000 of disposition fees payable to Advisor related to the Waianae Sale and the sale of the McDonalds pad at Willow Run in 2013 and the disposition of the KFC pad at Morningside Marketplace in 2012. There were no disposition fees payable to Advisor as of March 31, 2013 and December 31, 2012.

Leasing Commission Fee

On June 9, 2011, pursuant to Section 11 of the Advisory Agreement with the Advisor, the Company’s board of directors approved the payment of fees to the Advisor for services it provides in connection with leasing the Company’s properties. The amount of such leasing fees will be usual and customary for comparable services rendered for similar real properties in the geographic market of the properties leased. The leasing fees will be in addition to the market-based fees for property management services payable by the Company to TNP Manager, an affiliate of the Advisor. For the three months ended March 31, 2013 and 2012, the Company incurred and paid approximately $124,000 and $5,000 of lease commissions to Advisor or its affiliates, respectively. As of March 31, 2013 and December 31, 2012, leasing commission fees of $0 and $14,000, respectively, were included in amounts due to affiliates.

Financing Coordination Fee

On January 12, 2012, the board of directors approved Amendment No. 3 to the Advisory Agreement to provide for the payment of a financing coordination fee to Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP. There were no financing coordination fees incurred for the three months ended March 31, 2013. For the three months ended March 31, 2012, the Company incurred and paid $361,000 of financing coordination fees to Advisor or its affiliates.

Guaranty Fees

In connection with certain acquisition financings, the Company’s Chairman and Co-Chief Executive Officer and/or the Sponsor had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. For the three months ended March 31, 2013 and 2012, the Company incurred approximately $14,000 and $13,000, respectively, of guaranty fees. As of March 31, 2013 and December 31, 2012, guaranty fees of approximately $4,000 and $10,000, respectively, were included in amounts due to affiliates. At March 31, 2013, the Company’s outstanding guaranty agreements relate to the guarantee on the financing on Constitution Trail and Osceola Village.

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

Interest expense incurred and paid by the Company to an affiliate of Advisor during the three months ended March 31, 2013 and 2012 was $0 and $20,000, respectively.

Summary of Related Party Fees

Summarized below are the related-party costs incurred by the Company for the three months ended March 31, 2013 and 2012, respectively, and payable as of March 31, 2013 and December 31, 2012:

	Incurred		Payable
	Three Months Ended March 31,		As of March	As of December
	2013	2012	31, 2013	31, 2012
Expensed
Asset management fees	$-	$-	$-	$-
Reimbursement of operating expenses	(98,000)	182,000	-	209,000
Acquisition fees	13,000	1,212,000	-	475,000
Property management fees	344,000	250,000	60,000	48,000
Guaranty fees	14,000	13,000	4,000	10,000
Disposition fees	924,000	24,000	-	-
Interest expense on notes payable	-	20,000	-	-
	$1,197,000	$1,701,000	$64,000	$742,000
Capitalized
Financing coordination fee	$-	$361,000	$-	$-
Leasing commission fees	124,000	5,000	14,000	-
	$124,000	$366,000	$14,000	$-
Additional Paid In Capital
Selling commissions	$32,000	$1,196,000	$-	$9,000
Dealer manager fees	15,000	534,000	-	4,000
Organization and offering costs	7,000	64,000	-	-
	$54,000	$1,794,000	$-	$13,000

In March 2012, the Company reimbursed its advisor $240,000 related to a non-refundable earnest deposit incurred by an affiliate of Advisor in 2010 on a potential acquisition commonly known as Morrison Crossing. The reimbursement was subsequently determined by the Company to be non-reimbursable since the acquisition was not one that was approved by the Company’s board of directors in 2010 and accordingly, the Company recorded the amount as a receivable from Advisor and recorded a provision to reserve the entire amount at March 31, 2013 and December 31, 2012. In May 2013, the Company settled with Advisor and determined to not seek reimbursement from Advisor for the amount previously paid.

12. COMMITMENTS AND CONTINGENCIES

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

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, the Company through its subsidiary, granted a lender a profit participation in the property equal to 25% of the net profits received by the Company upon the sale of the property (the “Profit Participation Payment”). Net profits is calculated as (1) the gross proceeds received by the Company upon a sale of the property in an arms-length transaction at market rates to third parties less (2) the sum of: (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with the Company including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, the Company shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, the Company shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. Based on the estimated sale price as of March 31, 2013 the Company has recorded an accrual for the estimated liability under the Profit Participation Payment.

Additionally, in connection with the acquisition financing on Osceola Village, the Company entered into a Master Lease Agreement (the “Master Lease”) with TNP SRT Osceola Village Master Lessee, LLC, a wholly-owned subsidiary of the OP (the “Master Lessee”). Pursuant to the Master Lease, TNP SRT Osceola Village leased to Master Lessee the approximately 23,000 square foot portion of Osceola Village which was not leased to third-party tenants as of the closing date (the “Premises”). The Master Lease provides that the Master Lessee will pay TNP SRT Osceola Village a monthly rent in an amount equal to $36,425, provided that such monthly amount will be reduced proportionally for each square foot of space at the premises subsequently leased to third-party tenants pursuant to leases which are reasonably acceptable to the lender and which satisfy certain criteria set forth in the Master Lease (“Approved Leases”). The Master Lease has a seven-year term, subject to earlier expiration upon the earlier to occur of (1) the date on which all available rentable space at the Premises is leased to third-party tenants pursuant to Approved Leases and (2) the date on which the mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale). The Master Lessee has no right to assign or pledge the Master Lease or to sublet any part of the premises without the prior written consent of TNP SRT Osceola Village and the lender. In connection with the acquisition of Osceola Village, TNP SRT Osceola Village obtained a mortgage (the “Osceola Loan”) from ANICO. The Master Lease was assigned to ANICO pursuant to the assignment of leases and rents in favor of ANICO entered into by TNP SRT Osceola Village in connection with the Osceola Loan. Pursuant to the Master Lease, the Master Lessee acknowledges and agrees that upon any default by TNP SRT Osceola Village under any of the loan documents related to the Osceola Loan, ANICO will be entitled to enforce the assignment of the Master Lease to ANICO and replace TNP SRT Osceola Village under the Master Lease for all purposes.

Constitution Trail Contingency

In connection with the financing of the Constitution Trail acquisition, TNP SRT Constitution Trail, LLC, a wholly owned subsidiary of the OP (“TNP SRT Constitution Trail”), TNP SRT Constitution Trail Master Lessee, LLC (the “Starplex Master Lessee”), a wholly owned subsidiary of the OP, and the Sponsor, entered into a Master Lease Agreement with respect to a portion of Constitution Trail (the “Starplex Master Lease”). Pursuant to the Starplex Master Lease, TNP SRT Constitution Trail leased to the Starplex Master Lessee an approximately 7.78 acre parcel of land included in the Constitution Trail property, and the approximately 44,064 square foot Starplex Cinemas building located thereon (the “Starplex Premises”). The Starplex Master Lease provides that, in the event that the annual gross sales from the Starplex premises are less than $2,800,000, then thereafter the Starplex Master Lessee will pay TNP SRT Constitution Trail a monthly rent in an amount equal to $62,424 ($749,088 annually), subject to an offset based on any minimum annual rent for the Starplex premises received by TNP SRT Constitution Trail. The Starplex Master Lease will expire upon the earlier to occur of (1) December 31, 2018 and (2) the date on which the Constitution Trail mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale or refinancing of the Constitution Trail Loan). The Starplex Master Lessee has no right to assign or pledge the Starplex Master Lease or to sublet any part of the Starplex premises without the prior written consent of TNP SRT Constitution Trail and the lender of the mortgage loan.

Carson Plaza Contingency

In 2012, the Company pursued an acquisition commonly known as Carson Plaza and placed a non-refundable deposit of $250,000 into escrow which was expensed and included in transaction expense for the year ended December 31, 2012. The acquisition did not materialize as a result of the Company’s claim of certain undisclosed environmental conditions uncovered during due diligence. The seller disagreed with the Company’s claim. The outcome of the Company’s claim and the prospect of the recovery of the deposit are unknown at the present time and accordingly, the Company did not accrue for any recovery of such amount at March 31, 2013 and December 31, 2012.

Economic Dependency

The Advisor and its affiliates currently provide certain services to the Company pursuant to the Advisory Agreement and the property management agreements with respect to the Company’s properties, management of the daily operations of the Company’s investment portfolio and certain general and administrative responsibilities. These services are currently relatively limited due to the fact that the Company is not currently actively engaged in acquisitions and has hired a number of employees of its own. As disclosed in “Note 1. ORGANIZATION AND BUSINESS”, the Company is currently engaged in negotiations to replace the Advisor with Glenborough. In the event that the Company is successful in transitioning to Glenborough as its external advisor and property manager, the Company will become dependent upon Glenborough and its affiliates to provide similar services to the Company pursuant to an advisory agreement and property management agreements with Glenborough. In the event that the Advisor, or Glenborough or any other successor advisor, is unable to provide the respective services, the Company will be required to obtain such services from other sources.

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

13. SUBSEQUENT EVENTS

Amendment of Credit Facility by entering into Forbearance Agreement

On April 1, 2013, the Company, the OP, certain subsidiaries of the OP which are borrowers under the Credit Facility and KeyBank, as lender and agent for the other Lenders, entered into the Forbearance Agreement which amended the terms of the Credit Facility and provides for certain additional agreements. See “Note 6.NOTES PAYABLE.”

Amendment to Consulting Agreement

The Company’s board of directors is actively negotiating with Glenborough to replace the Company’s current advisor. In December 2012, the Company entered into a consulting agreement with Glenborough to assist the Company through the advisor change process. Effective May 1, 2013, the Company and Glenborough entered into an amendment to the consulting agreement which expanded the scope of the consulting services provided to the Company by Glenborough (as described below) and increased the monthly consulting fee payable to Glenborough by the Company from $75,000 per month to $90,000 per month.

Effective May 1, 2013, pursuant to the amendment to the consulting agreement, Glenborough shall perform the following accounting services for the Company:

•	All property accounts receivable functions including property rent and common area maintenance billings
•	All property accounts payable functions

Effective June 1, 2013, the following additional services will also be performed by Glenborough pursuant to the amendment to the consulting agreement:

•	Corporate level receivables and payables
•	Loan administration
•	Cash management and treasury functions
•	SEC financial reporting
•	Management reporting
•	Audit coordination
•	Tax preparation and coordination

The Company evaluates subsequent events up until the date the condensed consolidated financial statements are issued.

Pending Disposition

On or about May 9, 2013, the purchase and sale agreement, as amended, for the sale of the office building at the Aurora Commons property (Note 3) had expired and the buyer did not release the contingencies in the purchase and sale agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on April 1, 2013, which we refer to herein as our “Form 10-K.” As used herein, the terms “we,” “our,” and “us” refer to TNP Strategic Retail Trust, Inc. and, as required by context, TNP Strategic Retail Operating Partnership, LP, a Delaware limited partnership (which we refer to as our “OP”) and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history, which makes our future performance difficult to predict.

•	Some of our executive officers, one of our directors and certain other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor. As a result, they face conflicts of interest, including significant conflicts created by our advisor’s compensation arrangements with us and other programs managed by affiliates of our advisor and conflicts in allocating time among us and these other programs and investors.

•	Because investment opportunities that are suitable for us may also be suitable for other programs managed by affiliates of our advisor, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	We pay fees to and reimburse the expenses of our advisor and its affiliates, and pay substantial consulting fees to a third party in connection with our ongoing transition to a new advisor. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.

•	Our initial public offering has terminated and we are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to continue to acquire real properties or other real estate related assets, fund or expand our operations and resume payment of distributions to our stockholders will be adversely affected.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service and our ability to pay distributions to our stockholders.

•	Our current and future investments in real estate and other real estate related investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties and the properties and other assets directly securing our loan investments could decrease. Such events would make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

•	Disruptions in the financial markets, changes in the availability of capital, uncertain economic conditions or changes in the real estate market could adversely affect the value of our investments.

•	Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indices. Increases in the indices could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	Under our advisory agreement, our advisor has been directed to ensure that we maintain a cash reserve of $4.0 million at all times. As a result of the significant cash requirement in completing our acquisition of Lahaina Gateway and the cash required by the lender following the Lahaina Gateway acquisition for a mandatory principal repayment and the establishment of cash reserves, our cash position has fallen to less than $4.0 million and is likely to fall further and remain below our $4.0 million target until we find other sources of cash, such as from borrowings, sales of assets or sales of equity capital. Any delay in securing additional debt or equity capital could adversely affect our ability to pay distributions or to meet our obligations as they become due.

•	We are engaged in negotiations to replace our current advisor. It may be very difficult to transition to a new advisor (which would require the consent of some of our significant lenders). If we are unable to successfully transition to a replacement advisor, such failure would result in a substantial disruption to our business and would adversely affect the value of an investment in us. Even if we were successful in transitioning to a new advisor, such efforts would involve significant disruption to our business, which may adversely affect the value of your investment in us.

•	Due to short-term liquidity issues and defaults under certain of our loan agreements, we have suspended our share redemption program, including redemptions upon death and disability, indefinitely.

•	We have entered into a forbearance agreement with KeyBank National Association (“KeyBank”) which accelerates the maturity date of our outstanding indebtedness under our revolving credit facility with KeyBank (the “Credit Facility”) and places limitations on our ability to incur additional indebtedness.

•	Legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs) or changes to generally accepted accounting principles, or GAAP, could adversely affect our operations and the value of an investment in us.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our 2012 Annual Report on Form 10-K. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Quarterly Report on Form 10-Q, and the risks described in Part I, Item 1A of our 2012 Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

Overview

TNP Strategic Retail Trust, Inc. is a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income producing retail properties, located primarily in the Western United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 2009. We own substantially all of our assets and conduct our operations through our OP, of which we are the sole general partner.

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

From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, we accepted subscriptions for, and issued, 10,969,714 shares of our common stock (net of share redemptions), including 391,182 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $108,357,000, net of redemptions. As of March 31, 2013, we had redeemed 160,409 shares pursuant to our share redemption program for an aggregate redemption amount of approximately $1,604,000. Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. For more information regarding our share redemption program, see Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer of Equity Securities—Share Redemption Program” in our 2012 Annual Report on Form 10-K.

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

Our sponsor has a limited operating history and, since its inception, has operated at a significant net loss. In addition, our sponsor and its subsidiaries also have substantial secured and unsecured debt obligations coming due in the next several years. As a result of our sponsor’s financial condition, our board of directors is actively negotiating with Glenborough, LLC and its affiliates (“Glenborough”) to replace our current advisor. Glenborough is a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of high quality commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry. Our board of directors is engaged in ongoing negotiations regarding the transition to Glenborough as our external advisor and the termination of our current advisory agreement and the property management agreements with respect to our properties. However, any change to our advisor or our property manager will require the consent of a number of our significant lenders, which we are still in the process of negotiating. We can give no assurance that we will be able to secure such lender consents or come to terms with Glenborough with respect to the transition. In December 2012, we entered into a consulting agreement with Glenborough to assist us through the advisor change process. Pursuant to the consulting agreement, we agree to pay Glenborough a monthly consulting fee of $75,000 and reimburse Glenborough for its reasonable out-of-pocket expenses. From December 2012 through April 2013, we agreed to pay Glenborough a monthly consulting fee of $75,000 pursuant to the consulting agreement. Effective May 1, 2013, we amended the consulting agreement to expand the services provided to us by Glenborough and increase the monthly consulting fee payable to Glenborough to $90,000. The consulting agreement is terminable by either party upon 10 business days’ written notice.

Effective January 15, 2013, we announced that we will no longer be making monthly distributions. Quarterly distributions will be considered by our board of directors for 2013. On March 19, 2013, we announced that we will not be making a quarterly distribution for the quarter ended March 31, 2013.

Market Outlook

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

Properties

As of March 31, 2013, our portfolio included the 20 properties below, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of 2,035,402 square feet of single- and multi-tenant, commercial retail space located in 14 states, which we purchased for an aggregate purchase price of $263,998,000.

				Original
		Square		Purchase
Property Name	Location	Feet (1)	Date Acquired	Price (2)	Debt (3)

Moreno Marketplace	Moreno Valley, California	78,321	11/19/2009	$12,500,000	$9,320,000
Northgate Plaza	Tucson, Arizona	103,492	7/6/2010	8,050,000	6,367,000
San Jacinto	San Jacinto, California	53,777	8/11/2010	7,088,000	3,207,000
Craig Promenade	Las Vegas, Nevada	86,395	3/30/2011	12,800,000	5,785,000
Pinehurst Square	Bismarck, North Dakota	114,292	5/26/2011	15,000,000	10,267,000
Cochran Bypass	Chester, South Carolina	45,817	7/14/2011	2,585,000	1,577,000
Topaz Marketplace	Hesperia, California	50,319	9/23/2011	13,500,000	8,070,000
Osceola Village	Kissimee, Florida	116,645	10/11/2011	21,800,000	18,029,000
Constitution Trail	Normal, Illinois	199,139	10/21/2011	18,000,000	15,053,000
Summit Point	Lafayette, Georgia	111,970	12/21/2011	18,250,000	12,327,000
Morningside Marketplace	Fontana, California	76,923	1/9/2012	18,050,000	9,000,000
Woodland West Marketplace	Arlington, Texas	176,414	2/3/2012	13,950,000	10,074,000
Ensenada Square	Arlington, Texas	62,612	2/27/2012	5,025,000	3,121,000
Shops at Turkey Creek	Knoxville, Tennessee	16,324	3/12/2012	4,300,000	2,824,000
Aurora Commons	Aurora, Ohio	89,211	3/20/2012	7,000,000	4,550,000
Florissant Marketplace	Florissant, Missouri	146,257	5/16/2012	15,250,000	9,240,000
Willow Run Shopping Center	Westminster, Colorado	91,575	5/18/2012	11,550,000	8,662,000
Bloomingdale Hills	Tampa, Florida	78,442	6/18/2012	9,300,000	5,600,000
Visalia Marketplace	Visalia, California	200,794	6/25/2012	19,000,000	14,250,000
Lahaina Gateway	Lahaina, Hawaii	136,683	11/9/2012	31,000,000	28,000,000
		2,035,402		$263,998,000	$185,323,000

(1)	Square feet includes improvements made on ground leases at the property.
(2)	The purchase price for Pinehurst Square East and Shops at Turkey Creek included the issuance of common units in our OP to the sellers. The purchase price for Summit Point included the issuance of preferred membership interests in the entity that indirectly owns the property.
(3)	Debt represents the outstanding balance at March 31, 2013. For more information on our financing, see Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 6. NOTES PAYABLE” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

First Quarter 2013 Highlights

•	On January 22, 2013, we sold the Waianae Mall in Waianae, Hawaii to an unaffiliated buyer for a final sales price of $29,763,000 (the “Waianae Sale”). The mortgage on the Waianae Mall with an outstanding balance of $19,717,000 was assumed by the buyer in connection with the sale.

•	On February 19, 2013, we sold the McDonalds pad at Willow Run to the lessee, McDonalds Real Estate Company, for $1,050,000. Net proceeds of $983,000 were used to pay down the Credit Facility.

•	We paid in full the $2,000,000 balance of the KeyBank mezzanine loan with the net proceeds from the Waianae Sale.

•	We paid $1,000,000 on the Credit Facility with the net proceeds from the Waianae Sale.

•	During the quarter we negotiated a forbearance agreement with KeyBank (the “Forbearance Agreement”) which amended the terms of the Credit Facility and addressed certain events of default under the Credit Facility. The Forbearance Agreement was signed on April 1, 2013.

Results of Operations

Comparison of the three months ended March 31, 2013 versus the three months ended March 31, 2012

The following table provides summary information about our results of operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
Rental and reimbursements	$8,039,000	$3,932,000	$4,107,000	104.5%
Operating and maintenance expenses	2,997,000	1,280,000	1,717,000	134.1%
General and administrative expenses	1,598,000	631,000	967,000	153.2%
Depreciation and amortization expenses	3,182,000	1,750,000	1,432,000	81.8%
Transaction expenses	51,000	1,900,000	(1,849,000)	(97.3)%
Interest expense	3,669,000	2,789,000	880,000	31.6%
Net loss from continuing operations	(3,458,000)	(4,418,000)	960,000	(21.7)%
Income from discontinued operations	4,641,000	53,000	4,588,000	8,656.6%
Net income (loss)	1,183,000	(4,365,000)	5,548,000	(127.1)%

Our results of operations for the three months ended March 31, 2013 are not indicative of those expected in future periods.

Revenue

Revenues increased by $4,107,000 to $8,039,000 during the three months ended March 31, 2013 compared to $3,932,000 for the three months ended March 31, 2012. The increase was primarily due to five additional property acquisitions since March 31, 2012 and a full quarter of operations for the five properties acquired in the first quarter of 2012. The occupancy rate for our property portfolio was 88%, based on 2,035,402 rentable square feet, as of March 31, 2013 compared to 84%, based on 1,389,870 rentable square feet, as of March 31, 2012.

Operating and maintenance expenses

Operating and maintenance expense increased by $1,717,000 to $2,997,000 during the three months ended March 31, 2013 compared to $1,280,000 for the three months ended March 31, 2012. The increase was primarily due to five additional property acquisitions since March 31, 2012 and a full quarter of operations for the five properties acquired in the first quarter of 2012. Included in operating and maintenance expenses are property management fees paid to an affiliate of our advisor of $295,000 and $233,000 for the three months ended March 31, 2013 and 2012, respectively.

General and administrative expenses

General and administrative expenses increased by $967,000 to $1,598,000 during the three months ended March 31, 2013 compared to $631,000 for the three months ended March 31, 2012. General and administrative expenses consisted primarily of legal fees, audit fees, restricted stock compensation, directors’ fees, salaries, tax fees, abandoned project costs and administrative expenses reimbursable to our advisor. The increase primarily relates to higher legal, audit and consulting costs during the current quarter including monthly consulting fees of $75,000 to Glenborough.

Depreciation and amortization expense

Depreciation and amortization expense increased by $1,432,000 to $3,182,000 during the three months ended March 31, 2013 compared to $1,750,000 for the three months ended March 31, 2012. The increase was primarily due to five additional property acquisitions since March 31, 2012 and a full quarter of depreciation and amortization for the five properties acquired in the first quarter of 2012.

Transaction expenses

Transaction expenses decreased by $1,849,000 to $51,000 during the three months ended March 31, 2013 compared to $1,900,000 for the three months ended March 31, 2012. We incurred transaction expenses for five properties acquired during the first quarter of 2012 and had no acquisitions during the first quarter of 2013.

Interest expense

Interest expense increased by $880,000 to $3,669,000 during the three months ended March 31, 2013 compared to $2,789,000 for the three months ended March 31, 2012. The increase was primarily due to the increased debt levels associated with the acquisition of five additional properties since March 31, 2012 and a full quarter of interest for the five properties acquired in the first quarter of 2012 and was partially offset by the write-off of deferred financing costs in the prior year period. Interest expense for the three months ended March 31, 2012 included the amortization and write-off of deferred financing costs of $838,000. The write-off of approximately $540,000 of unamortized deferred financing costs was as a result of the refinancing of the four properties from our credit agreement onto a new term loan completed during the three months ended March 31, 2012.

Income from discontinued operations

Income from discontinued operations increased by $4,588,000 to $4,641,000 during the three months ended March 31, 2013 compared to $53,000 for the three months ended March 31, 2012. The increase during the three months ended March 31, 2013 is primarily attributed to the gain on sale of the Waianae Mall which was sold in January 2013. Income from discontinued operations for the three months ended March 31, 2012 includes the net operating results of Waianae Mall, the office building at the Aurora Commons property, the KFC parcel at Morningside Marketplace, which was sold in February 2012, and the Chase and Chevron parcels at Morningside Marketplace, which were sold in April 2012.

Net income (loss)

Net income for the three months ended March 31, 2013 was $1,183,000 compared to a net loss of $4,365,000 for the same period in 2012. The change from a net loss for the three months ended March 31, 2012 to net income for the three months ended March 31, 2013 is primarily attributed to higher revenues, the gain on sale of real estate in the quarter and the reduction in non-recurring transaction expenses.

Liquidity and Capital Resources

As of March 31, 2013, we owned 20 real estate properties with a net carrying value aggregating $224.1 million. Our principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. On February 7, 2013, as a result of the expiration of our initial public offering, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. Additionally, we filed an application on March 1, 2013 with the SEC to withdraw the registration statement on Form S-11 for our follow-on offering that was initially filed with the SEC on June 15, 2012. As a result of the termination of our initial public offering and our withdrawal of the registration statement for our follow-on offering, offering proceeds are not currently available to fund our cash needs, and will not be available until we are able to successfully engage in an offering of our securities. We expect our future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to us from any offering of our securities that we conduct in the future. We also expect our investment activity will be reduced until we are able to engage in an offering of our securities or are able to identify other significant sources of financing. Due to the decrease in capital resources, we have suspended our share redemption program, including redemptions for death and disability, effective January 15, 2013. We intend to reevaluate our ability to resume share redemptions pursuant to our share redemption program after transitioning to a new advisor and addressing our liquidity issues. Our ability to resume share redemptions will be determined by our board of directors based on our liquidity and cash needs.

On August 2, 2012, we, our operating partnership and our advisor entered into an amendment to our amended and restated advisory agreement, effective as of August 7, 2012, which, among other things, establishes a requirement that we maintain at all times a cash reserve of at least $4,000,000 and provides that our advisor may deploy any cash proceeds in excess of the cash reserve for our business pursuant to the terms of the advisory agreement. As a result of the significant cash required to complete the acquisition of Lahaina Gateway on November 9, 2012 and the additional cash required by the mortgage lender for the Lahaina Gateway acquisition for reserves and mandatory principal payments, our cash and cash equivalents have fallen to approximately $1,126,000 at March 31, 2013. Our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) has increased to $5,410,000 at March 31, 2013. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

On April 1, 2013, we entered into a forbearance agreement relating to our credit agreement with KeyBank (for additional discussion see “– KeyBank Credit Facility” below). On or before the expiration of the forbearance period, we currently intend to (1) refinance the credit agreement on or before the expiration of the forbearance agreement with KeyBank or with another lender; or (2) refinance a portion of the credit agreement on or before the expiration of the forbearance agreement with KeyBank or with another lender and paydown of a portion of the balance of the credit agreement with proceeds from disposition of certain properties securing the credit agreement.

As of March 31, 2013, our borrowings exceeded 300% of the value of our net assets due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at March 31, 2013, the excess over the borrowing limitation has been approved by our independent directors. As of December 31, 2012, our borrowings exceeded 300% of the value of our net assets due to the exclusion from total assets of intangible assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at December 31, 2012, the excess over the borrowing limitation has been approved by our independent directors.

Cash Flows from Operating Activities

During the three months ended March 31, 2013, net cash used in operating activities from continuing operations was $2,432,000 compared to net cash provided by operating activities of $97,000 during the three months ended March 31, 2012, a negative net change in cash flows from operating activities of $2,529,000. The negative change in cash flows from operating activities during the three months ended March 31, 2013 was primarily due to negative net changes in operating asset and liability balances involving prepaid expenses, tenant receivables and other liabilities which were partially offset by favorable changes in loss from continuing operations adjusted by non-cash depreciation and amortization charges. Prepaid expense balances increased in the three months ended March 31, 2013 compared to a decrease in prepaid expense balances for the prior year period resulting in a negative impact to cash flows from operating activities of $2,900,000. Tenant receivable balances increased in the three months ended March 31, 2013 compared to the prior year period resulting in a negative impact to cash flows from operating activities of $995,000. Other liability balances decreased in the three months ended March 31, 2013 compared to the prior year period resulting in a negative impact to cash flows from operating activities of $1,760,000. These negative impacts to cash flows from operating activities during the three months ended March 31, 2013 were partially offset by a reduced loss from continuing operations (reduced by $960,000) and higher non-cash depreciation and amortization adjustments of $1,432,000.

Cash Flows from Investing Activities

Our most significant component of cash used in investing activities involves our expenditures for real estate acquisitions. During the three months ended March 31, 2013, net cash used in investing activities from continuing operations was $1,346,000 compared to $46,401,000 during the three months ended March 31, 2012. The decrease was primarily attributed to the acquisition of five properties during 2012 for an aggregate purchase price of $48,325,000. No property acquisitions were completed in the three months ended March 31, 2013. Net cash provided by investing activities from discontinued operations was $9,702,000 representing the net proceeds on the Waianae Sale and the sale of the McDonalds pad at Willow Run.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our initial public offering, debt financings and distributions paid to our stockholders. During the three months ended March 31, 2013, net cash used in financing activities from continuing operations was $4,716,000, compared to net cash provided by financing activities of $50,143,000 during the three months ended March 31, 2012. The primary components of net cash used in financing activities from continuing operations for the three months ended March 31, 2013 were repayments of notes payable ($4,271,000) and cash distributions ($415,000). For the three months ended March 31, 2012, net cash provided by financing activities primarily related to proceeds received from our initial public offering ($18,956,000) and proceeds from the issue of notes payable related to our property acquisitions and refinancing of debt during the period ($159,037,000), net of repayments on our notes payable ($123,325,000).

Short-term Liquidity and Capital Resources

Our principal short-term demand for funds will be for the payment of operating expenses and the payment of principal and interest on our outstanding indebtedness. To date, our cash needs for operations have been covered from cash provided by property operations and the sale of shares of our common stock. Due to the termination of our initial public offering on February 7, 2013, we intend to fund our short-term operating cash needs from operations. Operating cash flows are expected to increase as operations in our existing portfolio stabilize and efficiencies are gained. Additionally, offering and organization costs associated with our initial public offering have been eliminated due to the termination of our initial public offering on February 7, 2013. Effective January 15, 2013, our monthly distributions have been suspended. Currently, our board of directors will evaluate our ability to make quarterly distributions on a quarterly basis based on our other operational cash needs. Our board of directors has determined that quarterly distributions for the quarter ended March 31, 2013 will not be made based on our current liquidity and operational cash needs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders (currently suspended), future redemptions of shares (currently suspended) and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations. Until the termination of our initial public offering on February 7, 2013, our cash needs for acquisitions were satisfied from the net proceeds of the public offering and from debt financings. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. When market conditions improve, we may consider future public offerings or private placements of equity, as well as additional borrowings. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and “Note 7. DEBT” to our consolidated financial statements included in our Annual Report for additional information on the maturity dates and terms of our outstanding indebtedness.

KeyBank Credit Facility

On December 17, 2010, we, through our wholly owned subsidiary, TNP SRT Secured Holdings, LLC, or TNP SRT Holdings, entered into the Credit Facility with KeyBank and certain other lenders, which we collectively refer to as the “lenders,” to establish a revolving credit facility with an initial maximum aggregate commitment of $35,000,000. The Credit Facility initially consisted of an A tranche, or “Tranche A,” with an initial aggregate commitment of $25 million, and a B tranche, or “Tranche B,” with an initial aggregate commitment of $10 million. Tranche B under the Credit Facility terminated as of June 30, 2011. The aggregate commitment under Tranche A was subsequently increased on multiple occasions and as of March 31, 2013 the aggregate commitment was $45 million. As discussed below, due to our default under the credit facility, we entered into the Forbearance Agreement with KeyBank which, among other things, converts the entire outstanding principal amount under Tranche A into a term loan which is due and payable in full on July 31, 2013. As of March 31, 2013, the Credit Facility had an outstanding balance of $36,455,000.

Under the Credit Facility, we are required to comply with certain restrictive and financial covenants. In January 2013, we became aware of a number of events of default under the Credit Facility relating to, among other things, our failure to use the net proceeds from our sale of our shares in our public offering and the sale of our assets to repay our borrowings under the Credit Facility and our failure to satisfy certain financial covenants under the Credit Facility, which we collectively refer to as the “existing events of default.” We also did not comply with certain financial covenants at March 31, 2013. Due to the existing events of default, KeyBank and the other lenders became entitled to exercise all of their rights and remedies under the Credit Facility and applicable law.

On April 1, 2013, our operating partnership, certain subsidiaries of our operating partnership which are borrowers under the Credit Facility (the “Borrowers”) and KeyBank, as lender and agent for the other lenders, entered into the Forbearance Agreement which amended the terms of the Credit Facility and provided for certain additional agreements with respect to the existing events of default. Pursuant to the terms of the Forbearance Agreement, KeyBank and the other lenders agreed to forbear the exercise of their rights and remedies with respect to the existing events of default until the earliest to occur of (1) July 31, 2013, (2) our default under or breach of any of the representations or covenants under the Forbearance Agreement or (3) the date any additional events of defaults (other than the existing events of default) under the Credit Facility occur or become known to KeyBank or any other lender, which we refer to as the “forbearance expiration date.” Upon the forbearance expiration date, all forbearances, deferrals and indulgences granted by the lenders pursuant to the Forbearance Agreement will automatically terminate and the lenders will be entitled to enforce, without further notice of any kind, any and all rights and remedies available to them as creditors at law, in equity, or pursuant to the Credit Facility or any other agreement as a result of the existing events of default or any additional events of default which occur or come to light following the date of the Forbearance Agreement.

The Forbearance Agreement converted the entire outstanding principal balance under the Credit Facility, and all interest and other amounts payable under the Credit Facility, which we refer to as the “outstanding loan,” into a term loan which is due and payable in full on July 31, 2013. Pursuant to the Forbearance Agreement, we, our operating partnership and every other borrower under the Credit Facility must apply 100% of the net proceeds from, among other things, (1) the sale of our shares in our completed public offering or any other sale of securities by us, our operating partnership or any other borrower, (2) the sale or refinancing of any of our properties or other assets, and (3) the collection of insurance or condemnation proceeds due to any damage or destruction of our properties or any condemnation for public use of any of our properties, to the repayment of the outstanding loan. The Forbearance Agreement provides that all commitments under the Credit Facility will terminate of July 31, 2013 and that, effective as of the date of the Forbearance Agreement, the lenders have no further obligation whatsoever to advance any additional loans or amounts under the Credit Facility. The Forbearance Agreement also provides that neither we, our operating partnership or any other borrower under the Credit Facility may, without KeyBank’s prior written consent, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness other than the existing indebtedness specified in the Forbearance Agreement and any refinancing of such existing indebtedness which do not materially modify the terms of such existing indebtedness in a manner adverse to us or the lenders.

Pursuant to the Forbearance Agreement we, our operating partnership and all of the Borrowers under the Credit Facility have jointly and severally agreed to pay to KeyBank (1) any and all out-of-pocket costs or expenses (including legal fees and disbursements) incurred or sustained by the lenders in connection with the preparation of the Forbearance Agreement and all related matters and (2) from time to time after the occurrence of any default under the Forbearance Agreement any out-of-pocket costs or expenses (including legal fees and consulting and other similar professional fees and expenses) incurred by the lenders in connection with the preservation of or enforcement of any rights of the lenders under the Forbearance Agreement and the Credit Facility. In connection with the execution of the Forbearance Agreement, we also agreed to pay a forbearance fee of $192,000 to KeyBank, with 50% of such fee paid upon the execution of the Forbearance Agreement and the remaining 50% to be paid upon the earlier of the forbearance expiration date or the date the outstanding loan is repaid in full.

Under the Forbearance Agreement, we are not permitted to make, without the lender’s consent, certain restricted payments (as defined in the Credit Facility) which includes the payment of distributions that are not required to maintain our REIT status.

Contractual Commitments and Contingencies

As of March 31, 2013, there have been no material changes in our enforceable and legally binding obligations, contractual obligations, and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Interim Financial Information

The financial information as of and for the period ended March 31, 2013 included in this quarterly report is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three months ended March 31, 2013. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Limitation on Total Operating Expenses

We reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, except that we will not reimburse our advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter, and (2) 25% of our net income, as defined in our charter, or the 2/25 Limit, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended March 31, 2013, our total operating expenses represented approximately 2.0% of our average invested assets, as defined in our charter. As a result, during the twelve months ended March 31, 2013, our total operating expenses did not exceed the 2/25 Limit.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of March 31, 2013, we believe we are in compliance with the REIT qualification requirements.

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

Effective January 15, 2013, we announced that we will no longer be making monthly distributions. Quarterly distributions will be considered by our board of directors for 2013. On March 19, 2013, we announced that we will not be making a quarterly distribution for the quarter ended March 31, 2013.

The following table sets forth the distributions declared and paid to our common stockholders and holders of common units in our OP for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively:

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2013 (4)	$636,000	$0.05833	$25,000	$390,000	$25,000	$246,000	$636,000

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	$0.05833	76,000	1,015,000	76,000	709,000	1,724,000
Fourth Quarter 2012 (4)	1,259,000	$0.05833	51,000	1,274,000	76,000	607,000	1,881,000
	$5,953,000		$258,000	$3,876,000	$275,000	$2,292,000	$6,168,000

(1)	Distributions were generally declared monthly and are calculated at a monthly distribution rate of $0.05833 per share of common stock and common units in our OP.
(2)	Cash distributions were paid, and DRIP shares issued pursuant to our distribution reinvestment plan, generally on a monthly basis. Cash distributions for all record dates of a given month were generally paid approximately 15 days following month end.
(3)	None of the common unit holders in our OP participated in our distribution reinvestment program, which was terminated effective February 7, 2013.
(4)	Distributions were not declared for the month of December 2012 until January 18, 2013 in the aggregate amount of $636,000 to common stockholders and $25,000 to holders of common units of the OP.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure where the price of a share of common stock during the offering stage was a stated value and there was no regular net asset value determinations during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

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

Our calculation of FFO, MFFO and Adjusted MFFO and the reconciliation to net income (loss) is presented in the following table for the three months ended March 31, 2013 and 2012:

	For the Three Months
	Ended March 31,
FFO, MFFO and Adjusted MFFO	2013	2012
Net income (loss)	$1,183,000	$(4,365,000)
Adjustments (1):
(Gain)/loss on disposal of assets	(4,838,000)	-
Depreciation of real estate	1,941,000	1,169,000
Depreciation of real estate - discontinued operations	-	233,000
Amortization of in place leases and other intangibles	1,241,000	581,000
Amortization of in place leases and other intangibles - discontinued operations		117,000
FFO	(473,000)	(2,265,000)

FFO per share - basic	$(0.04)	$(0.33)

FFO per share - diluted	$(0.04)	$(0.33)

Adjustments:
Straight-line rent (2)	(363,000)	(143,000)
Straight-line rent - discontinued operations (2)	-	(22,000)
Transaction expenses (3)	51,000	1,900,000
Amortization of above market leases (4)	393,000	350,000
Amortization of above market leases - discontinued operations (4)	-	31,000
Amortization of below market leases (4)	(255,000)	(92,000)
Amortization of below market leases - discontinued operations (4)	-	(111,000)
Accretion of discounts on debt investments - discontinued operations	-	(16,000)
Amortization of debt discount	179,000	-
Realized losses from the early extinguishment of debt (5)	98,000	592,000
MFFO	(370,000)	224,000

MFFO per share - basic	$(0.03)	$0.03

MFFO per share - diluted	$(0.03)	$0.03

Adjustments:
Amortization of deferred financing costs (6)	288,000	298,000
Non-recurring default interest, penalties and fees (7)	341,000	-
Adjusted MFFO	$259,000	$522,000

Adjusted MFFO per share - basic	$0.02	$0.08

Adjusted MFFO per share - diluted	$0.02	$0.08

Net income (loss) per share - basic (8)	$0.10	$(0.64)

Net income (loss) per share - diluted (8)	$0.10	$(0.64)

Weighted average common shares outstanding - basic	10,935,089	6,797,797

Weighted average common shares outstanding - diluted	11,366,885	6,797,797

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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
our stockholders.
(4)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(5)	Relates to the write-off of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt.
(6)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.
(7)	Adjustment for the non-recurring late payment charges and default interest paid on January 22, 2013 to cure the events of default under the Lahaina Loan.
(8)	Net loss per share relates to both common stockholders and non-controlling interests.

Related Party Transactions and Agreements

We have entered into agreements with our advisor and its affiliates whereby we agree to pay certain fees to, or reimburse certain expenses of, our advisor or its affiliates for acquisition fees and expenses, organization and offering costs, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to “Note 11. RELATED PARTY TRANSACTIONS” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of March 31, 2013 and December 31, 2012, apart from a ground lease at our Lahaina Gateway property, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Lahaina Gateway property is encumbered by a ground lease which was assigned to us in connection with the acquisition of the property on November 9, 2012. The original lease term is for a period of 55 years, commencing on February 2, 2005 with an expiration date of February 1, 2060. The current annual base rent is $1,187,000, payable in monthly installments of approximately $99,000 through February 1, 2015. The annual base rent will increase to $1,342,000 on February 2, 2015, with scheduled increases of 13% every five years through February 2, 2035. Thereafter, the annual base rent will be renegotiated each five year period through lease expiration.

Critical Accounting Policies

Our consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to our accounting policies during 2013.

Subsequent Events

Amendment of Credit Facility by entering into Forbearance Agreement

On April 1, 2013, our OP entered into a forbearance agreement which amended the terms of our Credit Facility and provides for certain additional agreements with respect to the existing events of default under the Credit Facility. See above under “Liquidity and Capital Resources—KeyBank Credit Facility.”

Amendment to Consulting Agreement

Our board of directors is actively negotiating with Glenborough to replace our current advisor. In December 2012, we entered into a consulting agreement with Glenborough to assist us through the advisor change process. Effective May 1, 2013, we and Glenborough entered into an amendment to the consulting agreement, which expanded the scope of the consulting services provided to us by Glenborough (as described below) and increased the monthly consulting fee payable to Glenborough by us from $75,000 per month to $90,000 per month.

Effective May 1, 2013, pursuant to the amendment to the consulting agreement, Glenborough shall perform the following accounting services for the Company:

•	All property accounts receivable functions including property rent and common area maintenance billings
•	All property accounts payable functions

Effective June 1, 2013, the following additional services will also be performed by Glenborough pursuant to the amendment to the consulting agreement:

•	Corporate level receivables and payables
•	Loan administration
•	Cash management and treasury functions
•	SEC financial reporting
•	Management reporting
•	Audit coordination
•	Tax preparation and coordination

Pending Disposition

On or about May 9, 2013, the purchase and sale agreement, as amended, for the sale of the office building at the Aurora Commons property (Note 3) had expired and the buyer did not release the contingencies in the purchase and sale agreement.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At March 31, 2013, the fair value of our fixed rate debt was $149,326,000 and the carrying value of our fixed rate debt was $148,869,000. The fair value estimate of our fixed rate debt was estimated using present value techniques utilizing contractual cash outflows and observable interest rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at March 31, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

At March 31, 2013, the fair value and carrying value of our variable rate debt was $36,455,000. Movements in interest rates on our variable rate debt would change our cash flows, but would not significantly affect the fair value of our debt. At March 31, 2013, we were exposed to market risks related to fluctuations in interest rates on $36,455,000 of variable rate debt outstanding. Our variable rate debt outstanding bears interest at the lesser of (1) the Adjusted LIBOR Rate (Index) as defined in the Credit Facility plus 3.50% per annum, or (2) the maximum rate of interest permitted by applicable law. The Index is further subject to a floor rate of 2.00%, resulting in a fully indexed floor rate of 5.50%. We estimate that a hypothetical increase or decrease in interest rates of 100 basis points would have no impact on future earnings as the floor rate would continue to be in effect. The one month LIBOR rate was 0.20% at March 31, 2013.

The weighted-average interest rates of our fixed rate debt and variable rate debt at March 31, 2013 were 6.72% and 5.50%, respectively. The weighted-average interest rate represents the actual interest rate in effect at March 31, 2013 (consisting of the contractual interest rate).

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our co-chief executive officers and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon, and as of the date of, the evaluation, our co-chief executive officers and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our co-chief executive officers and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item IA, To Part II” of our Annual Report on Form 10-K for the year ended December 31, 2012.

There were no material changes from these risk factors during the three months ended March 31, 2013

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

We have adopted a share redemption program that may provide limited liquidity to our stockholders. Our share redemption program was suspended effective January 15, 2013. During the three months ended March 31, 2013, there were no shares redeemed pursuant to our share redemption program.

On November 4, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 in shares of our common stock to the public in its primary offering at $10.00 per share and 10,526,316 shares of its common stock to our stockholders at $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and we commenced the Offering. On February 7, 2013, we terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP. As of December 31, 2012, we had accepted subscriptions for, and issued, 10,893,227 shares of common stock in the Offering (net of share redemptions), including 365,242 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $107,609,000. As of the termination of the Offering on February 7, 2013, we had accepted subscriptions for, and issued, 10,969,714 shares of common stock (net of share redemptions), including 391,182 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $108,357,000.

As of March 31, 2013, we had incurred selling commissions, dealer manager fees and organization and other offering costs in the amounts set forth below:

Type of Expense Amount	Amount	Estimated/Actual
Selling commissions and dealer manager fees	$10,015,000	Actual

Organization and offering costs	3,220,000	Actual

Total	$13,235,000

From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, the net offering proceeds to us, after deducting the total expenses incurred as described above, were approximately $95,598,000, including net offering proceeds from our distribution reinvestment plan of $3,716,000.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 20, 2013.

TNP Strategic Retail Trust, Inc.

By:	/s/ ANTHONY W. THOMPSON
Anthony W. Thompson
Chairman of the Board, Co-Chief Executive Officer and President
(Co-Principal Executive Officer)

By:	/s/ K. TIMOTHY O’BRIEN
K. Timothy O’Brien
Co-Chief Executive Officer
(Co-Principal Executive Officer)

By:	/s/ Dee R. Balch
Dee R. Balch
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix C to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix D to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

10.1	First Amendment to Consulting Agreement, dated May 1, 2013, between TNP Strategic Retail Trust, Inc. and Glenborough, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.