Form 10-Q
period 2013-06-30
TNP Strategic Retail Trust, Inc.
filed 2013-08-14
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54376

TNP STRATEGIC RETAIL TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	90-0413866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100 San Mateo, California, 94402	(650) 343-9300
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

As of August 9, 2013, there were 10,969,714 shares of the Registrant’s common stock issued and outstanding.

TNP STRATEGIC RETAIL TRUST, INC.

INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012	2

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012	3

	Condensed Consolidated Statement of Equity for the six months ended June 30, 2013	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls and Procedures	45

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Mine Safety Disclosures	48

Item 5.	Other Information	48

Item 6.	Exhibits	50

Signatures		51

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three and six months ended June 30, 2013 have been prepared by TNP Strategic Retail Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. FINANCIAL STATEMENTS

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Investments in real estate
Land	$54,995,000	$61,449,000
Building and improvements	149,095,000	161,703,000
Tenant improvements	11,625,000	11,846,000
	215,715,000	234,998,000
Accumulated depreciation	(11,047,000)	(7,992,000)
Investments in real estate, net	204,668,000	227,006,000
Cash and cash equivalents	492,000	1,707,000
Restricted cash	6,626,000	4,283,000
Prepaid expenses and other assets, net	1,237,000	1,187,000
Amounts due from affiliates	6,000	1,063,000
Tenant receivables, net	3,998,000	3,180,000
Lease intangibles, net	29,303,000	33,735,000
Assets held for sale	20,200,000	25,771,000
Deferred financing costs, net	2,962,000	3,527,000
TOTAL	$269,492,000	$301,459,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable	$164,383,000	$190,577,000
Accounts payable and accrued expenses	4,826,000	5,592,000
Amounts due to affiliates	206,000	755,000
Other liabilities	2,462,000	3,303,000
Liabilities related to assets held for sale	20,987,000	21,277,000
Below market lease intangibles, net	11,009,000	11,828,000
Total liabilities	203,873,000	233,332,000
Commitments and contingencies
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized, 10,969,714 issued and outstanding at June 30, 2013, 10,893,227 issued and outstanding at December 31, 2012	110,000	109,000
Additional paid-in capital	96,314,000	95,567,000
Accumulated deficit	(33,297,000)	(30,160,000)
Total stockholders' equity	63,127,000	65,516,000
Non-controlling interests	2,492,000	2,611,000
Total equity	65,619,000	68,127,000
TOTAL	$269,492,000	$301,459,000

See accompanying notes to condensed consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Rental and reimbursements	$7,796,000	$5,225,000	$15,222,000	$8,846,000
Expense:
Operating and maintenance	3,250,000	1,524,000	6,026,000	2,835,000
General and administrative	1,309,000	1,082,000	2,907,000	1,602,000
Depreciation and amortization	2,927,000	1,970,000	5,905,000	3,582,000
Transaction expenses	266,000	1,548,000	317,000	3,432,000
Interest expense	3,412,000	2,944,000	6,875,000	5,636,000
	11,164,000	9,068,000	22,030,000	17,087,000
Loss from continuing operations	(3,368,000)	(3,843,000)	(6,808,000)	(8,241,000)

Discontinued operations:
Loss from discontinued operations	(303,000)	(275,000)	(518,000)	(242,000)
(Loss) gain on impairment and disposal of real estate	(111,000)	-	4,727,000	-
(Loss) income from discontinued operations	(414,000)	(275,000)	4,209,000	(242,000)

Net loss	(3,782,000)	(4,118,000)	(2,599,000)	(8,483,000)
Net loss attributable to non-controlling interests	(143,000)	(183,000)	(98,000)	(395,000)
Net loss attributable to common stockholders	$(3,639,000)	$(3,935,000)	$(2,501,000)	$(8,088,000)

Basic earnings (loss) per common share:
Continuing operations	$(0.29)	$(0.39)	$(0.60)	$(0.97)
Discontinued operations	(0.04)	(0.03)	0.37	(0.03)
Net earnings (loss) applicable to common shares	$(0.33)	$(0.42)	$(0.23)	$(1.00)

Diluted earnings (loss) per common share:
Continuing operations	$(0.29)	$(0.39)	$(0.60)	$(0.97)
Discontinued operations	(0.04)	(0.03)	0.37	(0.03)
Net earnings (loss) applicable to common shares	$(0.33)	$(0.42)	$(0.23)	$(1.00)
Weighted average shares outstanding used to calculate earnings per common share:
Basic	10,969,630	9,339,875	10,964,501	8,084,563
Diluted	10,969,630	9,339,875	10,964,501	8,084,563

See accompanying notes to condensed consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Number of		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Shares	Par Value	Paid-in Capital	Deficit	Equity	Interests	Equity
BALANCE — December 31, 2012	10,893,227	$109,000	$95,567,000	$(30,160,000)	$65,516,000	$2,611,000	$68,127,000
Issuance of common shares	50,547	1,000	501,000	-	502,000	-	502,000
Issuance of common units	-	-	(4,000)	-	(4,000)	4,000	-
Offering costs	-	-	(21,000)	-	(21,000)	-	(21,000)
Deferred stock compensation	-	-	25,000	-	25,000	-	25,000
Issuance of common shares under DRIP	25,940	-	246,000	-	246,000	-	246,000
Distributions	-	-	-	(636,000)	(636,000)	(25,000)	(661,000)
Net loss	-	-	-	(2,501,000)	(2,501,000)	(98,000)	(2,599,000)
BALANCE — June 30, 2013	10,969,714	$110,000	$96,314,000	$(33,297,000)	$63,127,000	$2,492,000	$65,619,000

See accompanying notes to condensed consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,599,000)	$(8,483,000)
Income (loss) from discontinued operations	4,209,000	(242,000)
Loss from continuing operations	(6,808,000)	(8,241,000)
Adjustments to reconcile loss from continuing operations to net cash (used in) provided by operating activities:
Straight-line rent	(544,000)	(293,000)
Amortization of deferred costs and note payable premium/discount	629,000	1,465,000
Depreciation and amortization	5,905,000	3,582,000
Amortization of above and below-market leases	348,000	182,000
Bad debt expense	652,000	11,000
Stock-based compensation expense	25,000	26,000
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	(10,000)	1,061,000
Tenant receivables	(1,295,000)	(611,000)
Prepaid rent	(594,000)	-
Accounts payable and accrued expenses	(766,000)	(521,000)
Amounts due to affiliates	508,000	(18,000)
Other liabilities	(119,000)	728,000
Net change in restricted cash for operational expenditures	351,000	(937,000)
Net cash used in operating activities - continuing operations	(1,718,000)	(3,566,000)
Net cash provided by operating activities - discontinued operations	859,000	549,000
	(859,000)	(3,017,000)
Cash flows from investing activities:
Investments in real estate and real estate lease intangibles	-	(89,016,000)
Improvements, capital expenditures, and leasing costs	(306,000)	(327,000)
Tenant lease incentive	(13,000)	(5,000)
Real estate deposits	-	451,000
Net change in restricted cash for capital expenditures	(1,388,000)	(1,541,000)
Net cash used in investing activities - continuing operations	(1,707,000)	(90,438,000)
Net cash provided by (used in) investing activities - discontinued operations	9,619,000	(10,082,000)
	7,912,000	(100,520,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	502,000	43,198,000
Redemption of common stock	-	(177,000)
Distributions	(415,000)	(1,710,000)
Payment of offering costs	(21,000)	(5,147,000)
Proceeds from notes payable	-	218,240,000
Repayment of notes payable	(5,647,000)	(154,903,000)
Payment of loan fees and financing costs	-	(2,609,000)
Net change in restricted cash for financing activities	(1,306,000)	(387,000)
Net cash (used in) provided by financing activities - continuing operations	(6,887,000)	96,505,000
Net cash (used in) provided by financing activities - discontinued operations	(1,381,000)	8,663,000
	(8,268,000)	105,168,000
Net increase (decrease) in cash and cash equivalents	(1,215,000)	1,631,000
Cash and cash equivalents – beginning of period	1,707,000	2,052,000
Cash and cash equivalents – end of period	$492,000	$3,683,000
Supplemental disclosure of non-cash investing and financing activities:
Common units issued in acquisition of real estate	$-	$1,371,000
1031 exchange proceeds used in acquisition of real estate	$-	$2,508,000
Mortgage balance assumed on sale of real estate	$19,717,000	$-
Deferred organization and offering costs accrued	$-	$521,000
Issuance of common stock under DRIP	$246,000	$976,000
Cash distributions declared but not paid	$-	$386,000
Cash paid for interest	$6,346,000	$4,791,000

See accompanying notes to condensed consolidated financial statements.

TNP STRATEGIC RETAIL TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

1. ORGANIZATION AND BUSINESS

TNP Strategic Retail Trust, Inc. (the “Company”) was formed on September 18, 2008 as a Maryland corporation. The Company believes it qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and has elected REIT status beginning with the taxable year ended December 31, 2009, the year in which the Company began material operations. The Company was initially capitalized by the sale of shares of common stock to Thompson National Properties, LLC ( “TNP LLC”) on October 16, 2008.

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

On August 7, 2013, the Company allowed its existing advisory agreement (the “Prior Advisory Agreement”) with the Company’s prior advisor, TNP Strategic Retail Advisor, LLC (the “Prior Advisor”), to expire without renewal. On August 10, 2013, the Company entered into a new advisory agreement (the “Advisory Agreement”) with SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”). Advisor will manage the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of high quality commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry. Advisor will depend on the capital from Glenborough and fees and other compensation that it receives from the Company in connection with the purchase, management and sale of the Company’s assets to conduct its operations.

In December 2012, the Company entered into a consulting agreement with Glenborough to assist the Company with the process of transitioning to a new external advisor (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company paid Glenborough a monthly consulting fee and reimbursed Glenborough for its reasonable out-of-pocket expenses. From December 2012 through April 2013, the Company agreed to pay Glenborough a monthly consulting fee of $75,000 pursuant to the consulting agreement. Effective May 1, 2013, the Company and Glenborough amended the consulting agreement to expand the services provided to the Company by Glenborough and increase the monthly consulting fee payable to Glenborough to $90,000. On August 10, 2013, in connection with the execution of the Advisory Agreement, the Company terminated the Consulting Agreement.

Substantially all of the Company’s business is conducted through TNP Strategic Retail Trust Operating Partnership, L.P., a Delaware limited partnership (the “OP”). The initial limited partners of the OP were Prior Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company affiliated with Prior Advisor (“TNP Holdings”). Prior Advisor invested $1,000 in the OP in exchange for common units of the OP (“Common Units”) and TNP Holdings invested $1,000 in the OP in exchange for a separate class of limited partnership units (the “Special Units”). As the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of June 30, 2013 and December 31, 2012 the Company owned 96.2% of the limited partnership interest in the OP. As of June 30, 2013 and December 31, 2012, Prior Advisor owned 0.01% of the limited partnership interest in the OP. TNP Holdings owned 100% of the outstanding Special Units as of June 30, 2013 and December 31, 2012. In connection with the execution of the Advisory Agreement, within sixty (60) days of the execution of the Advisory Agreement, Advisor or its affiliate will contribute $1,000 to the OP in exchange for a separate class of Special Units.

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

The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses and interest on outstanding indebtedness and the payment of distributions to stockholders. Substantially all of the proceeds of the completed Offering have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of various fees and expenses such as acquisition fees and management fees and for payment of distributions to stockholders. As discussed below, the Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to the Company from any sale of equity that it conducts in the future. The Company expects that its investment activities will be significantly reduced for the foreseeable future until it is able to identify other significant sources of financing. The Company also has suspended its share redemption program and dividend distributions until an improvement in liquidity and capital resources occurs following the refinancing of the Company’s credit agreement with KeyBank National Association (“KeyBank”) following the expiration of the Company’s forbearance agreement with KeyBank (see Note 6. NOTES PAYABLE). For so long as the Company remains in default under the terms of the KeyBank financing, the Company’s forbearance agreement with KeyBank prohibits the payment of distributions to investors in the Company.

On August 2, 2012, the Company, the OP and Prior Advisor entered into an amendment to the Company’s advisory agreement, effective as of August 7, 2012, which, among other things, required the Prior Advisor to cause the Company to maintain at all times a cash reserve of at least $4,000,000 and provided that Prior Advisor may deploy any cash proceeds in excess of the cash reserve for the Company’s business pursuant to the terms of the Prior Advisory Agreement. As a result of the significant cash required to complete the Company’s acquisition of the Lahaina Gateway property on November 9, 2012, and the additional cash required by the mortgage lender for the Lahaina Gateway property acquisition for reserves and mandatory principal payments, the Company’s cash and cash equivalents had fallen to approximately $492,000 at June 30, 2013, significantly below the $4,000,000 cash reserve required under the Prior Advisory Agreement. Following the expiration of the Prior Advisory Agreement on August 7, 2013, the Company is no longer subject to the requirement to maintain such a minimum cash reserve. The Company’s cash and cash equivalents remain significantly limited until the Company finds other sources of cash, such as from borrowings, sales of equity capital or sales of assets. Although no assurances may be given, the Company believes that its current cash from operations will be sufficient to support the Company’s ongoing operations, including its debt service payments, other than the required payment on the Company’s credit agreement with KeyBank following the expiration of the Company’s forbearance agreement with KeyBank (see discussion below).

On April 1, 2013, the Company entered into a forbearance agreement with respect to the Company’s credit agreement with KeyBank, and on July 31, 2013 the Company entered into an amendment to the forbearance agreement which extended the term of the forbearance period (see additional discussion in Note 6 – NOTES PAYABLE). On or before the expiration of the forbearance period, the Company currently intends to (1) refinance the credit agreement on or before the expiration of the forbearance agreement with KeyBank or with another lender; or (2) refinance a portion of the credit agreement on or before the expiration of the forbearance agreement with KeyBank or with another lender, and pay down a portion of the balance of the credit agreement with proceeds from the disposition of certain properties securing the credit agreement.

The Company has invested in a portfolio of income-producing retail properties throughout the United States, with a focus on grocery anchored multi-tenant retail centers in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. As of June 30, 2013, the Company’s portfolio was comprised of 20 properties with approximately 2,037,000 rentable square feet of retail space located in 14 states. As of June 30, 2013, the rentable space at the Company’s retail properties was 86% leased. Due to the Company’s currently limited capital resources, cash and cash equivalents on hand and sources of liquidity, the Company is not currently actively seeking additional investments.

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

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2013, the Company did not have any joint ventures or variable interests in any variable interest entities.

Non-Controlling Interests

The Company’s non-controlling interests comprise primarily of the Common Units in the OP. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the condensed consolidated financial statements, but separate from the parent’s stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) available to common stockholders on the statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the condensed consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made, and the resulting adjustment is recorded in the condensed consolidated statement of operations. All non-controlling interests at June 30, 2013 qualified as permanent equity.

Use of Estimates

The preparation of the Company’s financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and the Company’s disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s results of operations to those of companies in similar businesses. The Company considers significant estimates to include the carrying amounts and recoverability of investments in real estate, impairments, real estate acquisition purchase price allocations, allowance for doubtful accounts, estimated useful lives to determine depreciation and amortization and fair value determinations, among others.

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

For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue amounts which differ from those that are contractually due from tenants on a cash basis. If the Company determines the collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and paid, and, when appropriate, establishes an allowance for estimated losses.

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in tenant receivables on the condensed consolidated balance sheets, was $1,994,000 and $1,380,000 at June 30, 2013 and December 31, 2012, respectively.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, the Company does not obtain security from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of June 30, 2013, Publix is the Company’s largest tenant and accounted for approximately 99,979 square feet, or approximately 5% of the Company’s gross leasable area, and approximately $1,048,000, or 4% of the Company’s annual minimum rent. No other tenant accounted for over 5% of the Company’s annual minimum rent. There were no outstanding receivables from Publix at June 30, 2013.

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2013, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 14 years with a weighted-average remaining term (excluding options to extend) of eight years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled $555,000 and $651,000 as of June 30, 2013 and December 31, 2012, respectively.

Business Combinations

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values, including tenant improvements and identifiable intangible assets or liabilities. Tenant improvements represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date. Tenant improvements are classified as assets under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which the Company operates; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above- or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases is recorded in acquired lease intangibles and amortized over the remaining lease term. Above- or below-market leases are classified in acquired lease intangibles, or in acquired below-market lease intangibles, depending on whether the contractual terms are above- or below-market. Above-market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below-market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

Acquisition costs are expensed as incurred and costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the six months ended June 30, 2013, the Company did not acquire any property. During the six months ended June 30, 2012, the Company acquired nine properties; Morningside Marketplace (“Morningside Marketplace”), Woodland West Marketplace (“Woodland West”), Ensenada Square (“Ensenada Square”), the Shops at Turkey Creek (“Turkey Creek”), Aurora Commons (“Aurora Commons”), Florissant Marketplace (“Florissant”), Willow Run Shopping Center (“Willow Run”), Bloomingdale Hills (“Bloomingdale Hills”) and Visalia Marketplace (“Visalia Marketplace”) for an aggregate purchase price of $103.4 million. The Company recorded these acquisitions as business combinations and incurred $3,037,000 of acquisition costs. Costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable and costs incurred which are expected to result in future period disposals of property not currently classified as held for sale properties have been expensed and are also classified in the condensed consolidated statement of operations as transaction expenses.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income. These allocations also impact depreciation expense, amortization expense and gains or losses recorded on future sales of properties.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has one reportable segment, income-producing retail properties, which consists of activities related to investing in real estate. The retail properties are geographically diversified throughout the United States, and the Company evaluates operating performance on an overall portfolio level.

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

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sale capitalization rates. The Company did not record any impairment loss on its investments in real estate and related intangible assets during the three and six months ended June 30, 2013 and 2012.

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

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company reports as discontinued operations, properties held-for-sale and operating properties sold in the current or prior periods. The results of these discontinued operations are included in a separate component of income on the condensed consolidated statements of operations under the caption “Discontinued operations.”

During the three months ended March 31, 2013, the Company completed the sale of the Waianae Mall in Waianae, Hawaii (acquired in June 2010), for a sales price of $30,500,000. The Company classified assets and liabilities (including the mortgage debt) related to Waianae Mall as held for sale in the consolidated balance sheet at December 31, 2012. The results of operations related to Waianae Mall were classified as discontinued operations for the three and six months ended June 30, 2013 and 2012.

During the three months ended June 30, 2013, the Company announced a plan to place two properties securing the revolving credit facility with KeyBank on the market for sale. If the Company is successful in selling one or both of the properties placed on the market for sale on acceptable terms, net proceeds from the sale of these properties will be used to pay down the Company’s revolving credit facility with KeyBank. The results of operations related to these properties, Craig Promenade and Willow Run, were classified as discontinued operations for the three and six months ended June 30, 2013 and 2012. The Craig Promenade and Willow Run parcels were not classified as held for sale at December 31, 2012.

On December 4, 2012, the Company entered into a purchase and sale agreement, as amended, with a third party for the sale of the office building at the Aurora Commons property (acquired in March 2012). On or about May 9, 2013, the purchase and sale agreement, as amended, for the sale of the office building at the Aurora Commons property expired and the buyer did not release the contingencies in the purchase and sale agreement. The Company classified assets and liabilities related to the office portion of the Aurora Commons property as held for sale in the consolidated balance sheet at December 31, 2012. The results of operations related to the office building at Aurora Commons, previously classified as discontinued operations for the three months ended March 31, 2013, were included within continuing operations for the three months ended June 30, 2013 and all previously unrecorded depreciation was recorded.

Discontinued operations for the three and six months ended June 30, 2012 included the operating results of five parcels at Morningside Marketplace and Osceola Village which were sold in 2012 as well as the operating results related to Craig Promenade, Willow Run and Waianae Mall.

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2013 and 2012 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues from rental property	$695,000	$1,496,000	$1,512,000	$2,896,000
Rental property expenses	(566,000)	(478,000)	(911,000)	(976,000)
Depreciation and amortization	(231,000)	(524,000)	(435,000)	(986,000)
Transaction expenses	-	(326,000)	-	(326,000)
Interest	(201,000)	(443,000)	(684,000)	(850,000)
Operating loss from discontinued operations	(303,000)	(275,000)	(518,000)	(242,000)
(Loss) gain on disposal of real estate	(111,000)	-	4,727,000	-
(Loss) income from discontinued operations	$(414,000)	$(275,000)	$4,209,000	$(242,000)

The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets are as follows:

	June 30,	December 31,
	2013	2012
ASSETS
Investments in real estate
Land	$6,114,000	$10,760,000
Building and improvements	13,076,000	13,937,000
Tenant improvements	390,000	689,000
	19,580,000	25,386,000
Accumulated depreciation	(1,065,000)	(2,324,000)
Investments in real estate, net	18,515,000	23,062,000
Restricted cash	-	358,000
Prepaid expenses and other assets, net	18,000	37,000
Tenant receivables	89,000	261,000
Lease intangibles, net	1,578,000	1,955,000
Deferred financing fees, net	-	98,000
Assets held for sale	$20,200,000	$25,771,000
LIABILITIES
Notes payable	$20,547,000	$19,571,000
Accounts payable and accrued expenses	-	247,000
Other liabilities	119,000	235,000
Below market lease intangibles, net	321,000	1,224,000
Liabilities held for sale	$20,987,000	$21,277,000

Amounts above are being presented at the lower of carrying value and estimated fair value less costs to sell.

4. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2013, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 14 years with a weighted-average remaining term (excluding options to extend) of eight years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated unaudited balance sheets and totaled $555,000 and $651,000 as of June 30, 2013 and December 31, 2012, respectively.

As of June 30, 2013, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

July 1 through December 31, 2013	$10,362,000
2014	20,303,000
2015	19,076,000
2016	17,736,000
2017	16,315,000
Thereafter	83,841,000
$167,633,000

5. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of June 30, 2013 and December 31, 2012, the Company’s acquired lease intangibles and below-market lease liabilities were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012

Cost	$37,691,000	$39,853,000	$(12,172,000)	$(12,764,000)
Accumulated amortization	(8,388,000)	(6,118,000)	1,163,000	936,000
	$29,303,000	$33,735,000	$(11,009,000)	$(11,828,000)

Increases (decreases) in net income as a result of amortization of the Company’s lease intangibles and below-market lease liabilities for the three and six months ended June 30, 2013 and 2012 were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2013	2012	2013	2012
Amortization and accelerated amortization	$(1,449,000)	$(689,000)	$203,000	$131,000

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Amortization and accelerated amortization	$(2,942,000)	$(1,685,000)	$420,000	$209,000

The scheduled amortization of lease intangibles and below-market lease liabilities as of June 30, 2013 was as follows:

	Acquired	Below-market
	Lease	Lease
	Intangibles	Intangibles
July 1 through December 31, 2013	$2,589,000	$(406,000)
2014	4,394,000	(764,000)
2015	3,773,000	(677,000)
2016	3,326,000	(617,000)
2017	2,994,000	(552,000)
Thereafter	12,227,000	(7,993,000)
	$29,303,000	$(11,009,000)

6. NOTES PAYABLE

As of June 30, 2013 and December 31, 2012, the Company’s notes payable consisted of the following:

	Principal Balance		Interest Rates At
	June 30, 2013	December 31, 2012	June 30, 2013

KeyBank Credit Facility	$15,908,000	$38,438,000	5.50%
Secured term loans	58,351,000	60,706,000	5.10% - 10.00%
Mortgage loans	88,874,000	90,183,000	4.50% - 15.00%
Unsecured loan	1,250,000	1,250,000	8.00%
Total	$164,383,000	$190,577,000

During the three months ended June 30, 2013 and 2012, the Company incurred $3,412,000 and $2,944,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $282,000 and $643,000, respectively. In connection with the refinancing completed in June 2012, the Company wrote off approximately $390,000 of the remaining unamortized deferred financing costs associated with the properties being refinanced during the three months ended June 30, 2012.

During the six months ended June 30, 2013 and 2012, the Company incurred $6,875,000 and $5,636,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $569,000 and $1,464,000, respectively. In connection with certain refinancings completed in January and June 2012, the Company wrote off approximately $930,000 of the remaining unamortized deferred financing costs associated with the properties being refinanced during the six months ended June 30, 2012.

As of June 30, 2013 and December 31, 2012, interest expense payable was $877,000 and $1,097,000, respectively.

The following is a schedule of principal maturities for all of the Company’s notes payable outstanding as of June 30, 2013:

Amount
July 1 through December 31, 2013	$832,000
2014	22,982,000
2015	3,246,000
2016	18,595,000
2017	89,813,000
Thereafter	28,915,000
$164,383,000

KeyBank Credit Facility and Forbearance Agreement

On December 17, 2010, the Company, through its wholly owned subsidiary, TNP SRT Secured Holdings, LLC (“TNP SRT Holdings”), entered into a line of credit with KeyBank and certain other lenders (collectively, the “Lenders”) to establish a secured revolving credit facility with an initial maximum aggregate commitment of $35 million (the “Credit Facility”). The Credit Facility initially consisted of an A tranche (“Tranche A”) with an initial aggregate commitment of $25 million, and a B tranche (“Tranche B”) with an initial aggregate commitment of $10 million. Tranche B under the Credit Facility terminated as of June 30, 2011. The aggregate commitment under Tranche A was subsequently increased on multiple occasions to a maximum of $45 million. As of June 30, 2013, as a consequence of the Company’s default under the Credit Facility, the Company has no additional availability under the Tranche A commitment. As of June 30, 2013, the outstanding principal balance on the Credit Facility, including debt reclassified under liabilities held for sale, was $36,455,000. As discussed below, due to the Company’s events of default under the Credit Facility, the Company has entered into a forbearance agreement with KeyBank. Borrowings under the Credit Facility are secured by (1) pledges by the Company, the OP, TNP SRT Holdings, and certain subsidiaries of TNP SRT Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of TNP SRT Holdings or us which directly or indirectly owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations under the Credit Facility, (3) a security interest granted in favor of KeyBank with respect to all operating, depository, escrow and security deposit accounts and all cash management services of the Company, the OP, TNP SRT Holdings and any other borrower under the Credit Facility, and (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank with respect to the San Jacinto Esplanade, Craig Promenade, Willow Run Shopping Center, Visalia Marketplace and Aurora Commons properties. As discussed below, due to the Company’s events of default under the Credit Facility, the Company has entered into a forbearance agreement with KeyBank.

Under the Credit Facility, the Company is required to comply with certain restrictive and financial covenants. In January 2013, the Company became aware of a number of events of default under the Credit Facility relating to, among other things, the Company’s failure to use the net proceeds from its sale of shares in the Offering and the sale of its assets to repay borrowings under the Credit Facility as required by the Credit Facility and its failure to satisfy certain financial covenants under the Credit Facility (collectively, the “Existing Events of Default”). The Company also failed to comply with certain financial covenants at March 31, 2013. Due to the Existing Events of Default, the Lenders became entitled to exercise all of their rights and remedies under the Credit Facility and applicable law.

On April 1, 2013, the Company, the OP, certain subsidiaries of the OP which are borrowers under the Credit Facility (collectively, the “Borrowers”) and KeyBank, as lender and agent for the other Lenders, entered into a forbearance agreement (the “Forbearance Agreement”) which amended the terms of the Credit Facility and provides for certain additional agreements with respect to the Existing Events of Default. On July 31, 2013, the OP, the Borrowers and KeyBank entered into an amendment to the Forbearance Agreement which extended the forbearance period under the Forbearance Agreement from July 31, 2013 to January 31, 2014. Pursuant to the terms of the Forbearance Agreement (as amended), KeyBank and the other Lenders agreed to forbear the exercise of their rights and remedies with respect to the Existing Events of Default until the earliest to occur of (1) January 31, 2014, (2) the Company’s default under or breach of any of the representations or covenants under the Forbearance Agreement or (3) the date any additional events of defaults (other than the Existing Events of Default) under the Credit Facility occur or become known to KeyBank or any other Lender, (the “Forbearance Expiration Date”). Upon the Forbearance Expiration Date, all forbearances, deferrals and indulgences granted by the Lenders pursuant to the Forbearance Agreement will automatically terminate and the Lenders will be entitled to enforce, without further notice of any kind, any and all rights and remedies available to them as creditors at law, in equity, or pursuant to the Credit Facility or any other agreement as a result of the existing events of default or any additional events of default which occur or come to light following the date of the Forbearance Agreement.

Pursuant to the Forbearance Agreement, the Company, the OP and all of the Borrowers under the Credit Facility have jointly and severally agreed to pay to KeyBank (1) any and all out-of-pocket costs or expenses (including legal fees and disbursements) incurred or sustained by the Lenders in connection with the preparation of the Forbearance Agreement and all related matters, and (2) from time to time after the occurrence of any default under the Forbearance Agreement any out-of-pocket costs or expenses (including legal fees and consulting and other similar professional fees and expenses) incurred by the Lenders in connection with the preservation of or enforcement of any rights of the Lenders under the Forbearance Agreement and the Credit Facility. In connection with the execution of the Forbearance Agreement, the Company has agreed to pay a market rate forbearance fee.

The Company paid down a total of $1,983,000 of the outstanding balance on the Credit Facility from the net proceeds from the sales of the Waianae Mall in January 2013 and the McDonalds pad at Willow Run in February 2013. The Forbearance Agreement converts the entire outstanding principal balance under the Credit Facility (the “Outstanding Loans”) into a term loan which is due and payable in full on January 31, 2014. Pursuant to the Forbearance Agreement, the Company, the OP and every other borrower under the Credit Facility must apply 100% of the net proceeds from, among other things, (1) the sale of shares in the Offering or any other sale of securities by the Company, the OP or any other borrower, (2) the sale or refinancing of any of the Company’s properties or other assets, and (3) the collection of insurance or condemnation proceeds due to any damage or destruction of properties or any condemnation for public use of any properties, to the repayment of the Outstanding Loans. The Forbearance Agreement provides that all commitments under the Credit Facility will terminate on January 31, 2014 and that, effective as of the date of the Forbearance Agreement, the Lenders have no further obligation whatsoever to advance any additional loans or amounts under the Credit Facility. The Forbearance Agreement also provides that neither the Company, the OP or any other borrower under the Credit Facility may, without KeyBank’s prior written consent, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness other than the existing indebtedness specified in the Forbearance Agreement and any refinancing of such existing indebtedness which does not materially modify the terms of such existing indebtedness in a manner adverse to the Company or the Lenders.

Waianae Loan Assumption

On January 22, 2013, the Company sold the Waianae Mall in Waianae, Hawaii to an unaffiliated buyer for a final sales price of $29,763,000. The mortgage loan secured by the Waianae Mall with an outstanding balance of $19,717,000 was assumed by the buyer in connection with the sale. The Company incurred a disposition fee to Prior Advisor of $893,000 in connection with the sale.

Lahaina Loan

In connection with the acquisition of Lahaina Gateway Shopping Center on November 9, 2012, the Company, through TNP SRT Lahaina Gateway, LLC, the Company’s wholly-owned subsidiary (“TNP SRT Lahaina”), borrowed $29,000,000 (the “Lahaina Loan”) from DOF IV REIT Holdings, LLC, (the “Lahaina Lender”). The entire unpaid principal balance of the Lahaina Loan and all accrued and unpaid interest thereon is due and payable in full on October 1, 2017. The Lahaina Loan bore interest at a rate of 9.483% per annum for the initial 12 months, and then 11.429% for the remainder of the term of the loan. On each of December 1, 2012, January 1, 2013, and February 1, 2013, the Company was required to make a mandatory principal prepayment of $333,333, such that the Company would prepay an aggregate $1,000,000 of the outstanding principal balance of the Lahaina Loan, no later than February 1, 2013.

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

Since the acquisition of the Lahaina Gateway property on November 9, 2012, cash from operations from the Lahaina Gateway property has not been sufficient to support the property’s operating expenses, the debt service obligations under the Lahaina Loan, and the various cash reserve requirements imposed by the Lahaina Lender. As a result, since the acquisition of the Lahaina Gateway property, the Company has supported the property’s cash requirements with cash from operations generated by other properties within the Company’s portfolio. In addition to the property cash flow issues, the Lahaina Loan contained a number of provisions that potentially exposed the Company to increased risk and constrained its ability to make certain strategic decisions. In order to settle the Company’s obligations under the Lahaina Loan and avoid potential litigation and foreclosure proceedings (and the associated delays and expenses), relating to the Lahaina Gateway property, the Company has entered into a deed in lieu of foreclosure agreement with the Lahaina Lender (the “DIL Agreement”). Pursuant to the DIL Agreement, on August 1, 2013, the Company conveyed title to the Lahaina Gateway property to a designee of the Lahaina Lender in exchange for the Lahaina Lender’s agreement not to seek payment from the Company for any amounts owed under the Lahaina Loan, subject to certain exceptions as set forth in the DIL Agreement and the agreements entered into in connection therewith.

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

The following table provides the carrying values and fair values of the Company’s notes payable as of June 30, 2013 and December 31, 2012:

At June 30, 2013	Carrying Value (1)	Fair Value (2)
Notes Payable	$164,383,000	$164,172,000

At December 31, 2012	Carrying Value (1)	Fair Value (2)
Notes Payable	$190,577,000	$191,319,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of June 30, 2013 and December 31, 2012.
(2)	The estimated fair value of the notes payable is based upon indicative market prices of the Company’s notes payable based on prevailing market interest rates.

8. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company issued 22,222 shares of common stock to TNP LLC for an aggregate purchase price of $200,000. As of June 30, 2013, Anthony W. Thompson, the Company’s Co-Chief Executive Officer and President, directly owned 111,111 shares of the Company’s common stock for which he paid an aggregate purchase price of $1,000,000 and TNP LLC, which is controlled by Mr. Thompson, owned 22,222 shares of the Company’s common stock.

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

Common Units

Prior Advisor invested $1,000 in the OP in exchange for common units of the OP, and as of June 30, 2013, Prior Advisor owned 0.01% of the limited partnership interest in the OP. On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property located in Bismarck, North Dakota, the OP issued 287,472 Common Units to certain of the sellers of Pinehurst Square East who elected to receive Common Units for an aggregate value of approximately $2,587,000, or $9.00 per Common Unit. On March 12, 2012, in connection with the acquisition of Turkey Creek, a retail property located in Knoxville, Tennessee, the OP issued 144,324 Common Units to certain of the sellers of Turkey Creek who elected to receive Common Units for an aggregate value of approximately $1,371,079, or $9.50 per Common Unit.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of June 30, 2013 and December 31, 2012, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The Company’s share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases pursuant to the share redemption program are made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5.0% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time. The Company did not redeem any common shares under its share redemption program during the six months ended June 30, 2013. During the six months ended June 30, 2012, the Company redeemed 19,073 shares (including 559 shares issued under the DRIP program) of common shares under its share redemption program.

Effective January 15, 2013, the Company suspended its share redemption program, including redemptions upon death and disability.

Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

Effective January 15, 2013, the Company announced that it will no longer be making monthly distributions. For so long as the Company remains in default under the terms of the Credit Facility, KeyBank prohibits the payment of distributions to investors in the Company. The Company’s board of directors periodically evaluates the Company’s ability to make quarterly distributions based on the Company’s other operational cash needs. Due to the KeyBank prohibitions and the Company’s current cash flow and liquidity position, the Company’s board of directors has determined that quarterly distributions for the quarter ended June 30, 2013 will not be made.

The following table sets forth the distributions declared and paid to the Company’s common stockholders and non-controlling Common Unit holders for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively:

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2013 (4)	$636,000	$0.05833	$25,000	$390,000	$25,000	$246,000	$636,000
Second Quarter 2013	-	N/A	-	-	-	-	-
	$636,000		$25,000	$390,000	$25,000	$246,000	$636,000

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	$0.05833	76,000	1,015,000	76,000	709,000	1,724,000
Fourth Quarter 2012 (4)	1,259,000	$0.05833	51,000	1,274,000	76,000	607,000	1,881,000
	$5,953,000		$258,000	$3,876,000	$275,000	$2,292,000	$6,168,000

(1)	Distributions were generally declared monthly and calculated at a monthly distribution rate of $0.05833 per share of common stock and Common Units.
(2)	Cash distributions were paid, and shares issued pursuant to the Company’s DRIP, generally on a monthly basis. Cash distributions for all record dates of a given month were generally paid approximately 15 days following month end.
(3)	None of the holders of Common Units participated in the Company’s DRIP, which was terminated effective February 7, 2013.
(4)	Distributions for the month of December 2012 in the aggregate amount of $636,000 were declared on January 18, 2013, of which $390,000 was paid in cash and $246,000 was paid through the Company’s DRIP in the form of additional shares of common stock. Total dividends paid to holders of Common Units for the same period were $25,000.

Distribution Reinvestment Plan

The Company adopted the DRIP to allow common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP The DRIP was terminated effective February 7, 2013 in connection with the expiration of the Offering and the Company’s deregistration of all of the unsold shares registered for sale pursuant to the Offering. For the six months ended June 30, 2013 and 2012, $246,000 and $976,000 in distributions were reinvested and 25,940 and 102,709 shares of common stock were issued under the DRIP, respectively.

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

The following table sets forth the computation of the Company’s basic and diluted loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator - basic and diluted
Net loss from continuing operations	$(3,368,000)	$(3,843,000)	$(6,808,000)	$(8,241,000)
Non-controlling interests' share in continuing operations	127,000	171,000	257,000	384,000
Distributions paid on unvested restricted shares	-	(1,000)	-	(2,000)
Net loss from continuing operations applicable to common shares	(3,241,000)	(3,673,000)	(6,551,000)	(7,859,000)
Discontinued operations	(414,000)	(275,000)	4,209,000	(242,000)
Non-controlling interests' share in discontinued operations	16,000	12,000	(159,000)	11,000
Net income (loss) applicable to common shares	$(3,639,000)	$(3,936,000)	$(2,501,000)	$(8,090,000)
Denominator - basic and diluted
Basic weighted average common shares	10,969,630	9,339,875	10,964,501	8,084,563
Effect of dilutive securities
Common Units (1)	-	-	-	-
Diluted weighted average common shares	10,969,630	9,339,875	10,964,501	8,084,563
Basic Earnings per Common Share
Net loss from continuing operations applicable to common shares	$(0.29)	$(0.39)	$(0.60)	$(0.97)
Discontinued operations	(0.04)	(0.03)	0.37	(0.03)
Net earnings (loss) applicable to common shares	$(0.33)	$(0.42)	$(0.23)	$(1.00)
Diluted Earnings per Common Share
Net loss from continuing operations applicable to common shares	$(0.29)	$(0.39)	$(0.60)	$(0.97)
Discontinued operations	(0.04)	(0.03)	0.37	(0.03)
Net earnings (loss) applicable to common shares	$(0.33)	$(0.42)	$(0.23)	$(1.00)

(1)	Number of convertible Common Units pursuant to the redemption rights outlined in the Company's registration statement on Form S-11. Anti-dilutive for all periods presented.

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

For the three months ended June 30, 2013 and 2012, the Company recognized compensation expense of $10,000 and $13,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. For the six months ended June 30, 2013 and 2012, the Company recognized compensation expense of $25,000 and $26,000, respectively. Shares of restricted common stock have full voting rights and rights to dividends.

As of June 30, 2013 and December 31, 2012, there was $34,000 and $60,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted common stock. As of June 30, 2013, this expense is expected to be realized over a remaining period of one year. As of June 30, 2013 and December 31, 2012, the fair value of the non-vested shares of restricted common stock was $60,000 and $90,000, respectively, and 6,667 and 10,000 shares remain unvested, respectively. During the six months ended June 30, 2013, there were no restricted stock grants issued and 3,333 shares of restricted stock vested.

A summary of the changes in restricted stock grants for the six months ended June 30, 2013 is presented below:

		Weighted
	Restricted	Average
	Stock (No.	Grant Date
	of Shares)	Fair Value
Balance - December 31, 2012	10,000	$9.00
Granted	-	-
Vested	3,333	-
Balance - June 30, 2013	6,667	9.00

11. RELATED PARTY TRANSACTIONS

Pursuant to the Prior Advisory Agreement by and among the Company, the OP and the Prior Advisor, the Company was obligated to pay Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. Pursuant to the dealer manager agreement (the “Dealer Manager Agreement”) by and among the Company, the OP, and TNP Securities, LLC (the “Dealer Manager” or “TNP Securities”), prior to the termination of the Offering, the Company was obligated to pay the Dealer Manager certain commissions and fees in connection with the sales of shares in the Offering. Subject to certain limitations, the Company was also obligated to reimburse Prior Advisor and Dealer Manager for organization and offering costs incurred by Prior Advisor and Dealer Manager on behalf of the Company, and the Company was obligated to reimburse Prior Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Company records all related party fees as incurred, subject to any limitations described in the Prior Advisory Agreement.

On August 6, 2013, the Company allowed the Prior Advisory Agreement with the Prior Advisor to expire without renewal, and on August 10, 2013, the Company entered into the Advisory Agreement with Advisor. Advisor will manage the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services.

Organization and Offering Costs

Organization and offering costs of the Company (other than selling commissions and the dealer manager fee described below) were initially paid by Prior Advisor and its affiliates on the Company’s behalf. Such costs include legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of certain of Prior Advisor’s employees and employees of Prior Advisor’s affiliates and others. Pursuant to the Prior Advisory Agreement, the Company was obligated to reimburse Prior Advisor or its affiliates, as applicable, for organization and offering costs associated with the Offering, provided the Company was not obligated to reimburse Prior Advisor to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by the Company exceed 3.0% of the gross offering proceeds from the Offering. Any such reimbursement will not exceed actual expenses incurred by Prior Advisor.

As of June 30, 2013 and December 31, 2012, cumulative organization and offering costs incurred by Prior Advisor on the Company’s behalf were $3,272,000 and $3,016,000, respectively. These costs were payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, did not exceed 3.0% of the gross proceeds of the Offering. As of June 30, 2013, cumulative organization and offering costs reimbursed to Prior Advisor or paid directly by the Company were $4,273,000, which amount exceeded 3.0% of the gross proceeds from the Offering by $1,001,000. This excess amount was billed to Prior Advisor and settled as of January 31, 2013.

Selling Commissions and Dealer Manager Fees

Prior to the termination of the Offering, the Dealer Manager received a sales commission of 7.0% of the gross proceeds from the sale of shares of common stock in the primary offering. The Dealer Manager also received 3.0% of the gross proceeds from the sale of shares in the primary offering in the form of a dealer manager fee as compensation for acting as the dealer manager. The Company incurred selling commissions and dealer manager fees during the following periods:

	For the Three Months Ended		For the Six Months Ended		Inception
	June 30,		June 30,		Through June
	2013	2012	2013	2012	30, 2013

Selling Commissions	$-	$1,660,000	$32,000	$2,856,000	$6,925,000
Dealer Manager Fee	-	764,000	15,000	1,298,000	3,090,000
	$-	$2,424,000	$47,000	$4,154,000	$10,015,000

Reimbursement of Operating Expenses

The Company reimbursed Prior Advisor for all expenses paid or incurred by Prior Advisor in connection with the services provided to the Company, subject to the limitation that the Company did not reimburse Prior Advisor for any amount by which the Company’s operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets (as defined in the Charter), or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guideline”). Notwithstanding the above, the Company could reimburse Prior Advisor for expenses in excess of the 2%/25% guideline if a majority of the independent directors determined that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended June 30, 2013, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% guideline.

The Company reimbursed Prior Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Prior Advisor such as rent and utilities; provided, however, that no reimbursement could be made for costs of such personnel to the extent that personnel are used in transactions for which Prior Advisor received a separate fee or with respect to an officer of the Company. For the three months ended June 30, 2013 and 2012, the Company incurred administrative services of $171,000 and $239,000, respectively, of administrative services to Prior Advisor. For the six months ended June 30, 2013 and 2012, the Company incurred and paid $73,000 and $419,000, respectively, of administrative services to Prior Advisor. As of June 30, 2013 and December 31, 2012, administrative services of $0 and $209,000, respectively, were included in amounts due to affiliates.

Property Management Fee

The Company terminated its property management agreements with TNP Property Manager, LLC (“TNP Manager”), its property manager and an affiliate of Prior Advisor, effective August 9, 2013. The Company entered into new property management agreements effective August 10, 2013 with terms and conditions generally the same as the prior agreements except (i) the term of service has been dramatically reduced from 20 years to 1 year subject to earlier cancellation and (ii) the property management fees are calculated at a maximum of up to 4% of gross revenue (down from 5% in the prior agreements).

The Company paid TNP Manager a market-based property management fee of up to 5.0% of the gross revenues generated by each property in connection with the operation and management of the Company’s properties. For the three months ended June 30, 2013 and 2012, the Company incurred $347,000 and $288,000, respectively, in property management fees to TNP Manager. For the six months ended June 30, 2013 and 2012, the Company incurred $694,000 and $538,000, respectively, in property management fees to TNP Manager. As of June 30, 2013 and December 31, 2012, property management fees of $178,000 and $48,000, respectively, were included in amounts due to affiliates.

Acquisition and Origination Fee

The Company paid Prior Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. The Company incurred and paid $0 and $1,383,000 in acquisition fees to Prior Advisor during the three months ended June 30, 2013 and 2012, respectively. The Company incurred and paid $13,000 and $2,595,000 in acquisition fees to Prior Advisor during the six months ended June 30, 2013 and 2012, respectively.

The Company paid Prior Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate related loans. The Company did not incur any loan origination fees to Prior Advisor for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013 and December 31, 2012, there were no acquisition and loan origination fee amounts due to affiliates.

Asset Management Fee

The Company paid Prior Advisor a monthly asset management fee equal to one-twelfth of 0.6% of the aggregate cost of all real estate investments the Company acquires; provided, however, that Prior Advisor could not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. On November 11, 2011, the board of directors approved Amendment No. 2 to the Prior Advisory Agreement to clarify that upon termination of the Prior Advisory Agreement, any asset management fees that may have accumulated in arrears, but which had not been earned pursuant to the terms of the Prior Advisory Agreement, will not be paid to Prior Advisor. There were no asset management fees incurred for the three and six month periods ended June 30, 2013 and 2012.

Disposition Fee

If Prior Advisor or its affiliates provided a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Prior Advisor or its affiliates could be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. For the three months ended June 30, 2013 and 2012, the Company incurred $0 and $81,000, respectively, of disposition fees to Prior Advisor. For the six months ended June 30, 2013 and 2012, the Company incurred $924,000 and $105,000, respectively, of disposition fees to Prior Advisor related to the Waianae Sale and the sale of the McDonalds pad at Willow Run in 2013 and the disposition of certain parcels at Morningside Marketplace in 2012. There were no disposition fees payable to Prior Advisor as of June 30, 2013 and December 31, 2012.

Leasing Commission Fee

On June 9, 2011, pursuant to Section 11 of the Prior Advisory Agreement, the Company’s board of directors approved the payment of fees to the Prior Advisor for services it provides in connection with leasing the Company’s properties. For the three months ended June 30, 2013 and 2012, the Company incurred $19,000 and $0, respectively, of lease commissions to Prior Advisor or its affiliates. For the six months ended June 30, 2013 and 2012, the Company incurred and paid approximately $143,000 and $5,000, respectively, of lease commissions to Prior Advisor or its affiliates. As of June 30, 2013 and December 31, 2012, leasing commission fees of $19,000 and $14,000, respectively, were included in amounts due to affiliates.

Financing Coordination Fee

On January 12, 2012, the board of directors approved Amendment No. 3 to the Prior Advisory Agreement to provide for the payment of a financing coordination fee to Prior Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP. There were no financing coordination fees incurred for the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, the Company incurred and paid $450,000 and $811,000 of financing coordination fees to Prior Advisor or its affiliates.

Guaranty Fees

In connection with certain acquisition financings, the Company’s Chairman and Co-Chief Executive Officer and/or TNP LLC had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. For the three months ended June 30, 2013 and 2012, the Company incurred guaranty fees of approximately $5,000 and $24,000, respectively, of guaranty fees. For the six months ended June 30, 2013 and 2012, the Company incurred approximately $19,000 and $37,000, respectively, of guaranty fees. As of June 30, 2013 and December 31, 2012, guaranty fees of approximately $9,000 and $10,000, respectively, were included in amounts due to affiliates. At June 30, 2013, the Company’s outstanding guaranty agreements relate to the guarantee on the financing on Constitution Trail and Osceola Village.

Related Party Loans

In connection with the acquisition of Morningside Marketplace in January 2012, the Company financed the payment of a portion of the purchase price for Morningside Marketplace with the proceeds of (1) a loan in the aggregate principal amount of $235,000 from TNP LLC, (2) a loan in the aggregate principal amount of $200,000 from Mr. James Wolford, the Company’s former Chief Financial Officer, and (3) a loan in the aggregate principal amount of $920,000 from Mrs. Sharon Thompson, the spouse of Mr. Anthony W. Thompson, the Company’s Chairman, Co-Chief Executive Officer and President (collectively, the “Morningside Affiliate Loans”). The Morningside Affiliate Loans each accrued interest at a rate of 12% per annum and were due on April 8, 2012. All Morningside Affiliate Loans including unpaid accrued interest were paid in full during the first quarter of 2012.

There was no interest incurred on related party loans for the three and six months ended June 30, 2013. Interest expense incurred and paid by the Company to an affiliate of Prior Advisor during the three and six months ended June 30, 2012 was $0 and $20,000, respectively.

Summary of Related Party Fees

Summarized below are the related-party costs incurred by the Company for the three and six months ended June 30, 2013 and 2012, respectively, and payable as of June 30, 2013 and December 31, 2012:

	Incurred		Incurred		Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Expensed	2013	2012	2013	2012	2013	2012
Asset management fees	$-	$-	$-	$-	$-	$-
Reimbursement of operating expenses	171,000	239,000	73,000	419,000	-	209,000
Acquisition fees	-	1,383,000	13,000	2,595,000	-	475,000
Property management fees	347,000	288,000	691,000	538,000	178,000	48,000
Guaranty fees	5,000	24,000	19,000	37,000	9,000	10,000
Disposition fees	-	81,000	924,000	105,000	-	-
Interest expense on notes payable	-	-	-	20,000	-	-
	$523,000	$2,015,000	$1,720,000	$3,714,000	$187,000	$742,000
Capitalized
Financing coordination fee	$-	$450,000	$-	$811,000	$-	$-
Leasing commission fees	19,000	-	143,000	5,000	19,000	-
	$19,000	$450,000	$143,000	$816,000	$19,000	$-
Additional Paid In Capital
Selling commissions	$-	$1,660,000	$32,000	$2,856,000	$-	$9,000
Dealer manager fees	-	764,000	15,000	1,298,000	-	4,000
Organization and offering costs	-	419,000	7,000	483,000	-	-
	$-	$2,843,000	$54,000	$4,637,000	$-	$13,000

A large portion of the reduction in related party fees over comparative periods in 2012 is attributable to the relative paucity of capital transactions (financings, acquisitions and dispositions) which resulted in significant fees due to the Prior Advisor in 2012.

In March 2012, the Company reimbursed its Prior Advisor $240,000 related to a non-refundable earnest deposit incurred by an affiliate of Prior Advisor in 2010 on a potential acquisition commonly known as Morrison Crossing. The reimbursement was subsequently determined by the Company to be non-reimbursable since the acquisition was not one that was approved by the Company’s board of directors in 2010 and accordingly, the Company recorded the amount as a receivable from Prior Advisor and recorded a provision to reserve the entire amount at June 30, 2013 and December 31, 2012. In May 2013, the Company settled with Prior Advisor and determined to not seek reimbursement from Prior Advisor for the amount previously paid.

12. COMMITMENTS AND CONTINGENCIES

Lahaina Gateway Ground Lease

The Lahaina Gateway property, which we disposed of pursuant to a deed-in-lieu-of-foreclosure transaction on August 1, 2013 (see “Subsequent Events” below) was encumbered by a ground lease which was assigned to the Company in connection with the acquisition of the property on November 9, 2012. The original lease term was for a period of 55 years, commencing on February 2, 2005 with an expiration date of February 1, 2060. The current annual base rent was $1,187,000.

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, the Company through its subsidiary, granted a lender a profit participation in the property equal to 25% of the net profits received by the Company upon the sale of the property (the “Profit Participation Payment”). Net profits is calculated as (1) the gross proceeds received by the Company upon a sale of the property in an arms-length transaction at market rates to third parties less (2) the sum of: (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with the Company including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, the Company shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, the Company shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. Based on the estimated sale price as of June 30, 2013, the Company determined that it does not have any liability under the Profit Participation Payment as of June 30, 2013.

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

Carson Plaza Contingency

In 2012, the Company pursued an acquisition commonly known as Carson Plaza and placed a non-refundable deposit of $250,000 into escrow which was expensed and included in transaction expense for the year ended December 31, 2012. The acquisition did not materialize as a result of the Company’s claim of certain undisclosed environmental conditions uncovered during due diligence. The seller disagreed with the Company’s claim. The outcome of the Company’s claim and the prospect of the recovery of the deposit were unknown as of June 30, 2013 and accordingly, the Company did not accrue for any recovery of such amount. On August 9, 2013, the Company received $125,000 as a partial refund of the deposit which will be recognized as a reduction to transaction expense in the third quarter of 2013.

Economic Dependency

As disclosed in “Note 1. Organization And Business”, the Company has recently transitioned to a new external advisor . The Company is dependent on Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments, management of the daily operations of the Company’s real estate and real estate-related investment portfolio, and other general and administrative responsibilities In the event that the Advisor is unable to provide such services to the Company, the Company will be required to obtain such services from other sources.

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

Legal Matters

From time to time, the Company is party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on the Company’s results of operations or financial condition.

13. SUBSEQUENT EVENTS

Strategic Investment Transaction with Glenborough

SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough, acquired a twelve percent (12%) membership interest in TNP SRT Holdings pursuant to a Membership Interest Purchase Agreement by and among the Company, SRT Manager, TNP SRT Holdings, and the OP as of July 9, 2013. TNP SRT Holdings owns five of the twenty multi-tenant retail properties in the Company’s property portfolio. Following the acquisition of the membership interest by SRT Manager, the remaining eighty-eight percent (88%) membership interest in TNP SRT Holdings is held by the OP. The day-to-day business, property and affairs of TNP SRT Holdings are under the management and control of SRT Manager as the sole manager of TNP SRT Holdings; provided, however, that the OP retains consent rights with respect to certain major decisions, including property sales, acquisition, leasing and financing. The Company’s independent directors approved the transaction in order to help enable the Company to meet its short-term liquidity needs for operations, as well as to build working capital for future operations.

Amendment to Forbearance Agreement with KeyBank

On July 31, 2013, the Company, the OP, the Borrowers and KeyBank entered into an amendment to the Forbearance Agreement with KeyBank. The amendment provides that the Lenders’ obligation to provide forbearance will terminate on the first to occur of (1) January 31, 2014, (2) a default under or breach of any of the representations, warranties or covenants of the Forbearance Agreement, or (3) an event of default (other than the existing events of default under the Forbearance Agreement) under the loan documents related to the Credit Facility occurring or becoming known to any Lender. The amendment also provides that the entire outstanding principal balance, and all interest thereon, of the outstanding Tranche A loans under the Credit Facility will become due and payable in full on January 31, 2014. In connection with the Forbearance Agreement, the Borrowers and KeyBank entered into a Fee Letter pursuant to which the Borrowers paid KeyBank a market rate loan extension fee. In connection with the amendment to the Forbearance Agreement, the Borrowers and KeyBank entered into an amendment to the Fee Letter pursuant to which the Borrowers agreed to pay KeyBank an additional market rate loan extension fee.

Lahaina Property Deed in Lieu of Foreclosure Agreement

On November 9, 2012, TNP SRT Lahaina, the Company’s wholly-owned subsidiary, financed TNP SRT Lahaina’s acquisition of a ground lease interest in the Lahaina Gateway property, a multi-tenant necessity retail center located in Lahaina, Maui, Hawaii, with the proceeds of the Lahaina Loan, from DOF IV REIT Holdings, LLC, or the Lahaina lender. On August 1, 2013, in order to resolve its obligations under the Lahaina Loan, mitigate certain risks presented by the terms of the Lahaina loan and avoid potential litigation and foreclosure proceedings (and the associated costs and delays), TNP SRT Lahaina granted and conveyed all of TNP SRT Lahaina’s right, title and interest in and to the leasehold estate in the Lahaina Gateway property, including all leases, improvements, licenses and permits and personal property related thereto, to DOF IV Lahaina, LLC, an affiliate of the Lahaina Lender, pursuant to a Deed In Lieu Of Foreclosure Agreement by and among the Company, TNP SRT Lahaina and the Lahaina lender.

Expiration of Advisory Agreement; New Advisory Agreement

On August 6, 2013, we allowed the Prior Advisory Agreement with our Prior Advisor to expire without renewal.

On August 10, 2013, the Company, the OP and Advisor, an affiliate of Glenborough, entered into the Advisory Agreement, pursuant to which Advisor will serve as our new external advisor. The Advisory Agreement has a one-year term, subject to an unlimited number of successive one-year renewals upon the mutual consent of the parties.

Changes to Management

Effective August 9, 2013, Anthony W. Thompson was removed from his position as the Company’s Co-Chief Executive Officer and President, Thomas O’Brien was removed from his position as the Company’s Co-Chief Executive Officer, and Dee R. Balch resigned from her positions as the Company’s Chief Financial Officer, Treasurer and Secretary and as a member of the Company’s board of directors.

Effective August 10, 2013, Andrew Batinovich was appointed as the Company’s Chief Executive Officer, Chief Financial Officer and a member of the Company’s board of directors.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history, which makes our future performance difficult to predict.

•	Our executive officer and certain other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor. As a result, they face conflicts of interest, including conflicts created by our advisor’s compensation arrangements with us and conflicts in allocating time among us and other programs and business activities.

•	Because investment opportunities that are suitable for us may also be suitable for other programs managed by affiliates of our advisor, our advisor and its affiliates face conflicts of interest relating to the purchase of properties and other investments and such conflicts may not be resolved in our favor, meaning that we could invest in less attractive assets, which could reduce the investment return to our stockholders.

•	We pay fees to and reimburse the expenses of our advisor and its affiliates. These payments increase the risk that our stockholders will not earn a profit on their investment in us and increase the risk of loss to our stockholders.

•	Our initial public offering has terminated and we are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to continue to acquire real properties or other real estate related assets, fund or expand our operations and resume payment of distributions to our stockholders will be adversely affected.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service and our ability to pay distributions to our stockholders.

•	Our current and future investments in real estate and other real estate related investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties could decrease. Such events would make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

•	Disruptions in the financial markets, changes in the availability of capital, uncertain economic conditions or changes in the real estate market could adversely affect the value of our investments.

•	Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indices. Increases in the indices could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

•	We have recently replaced our external advisor. Even if we are successful in completely transitioning to a new external advisor, such efforts could result in significant disruption to our business, which may adversely affect the value of your investment in us.

•	Due to short-term liquidity issues and defaults under certain of our loan agreements, we have suspended our share redemption program, including redemptions upon death and disability, indefinitely.

•	On April 1, 2013, we entered into a forbearance agreement with KeyBank National Association (“KeyBank”) which amended certain terms of our revolving credit facility with KeyBank (the “Credit Facility”) and placed limitations on our ability to incur additional indebtedness. On July 31, 2013, we entered into an amendment to the forbearance agreement with KeyBank which extended the forbearance period to January 31, 2014.

•	Legislative or regulatory changes (including changes to the laws governing the taxation of real estate investment trusts, or REITs) or changes to generally accepted accounting principles, or GAAP, could adversely affect our operations and the value of an investment in us.

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

From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, we accepted subscriptions for, and issued, 10,969,714 shares of our common stock (net of share redemptions), including 391,182 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $108,357,000, net of redemptions. As of June 30, 2013, we had redeemed 160,409 shares pursuant to our share redemption program for an aggregate redemption amount of approximately $1,604,000. Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. For more information regarding our share redemption program, see Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer of Equity Securities—Share Redemption Program” in our 2012 Annual Report on Form 10-K.

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

Effective January 15, 2013, we announced that we will no longer be making monthly distributions. For so long as we remain in default under the terms of the Credit Facility, KeyBank prohibits the payment of distributions to our investors. Our board of directors periodically evaluates our ability to commence making quarterly distributions based on our other operational cash needs. Due to the KeyBank prohibitions on distributions, our board of directors has determined that quarterly distributions for the quarter ended June 30, 2013 will not be made.

On August 6, 2013, we allowed our existing advisory agreement with our prior advisor, TNP Strategic Retail Advisor, LLC, to expire without renewal. On August 10, 2013, we entered into a new advisory agreement, which we refer to as the “advisory agreement,” with SRT Advisor, LLC, which we refer to as our “advisor.” Our advisor will manage our business as our external advisor pursuant to the advisory agreement. Our advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of high quality commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry. Our advisor will depend on the capital from our sponsor and fees and other compensation that it receives from us in connection with the purchase, management and sale of our assets to conduct its operations.

In December 2012, we entered into a consulting agreement with Glenborough to assist us through the process of transitioning to a new external advisor. Pursuant to the consulting agreement, we agreed to pay Glenborough a monthly consulting fee of $75,000 and reimburse Glenborough for its reasonable out-of-pocket expenses. From December 2012 through April 2013, we agreed to pay Glenborough a monthly consulting fee of $75,000 pursuant to the consulting agreement. Effective May 1, 2013, we amended the consulting agreement to expand the services provided to us by Glenborough and increase the monthly consulting fee payable to Glenborough to $90,000. On August 10, 2013, in connection with the execution of the advisory agreement with our advisor, we terminated the consulting agreement.

Properties

As of June 30, 2013, our portfolio included 20 retail properties (18 real estate investments and two properties held for sale), which we refer to as “our properties” or “our portfolio,” comprising an aggregate of 2,036,932 square feet of single- and multi-tenant, commercial retail space located in 14 states, which we purchased for an aggregate purchase price of $263,998,000. As of June 30, 2013 and December 31, 2012 there was $184,930,000 and $210,327,000 of indebtedness on our properties, respectively, including indebtedness on our held for sale properties.

				Original
		Square	Date	Purchase
Property Name	Location	Feet (1)	Acquired	Price (2)	Debt (3)

Real Estate Investments
Moreno Marketplace	Moreno Valley, California	78,321	11/19/2009	$12,500,000	$9,296,000
Northgate Plaza	Tucson, Arizona	103,492	7/6/2010	8,050,000	6,349,000
San Jacinto	San Jacinto, California	53,777	8/11/2010	7,088,000	3,207,000
Pinehurst Square	Bismarck, North Dakota	114,292	5/26/2011	15,000,000	10,237,000
Cochran Bypass	Chester, South Carolina	45,817	7/14/2011	2,585,000	1,572,000
Topaz Marketplace	Hesperia, California	50,699	9/23/2011	13,500,000	8,046,000
Osceola Village	Kissimee, Florida	116,645	10/11/2011	21,800,000	17,937,000
Constitution Trail	Normal, Illinois	200,289	10/21/2011	18,000,000	15,005,000
Summit Point	Lafayette, Georgia	111,970	12/21/2011	18,250,000	12,289,000
Morningside Marketplace	Fontana, California	76,923	1/9/2012	18,050,000	8,969,000
Woodland West Marketplace	Arlington, Texas	176,414	2/3/2012	13,950,000	10,043,000
Ensenada Square	Arlington, Texas	62,612	2/27/2012	5,025,000	3,110,000
Shops at Turkey Creek	Knoxville, Tennessee	16,324	3/12/2012	4,300,000	2,814,000
Aurora Commons	Aurora, Ohio	89,211	3/20/2012	7,000,000	4,550,000
Florissant Marketplace	Florissant, Missouri	146,257	5/16/2012	15,250,000	9,209,000
Bloomingdale Hills	Tampa, Florida	78,442	6/18/2012	9,300,000	5,600,000
Visalia Marketplace	Visalia, California	200,794	6/25/2012	19,000,000	14,250,000
Lahaina Gateway (4)	Lahaina, Hawaii	136,683	11/9/2012	31,000,000	28,000,000
		1,858,962		239,648,000	170,483,000
Property Held for Sale
Craig Promenade	Las Vegas, Nevada	86,395	3/30/2011	12,800,000	5,785,000
Willow Run Shopping Center	Westminster, Colorado	91,575	5/18/2012	11,550,000	8,662,000
		2,036,932		$263,998,000	$184,930,000

(1)	Square feet includes improvements made on ground leases at the property.
(2)	The purchase price for Pinehurst Square East and Shops at Turkey Creek included the issuance of common units in our OP to the sellers. The purchase price for Summit Point included the issuance of preferred membership interests in the entity that indirectly owns the property.
(3)	Debt represents the outstanding balance at June 30, 2013. For more information on our financing, see Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 6. NOTES PAYABLE” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q
(4)	The Lahaina Gateway property was disposed of pursuant to a deed-in-lieu-of-foreclosure transaction on August 1, 2013 (see “Subsequent Events” below).
31

Results of Operations

Comparison of the three months ended June 30, 2013 versus the three months ended June 30, 2012

The following table provides summary information about our results of operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
Rental and reimbursements	$7,796,000	$5,225,000	$2,571,000	49.2%
Operating and maintenance expenses	3,250,000	1,524,000	1,726,000	113.3%
General and administrative expenses	1,309,000	1,082,000	227,000	21.0%
Depreciation and amortization expenses	2,927,000	1,970,000	957,000	48.6%
Transaction expenses	266,000	1,548,000	(1,282,000)	(82.8%)
Interest expense	3,412,000	2,944,000	468,000	15.9%
Net loss from continuing operations	(3,368,000)	(3,843,000)	475,000	(12.4%)
Loss from discontinued operations	(414,000)	(275,000)	(139,000)	50.5%
Net loss	(3,782,000)	(4,118,000)	336,000	(8.2%)

Our results of operations for the three months ended June 30, 2013 are not necessarily indicative of those expected in future periods.

Revenue

Revenues increased by $2,571,000 to $7,796,000 during the three months ended June 30, 2013 compared to $5,225,000 for the three months ended June 30, 2012. The increase was primarily due to a full quarter of operations for the three property additions included within continuing operations acquired in the second quarter of 2012 and the addition of one property subsequent to June 30, 2012. The occupancy rate for our property portfolio included within continuing operations was 87%, based on 1,858,962 rentable square feet, as of June 30, 2013 compared to 88%, based on 1,722,519 rentable square feet, as of June 30, 2012.

Operating and maintenance expenses

Operating and maintenance expense increased by $1,726,000 to $3,250,000 during the three months ended June 30, 2013 compared to $1,524,000 for the three months ended June 30, 2012. The increase was primarily due to a full quarter of operations for the three property additions included within continuing operations acquired in the second quarter of 2012 and the addition of one property subsequent to June 30, 2012. Included in operating and maintenance expenses, which contributed to the increase for the three months ended June 30, 2013, are bad debt expense (increase of $499,000 due primarily to the continued aging of amounts billed to tenants earlier in 2013) and ground rent expense at the Lahaina Gateway property acquired in November 2012 (increase of $306,000).

General and administrative expenses

General and administrative expenses were $1,309,000 during the three months ended June 30, 2013 compared to $1,082,000 for the three months ended June 30, 2012, an increase of $227,000. The increase is primarily due to non recurring costs related to the transition from the former advisor, the need for interim accounting staff and the transition to the new advisor on August 10, 2013. Additional factors contributing to the increase in the three months ended June, 30, 2013, include the renewal of our Directors and Officers insurance policy in August of 2012 at a substantially higher cost and an increase in director’s compensation due to an increase in the number of meetings in 2013, compared to the comparative period in 2012, necessitated by the need to move away from the former advisor. As of July 5, 2013 the Special Committee of the board voted that there will be no further compensation to the directors for the balance of the year. This should leave the total board compensation for 2013 below 2012 levels. Advisory and accounting costs for the remainder of 2013 may decrease with the former advisor’s contract expiring August 6, 2013, the elimination of all accounting employees and staff at the Company in August 2013 and the commencement of a new advisor agreement in August 2013 which is estimated to result in lower costs. With the signing of the new advisor contract, the new advisor has agreed to refund $150,000 of consulting fees in the third quarter of 2013.

Depreciation and amortization expense

Depreciation and amortization expense increased by $957,000 to $2,927,000 during the three months ended June 30, 2013 compared to $1,970,000 for the three months ended June 30, 2012. The increase was primarily due to a full quarter of depreciation and amortization for the three property additions included within continuing operations acquired in the second quarter of 2012 and the addition of one property subsequent to June 30, 2012.

Transaction expenses

Transaction expenses decreased by $1,282,000 to $266,000 during the three months ended June 30, 2013 compared to $1,548,000 for the three months ended June 30, 2012. We incurred transaction expenses for three properties included within continuing operations acquired during the second quarter of 2012 and had no acquisitions during the second quarter of 2013 but we did incur legal expenses during the three months ended June 30, 2013 leading up to the August 1, 2013 grant and conveyance of the Lahaina Gateway property pursuant to a Deed In Lieu Of Foreclosure by and among us, TNP SRT Lahaina, LLC, our wholly-owned subsidiary (“TNP SRT Lahaina”) and DOF IV REIT Holdings, LLC (the “Lahaina Lender”).

Interest expense

Interest expense increased by $468,000 to $3,412,000 during the three months ended June 30, 2013 compared to $2,944,000 for the three months ended June 30, 2012. The increase was primarily due to the increased debt levels associated with the three properties included within continuing operations acquired during the second quarter of 2012 and the addition of one property subsequent to June 30, 2012 and was partially offset by the write-off of deferred financing costs in the prior year period. Interest expense for the three months ended June 30, 2012 included the amortization and write-off of deferred financing costs of $643,000. The write-off of approximately $390,000 of unamortized deferred financing costs was as a result of the refinancing of the four properties from our credit agreement onto a new term loan completed during the three months ended June 30, 2012.

Loss from discontinued operations

Loss from discontinued operations increased by $139,000 to $414,000 during the three months ended June 30, 2013 compared to $275,000 for the three months ended June 30, 2012. The increase during the three months ended June 30, 2013 is primarily attributed to a $111,000 writedown of the Craig Promenade property to fair value. Discontinued operations for the three months ended June 30, 2013 included the operating results related to Craig Promenade and Willow Run. Discontinued operations for the three months ended June 30, 2012 included the operating results of five parcels at Morningside Marketplace and Osceola Village which were sold in 2012 as well as the operating results related to Craig Promenade, Willow Run and Waianae Mall.

Net loss

Net loss for the three months ended June 30, 2013 was $3,782,000 compared to a net loss of $4,118,000 for the same period in 2012. The decrease in net loss for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 is primarily attributed to a reduction in the loss from continuing operations in the quarter which was partially offset by a higher loss from discontinued operations.

Comparison of the six months ended June 30, 2013 versus the six months ended June 30, 2012

The following table provides summary information about our results of operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
Rental and reimbursements	$15,222,000	$8,846,000	$6,376,000	72.1%
Operating and maintenance expenses	6,026,000	2,835,000	3,191,000	112.6%
General and administrative expenses	2,907,000	1,602,000	1,305,000	81.5%
Depreciation and amortization expenses	5,905,000	3,582,000	2,323,000	64.9%
Transaction expenses	317,000	3,432,000	(3,115,000)	(90.8%)
Interest expense	6,875,000	5,636,000	1,239,000	22.0%
Net loss from continuing operations	(6,808,000)	(8,241,000)	1,433,000	(17.4%)
Income (loss) from discontinued operations	4,209,000	(242,000)	4,451,000	(1,839.3%)
Net loss	(2,599,000)	(8,483,000)	5,884,000	(69.4%)

Our results of operations for the six months ended June 30, 2013 are not necessarily indicative of those expected in future periods.

Revenue

Revenues increased by $6,376,000 to $15,222,000 during the six months ended June 30, 2013 compared to $8,846,000 for the six months ended June 30, 2012. The increase was primarily due to a full six months of operations for the eight property additions included within continuing operations acquired in the six months ended June 30, 2012 and one property addition acquired subsequent to June 30, 2012.

Operating and maintenance expenses

Operating and maintenance expense increased by $3,191,000 to $6,026,000 during the six months ended June 30, 2013 compared to $2,835,000 for the six months ended June 30, 2012. The increase was primarily due to a full six months of operations for the eight property additions included within continuing operations acquired in the six months ended June 30, 2012. Included in operating and maintenance expenses which contributed to the increase for the six months ended June 30, 2013 are bad debt expense (increase of $636,000 due primarily to the continued aging of amounts billed to tenants earlier in 2013) and ground rent expense at the Lahaina Gateway property acquired in November 2012 (increase of $618,000).

General and administrative expenses

General and administrative expenses were $2,907,000 during the six months ended June 30, 2013 compared to $1,602,000 for the six months ended June 30, 2012, an increase of $1,305,000. The increase is primarily due to non recurring costs related to the transition from the former advisor, the need for interim accounting staff and the transition to the new advisor on August 10, 2013. Additional factors contributing to the increase in the six months ended June, 30, 2013, include higher levels of legal fees and higher audit fees due to additional billings received in early 2013 related to the 2012 audit. In addition, our Directors and Officers insurance policy renewed in August of 2012 at a substantially higher cost and we experienced an increase in director’s compensation due to an increase in the number of meetings in 2013, compared to the comparative period in 2012, necessitated by the need to move away from the former advisor. As of July 5, 2013 the Special Committee of the board voted that there will be no further compensation to the directors for the balance of the year. This should leave the total board compensation for 2013 below 2012 levels. Advisory and accounting costs for the remainder of the year may decrease with the former advisor’s contract expiring August 6, 2013, the elimination of all accounting employees and staff at the Company in August 2013, and the commencement of a new advisor agreement in August 2013 which is estimated to result in lower costs. With the signing of the new advisor contract, the new advisor has agreed to refund $150,000 of consulting fees in the third quarter of 2013.

Depreciation and amortization expense

Depreciation and amortization expense increased by $2,323,000 to $5,905,000 during the six months ended June 30, 2013 compared to $3,582,000 for the six months ended June 30, 2012. The increase was primarily due to a full six months of depreciation and amortization for the eight property additions included within continuing operations acquired in the six months ended June 30, 2012 and one property addition acquired subsequent to June 30, 2012.

Transaction expenses

Transaction expenses decreased by $3,115,000 to $317,000 during the six months ended June 30, 2013 compared to $3,432,000 for the six months ended June 30, 2012. We incurred transaction expenses for eight properties included within continuing operations acquired during the six months ended June 30, 2012 and had no acquisitions during the six months ended June 30, 2013 but we did incur legal expenses during the six months ended June 30, 2013 leading up to the August 1, 2013 grant and conveyance of the Lahaina Gateway property pursuant to a Deed In Lien Of Foreclosure by and among us, TNP SRT Lahaina and the Lahaina Lender.

Interest expense

Interest expense increased by $1,239,000 to $6,875,000 during the six months ended June 30, 2013 compared to $5,636,000 for the six months ended June 30, 2012. The increase was primarily due to the increased debt levels associated with the eight properties included within continuing operations acquired during the six months ended June 30, 2012 and was partially offset by a write-off of deferred financing costs in the prior year period. Interest expense for the six months ended June 30, 2012 included the amortization and write-off of deferred financing costs of $1,464,000. The write-off of approximately $930,000 of unamortized deferred financing costs was as a result of the refinancing of our credit agreement completed in January and June 2012.

Income (loss) from discontinued operations

Income from discontinued operations was $4,209,000 during the six months ended June 30, 2013 compared to a loss of $242,000 for the six months ended June 30, 2012. Income from discontinued operations during the six months ended June 30, 2013 is primarily attributed to the gain on sale of the Waianae Mall which was sold in January 2013. Discontinued operations for the six months ended June 30, 2013 included the operating results of Craig Promenade, Willow Run and Waianae Mall. Discontinued operations for the six months ended June 30, 2012 included the operating results of five parcels at Morningside Marketplace and Osceola Village which were sold in 2012 as well as the operating results related to Craig Promenade, Willow Run and Waianae Mall.

Net loss

Net loss decreased by $5,884,000 to $2,599,000 during the six months ended June 30, 2013 compared to $8,483,000 for the six months ended June 30, 2012. The decrease in net loss for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 is primarily attributed to higher revenues, the gain on sale of real estate in the period and the reduction in non-recurring transaction expenses which was partially offset by higher operating and maintenance, general and administrative, depreciation and amortization and interest expenses.

Liquidity and Capital Resources

As of June 30, 2013, our portfolio included 20 retail properties (18 real estate investments and two properties held for sale), with a net carrying value aggregating $223.2 million. Our principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. On February 7, 2013, as a result of the expiration of our initial public offering, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. Additionally, we filed an application on March 1, 2013 with the SEC to withdraw the registration statement on Form S-11 for our follow-on public offering that was initially filed with the SEC on June 15, 2012. As a result of the termination of our initial public offering and our withdrawal of the registration statement for our follow-on public offering, offering proceeds from the sale of our securities are not currently available to fund our cash needs. We expect our future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to us from any sale of equity that we conduct in the future. We also expect our investment activity will be significantly reduced until we are able to identify other sources of equity capital or other significant sources of financing. Due to the decrease in capital resources, we suspended our share redemption program, including redemptions for death and disability, effective January 15, 2013. We intend to reevaluate our ability to resume share redemptions pursuant to our share redemption program after transitioning to a new advisor and addressing our liquidity issues. Our ability to resume share redemptions will be determined by our board of directors based on our liquidity and cash needs.

As a result of the significant cash required to complete the acquisition of Lahaina Gateway on November 9, 2012 and the additional cash required by the mortgage lender for the Lahaina Gateway acquisition for reserves and mandatory principal payments, our cash and cash equivalents have fallen to approximately $492,000 at June 30, 2013. Our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) has increased to $6,626,000 at June 30, 2013. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

On April 1, 2013, we entered into a forbearance agreement relating to our Credit Facility with KeyBank (the “Forbearance Agreement”). On July 31, 2013, we entered into an amendment to the Forbearance Agreement with KeyBank which extended the forbearance period. On or before the expiration of the forbearance period, we currently intend to (1) refinance the Credit Facility on or before the expiration of the Forbearance Agreement with KeyBank or with another lender; or (2) refinance a portion of the credit agreement on or before the expiration of the Forbearance Agreement with KeyBank or with another lender, and pay down a portion of the balance of the Credit Facility with proceeds from disposition of certain properties securing the Credit Facility (for additional discussion see “– KeyBank Credit Facility” below).

As of June 30, 2013, our borrowings exceeded 300% of the value of our net assets due to the exclusion from total assets of intangible assets that were acquired with our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at June 30, 2013, the excess over the borrowing limitation has been approved by our independent directors. As of December 31, 2012, our borrowings exceeded 300% of the value of our net assets due to the exclusion from total assets of intangible assets that were acquired with our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at December 31, 2012, the excess over the borrowing limitation has been approved by our independent directors.

Cash Flows from Operating Activities

During the six months ended June 30, 2013, net cash used in operating activities from continuing operations was $1,718,000 compared to net cash used in operating activities of $3,566,000 during the six months ended June 30, 2012, a reduction in cash flows used in operating activities of $1,848,000. The reduction in cash used in operating activities during the six months ended June 30, 2013 was primarily due to favorable changes in loss from continuing operations adjusted by non-cash depreciation, amortization and bad debt charges which were partially offset by negative net changes in operating asset and liability balances involving prepaid expenses, tenant receivables and other liabilities.

Cash Flows from Investing Activities

Our most significant component of cash used in investing activities involves our expenditures for real estate acquisitions. During the six months ended June 30, 2013, net cash used in investing activities from continuing operations was $1,707,000 compared to $90,438,000 during the six months ended June 30, 2012. The decrease was primarily attributed to the acquisition of eight properties within continuing operations during 2012 for an aggregate cash outlay of $89,016,000. No property acquisitions were completed in the six months ended June 30, 2013. Net cash provided by investing activities from discontinued operations during the six months ended June 30, 2013 primarily represented net cash received on the sale of Waianae Mall in January 2013. Net cash used in investing activities from discontinued operations during the six months ended June 30, 2012 was $10,082,000 which primarily represented the net cash outlay on the acquisition of Willow Run which was reclassified as held for sale in the six months ended June 30, 2013.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our initial public offering, debt financings and distributions paid to our stockholders. During the six months ended June 30, 2013, net cash used in financing activities from continuing operations was $6,887,000, compared to net cash provided by financing activities of $96,505,000 during the six months ended June 30, 2012. The primary components of net cash used in financing activities from continuing operations for the six months ended June 30, 2013 were repayments of notes payable ($5,647,000), an increase in restricted cash for financing related activities ($1,306,000) and cash distributions ($415,000). For the six months ended June 30, 2012, net cash provided by financing activities primarily related to proceeds received from our initial public offering ($43,198,000) and proceeds from the issue of notes payable related to our property acquisitions and refinancing of debt during the period ($218,240,000), net of repayments on our notes payable ($154,903,000).

Short-term Liquidity and Capital Resources

Our principal short-term demand for funds will be for the payment of operating expenses and the payment of principal and interest on our outstanding indebtedness. To date, our cash needs for operations have been covered from cash provided by property operations and the sale of shares of our common stock. Due to the termination of our initial public offering on February 7, 2013, we intend to fund our short-term operating cash needs from operations. Operating cash flows are expected to increase as operations in our existing portfolio stabilize and efficiencies are gained. Additionally, offering and organization costs associated with our initial public offering have been eliminated due to the termination of our initial public offering on February 7, 2013. Effective January 15, 2013, our monthly distributions have been suspended. Our board of directors periodically evaluates our ability to make quarterly distributions based on our other operational cash needs. Our board of directors has determined that quarterly distributions for the quarter ended June 30, 2013 will not be made due to the KeyBank prohibitions and our current cash flow and liquidity position.

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

KeyBank Credit Facility and Forbearance Agreement

On December 17, 2010, we, through our wholly owned subsidiary, TNP SRT Secured Holdings, LLC, or TNP SRT Holdings, entered into the Credit Facility with KeyBank and certain other lenders, which we collectively refer to as the “lenders,” to establish a revolving credit facility with an initial maximum aggregate commitment of $35,000,000. The Credit Facility initially consisted of an A tranche, or “Tranche A,” with an initial aggregate commitment of $25 million, and a B tranche, or “Tranche B,” with an initial aggregate commitment of $10 million. Tranche B under the Credit Facility terminated as of June 30, 2011. The aggregate commitment under Tranche A was subsequently increased on multiple occasions to a maximum of $45 million. As of June 30, 2013, the Credit Facility had an outstanding balance of $36,455,000, including debt reclassified under liabilities held for sale.

Under the Credit Facility, we are required to comply with certain restrictive and financial covenants. In January 2013, we became aware of a number of events of default under the Credit Facility relating to, among other things, our failure to use the net proceeds from our sale of our shares in our public offering and the sale of our assets to repay our borrowings under the Credit Facility and our failure to satisfy certain financial covenants under the Credit Facility, which we collectively refer to as the “existing events of default.” We also failed to comply with certain financial covenants as of March 31, 2013. Due to the existing events of default, KeyBank and the other lenders became entitled to exercise all of their rights and remedies under the Credit Facility and applicable law. On April 1, 2013, we entered into the Forbearance Agreement with KeyBank which amended the terms of the Credit Facility and addressed certain events of default under the Credit Facility.

On April 1, 2013, our OP, certain subsidiaries of our OP which are borrowers under the Credit Facility (which we collectively refer to as the “Borrowers”) and KeyBank, as lender and agent for the other lenders, entered into the Forbearance Agreement which amended the terms of the Credit Facility and provided for certain additional agreements with respect to the existing events of default. Pursuant to the terms of the Forbearance Agreement, KeyBank and the other lenders agreed to forbear the exercise of their rights and remedies with respect to the existing events of default until the earliest to occur of (1) July 31, 2013, (2) our default under or breach of any of the representations or covenants under the Forbearance Agreement or (3) the date any additional events of defaults (other than the existing events of default) under the Credit Facility occur or become known to KeyBank or any other lender, which we refer to as the “forbearance expiration date.” On July 31, 2013, our OP, the Borrowers and KeyBank entered into an amendment to the Forbearance Agreement which extended the forbearance period under the Forbearance Agreement from July 31, 2013 to January 31, 2014. Upon the forbearance expiration date, all forbearances, deferrals and indulgences granted by the lenders pursuant to the Forbearance Agreement, as amended, will automatically terminate and the lenders will be entitled to enforce, without further notice of any kind, any and all rights and remedies available to them as creditors at law, in equity, or pursuant to the Credit Facility or any other agreement as a result of the existing events of default or any additional events of default which occur or come to light following the date of the Forbearance Agreement, as amended.

The Forbearance Agreement, as amended, converted the entire outstanding principal balance under the Credit Facility, and all interest and other amounts payable under the Credit Facility, which we refer to as the “outstanding loan,” into a term loan which is due and payable in full on January 31, 2014. Pursuant to the Forbearance Agreement, as amended, we, our OP and every other Borrower under the Credit Facility must apply 100% of the net proceeds from, among other things, (1) the sale of our shares in our completed public offering or any other sale of securities by us, our OP or any other Borrower, (2) the sale or refinancing of any of our properties or other assets, and (3) the collection of insurance or condemnation proceeds due to any damage or destruction of our properties or any condemnation for public use of any of our properties, to the repayment of the outstanding loan. The Forbearance Agreement, as amended, provides that all commitments under the Credit Facility will terminate of January 31, 2014 and that, effective as of the date of the Forbearance Agreement, as amended, the lenders have no further obligation whatsoever to advance any additional loans or amounts under the Credit Facility. The Forbearance Agreement, as amended, also provides that neither we, our OP or any other borrower under the Credit Facility may, without KeyBank’s prior written consent, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness other than the existing indebtedness specified in the Forbearance Agreement, as amended, and any refinancing of such existing indebtedness which do not materially modify the terms of such existing indebtedness in a manner adverse to us or the lenders.

Pursuant to the Forbearance Agreement we, our OP and all of the Borrowers under the Credit Facility have jointly and severally agreed to pay to KeyBank (1) any and all out-of-pocket costs or expenses (including legal fees and disbursements) incurred or sustained by the lenders in connection with the preparation of the Forbearance Agreement and all related matters and (2) from time to time after the occurrence of any default under the Forbearance Agreement any out-of-pocket costs or expenses (including legal fees and consulting and other similar professional fees and expenses) incurred by the lenders in connection with the preservation of or enforcement of any rights of the lenders under the Forbearance Agreement and the Credit Facility. In connection with the execution of the Forbearance Agreement, we agreed to pay a market rate loan extension fee to KeyBank. In connection with the amendment of the Forbearance Agreement, we agreed to pay KeyBank an additional market rate loan extension fee.

Under the Forbearance Agreement, we are not permitted to make, without the lender’s consent, certain restricted payments (as defined in the Credit Facility) which includes the payment of distributions that are not required to maintain our REIT status.

Contractual Commitments and Contingencies

As of June 30, 2013, there have been no material changes in our enforceable and legally binding obligations, contractual obligations, and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Interim Financial Information

The financial information as of and for the period ended June 30, 2013 included in this quarterly report is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the six months ended June 30, 2013. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Limitation on Total Operating Expenses

We reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, except that we will not reimburse our advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter, and (2) 25% of our net income, as defined in our charter, or the 2/25 Limit, unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended June 30, 2013, our total operating expenses did not exceed the 2/25 Limit.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of June 30, 2013, we believe we are in compliance with the REIT qualification requirements.

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

Effective January 15, 2013, we announced that we will no longer be making monthly distributions. For so long as we remain in default under the terms of the Credit Facility, KeyBank prohibits the payment of distributions to our investors. Our board of directors periodically evaluates our ability to commence making quarterly distributions based on our other operational cash needs. Due to the KeyBank prohibitions on distributions, our board of directors has determined that quarterly distributions for the quarter ended June 30, 2013 will not be made.

The following table sets forth the distributions declared and paid to our common stockholders and holders of common units in our OP for the six months ended June 30, 2013 and the year ended December 31, 2012, respectively:

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2013 (4)	$636,000	$0.05833	$25,000	$390,000	$25,000	$246,000	$636,000
Second Quarter 2013	-	N/A	-	-	-	-	-
	$636,000		$25,000	$390,000	$25,000	$246,000	$636,000

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	$0.05833	76,000	1,015,000	76,000	709,000	1,724,000
Fourth Quarter 2012 (4)	1,259,000	$0.05833	51,000	1,274,000	76,000	607,000	1,881,000
	$5,953,000		$258,000	$3,876,000	$275,000	$2,292,000	$6,168,000

(1)	Distributions were generally declared monthly and are calculated at a monthly distribution rate of $0.05833 per share of common stock and common units in our OP.
(2)	Cash distributions were paid, and shares issued pursuant to our distribution reinvestment plan (“DRIP”), generally on a monthly basis. Cash distributions for all record dates of a given month were generally paid approximately 15 days following month end.
(3)	None of the holders of Common Units are participating in our DRIP, which was terminated effective February 7, 2013.
(4)	Distributions in the aggregate amount of $636,000 to common stockholders and $25,000 to holders of Common Units were declared on January 18, 2013.

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

Our calculation of FFO, MFFO and Adjusted MFFO and the reconciliation to net income (loss) is presented in the following table for the three and six months ended June 30, 2013 and 2012:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
FFO, MFFO and Adjusted MFFO	2013	2012	2013	2012
Net income (loss)	$(3,782,000)	$(4,118,000)	$(2,599,000)	$(8,483,000)
Adjustments (1):
(Gain)/loss on disposal of assets	111,000	-	(4,727,000)	-
Depreciation of real estate	1,890,000	1,254,000	3,730,000	2,237,000
Depreciation of real estate - discontinued operations	149,000	341,000	250,000	642,000
Amortization of in place leases and other intangibles	1,098,000	690,000	2,235,000	1,345,000
Amortization of in place leases and other intangibles - discontinued operations	82,000	183,000	186,000	344,000
FFO	(452,000)	(1,650,000)	(925,000)	(3,915,000)

FFO per share - basic	$(0.04)	$(0.18)	$(0.08)	$(0.48)

FFO per share - diluted	$(0.04)	$(0.18)	$(0.08)	$(0.48)

Adjustments:
Straight-line rent (2)	(196,000)	(149,000)	(544,000)	(293,000)
Straight-line rent - discontinued operations (2)	(11,000)	(24,000)	(25,000)	(45,000)
Transaction expenses (3)	266,000	1,532,000	317,000	3,432,000
Transaction expenses - discontinued operations (3)	-	326,000	-	326,000
Amortization of above market leases (4)	351,000	-	707,000	340,000
Amortization of above market leases - discontinued operations (4)	11,000	36,000	21,000	77,000
Amortization of below market leases (4)	(203,000)	(131,000)	(420,000)	(209,000)
Amortization of below market leases - discontinued operations (4)	(16,000)	(128,000)	(53,000)	(253,000)
Accretion of discounts on debt investments - discontinued operations	-	16,000	-	32,000
Amortization of debt discount	-	-	179,000	-
Realized losses from the early extinguishment of debt (5)	8,000	338,000	106,000	930,000
MFFO	(242,000)	166,000	(637,000)	422,000

MFFO per share - basic	$(0.02)	$0.02	$(0.06)	$0.05

MFFO per share - diluted	$(0.02)	$0.02	$(0.06)	$0.05

Adjustments:
Amortization of deferred financing costs (6)	281,000	252,000	569,000	534,000
Amortization of deferred financing costs - discontinued operations(6)	-	10,000	-	26,000
Non-recurring default interest, penalties and fees (7)	-	-	341,000	-
Adjusted MFFO	$39,000	$428,000	$273,000	$982,000

Adjusted MFFO per share - basic	$0.00	$0.05	$0.02	$0.12

Adjusted MFFO per share - diluted	$0.00	$0.05	$0.02	$0.12

Net income (loss) per share - basic (8)	$(0.33)	$(0.42)	$(0.23)	$(1.00)

Net income (loss) per share - diluted (8)	$(0.33)	$(0.42)	$(0.23)	$(1.00)

Weighted average common shares outstanding - basic	10,969,630	9,339,875	10,964,501	8,084,563

Weighted average common shares outstanding - diluted	10,969,630	9,339,875	10,964,501	8,084,563

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO.
(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(3)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition and certain disposition costs related to abandoned real estate sales, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our advisor or third parties. Acquisition and disposition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition and disposition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. In the event that future acquisitions are made and proceeds are not available from our initial public offering to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders.
(4)	Under GAAP, certain intangibles are accounted for at fair value and reviewed at least annually for impairment. Certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of other real estate related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(5)	Relates to the write-off of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt.
(6)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.
(7)	Adjustment for the non-recurring late payment charges and default interest paid on January 22, 2013 to cure the events of default under the Lahaina Loan.
(8)	Net loss per share relates to both common stockholders and non-controlling interests.

Related Party Transactions and Agreements

We had agreements with our former advisor and its affiliates whereby we agreed to pay certain fees to, or reimburse certain expenses of, our former advisor or its affiliates for acquisition fees and expenses, organization and offering costs, asset and property management fees and reimbursement of operating costs. Refer to “Note 11. RELATED PARTY TRANSACTIONS” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of June 30, 2013 and December 31, 2012, apart from a ground lease at the Lahaina Gateway property, which we disposed of pursuant to a deed-in-lieu-of-foreclosure transaction on August 1, 2013 (see “Subsequent Events” below), we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Lahaina Gateway property was encumbered by a ground lease which was assigned to us in connection with the acquisition of the property on November 9, 2012. The original lease term was for a period of 55 years, commencing on February 2, 2005 with an expiration date of February 1, 2060. The current annual base rent was $1,187,000, payable in monthly installments of approximately $99,000 through February 1, 2015.

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

Subsequent Events

Strategic Investment Transaction with Glenborough

SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough, acquired a twelve percent (12%) membership interest in TNP SRT Holdings pursuant to a Membership Interest Purchase Agreement by and among us, SRT Manager, TNP SRT Holdings, and our OP as of July 9, 2013. TNP SRT Holdings owned five of the twenty multi-tenant retail properties in our property portfolio. Following the acquisition of the membership interest by SRT Manager, the remaining eighty-eight percent (88%) membership interest in TNP SRT Holdings is held by the our OP. The day-to-day business, property and affairs of TNP SRT Holdings are under the management and control of SRT Manager as the sole manager of TNP SRT Holdings; provided, however, that our OP retains consent rights with respect to certain major decisions, including property sales, acquisition, leasing and financing. Our independent directors approved the transaction in order to help enable us to meet our short-term liquidity needs for operations, as well as to build working capital for future operations.

Amendment to Forbearance Agreement with KeyBank

On July 31, 2013, we, our OP, the Borrowers and KeyBank entered into an amendment to our Forbearance Agreement with KeyBank. The amendment provides that the lenders’ obligation to provide forbearance will terminate on the first to occur of (1) January 31, 2014, (2) a default under or breach of any of the representations, warranties or covenants of the Forbearance Agreement, or (3) an event of default (other than the existing events of default under the Forbearance Agreement) under the loan documents related to the Credit Facility occurring or becoming known to any lender. The amendment also provides that the entire outstanding principal balance, and all interest thereon, of the outstanding Tranche A loans under the Credit Facility will become due and payable in full on January 31, 2014. In connection with the Forbearance Agreement, the Borrowers and KeyBank entered into a Fee Letter pursuant to which the Borrowers paid KeyBank a market rate loan extension fee. In connection with the amendment to the Forbearance Agreement, the Borrowers and KeyBank entered into an amendment to the Fee Letter pursuant to which the Borrowers agreed to pay KeyBank an additional market rate loan extension fee.

Lahaina Property Deed in Lieu of Foreclosure Agreement

On November 9, 2012, TNP SRT Lahaina Gateway, LLC, or TNP SRT Lahaina, our wholly-owned subsidiary, financed TNP SRT Lahaina’s acquisition of a ground lease interest in the Lahaina Gateway property, a multi-tenant necessity retail center located in Lahaina, Maui, Hawaii, with the proceeds of a $29,000,000 loan, or the Lahaina loan, from DOF IV REIT Holdings, LLC, or the Lahaina lender. On August 1, 2013, in order to resolve its obligations under the Lahaina loan, mitigate certain risks presented by the terms of the Lahaina loan and avoid potential litigation and foreclosure proceedings (and the associated costs and delays), TNP SRT Lahaina granted and conveyed all of TNP SRT Lahaina’s right, title and interest in and to the leasehold estate in the Lahaina Gateway property, including all leases, improvements, licenses and permits and personal property related thereto, to DOF IV Lahaina, LLC, an affiliate of the Lahaina lender, pursuant to a Deed In Lieu Of Foreclosure Agreement by and among us, TNP SRT Lahaina and the Lahaina lender.

Expiration of Advisory Agreement; New Advisory Agreement

On August 6, 2013, we allowed our advisory agreement with our prior external advisor, TNP Strategic Retail Advisor, LLC, to expire without renewal.

On August 10, 2013, we, our OP and SRT Advisor, LLC, an affiliate of Glenborough, entered into an advisory agreement, pursuant to which SRT Advisor, LLC will serve as our new external advisor.

Changes to Management

Effective August 9, 2013, Anthony W. Thompson was removed from his position as our Co-Chief Executive Officer and President, Thomas O’Brien was removed from his position as our Co-Chief Executive Officer, and Dee R. Balch resigned from her positions as our Chief Financial Officer, Treasurer and Secretary and as a member of our board of directors.

Effective August 10, 2013, Andrew Batinovich was appointed as our Chief Executive Officer, Chief Financial Officer and a member of the board of directors.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. At June 30, 2013, we did not hold any positions in derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At June 30, 2013, the fair value of our fixed rate debt was $149,224,000 and the carrying value of our fixed rate debt was $148,475,000. The fair value estimate of our fixed rate debt was estimated using present value techniques utilizing contractual cash outflows and observable interest rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at June 30, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

At June 30, 2013, the fair value and carrying value of our variable rate debt, including debt reclassified under liabilities held for sale, was $36,455,000. Movements in interest rates on our variable rate debt would change our cash flows, but would not significantly affect the fair value of our debt. At June 30, 2013, we were exposed to market risks related to fluctuations in interest rates on $36,455,000 of variable rate debt outstanding. Our variable rate debt outstanding bears interest at the lesser of (1) the Adjusted LIBOR Rate (Index) as defined in the Credit Facility plus 3.50% per annum, or (2) the maximum rate of interest permitted by applicable law. The Index is further subject to a floor rate of 2.00%, resulting in a fully indexed floor rate of 5.50%. We estimate that a hypothetical increase or decrease in interest rates of 100 basis points would have no impact on future earnings as the floor rate would continue to be in effect. The one month LIBOR rate was 0.19% at June 30, 2013.

The weighted-average interest rates of our fixed rate debt and variable rate debt at June 30, 2013 were 6.72% and 5.50%, respectively. The weighted-average interest rate represents the actual interest rate in effect at June 30, 2013 (consisting of the contractual interest rate).

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

Internal Control Over Financial Reporting

In assessing our internal control over financial reporting, our management considered that during the fiscal quarter ended June 30, 2013, we amended our Consulting Agreement with Glenborough to expand the services provided to us by Glenborough to include, effective May 1, 2013, the provision of accounting services, to include all accounts receivable functions, including property rent and expense recovery billings and all property accounts payable and effective June 1, 2013, to further expand the services provided to us by Glenborough so that Glenborough assumed full responsibility for all of our accounting services.

Based on its assessment, our management concluded that, as of June 30, 2013, our internal control over financial reporting was effective.

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

None.

ITEM  1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Part I, Item 1A” of our Annual Report on Form 10-K for the year ended December 31, 2012.

There were no material changes from these risk factors during the three months ended June 30, 2013.

ITEM  2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

We have adopted a share redemption program that may provide limited liquidity to our stockholders. Our share redemption program was suspended effective January 15, 2013. During the three months ended June 30, 2013, there were no shares redeemed pursuant to our share redemption program.

ITEM  3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM  5. OTHER INFORMATION.

Execution of New Advisory Agreement

Effective August 6, 2013, we allowed our advisory agreement with our prior external advisor, TNP Strategic Retail Advisor, LLC, to expire without renewal. On August 10, 2013, we, our operating partnership and SRT Advisor, LLC, an affiliate of Glenborough which we refer to as our “advisor,” entered into a new advisory agreement pursuant to which our advisor will serve as our new external advisor, which we refer to as the “advisory agreement.”

Pursuant to the advisory agreement, we will pay our advisor the following fees, subject to certain limitations as set forth in the advisory agreement and our charter:

•	An acquisition fee equal to 1.0% of (1) the cost of each investment acquired directly by us or (2) our allocable cost of an investment acquired pursuant to a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments.

•	An origination fee equal to 1.0% of the amount funded by us to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. We will not pay an origination fee to our advisor with respect to any transaction pursuant to which we are required to pay our advisor an acquisition fee.

•	A financing coordination fee equal to 1.0% of the amount made available and/or outstanding under any (1) financing obtained or assumed, directly or indirectly, by us or our operating partnership and used to acquire or originate investments, or (2) the refinancing of any financing obtained or assumed, directly or indirectly, by us or our operating partnership.

•	A disposition fee of up to 50.0% of a competitive real estate commission, but not to exceed 3.0% of the contract sales price, in connection with the sale of an asset in which our advisor or any affiliate of our advisor provides a substantial amount of services, as determined by our independent directors.

•	An asset management fee equal to a monthly fee of one-twelfth (1/12th) of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non-cash reserves and depreciation) of all investments we own, including any debt attributable to such investments or (2) the fair market value of our investments (before non-cash reserves and deprecation) if our board of directors has authorized the estimate of a fair market value of our investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year.

•	Our operating partnership will reimburse our advisor for all offering and marketing related expenses incurred on our or our operating partnership’s behalf in connection with any private offering of undivided tenant-in-common interests in real property acquired by our operating partnership in an amount equal to up to 2.0% of the gross proceeds of such private offering.

In addition to the fees we will pay to our advisor, we or our operating partnership will pay directly or reimburse our advisor for all of the expenses paid or incurred by our advisor or its affiliates in connection with the services our advisor provides pursuant to the advisory agreement, subject to certain limitations as set forth in the advisory agreement.

Pursuant to the advisory agreement, we have undertaken to use commercially reasonable efforts to cause our operating partnership to issue to our advisor or one of its affiliates a separate series of limited partnership interests of our operating partnership in exchange for a capital contribution to our operating partnership of $1,000. The terms of the special units will be as set forth in the advisory agreement.

The advisory agreement has an initial one-year term, subject to an unlimited number of successive one-year renewal terms upon the mutual consent of the parties. Our independent directors will evaluate the performance of our advisor annually prior to renewing the term of the advisory agreement. The advisory agreement may be terminated (1) upon 60 days written notice without cause and without penalty by a majority of our independent directors, (2) immediately by us or our operating partnership for fraud, criminal conduct, misconduct or negligent breach of fiduciary duty by our advisor or a material breach of the advisory agreement by our advisor or upon the bankruptcy of our advisor, or (3) upon 60 days written notice by our advisor for a material breach of the advisory agreement by us or our operating partnership. Upon the termination of the advisory agreement, we will pay our advisor all unpaid reimbursements of expenses and all earned but unpaid fees payable to our advisor prior to such termination.

Pursuant to the terms and conditions set forth in the advisory agreement, we will indemnify and hold harmless our advisor and its affiliates, including their respective directors, from all liabilities or losses arising from or related to (1) any facts or circumstances existing on or prior to the date of the execution of the advisory agreement and (2) the performance of our advisor’s duties and obligations under the advisory agreement, and any related expenses, including reasonable attorneys’ fees, to the extent that such indemnification would not be inconsistent with the laws of the State of Maryland, our charter or the provisions of the NASAA REIT Guidelines.

The description of the terms of the advisory agreement set forth above is qualified in its entirety by the advisory agreement, a copy of which is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q.

Execution of Property Management Agreements

On August 10, 2013, in connection with our transition to our new advisor, wholly-owned subsidiaries of our operating partnership (which we refer to below as “we” and “us”) and Glenborough entered into property and asset management agreements with respect to each of our current properties (collectively, the “property management agreements” and each individually a “property management agreement”). Pursuant to the property management agreements, Glenborough or our “property manager,” will supervise, manage, lease, operate and maintain each of our properties on the terms and conditions set forth in the property management agreements.

Pursuant to each property management agreement, we will pay our property manager the following fees, subject to certain limitations as set forth in each property management agreement:

•	An annual property management fee equal to four percent (4.0%) of the “gross revenue” (as defined in the property management agreement) of the property subject to the property management agreement.

•	In connection with coordinating and facilitating all construction, including all maintenance, repairs, capital improvements, common area refurbishments and tenant improvements, on a project-by-project basis, a construction management fee equal to five percent (5.0%) of the hard costs for the project in question.

•	A reasonable market-based leasing fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants.

Each property management agreement has an initial term of one year and will automatically renew for successive one-year terms unless either party provides written notice to the other party at least thirty (30) days prior to the expiration of the then-current term; provided, that each property management agreement will automatically terminate upon the sale of the property subject to the property management agreement or any portion of such property (in which event the agreement will terminate only as to such portion of the property sold). We have the right to terminate each property management agreement upon thirty (30) days written notice to our property manager for (1) gross negligence or fraud by our property manager; (2) willful misconduct or a willful breach of the property management agreement by our property manager; or (3) the bankruptcy or insolvency of our property manager. In addition, we have the right to terminate each property management agreement for any reason upon sixty (60) days written notice to our property manager at any time after the end of the first year of the term of the property management agreement. Our property manager has the right to terminate each property management agreement (1) in the event that we are in default under the property management agreement and such default remains uncured for thirty (30) days following our receipt of notice thereof, or (2) for any reason upon sixty (60) days written notice to us at any time after the end of the first year of the term of the property management agreement.

The description of the terms of the property management agreements set forth above is qualified in its entirety by the property management agreements, copies of which are filed as Exhibits 10.8 through 10.26 to this Quarterly Report on Form 10-Q.

Changes to Our Management

Effective as of August 9, 2013, Anthony W. Thompson was removed from his positions as our Co-Chief Executive Officer and President, Thomas O’Brien was removed from his positions as our Co-Chief Executive Officer, and Dee R. Balch resigned from her positions as our Chief Financial Officer, Treasurer and Secretary and as a member of our board of directors. Ms. Balch’s resignation from her position as a member of our board of directors was not the result of any disagreement with us relating to our operations, policies or practices. Mr. Thompson will remain a member of our board of directors until the expiration of his current term or his earlier resignation; provided however, that he has been removed as Chairman of our board of directors.

Effective as of August 10, 2013, Andrew Batinovich was appointed as our Chief Executive Officer and Chief Financial Officer and was appointed to our board of directors to fill the vacancy created by the resignation of Ms. Balch.

Set forth below is biographical information with respect to Mr. Batinovich:

Andrew Batinovich, age 54, serves as President and Chief Executive Officer of Glenborough, a privately held full service real estate investment and management company focused on the acquisition, management and leasing of institutional quality commercial properties. From December 2006 to October 2010, Mr. Batinovich served as President and Chief Executive Officer of Glenborough Acquisition Co., a company formed by an affiliate of Morgan Stanley which acquired Glenborough Realty Trust, a NYSE listed REIT focused on high quality office assets, in 2010 in a transaction valued at $1.9 billion. In 1996 Mr. Batinovich co-founded Glenborough Realty Trust, and served as President from 1997 to 2010 and as Chief Executive Officer from 2003 to 2010. Mr. Batinovich also served as Glenborough Realty Trust’s Chief Operating Officer from 1996 to 2002 and Chief Financial Officer from 1996 to 1997. Prior to founding Glenborough Realty Trust, Mr. Batinovich served as Chief Operating Officer and Chief Financial Officer of Glenborough Corporation, a private real estate investment and management company, from 1984 until Glenborough Realty Trust’s merger with Glenborough Realty Trust in 1996. Prior to joining Glenborough Corporation in 1983, Mr. Batinovich was an officer of Security Pacific National Bank. Mr. Batinovich has served as an independent director of Sunstone Hotel Investors (SHO: NYSE), a public REIT which invests in hotel properties, since November 2011, and as an independent director of RAIT Financial Trust (RAS: NYSE), a public REIT which provides debt financing options to owners of commercial real estate and invests directly into commercial real estate, since March 2013. In addition, Mr. Batinovich is currently an independent director of G. W. Williams Co., a privately owned real estate company primarily focused on West Coast multi-family properties. Mr. Batinovich is a member of the Association of Foreign Investors in Real Estate and the Building Owners and Managers Association (“BOMA”) and is a past member of the BOMA National Advisory Committee. Mr. Batinovich serves as a trustee of the American University of Paris. Mr. Batinovich earned a BA in International Business Administration from the American University of Paris.

Mr. Batinovich is the President and Chief Executive Officer of Glenborough, and the President and Chief Executive Officer of our advisor, SRT Advisor, LLC, an affiliate of Glenborough. Pursuant to our advisory agreement with our advisor, we pay our advisor significant fees in exchange for advisory services and reimburse our advisor for certain costs and expenses incurred by our advisor in connection with providing such advisory services. In addition, Glenborough serves as the property manager for each of our properties. Pursuant to the property and asset management agreements with respect to each of our properties, Glenborough will receive significant property and construction management and other fees from us. In December 2012, we entered into a consulting agreement with Glenborough to assist us through the process of transitioning to a new external advisor. Pursuant to the consulting agreement, we agreed to pay Glenborough a monthly consulting fee and reimburse Glenborough for its reasonable out-of-pocket expenses. From December 2012 through April 2013, we paid Glenborough a monthly consulting fee of $75,000 pursuant to the consulting agreement. Effective May 1, 2013, we amended the consulting agreement to expand the services provided to us by Glenborough to include accounting services and thereby increasing the monthly consulting fee to $90,000. On August 10, 2013, in connection with the execution of our advisory agreement with our advisor, we terminated the consulting agreement. During the full term of the consulting agreement, consulting and accounting services provided by Glenborough totalled $637,000 and we reimbursed Glenborough $16,000 in expenses. Additionally, in connection with the execution of our advisory agreement, Glenborough has agreed to refund $150,000 in consulting fees in the third quarter of 2013.

ITEM  6. EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2013.

TNP Strategic Retail Trust, Inc.

By:	/s/ ANDREW BATINOVICH
Andrew Batinovich
Chief Executive Officer (Principal Executive Officer)
By:	/s/ ANDREW BATINOVICH
Andrew Batinovich
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2	Bylaws of TNP Strategic Retail Trust, Inc. (incorporated by reference as Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

4.1	Form of Subscription Agreement (incorporated by reference to Appendix C to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix D to the Registrant’s prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).

10.1	Deed In Lieu Of Foreclosure Agreement, dated as of June 10 2013, by and among DOF IV REIT Holdings, LLC, TNP SRT Lahaina Gateway, LLC and TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013)

10.2	Covenant Not To Sue, dated as of June 10, 2013, by and among DOF IV REIT Holdings, LLC, TNP SRT Lahaina Gateway, LLC, TNP Strategic Retail Trust, Inc., TNP SRT Lahaina Gateway Mezz, LLC and TNP SRT Lahaina Gateway Mezz Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013)

10.3	Release of Claims, dated as of June 10, 2013 and effective as of August 1, 2013, by and among TNP SRT Lahaina Gateway, LLC, TNP Strategic Retail Trust, Inc., TNP SRT Lahaina Gateway Mezz, LLC and TNP SRT Lahaina Gateway Mezz Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013)

10.4	Indemnity (Lahaina Gateway), dated as of June 10, 2013, by TNP Strategic Retail Trust, Inc. in favor of DOF IV REIT Holdings, LLC, DOF IV Lahaina, LLC, Torchlight Loan Services, LLC and Torchlight Investors, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013)

10.5	Second Omnibus Amendment to Loan Documents, dated as of June 10, 2013 and effective as of August 1, 2013, by and among Torchlight Debt Opportunity Fund III, LLC and TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013)

10.6	Indemnity (Constitution Trail), dated as of June 10, 2013 and effective as of August 1, 2013, by TNP Strategic Retail Trust, Inc. and TNP SRT Constitution Trail, LLC in favor of Torchlight Debt Opportunity Fund III, LLC, TL DOP III Holding Corporation, Torchlight Loan Services, LLC and Torchlight Investors, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2013)

10.7	Advisory Agreement, dated as of August 10, 2013, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP, and SRT Advisor, LLC

10.8	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Aurora Commons, LLC and Glenborough, LLC

10.9	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC

10.10	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Bloomingdale Hills, LLC and Glenborough, LLC

10.11	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Constitution Trail, LLC and Glenborough, LLC

10.12	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Craig Promenade, LLC and Glenborough, LLC

10.13	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC

10.14	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC

10.15	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio I, LLC and Glenborough, LLC

10.16	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC

10.17	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio I, LLC and Glenborough, LLC

10.18	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Osceola Village, LLC and Glenborough, LLC

10.19	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio I, LLC and Glenborough, LLC

10.20	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT San Jacinto, LLC and Glenborough, LLC

10.21	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Summit Point, LLC and Glenborough, LLC

10.22	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio I, LLC and Glenborough, LLC

10.23	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC

10.24	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Visalia Marketplace, LLC and Glenborough, LLC

10.25	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Willow Run, LLC and Glenborough, LLC

10.26	Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Woodland West, LLC and Glenborough, LLC

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.