Form 10-Q
period 2013-09-30
Strategic Realty Trust, Inc.
filed 2013-11-14
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-54376

STRATEGIC REALTY TRUST, INC.
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

As of November 8, 2013, there were 10,969,714 shares of the Registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC.
INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	2

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012	3

	Condensed Consolidated Statement of Equity for the nine months ended September 30, 2013	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	47

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 1A.	Risk Factors	49

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 3.	Defaults Upon Senior Securities	50

Item 4.	Mine Safety Disclosures	50

Item 5.	Other Information	50

Item 6.	Exhibits	50

Signatures		51

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three and nine months ended September 30, 2013 have been prepared by Strategic Realty Trust, Inc., formerly known as TNP Strategic Retail Trust, Inc., (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013. The financial statements herein should also be read in conjunction with the notes to the financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM  1.       FINANCIAL STATEMENTS

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Investments in real estate
Land	$49,546,000	$61,449,000
Building and improvements	115,218,000	161,703,000
Tenant improvements	9,221,000	11,846,000
	173,985,000	234,998,000
Accumulated depreciation	(10,651,000)	(7,992,000)
Investments in real estate, net	163,334,000	227,006,000
Cash and cash equivalents	1,390,000	1,707,000
Restricted cash	4,440,000	4,283,000
Prepaid expenses and other assets, net	1,813,000	1,187,000
Amounts due from affiliates	-	1,063,000
Tenant receivables, net	2,991,000	3,180,000
Lease intangibles, net	17,289,000	33,735,000
Assets held for sale	40,800,000	25,771,000
Deferred financing costs, net	2,349,000	3,527,000
TOTAL ASSETS	$234,406,000	$301,459,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable	$120,575,000	$190,577,000
Accounts payable and accrued expenses	3,015,000	5,592,000
Amounts due to affiliates	572,000	755,000
Other liabilities	3,282,000	3,303,000
Liabilities related to assets held for sale	40,716,000	21,277,000
Below market lease intangibles, net	6,914,000	11,828,000
TOTAL LIABILITIES	175,074,000	233,332,000
Commitments and contingencies
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized, 10,969,714 issued and outstanding at September 30, 2013, 10,893,227 issued and outstanding at December 31, 2012	110,000	109,000
Additional paid-in capital	96,253,000	95,567,000
Accumulated deficit	(41,096,000)	(30,160,000)
Total stockholders' equity	55,267,000	65,516,000
Non-controlling interests	4,065,000	2,611,000
TOTAL EQUITY	59,332,000	68,127,000
TOTAL LIABILITIES AND EQUITY	$234,406,000	$301,459,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
Rental and reimbursements	$4,599,000	$5,227,000	$15,776,000	$14,027,000
Expense:
Operating and maintenance	1,731,000	1,902,000	6,041,000	4,723,000
General and administrative	706,000	993,000	3,689,000	2,595,000
Depreciation and amortization	2,310,000	2,271,000	6,581,000	5,834,000
Transaction expenses	(4,000)	406,000	38,000	3,334,000
Interest expense	2,187,000	2,364,000	7,014,000	7,981,000
	6,930,000	7,936,000	23,363,000	24,467,000
Loss from continuing operations	(2,331,000)	(2,709,000)	(7,587,000)	(10,440,000)

Discontinued operations:
Loss from discontinued operations	(296,000)	(561,000)	(2,366,000)	(1,313,000)
Gain (loss) on impairment and disposal of real estate	(161,000)	118,000	4,566,000	118,000
Loss on extinguishment of debt	(5,394,000)	-	(5,394,000)	-
Loss from discontinued operations	(5,851,000)	(443,000)	(3,194,000)	(1,195,000)

Net loss	(8,182,000)	(3,152,000)	(10,781,000)	(11,635,000)
Net loss attributable to non-controlling interests	(383,000)	(122,000)	(481,000)	(517,000)
Net loss attributable to common shares	$(7,799,000)	$(3,030,000)	$(10,300,000)	$(11,118,000)

Basic loss per common share:
Continuing operations	$(0.20)	$(0.25)	$(0.66)	$(1.11)
Discontinued operations	(0.51)	(0.04)	(0.28)	(0.13)
Net loss applicable to common shares	$(0.71)	$(0.29)	$(0.94)	$(1.24)

Diluted loss per common share:
Continuing operations	$(0.20)	$(0.25)	$(0.66)	$(1.11)
Discontinued operations	(0.51)	(0.04)	(0.28)	(0.13)
Net loss applicable to common shares	$(0.71)	$(0.29)	$(0.94)	$(1.24)
Weighted average shares outstanding used to calculate loss per common share:
Basic	10,967,963	10,616,610	10,964,563	8,956,275
Diluted	10,967,963	10,616,610	10,964,563	8,956,275

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Number of		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Shares	Par Value	Paid-in Capital	Deficit	Equity	Interests	Equity
BALANCE — December 31, 2012	10,893,227	$109,000	$95,567,000	$(30,160,000)	$65,516,000	$2,611,000	$68,127,000
Issuance of common shares	50,547	1,000	501,000	-	502,000	-	502,000
Issuance of common units	-	-	(73,000)	-	(73,000)	73,000	-
Issuance of member interests	-	-	-	-	-	1,929,000	1,929,000
Offering costs	-	-	(21,000)	-	(21,000)	-	(21,000)
Stock compensation expense	-	-	33,000	-	33,000	-	33,000
Issuance of common shares under DRIP	25,940	-	246,000	-	246,000	-	246,000
Distributions	-	-	-	(636,000)	(636,000)	(67,000)	(703,000)
Net loss	-	-	-	(10,300,000)	(10,300,000)	(481,000)	(10,781,000)
BALANCE — September 30, 2013	10,969,714	$110,000	$96,253,000	$(41,096,000)	$55,267,000	$4,065,000	$59,332,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(10,781,000)	$(11,635,000)
Loss from discontinued operations	(3,194,000)	(1,195,000)
Loss from continuing operations	(7,587,000)	(10,440,000)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Gain on sale of real estate	-	(118,000)
Straight-line rent	(340,000)	(527,000)
Amortization of deferred costs and note payable premium/discount	1,178,000	1,725,000
Depreciation and amortization	6,581,000	5,834,000
Amortization of above and below-market leases	124,000	(38,000)
Bad debt expense	572,000	278,000
Stock-based compensation expense	33,000	65,000
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	(732,000)	1,307,000
Tenant receivables	(260,000)	(604,000)
Prepaid rent	(381,000)	-
Accounts payable and accrued expenses	(2,577,000)	1,324,000
Amounts due to affiliates	880,000	(14,000)
Other liabilities	660,000	314,000
Net change in restricted cash for operational expenditures	(32,000)	(1,592,000)
Net cash used in operating activities - continuing operations	(1,881,000)	(2,486,000)
Net cash provided by operating activities - discontinued operations	807,000	683,000
	(1,074,000)	(1,803,000)
Cash flows from investing activities:
Investments in real estate and real estate lease intangibles	-	(72,489,000)
Improvements, capital expenditures, and leasing costs	(346,000)	(1,006,000)
Tenant lease incentive	31,000	(17,000)
Real estate deposits	-	1,250,000
Cash held in 1031 exchange	-	(1,253,000)
Net change in restricted cash for capital expenditures	(498,000)	(745,000)
Net cash used in investing activities - continuing operations	(813,000)	(74,260,000)
Net cash provided by (used in) investing activities - discontinued operations	6,172,000	(24,468,000)
	5,359,000	(98,728,000)
Cash flows from financing activities:
Proceeds from issuance of common stock	502,000	45,148,000
Proceeds from issuance of member interests	1,929,000	-
Redemption of common stock	-	(243,000)
Distributions	(457,000)	(2,799,000)
Payment of offering costs	(21,000)	(6,520,000)
Proceeds from notes payable	500,000	140,178,000
Repayment of notes payable	(5,147,000)	(74,722,000)
Payment of loan fees and financing costs	-	(2,478,000)
Net change in restricted cash for financing activities	373,000	(1,033,000)
Net cash provided by (used in) financing activities - continuing operations	(2,321,000)	97,531,000
Net cash provided by (used in) financing activities - discontinued operations	(2,281,000)	3,829,000
	(4,602,000)	101,360,000
Net increase (decrease) in cash and cash equivalents	(317,000)	829,000
Cash and cash equivalents – beginning of period	1,707,000	2,052,000
Cash and cash equivalents – end of period	$1,390,000	$2,881,000
Supplemental disclosure of non-cash investing and financing activities:
Common units issued in acquisition of real estate	$-	$1,371,000
1031 exchange proceeds used in acquisition of real estate	$-	$2,508,000
Notes payable balance assumed on sale of real estate	$19,717,000	$-
Notes payable balance on extinguishment of debt	$28,000,000	$-
Investments in real estate transferred related to deed in lieu transaction	$34,070,000	$-
Issuance of common stock under DRIP	$246,000	$1,685,000
Cash distributions declared but not paid	$42,000	$408,000
Cash paid for interest	$7,150,000	$7,454,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(Unaudited)

1. ORGANIZATION AND BUSINESS

Strategic Realty Trust, Inc. (the “Company”) was formed on September 18, 2008 as a Maryland corporation. Effective August 22, 2013, the Company changed its name from TNP Strategic Retail Trust, Inc. to Strategic Realty Trust, Inc. The Company believes it qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), and has elected REIT status beginning with the taxable year ended December 31, 2009, the year in which the Company began material operations. The Company was initially capitalized by the sale of shares of common stock to Thompson National Properties, LLC (“TNP LLC”) on October 16, 2008.

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

On June 15, 2012, the Company filed a registration statement on Form S-11 with the SEC to register up to $900,000,000 in shares of the Company’s common stock in a follow-on public offering. The Company subsequently determined not to proceed with the follow-on public offering and on March 1, 2013, the Company requested that the SEC withdraw the registration statement for the follow-on public offering, effective immediately. As a result of the termination of the Offering and the withdrawal of the registration statement for the Company’s follow-on public offering, offering proceeds are not currently available to fund the Company’s cash needs, and will not be available until the Company is able to successfully engage in an offering of its securities. The Company currently does not expect to commence a follow-on offering.

On August 7, 2013, the Company allowed its existing advisory agreement (the “Prior Advisory Agreement”) with the Company’s prior advisor, TNP Strategic Retail Advisor, LLC (the “Prior Advisor”), to expire without renewal. On August 10, 2013, the Company entered into a new advisory agreement (the “Advisory Agreement”) with SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”). Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement.  Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of high quality commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry.

In December 2012, the Company entered into a consulting agreement with Glenborough to assist the Company with the process of transitioning to a new external advisor as well as to provide other services (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Company paid Glenborough a monthly consulting fee and reimbursed Glenborough for its reasonable out-of-pocket expenses. From December 2012 through April 2013, the Company agreed to pay Glenborough a monthly consulting fee of $75,000 pursuant to the Consulting Agreement. Effective May 1, 2013, the Company and Glenborough amended the Consulting Agreement to expand the services provided to the Company by Glenborough to include accounting services and increase the monthly consulting fee payable to Glenborough to $90,000. On August 10, 2013, in connection with the execution of the Advisory Agreement, the Company terminated the Consulting Agreement. In connection with the execution of the Advisory Agreement, in August 2013, Glenborough rebated $150,000 of consulting fees to the Company.

Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (formerly TNP Strategic Retail Trust Operating Partnership, L.P.), a Delaware limited partnership (the “OP”). The initial limited partners of the OP were Prior Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company affiliated with Prior Advisor (“TNP Holdings”). Prior Advisor invested $1,000 in the OP in exchange for common units of the OP (“Common Units”) and TNP Holdings invested $1,000 in the OP in exchange for a separate class of limited partnership units (the “Special Units”). As the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of September 30, 2013 and December 31, 2012 the Company owned 96.2% of the limited partnership interest in the OP. As of September 30, 2013 and December 31, 2012, Prior Advisor owned 0.01% of the limited partnership interest in the OP. TNP Holdings owned 100% of the outstanding Special Units as of December 31, 2012. Following the expiration of the Prior Advisory Agreement, the Special Units owned by TNP Holdings were redeemed for cause, as defined in the Prior Advisor Agreement. In connection with the execution of the Advisory Agreement, the Advisor or its affiliate was to contribute $1,000 to the OP in exchange for a separate class of Special Units. This transaction has been delayed by mutual agreement of the parties and continues to be contemplated.

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

The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses and interest on outstanding indebtedness and the payment of distributions to stockholders. Substantially all of the proceeds of the completed Offering have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of various fees and expenses such as acquisition fees and management fees and for payment of distributions to stockholders. As discussed below, the Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to the Company from any sale of equity that it conducts in the future. The Company expects that its investment activities will be significantly reduced for the foreseeable future until it is able to identify other significant sources of financing. The Company also has suspended its share redemption program and dividend distributions until the refinancing of the Company’s credit agreement with KeyBank National Association (“KeyBank”) following the expiration of the Company’s forbearance agreement with KeyBank (see Note 6. NOTES PAYABLE). For so long as the Company remains in default under the terms of the KeyBank financing, the Company’s credit facility with KeyBank prohibits the payment of distributions to investors in the Company.

On August 2, 2012, the Company, the OP and Prior Advisor entered into an amendment to the Company’s Advisory Agreement, effective as of August 7, 2012, which, among other things, required the Prior Advisor to cause the Company to maintain at all times a cash reserve of at least $4,000,000 and provided that Prior Advisor may deploy any cash proceeds in excess of the cash reserve for the Company’s business pursuant to the terms of the Prior Advisory Agreement. As a result of the significant cash required to complete the Company’s acquisition of the Lahaina Gateway property on November 9, 2012, and the additional cash required by the mortgage lender for the Lahaina Gateway property acquisition for reserves and mandatory principal payments, the Company’s cash and cash equivalents had fallen to approximately $492,000 at June 30, 2013, significantly below the $4,000,000 cash reserve required under the Prior Advisory Agreement. The current Advisory Agreement does not contain a similar restriction. The Company’s cash and cash equivalents will remain significantly limited until the Company finds other sources of cash, such as from borrowings, sales of equity capital or sales of assets. Although no assurances may be given, the Company believes that its current cash from operations will be sufficient to support the Company’s ongoing operations, including its debt service payments, other than the required payment on the Company’s credit agreement with KeyBank following the expiration of the Company’s forbearance agreement with KeyBank (see discussion below).

On April 1, 2013, the Company entered into a forbearance agreement with respect to the Company’s credit agreement with KeyBank, and on July 31, 2013 the Company entered into an amendment to the forbearance agreement which extended the term of the forbearance period (see additional discussion in Note 6. NOTES PAYABLE).  On or before the expiration of the forbearance period, the Company currently intends to refinance a portion of the credit agreement with KeyBank or another lender, and pay down a portion of the balance of the credit agreement with proceeds from the disposition of certain properties securing the credit agreement.

The Company has invested in a portfolio of income-producing retail properties throughout the United States, with a focus on grocery anchored multi-tenant retail centers in the Western United States, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. As of September 30, 2013, the Company’s portfolio was comprised of 19 properties with approximately 1,900,000 rentable square feet of retail space located in 13 states. As of September 30, 2013, the rentable space at the Company’s retail properties was 87% leased.

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

The condensed consolidated financial statements include the accounts of the Company, the OP, and their direct and indirect owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included.

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2013, the Company did not have any joint ventures or variable interests in any variable interest entities.

Non-Controlling Interests

The Company’s non-controlling interests are comprised primarily of the Common Units in the OP and membership interest in SRT Secured Holdings, LLC (“Secured Holdings”), formerly known as TNP SRT Secured Holdings, LLC, the Company’s subsidiary. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the condensed consolidated financial statements, but separate from the parent’s stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) available to common stockholders on the statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with FASB ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the condensed consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made, and the resulting adjustment is recorded in the condensed consolidated statement of operations. All non-controlling interests at September 30, 2013 qualified as permanent equity.

Use of Estimates

The preparation of the Company’s financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and the Company’s disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s financial statements, and actual results could differ from the estimates or assumptions used by management. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s results of operations to those of companies in similar businesses. The Company considers significant estimates to include the carrying amounts and recoverability of investments in real estate, impairments, real estate acquisition purchase price allocations, allowance for doubtful accounts, estimated useful lives to determine depreciation and amortization and fair value determinations, among others.

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

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in tenant receivables on the condensed consolidated balance sheets, was $1,498,000 and $1,380,000 at September 30, 2013 and December 31, 2012, respectively.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a national or regionally based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, the Company does not obtain security from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of September 30, 2013, Schnuck Markets, Inc. is the Company’s largest tenant (by square feet) and accounted for approximately 127,835 square feet, or approximately 7% of the Company’s gross leasable area, and approximately $832,000, or 4% of the Company’s annual minimum rent. Publix, another large tenant, accounted for approximately 5% of the Company’s annual minimum rent.  No other tenant accounted for over 5% of the Company’s annual minimum rent. There was $107,000 in outstanding receivables from Schnuck Markets, Inc. at September 30, 2013.

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2013, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 21 years with a weighted-average remaining term (excluding options to extend) of eight years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled $379,000 and $651,000 as of September 30, 2013 and December 31, 2012, respectively.

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

Acquisition costs are expensed as incurred and costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the nine months ended September 30, 2013, the Company did not acquire any properties. During the nine months ended September 30, 2012, the Company acquired nine properties; Morningside Marketplace (“Morningside Marketplace”), Woodland West Marketplace (“Woodland West”), Ensenada Square (“Ensenada Square”), the Shops at Turkey Creek (“Turkey Creek”), Aurora Commons (“Aurora Commons”), Florissant Marketplace (“Florissant”), Willow Run Shopping Center (“Willow Run”), Bloomingdale Hills (“Bloomingdale Hills”) and Visalia Marketplace (“Visalia Marketplace”) for an aggregate purchase price of $103.4 million. The Company recorded these acquisitions as business combinations and incurred $3,037,000 of acquisition costs. Costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable and costs incurred which are expected to result in future period disposals of property not currently classified as held for sale properties have been expensed and are also classified in the condensed consolidated statement of operations as transaction expenses.

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

Investments in Real Estate

Real property is recorded at estimated fair value at time of acquisition with subsequent additions at cost, less accumulated depreciation and amortization. Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of predevelopment and certain direct and indirect costs of development. Costs related to business combinations are expensed as incurred, and are included in transaction expense in the Company’s condensed consolidated statements of operations.

Depreciation and amortization is computed using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 48 years
Exterior improvements	10 - 20 years
Equipment and fixtures	5 - 10 years

Tenant improvement costs recorded as capital assets are depreciated over the shorter of (1) the tenant’s remaining lease term or (2) the life of the improvement.

Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sale capitalization rates. The Company did not record any impairment losses on its investments in real estate and related intangible assets during the three and nine months ended September 30, 2013 and 2012.

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

During the three months ended March 31, 2013, the Company completed the sale of the Waianae Mall in Waianae, Hawaii (acquired in June 2010), for a sales price of $30,500,000. The Company classified assets and liabilities (including the mortgage debt) related to Waianae Mall as held for sale in the consolidated balance sheet at December 31, 2012. The results of operations related to Waianae Mall were classified as discontinued operations for the three and nine months ended September 30, 2013 and 2012.

During the three months ended June 30, 2013, the Company announced a plan to place Craig Promenade and Willow Run on the market for sale, and during the three months ended September 30, 2013, Visalia Marketplace was added to the plan and also placed on the market for sale. All three of the properties secure the revolving credit facility with KeyBank (see Note 6. NOTES PAYABLE). If the Company is successful in selling any of the properties placed on the market for sale on acceptable terms, net proceeds from the sale of the properties will be used to pay down the Company’s revolving credit facility with KeyBank. The results of operations related to these properties were classified as discontinued operations for the three and nine months ended September 30, 2013 and 2012. None of the three properties were classified as held for sale at December 31, 2012.

On November 9, 2012, TNP SRT Lahaina Gateway, LLC, the Company’s wholly-owned subsidiary (“TNP SRT Lahaina”), financed TNP SRT Lahaina’s acquisition of a ground lease interest in the Lahaina Gateway property, a multi-tenant necessity retail center located in Lahaina, Maui, Hawaii, with the proceeds of a loan (the "Lahaina Loan") from DOF IV REIT Holdings, LLC (the "Lahaina Lender").  On August 1, 2013, in order to resolve its obligations under the Lahaina Loan, mitigate certain risks presented by the terms of the Lahaina loan and avoid potential litigation and foreclosure proceedings (and the associated costs and delays), TNP SRT Lahaina granted and conveyed all of TNP SRT Lahaina’s right, title and interest in and to the leasehold estate in the Lahaina Gateway property, including all leases, improvements, licenses and permits and personal property related thereto, to DOF IV Lahaina, LLC, an affiliate of the Lahaina Lender, pursuant to a Deed In Lieu Of Foreclosure Agreement by and among the Company, TNP SRT Lahaina and the Lahaina lender.  For the three and nine months ended September 30, 2013, the Company realized a loss of $5,394,000 associated with the Deed In Lieu transaction (see Note 6. NOTES PAYABLE). The loss and the results of operations related to TNP SRT Lahaina were classified as discontinued operations, loss on extinguishment of debt, for the three and nine months ended September 30, 2013 and 2012. The parcel was not classified as held for sale at December 31, 2012.

On December 4, 2012, the Company entered into a purchase and sale agreement, as amended, with a third party for the sale of the office building at the Aurora Commons property (acquired in March 2012). On or about May 9, 2013, the purchase and sale agreement, as amended, for the sale of the office building at the Aurora Commons property expired and the buyer did not release the contingencies in the purchase and sale agreement. The Company classified assets and liabilities related to the office portion of the Aurora Commons property as held for sale in the consolidated balance sheet at December 31, 2012. The results of operations related to the office building at Aurora Commons, previously classified as discontinued operations for the three months ended March 31, 2013, were included within continuing operations for the nine months ended September 30, 2013 and all previously unrecorded depreciation was recorded.

Discontinued operations for the three and nine months ended September 30, 2012 included the operating results of five land parcels at Morningside Marketplace and Osceola Village which were sold in 2012, as well as, the operating results related to Craig Promenade, Willow Run, Visalia Marketplace, and Waianae Mall.

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2013 and 2012, are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues from rental property	$1,526,000	$2,059,000	$7,080,000	$4,981,000
Rental property expenses	(759,000)	(913,000)	(3,401,000)	(1,903,000)
Depreciation and amortization	(571,000)	(948,000)	(2,744,000)	(1,953,000)
Transaction expenses	-	(520,000)	(78,000)	(846,000)
Interest	(492,000)	(239,000)	(3,223,000)	(1,592,000)
Operating loss from discontinued operations	(296,000)	(561,000)	(2,366,000)	(1,313,000)
Gain (loss) on impairment and disposal of real estate	(161,000)	118,000	4,566,000	118,000
Loss on extinguishment of debt	(5,394,000)	-	(5,394,000)	-
Loss from discontinued operations	$(5,851,000)	$(443,000)	$(3,194,000)	$(1,195,000)

The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets are as follows:

	September 30,	December 31,
	2013	2012
ASSETS
Investments in real estate
Land	$11,563,000	$10,760,000
Building and improvements	23,488,000	13,937,000
Tenant improvements	1,572,000	689,000
	36,623,000	25,386,000
Accumulated depreciation	(2,227,000)	(2,324,000)
Investments in real estate, net	34,396,000	23,062,000
Restricted cash	-	358,000
Prepaid expenses and other assets, net	18,000	37,000
Tenant receivables	148,000	261,000
Lease intangibles, net	6,238,000	1,955,000
Deferred financing fees, net	-	98,000
Assets held for sale	$40,800,000	$25,771,000
LIABILITIES
Notes payable	$36,455,000	$19,571,000
Accounts payable and accrued expenses	-	247,000
Other liabilities	331,000	235,000
Below market lease intangibles, net	3,930,000	1,224,000
Liabilities related to assets held for sale	$40,716,000	$21,277,000

Amounts above are being presented at the lower of carrying value and estimated fair value less costs to sell.

4. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2013, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 21 years with a weighted-average remaining term (excluding options to extend) of eight years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated unaudited balance sheets and totaled $379,000 and $651,000 as of September 30, 2013 and December 31, 2012, respectively.

As of September 30, 2013, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

October 1 through December 31, 2013	$3,903,000
2014	15,420,000
2015	14,231,000
2016	13,013,000
2017	11,789,000
Thereafter	66,832,000
$125,188,000

5. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of September 30, 2013 and December 31, 2012, the Company’s acquired lease intangibles and below-market lease liabilities were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Cost	$23,570,000	$39,853,000	$(7,983,000)	$(12,764,000)
Accumulated amortization	(6,281,000)	(6,118,000)	1,069,000	936,000
	$17,289,000	$33,735,000	$(6,914,000)	$(11,828,000)

Increases (decreases) in net income as a result of amortization of the Company’s lease intangibles and below-market lease liabilities for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	For the Three Months Ended Sept. 30,		For the Three Months Ended Sept. 30,
	2013	2012	2013	2012
Amortization and accelerated amortization	$(943,000)	$(1,020,000)	$229,000	$175,000

	For the Nine Months Ended Sept. 30,		For the Nine Months Ended Sept. 30,
	2013	2012	2013	2012
Amortization and accelerated amortization	$(2,787,000)	$(2,696,000)	$560,000	$380,000

The scheduled amortization of lease intangibles and below-market lease liabilities as of September 30, 2013 was as follows:

	Acquired	Below-market
	Lease	Lease
	Intangibles	Liabilities
October 1 through December 31, 2013	$813,000	$(158,000)
2014	2,712,000	(587,000)
2015	2,168,000	(500,000)
2016	1,820,000	(442,000)
2017	1,589,000	(385,000)
Thereafter	8,187,000	(4,842,000)
	$17,289,000	$(6,914,000)

6. NOTES PAYABLE

As of September 30, 2013 and December 31, 2012, the Company’s notes payable, excluding notes payable that are classified under liabilities related to assets held for sale (which includes the entire balance of the KeyBank Credit Facility), consisted of the following:

	Principal Balance		Interest Rates At
	September 30, 2013	December 31, 2012	September 30, 2013

KeyBank Credit Facility	$-	$38,438,000	n/a
Secured term loans	58,164,000	60,706,000	5.10% - 10.00%
Mortgage loans	60,661,000	90,183,000	4.50% - 15.00%
Unsecured loans	1,750,000	1,250,000	7.00% - 8.00%
Total	$120,575,000	$190,577,000

During the three months ended September 30, 2013 and 2012, the Company incurred $2,187,000 and $2,364,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $287,000 and $261,000, respectively.

During the nine months ended September 30, 2013 and 2012, the Company incurred $7,014,000 and $7,981,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $716,000 and $1,725,000, respectively.

As of September 30, 2013 and December 31, 2012, interest expense payable was $1,163,000 and $1,097,000, respectively.

The following is a schedule of principal maturities for all of the Company’s notes payable outstanding as of September 30, 2013:

Amount
October 1 through December 31, 2013	$422,000
2014	7,574,000
2015	3,245,000
2016	18,594,000
2017	61,825,000
Thereafter	28,915,000
$120,575,000

KeyBank Credit Facility and Forbearance Agreement

On December 17, 2010, the Company, through its subsidiary, Secured Holdings, entered into a line of credit with KeyBank and certain other lenders (collectively, the “Lenders”) to establish a secured revolving credit facility with an initial maximum aggregate commitment of $35 million (the “Credit Facility”). The Credit Facility initially consisted of an A tranche (“Tranche A”) with an initial aggregate commitment of $25 million, and a B tranche (“Tranche B”) with an initial aggregate commitment of $10 million. Tranche B under the Credit Facility terminated as of June 30, 2011. The aggregate commitment under Tranche A was subsequently increased on multiple occasions to a maximum of $45 million. As of September 30, 2013, as a consequence of the Company’s default under the Credit Facility, the Company has no additional availability under the Tranche A commitment.

As of September 30, 2013, the outstanding principal balance on the Credit Facility, including debt reclassified under liabilities held for sale, was $36,455,000. Borrowings under the Credit Facility are secured by (1) pledges by the Company, the OP, Secured Holdings, and certain subsidiaries of Secured Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of Secured Holdings or us which directly or indirectly owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations under the Credit Facility, (3) a security interest granted in favor of KeyBank with respect to all operating, depository, escrow and security deposit accounts and all cash management services of the Company, the OP, Secured Holdings and any other borrower under the Credit Facility, and (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank with respect to the San Jacinto Esplanade, Craig Promenade, Willow Run Shopping Center, Visalia Marketplace and Aurora Commons properties. As discussed below, due to the Company’s events of default under the Credit Facility, the Company has entered into a forbearance agreement with KeyBank.

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

On April 1, 2013, the Company, the OP, certain subsidiaries of the OP which are borrowers under the Credit Facility (collectively, the “Borrowers”) and KeyBank, as lender and agent for the other Lenders, entered into a forbearance agreement (the “Forbearance Agreement”) which amended the terms of the Credit Facility and provides for certain additional agreements with respect to the Existing Events of Default. On July 31, 2013, the OP, the Borrowers and KeyBank entered into an amendment to the Forbearance Agreement which extended the forbearance period under the Forbearance Agreement. Pursuant to the terms of the Forbearance Agreement (as amended), KeyBank and the other Lenders agreed to forbear the exercise of their rights and remedies with respect to the Existing Events of Default until the earliest to occur of (1) January 31, 2014, (2) the Company’s default under or breach of any of the representations or covenants under the Forbearance Agreement or (3) the date any additional events of defaults (other than the Existing Events of Default) under the Credit Facility occur or become known to KeyBank or any other Lender, (the “Forbearance Expiration Date”). Upon the Forbearance Expiration Date, all forbearances, deferrals and indulgences granted by the Lenders pursuant to the Forbearance Agreement will automatically terminate and the Lenders will be entitled to enforce, without further notice of any kind, any and all rights and remedies available to them as creditors at law, in equity, or pursuant to the Credit Facility or any other agreement as a result of the existing events of default or any additional events of default which occur or come to light following the date of the Forbearance Agreement.

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

Under the terms of the Credit Facility, the Company is not permitted to make, without the Lender’s consent, certain restricted payments (as defined in the Credit Facility) which includes the payment of distributions that are not required to maintain the Company’s REIT status.

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

Lahaina Loan

In connection with the acquisition of Lahaina Gateway property on November 9, 2012, the Company, through TNP SRT Lahaina, borrowed $29,000,000 from the Lahaina Lender. The entire unpaid principal balance of the Lahaina Loan and all accrued and unpaid interest thereon was due and payable in full on October 1, 2017. The Lahaina Loan bore interest at a rate of 9.483% per annum for the initial 12 months, and then 11.429% for the remainder of the term of the loan. On each of December 1, 2012, January 1, 2013, and February 1, 2013, the Company was required to make a mandatory principal prepayment of $333,333, such that the Company would prepay an aggregate $1,000,000 of the outstanding principal balance of the Lahaina Loan, no later than February 1, 2013.

On January 14, 2013, the Company received a letter of default from the Lahaina Lender in connection with the certain Guaranty of Recourse Obligations by the Company and Anthony W. Thompson, the Company’s Chairman and Co-Chief Executive Officer at the time, for the benefit of the Lahaina Lender, pursuant to which the Company and Mr. Thompson guaranteed the obligations of TNP SRT Lahaina under the Lahaina Loan. The letter of default stated that two events of default existed under the Lahaina Loan as a result of the failure of TNP SRT Lahaina to (1) pay a deposit into a rollover account, and (2) pay two mandatory principal payments. The Lahaina Lender requested payment of the missed deposit into the rollover account, the two overdue mandatory principal payments, and late payment charges and default interest in the aggregate amount of $1,281,000 by January 18, 2013. On January 22, 2013, the Company used a portion of the proceeds from the sale of the Waianae Mall (discussed above) to pay the entire amount requested by Lahaina Lender and cure the events of default described in the letter of default under the Lahaina Loan.

Since the acquisition of the Lahaina Gateway property on November 9, 2012, cash from operations from the Lahaina Gateway property has not been sufficient to support the property’s operating expenses, the debt service obligations under the Lahaina Loan, and the various cash reserve requirements imposed by the Lahaina Lender.  As a result, since the acquisition of the Lahaina Gateway property, the Company has supported the property’s cash requirements with cash from operations generated by other properties within the Company’s portfolio. In addition to the property cash flow issues, the Lahaina Loan contained a number of provisions that potentially exposed the Company to increased risk and constrained its ability to make certain strategic decisions. In order to settle the Company’s obligations under the Lahaina Loan and avoid potential litigation and foreclosure proceedings (and the associated delays and expenses), relating to the Lahaina Gateway property, on August 1, 2013, the Company entered into a deed in lieu of foreclosure agreement with the Lahaina Lender (the “DIL Agreement”). Pursuant to the DIL Agreement, the Company conveyed title to the Lahaina Gateway property to a designee of the Lahaina Lender in exchange for the Lahaina Lender’s agreement not to seek payment from the Company for any amounts owed under the Lahaina Loan, subject to certain exceptions as set forth in the DIL Agreement and the agreements entered into in connection therewith. For the three and nine months ended September 30, 2013, the Company realized a loss of $5,394,000 associated with the Deed In Lieu transaction which was derived from the carrying value of all of Lahaina Gateway’s assets of $34,070,000 less the carrying value of all of its liabilities of $28,676,000, on August 1, 2013.

KeyBank Mezzanine Loan

On June 13, 2012, the Company, through TNP SRT Portfolio II Holdings, LLC obtained a mezzanine loan from KeyBank in the original principal amount of $2,000,000.The proceeds of the mezzanine loan were used to refinance the portions of the Credit Facility secured by Morningside Marketplace, Cochran Bypass (Bi Lo Grocery Store), Ensenada Square, Florissant Marketplace and Turkey Creek. The mezzanine loan was repaid in full in January 2013 using a portion of the proceeds from the sale of the Waianae Mall.

7. FAIR VALUE DISCLOSURES

The Company believes the total carrying values reflected on its condensed consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and amounts due to affiliates due to their short-term nature, except for the Company’s notes payable, which are disclosed below.

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

The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of September 30, 2013 and December 31, 2012:

At September 30, 2013	Carrying Value (1)	Fair Value (2)
Notes Payable	$120,575,000	$121,188,000

At December 31, 2012	Carrying Value (1)	Fair Value (2)
Notes Payable	$190,577,000	$191,319,000

(1)        The carrying value of the Company’s notes payable represents outstanding principal as of September 30, 2013 and December 31, 2012.

(2)        The estimated fair value of the notes payable is based upon indicative market prices of the Company’s notes payable based on prevailing market interest rates.

8. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company issued 22,222 shares of common stock to TNP LLC for an aggregate purchase price of $200,000. As of September 30, 2013, Sharon D. Thompson, the wife of Anthony W. Thompson, the Company’s former Co-Chief Executive Officer and former President, independently owned 111,111 shares of the Company’s common stock for which she paid an aggregate purchase price of $1,000,000 and TNP LLC, which is controlled by Mr. Thompson, owned 22,222 shares of the Company’s common stock.

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

Common Units

Prior Advisor invested $1,000 in the OP in exchange for common units of the OP, and as of September 30, 2013, Prior Advisor owned 0.01% of the limited partnership interest in the OP. On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property located in Bismarck, North Dakota, the OP issued 287,472 Common Units to certain of the sellers of Pinehurst Square East who elected to receive Common Units for an aggregate value of approximately $2,587,000, or $9.00 per Common Unit. On March 12, 2012, in connection with the acquisition of Turkey Creek, a retail property located in Knoxville, Tennessee, the OP issued 144,324 Common Units to certain of the sellers of Turkey Creek who elected to receive Common Units for an aggregate value of approximately $1,371,079, or $9.50 per Common Unit.

Member Interests

On July 9, 2013, SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough, made a cash investment of $1,929,000 in Secured Holdings pursuant to a Membership Interest Purchase Agreement by and among the Company, SRT Manager, Secured Holdings, and the OP, and, as of September 30, 2013, SRT Manager owned a twelve percent (12%) membership interest in Secured Holdings.  Following the acquisition of the membership interest by SRT Manager, the remaining eighty-eight percent (88%) membership interest in Secured Holdings is held by the OP. As of September 30, 2013, Secured Holdings owns five of the nineteen multi-tenant retail properties in the Company’s property portfolio. The Company’s independent directors approved the transaction in order to help enable the Company to meet its short-term liquidity needs for operations, as well as to build working capital for future operations.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of September 30, 2013 and December 31, 2012, no shares of preferred stock were issued and outstanding.

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

Effective January 15, 2013, the Company suspended its share redemption program, including redemptions upon death and disability, and the Company did not redeem any common shares under its share redemption program during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company redeemed 26,094 shares of common shares under its share redemption program.

Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

Effective January 15, 2013, the Company announced that it will no longer be making monthly distributions. For so long as the Company remains in default under the terms of the Credit Facility, KeyBank prohibits the payment of distributions to investors in the Company. Once the prohibitions on distributions imposed by the Credit Facility are no longer in place, the Company’s board of directors will periodically evaluate the Company’s ability to make quarterly distributions based on the Company’s other operational cash needs. Due to the prohibitions imposed by the Credit Facility, the Company’s board of directors has determined that quarterly distributions for the quarter ended September 30, 2013 will not be made.

The following table sets forth the distributions declared and paid to the Company’s common stockholders and non-controlling Common Unit holders for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively:

	Distributions Declared to Common Stockholders (1)	Monthly Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2013 (4)	$636,000	$0.05833	$25,000	$390,000	$25,000	$246,000	$636,000
Second Quarter 2013	-	N/A	-	-	-	-	-
Third Quarter 2013	-	N/A	-	-	-	-	-
	$636,000		$25,000	$390,000	$25,000	$246,000	$636,000

				Cash	Cash		Total Common
	Distributions	Monthly	Distributions	Distribution	Distribution	Reinvested	Stock holder
	Declared to	Distributions	Declared to	Payments to	Payments to	Distributions	Distributions
	Common	Declared Per	Common Unit	Common	Common Unit	(DRIP shares	Paid and DRIP
	Stockholders (1)	Share (1)	Holders (1)/ (3)	Stock holders (2)	Holders (2)	issuance) (2)	Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	$0.05833	76,000	1,015,000	76,000	709,000	1,724,000
Fourth Quarter 2012 (4)	1,259,000	$0.05833	51,000	1,274,000	76,000	607,000	1,881,000
	$5,953,000		$258,000	$3,876,000	$275,000	$2,292,000	$6,168,000

(1)	Distributions were generally declared monthly and calculated at a monthly distribution rate of $0.05833 per share of common stock and Common Units.

(2)
Cash distributions were paid, and shares issued pursuant to the DRIP, generally on a monthly basis. Cash distributions for all record dates of a given month were generally paid approximately 15 days following month end.

(3)	None of the holders of Common Units participated in the DRIP, which was terminated effective February 7, 2013.

(4)
Distributions for the month of December 2012 in the aggregate amount of $636,000 were declared on January 18, 2013, of which $390,000 was paid in cash and $246,000 was paid through the DRIP in the form of additional shares of common stock. Total dividends paid to holders of Common Units for the same period were $25,000.

Distribution Reinvestment Plan

The Company adopted the DRIP to allow common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP.   The DRIP was terminated effective February 7, 2013 in connection with the expiration of the Offering and the Company’s deregistration of all of the unsold shares registered for sale pursuant to the Offering. For the nine months ended September 30, 2013 and 2012, $246,000 and $1,685,000 in distributions were reinvested and 25,940 and 177,303 shares of common stock were issued under the DRIP, respectively.

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

The following table sets forth the computation of the Company’s basic and diluted loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator - basic and diluted
Net loss from continuing operations	$(2,331,000)	$(2,709,000)	$(7,587,000)	$(10,440,000)
Non-controlling interests' share in continuing operations	122,000	105,000	321,000	464,000
Distributions paid on unvested restricted shares	-	(2,000)	-	(5,000)
Net loss from continuing operations applicable to common shares	(2,209,000)	(2,606,000)	(7,266,000)	(9,981,000)
Discontinued operations	(5,851,000)	(443,000)	(3,194,000)	(1,195,000)
Non-controlling interests' share in discontinued operations	261,000	17,000	160,000	53,000
Net loss applicable to common shares	$(7,799,000)	$(3,032,000)	$(10,300,000)	$(11,123,000)
Denominator - basic and diluted
Basic weighted average common shares	10,967,963	10,616,610	10,964,563	8,956,275
Effect of dilutive securities
Unvested common shares	-	-	-	-
Common units (1)	-	-	-	-
Diluted weighted average common shares	10,967,963	10,616,610	10,964,563	8,956,275
Basic Earnings per Common Share
Net loss from continuing operations applicable to common shares	$(0.20)	$(0.25)	$(0.66)	$(1.11)
Discontinued operations	(0.51)	(0.04)	(0.28)	(0.13)
Net loss applicable to common shares	$(0.71)	$(0.29)	$(0.94)	$(1.24)
Diluted Earnings per Common Share
Net loss from continuing operations applicable to common shares	$(0.20)	$(0.25)	$(0.66)	$(1.11)
Discontinued operations	(0.51)	(0.04)	(0.28)	(0.13)
Net loss applicable to common shares	$(0.71)	$(0.29)	$(0.94)	$(1.24)

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

Pursuant to the Company’s Amended and Restated Independent Directors Compensation Plan, which is a sub-plan of the Incentive Award Plan (the “Directors Plan”), the Company granted each of its independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of the $2,000,000 minimum offering amount in the Offering on November 12, 2009. Each new independent director that subsequently joins the board of directors receives the initial restricted stock grant on the date he or she joins the board of directors. In addition, on the date of each of the Company’s annual stockholders meetings at which an independent director is re-elected to the board of directors, he or she may receive 2,500 shares of restricted stock. The restricted stock vests one-third on the date of grant and one-third on each of the next two anniversaries of the grant date. The restricted stock will become fully vested and non-forfeitable in the event of an independent director’s termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.

For the three months ended September 30, 2013 and 2012, the Company recognized compensation expense of $7,500 and $39,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2013 and 2012, the Company recognized compensation expense of $33,000 and $65,000, respectively. Shares of restricted common stock have full voting rights and rights to dividends.

As of September 30, 2013 and December 31, 2012, there was $25,000 and $60,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted common stock. As of September 30, 2013, this expense is expected to be realized over a remaining period of one year. As of September 30, 2013 and December 31, 2012, the fair value of the non-vested shares of restricted common stock was $45,000 and $90,000, respectively, and 5,000 and 10,000 shares remain unvested, respectively. During the nine months ended September 30, 2013, there were no restricted stock grants issued and 5,000 shares of restricted stock vested.

A summary of the changes in restricted stock grants for the nine months ended September 30, 2013 is presented below:

	Unvested	Weighted
	Restricted	Average
	Stock (No.	Grant Date
	of Shares)	Fair Value
Balance - December 31, 2012	10,000	$9.00
Granted	-	-
Vested	(5,000)	-
Balance - September 30, 2013	5,000	9.00

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

On August 7, 2013, the Company allowed the Prior Advisory Agreement with the Prior Advisor to expire without renewal, and on August 10, 2013, the Company entered into the Advisory Agreement with Advisor. Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement.  Pursuant to the Advisory Agreement, the Company will pay Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. On July 9, 2013, SRT Manager, an affiliate of Advisor, acquired a twelve percent (12%) membership interest in Secured Holdings, the Company’s wholly-owned subsidiary (see Note 8. EQUITY).

Summary of Related Party Fees

Summarized separately below are the Prior Advisor and Advisor related-party costs incurred by the Company for the three and nine months ended September 30, 2013 and 2012, respectively, and payable as of September 30, 2013 and December 31, 2012:

Prior Advisor Fees	Incurred		Incurred		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September	December 31,
Expensed	2013	2012	2013	2012	30, 2013	2012
Asset management fees	$-	$-	$-	$-	$-	$-
Reimbursement of operating expenses	-	315,000	73,000	736,000	-	209,000
Acquisition fees	-	-	13,000	2,595,000	-	475,000
Property management fees	171,000	344,000	862,000	898,000	161,000	48,000
Guaranty fees	5,000	4,000	24,000	41,000	14,000	10,000
Leasing fees	-	103,000	-	108,000	-	-
Disposition fees	-	25,000	924,000	130,000	-	-
Interest expense on notes payable	-	-	-	20,000	-	-
	$176,000	$791,000	$1,896,000	$4,528,000	$175,000	$742,000
Capitalized
Financing coordination fee	$-	$-	$-	$811,000	$-	$-
Leasing commission fees	-	-	143,000	-	19,000	-
	$-	$-	$143,000	$811,000	$19,000	$-
Additional Paid In Capital
Selling commissions	$-	$122,000	$32,000	$2,978,000	$-	$9,000
Dealer manager fees	-	66,000	15,000	1,364,000	-	4,000
Organization and offering costs	-	782,000	7,000	1,265,000	-	-
	$-	$970,000	$54,000	$5,607,000	$-	$13,000

Advisor Fees	Incurred		Incurred		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September	December 31,
Expensed	2013	2012	2013	2012	30, 2013	2012
Consulting and accounting fees	$41,000	$-	$446,000	$-	$26,000	$-
Asset management fees	211,000	-	211,000	-	211,000	-
Reimbursement of operating expenses	14,000	-	30,000	-	-	-
Property management fees	140,000	-	140,000	-	140,000	-
Interest expense on notes payable	1,000	-	1,000	-	1,000	-
	$407,000	$-	$828,000	$-	$378,000	$-

In March 2012, the Company reimbursed its Prior Advisor $240,000 related to a non-refundable earnest deposit incurred by an affiliate of Prior Advisor in 2010 on a potential acquisition commonly known as Morrison Crossing. The reimbursement was subsequently determined by the Company to be non-reimbursable since the acquisition was not one that was approved by the Company’s board of directors in 2010 and accordingly, the Company recorded the amount as a receivable from Prior Advisor and recorded a provision to reserve the entire amount at December 31, 2012, and until May 2013, when the Company settled with Prior Advisor and determined to not seek reimbursement from Prior Advisor for the amount previously paid.

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

As of September 30, 2013 and December 31, 2012, cumulative organization and offering costs incurred by Prior Advisor on the Company’s behalf were $3,272,000 and $3,016,000, respectively. These costs were payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, did not exceed 3.0% of the gross proceeds of the Offering. As of September 30, 2013, cumulative organization and offering costs reimbursed to Prior Advisor or paid directly by the Company were $4,273,000, which amount exceeded 3.0% of the gross proceeds from the Offering by $1,001,000. This excess amount was billed to Prior Advisor and settled as of January 31, 2013.

Under the new Advisory Agreement, the Company shall reimburse Advisor for all offering and marketing related expenses incurred on the Company’s behalf in connection with any private placement up to 2.0% of the gross proceeds of such private placement. There were no such expenses under the new Advisory Agreement for the three months ended September 30, 2013.

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

	For the Three Months Ended		For the Nine Months Ended		Inception Through
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
Selling Commissions	$-	$122,000	$32,000	$2,978,000	$6,925,000
Dealer Manager Fee	-	66,000	15,000	1,364,000	3,090,000
	$-	$188,000	$47,000	$4,342,000	$10,015,000

Reimbursement of Operating Expenses

The Company reimbursed Prior Advisor for all expenses paid or incurred by Prior Advisor in connection with the services provided to the Company, subject to the limitation that the Company did not reimburse Prior Advisor for any amount by which the Company’s operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeds the greater of: (1) 2% of its average invested assets (as defined in the Charter), or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guideline”). Notwithstanding the above, the Company could reimburse Prior Advisor for expenses in excess of the 2%/25% guideline if a majority of the independent directors determined that such excess expenses are justified based on unusual and nonrecurring factors. Under the Advisory Agreement, the terms and conditions regarding the reimbursement of operating expenses are generally the same as the Prior Advisory Agreement. For the twelve months ended September 30, 2013, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% guideline.

The Company reimbursed Prior Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Prior Advisor such as rent and utilities; provided, however, that no reimbursement could be made for costs of such personnel to the extent that personnel are used in transactions for which Prior Advisor received a separate fee or with respect to an officer of the Company. See the Summary of Related Party Fees table for incurred administrative services for the three and nine months ended September 30, 2013 and 2012.

Property Management Fee

The Company terminated its property management agreements with TNP Property Manager, LLC, its property manager and an affiliate of Prior Advisor, effective August 9, 2013. The Company entered into new property management agreements with Glenborough effective August 10, 2013. The terms and conditions of the new property management agreements with Glenborough are generally the same as the prior property management agreements except the property management fees are calculated at a maximum of up to 4% of gross revenue (reduced from 5% in the prior agreements). See the Summary of Related Party Fees table for incurred property management fees for the three and nine months ended September 30, 2013 and 2012.

Acquisition and Origination Fee

The Company paid Prior Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. Under the Advisory Agreement, Advisor is entitled to receive an acquisition fee equal to 1.0% of the costs of investments acquired, including acquisition expenses and any debt attributable to such investments. See the Summary of Related Party Fees table for incurred acquisition fees for the three and nine months ended September 30, 2013 and 2012.

The Company paid Prior Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate related loans. Under the Advisory Agreement, Advisor is entitled to receive an origination fee equal to 1.0% of the amount funded by the Company to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate related loans. See the Summary of Related Party Fees table for incurred loan origination fees for the three and nine months ended September 30, 2013 and 2012.

Asset Management Fee

The Company paid Prior Advisor a monthly asset management fee equal to one-twelfth (1/12th) of 0.6% of the aggregate cost of all real estate investments the Company acquires; provided, however, that Prior Advisor could not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders or (2) an amount that is equal to a 10.0% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. On November 11, 2011, the board of directors approved Amendment No. 2 to the Prior Advisory Agreement to clarify that upon termination of the Prior Advisory Agreement, any asset management fees that may have accumulated in arrears, but which had not been earned pursuant to the terms of the Prior Advisory Agreement, will not be paid to Prior Advisor.

Under the Advisory Agreement, Advisor will receive an asset management fee equal to a monthly fee of one-twelfth (1/12th) of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non cash reserves and depreciation) of all investments the Company owns, including any debt attributable to such investments or (2) the fair market value of investments (before non-cash reserves and deprecation) if the Company’s board of directors has authorized the estimate of a fair market value of the Company’s investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one (1) calendar year.

See the Summary of Related Party Fees table for incurred asset management fees for the three and nine months ended September 30, 2013 and 2012.

Disposition Fee

If Prior Advisor or its affiliates provided a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Prior Advisor or its affiliates could be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. Under the Advisory Agreement, the terms and conditions of the disposition fee payable to Advisor are the same as the terms for such fees under the Prior Advisory Agreement. See the Summary of Related Party Fees table for incurred disposition fees for the three and nine months ended September 30, 2013 and 2012.

Leasing Commission Fee

On June 9, 2011, pursuant to Section 11 of the Prior Advisory Agreement, the Company’s board of directors approved the payment of fees to the Prior Advisor for services it provided in connection with leasing the Company’s properties.   Under the new property management agreements, Advisor shall receive a separate fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants in an amount not to exceed the fee customarily charged by similarly situated parties rendering similar services in the same geographic area for similar properties.   See the Summary of Related Party Fees table for incurred leasing commission fees for the three and nine months ended September 30, 2013 and 2012.

Financing Coordination Fee

On January 12, 2012, the board of directors approved Amendment No. 3 to the Prior Advisory Agreement to provide for the payment of a financing coordination fee to Prior Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP. Under the Advisory Agreement, the Advisor will receive a financing coordination fee equal to 1.0% of the amount made available and/or outstanding under any (1) financing obtained or assumed, directly or indirectly, by the Company or the OP and used to acquire or originate investments, or (2) the refinancing of any financing obtained or assumed, directly or indirectly, by the Company or the OP. See the Summary of Related Party Fees table for incurred financing coordination fees for the three and nine months ended September 30, 2013 and 2012.

Guaranty Fees

In connection with certain acquisition financings, the Company’s former Chairman and former Co-Chief Executive Officer and/or TNP LLC had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. See the Summary of Related Party Fees table for incurred guaranty fees for the three and nine months ended September 30, 2013 and 2012. At September 30, 2013, the Company’s outstanding guaranty agreements relate to the guarantee on the financing on Constitution Trail and Osceola Village.

Related Party Loans

In connection with the acquisition of Morningside Marketplace in January 2012, the Company financed the payment of a portion of the purchase price for Morningside Marketplace with the proceeds of (1) a loan in the aggregate principal amount of $235,000 from TNP LLC, (2) a loan in the aggregate principal amount of $200,000 from Mr. James Wolford, the Company’s Chief Financial Officer at the time of the loan, and (3) a loan in the aggregate principal amount of $920,000 from Mrs. Sharon Thompson, the spouse of Mr. Anthony W. Thompson, the Company’s Chairman, Co-Chief Executive Officer and President at the time of the loan (collectively, the “Morningside Affiliate Loans”). The Morningside Affiliate Loans each accrued interest at a rate of 12% per annum and were due on April 8, 2012. All Morningside Affiliate Loans including unpaid accrued interest were paid in full during the first quarter of 2012. See the Summary of Related Party Fees table for incurred interest expense for the three and nine months ended September 30, 2013 and 2012.

On September 20, 2013, the Company borrowed $500,000 from Glenborough Property Partners, LLC (“Glenborough Lender”), an affiliate of Advisor, pursuant to an unsecured promissory note by the Company in favor of Glenborough Lender (the “Glenborough Loan”). The Company will use the proceeds of the Glenborough Loan for general working capital purposes.

The entire unpaid principal amount of the Glenborough Loan and all accrued and unpaid interest thereon and any other amounts due under the Glenborough Loan will be due and payable in full on February 28, 2014; provided, however, that in the event that the Advisory Agreement between the Company, OP, and Advisor is terminated by the Company (excluding any termination by the Company for cause) or expires without renewal, the maturity date will be accelerated to the date of such termination or expiration of the Advisory Agreement. The Glenborough Loan will bear interest at a per annum rate of seven percent (7.0%). The Company may prepay all or any portion of the Glenborough Loan at any time or from time to time, without penalty.

Secured Holdings has agreed to unconditionally guarantee to Glenborough Lender the full and prompt payment when due (whether at maturity, by required prepayment, acceleration, demand or otherwise) of the Company’s obligations under the Glenborough Loan.
12. COMMITMENTS AND CONTINGENCIES

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, the Company through its subsidiary, granted a lender a profit participation in the property Osceola Village equal to 25% of the net profits received by the Company upon the sale of the property (the “Profit Participation Payment”). Net profits is calculated as (1) the gross proceeds received by the Company upon a sale of the property in an arms-length transaction at market rates to third parties less (2) the sum of: (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with the Company including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, the Company shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, the Company shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. Based on the estimated sale price as of September 30, 2013, the Company determined that it does not have any liability under the Profit Participation Payment as of September 30, 2013.

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

Constitution Trail Contingency

In connection with the financing of the Constitution Trail acquisition, TNP SRT Constitution Trail, LLC, a wholly owned subsidiary of the OP (“TNP SRT Constitution Trail”) and TNP SRT Constitution Trail Master Lessee, LLC (the “Starplex Master Lessee”), a wholly owned subsidiary of the OP, entered into a Master Lease Agreement with respect to a portion of Constitution Trail (the “Starplex Master Lease”). Pursuant to the Starplex Master Lease, TNP SRT Constitution Trail leased to the Starplex Master Lessee an approximately 7.78 acre parcel of land included in the Constitution Trail property, and the approximately 44,064 square foot Starplex Cinemas building located thereon (the “Starplex Premises”). The Starplex Master Lease provides that, in the event that the annual gross sales from the Starplex premises are less than $2,800,000, then thereafter the Starplex Master Lessee will pay TNP SRT Constitution Trail a monthly rent in an amount equal to $62,424 ($749,088 annually), subject to an offset based on any minimum annual rent for the Starplex premises received by TNP SRT Constitution Trail. The Starplex Master Lease will expire upon the earlier to occur of (1) December 31, 2018 and (2) the date on which the Constitution Trail mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale or refinancing of the Constitution Trail Loan). The Starplex Master Lessee has no right to assign or pledge the Starplex Master Lease or to sublet any part of the Starplex premises without the prior written consent of TNP SRT Constitution Trail and the lender of the mortgage loan.

Carson Plaza Contingency

In 2012, the Company pursued an acquisition commonly known as Carson Plaza and placed a non-refundable deposit of $250,000 into escrow which was expensed and included in transaction expense for the year ended December 31, 2012. The acquisition did not materialize as a result of the Company’s claim of certain undisclosed environmental conditions uncovered during due diligence. The seller disagreed with the Company’s claim and the Company filed a lawsuit seeking to recover the deposit. The lawsuit was settled in August 2013 and, as part of that settlement, the Company received $125,000 as a partial refund of the deposit which was recognized as a reduction to transaction expense in the third quarter of 2013.

Economic Dependency

As disclosed in “Note 1. ORGANIZATION AND BUSINESS”, the Company has recently transitioned to a new external advisor. The Company is dependent on Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments, management of the daily operations of the Company’s real estate and real estate-related investment portfolio, and other general and administrative responsibilities In the event that the Advisor is unable to provide such services to the Company, the Company will be required to obtain such services from other sources.

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

Legal Matters

As of September 30, 2013, the Company is involved in three separate  legal proceedings as summarized below.

Litigation Concerning Change in Transfer Agents

On or about August 12, 2013, the Company commenced a civil action in the Court of Chancery of the State of Delaware against Mr. Anthony W. Thompson, the Company’s former Chief Executive Officer and Chairman of the Board and TNP Transfer Agent, LLC (the “Prior Transfer Agent”). The Company alleged that it had replaced the Prior Transfer Agent with a new transfer agent, but Mr. Thompson was causing the Prior Transfer Agent to refuse to transfer the stockholder information belonging to the Company to the new transfer agent.  The Company sought affirmative injunctive relief compelling the defendants to transfer all stockholder information belonging to the Company to the new transfer agent.  On September 6, 2013, the Court granted the Company’s motion to expedite the proceeding due to the threat of irreparable harm to the Company and its stockholders.  A final hearing on the merits is now scheduled for November 26, 2013.  Subsequent to the Court’s ruling granting the motion to expedite, the defendants provided some of the requested information.  To date, however, the defendants still have not provided all of the requested information.  The Company believes it has a strong case on the merits and intends to seek full compliance by the defendants.

Litigation Concerning Termination of Property Management Agreements

On or about September 9, 2013, TNP Property Manager, LLC (“TNP Property Manager”), the Company’s former property manager, commenced a civil action in the Superior Court of the State of California for Orange County against Glenborough and the Company.  The Company was not served until October 15, 2013.  The complaint relates to the recently announced termination by the Company of the property management agreements between TNP Property Manager and the subsidiaries of the Company that own the various real estate projects in the Company’s portfolio and the selection of Glenborough to act as the Company’s new property manager.  TNP Property Manager alleges that there was no valid basis for the Company to terminate the prior property management agreements and that the Company is now in breach of the agreements.  In addition, the TNP Property Manager accuses Glenborough of “intentional interference with economic relationship.”  From the Company, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5 million.  From Glenborough, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5 million, an award of punitive damages in an unspecified amount, and equitable relief. Glenborough has submitted a request for indemnification to the Company, and the Company has agreed to advance Glenborough’s litigation expenses based on the Company’s obligation under the Consulting Agreement.  The Company intends to defend the action vigorously.

Securities Litigation

On or about September 23, 2013, a civil action captioned Stephen Drews v. TNP Strategic Retail Trust, Inc., et al., SA-CV-13-1488-PA-DFMx, was commenced in the United States District Court for the Central District of California.  The named defendants were the Company, various of its present or former officers and directors, including Anthony W. Thompson, and several entities controlled by Mr. Thompson.  The plaintiff alleged that he invested in connection with the initial public offering of the Company’s shares (the “IPO”) and purported to represent a class consisting of all persons who invested in connection with the IPO between September 23, 2010 and February 7, 2013.  The plaintiff alleged that the Company and all of the individual defendants violated Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) because the offering materials used in connection with the IPO allegedly failed to disclose financial difficulties that Mr. Thompson and the entities controlled by him were experiencing.  Additional claims under the Securities Act were asserted against Mr. Thompson, the entities controlled by Mr. Thompson and the other individual defendants who were employees of Mr. Thompson.  The complaint sought a class-wide award of damages in an unspecified amount.  On October 22, 2013, the plaintiff filed a notice of voluntary dismissal without prejudice.  On October 23, 2013, a virtually identical complaint was filed in the United States District Court for the Northern District of California, asserting the same claims against the same defendants.  The only material difference was that an additional plaintiff was added.  Like the original plaintiff, the additional plaintiff alleges that he invested in connection with the IPO.  The new action is captioned Lewis Booth, et al. v. Strategic Realty Trust, Inc., et al., CV-13-4921-JST.  The Company believes that the claims brought against the Company and the individual defendants other than Mr. Thompson or employees of Mr. Thompson are without merit and intends to defend the action vigorously.

At this time, the Company cannot reasonably estimate the probability or amount of loss that may arise from any of the legal proceedings summarized above.  As a result, the Company has not recorded any loss contingencies related to these legal proceedings in its financial statements as of September 30, 2013.
13. SUBSEQUENT EVENTS

Proxy Contest

On October 29, 2013, a group of minority stockholders led by Anthony W. Thompson, the Company’s former Chief Executive Officer and chairman of the board and a current member of the Company’s board of directors (the “Thompson Group”) filed with the SEC a definitive Solicitation Statement to Request a Meeting of Stockholders (the “Thompson Group Solicitation”). Pursuant to the Thompson Group Solicitation, the Thompson Group has solicited written requests from the Company’s stockholders to call a special meeting of the Company’s stockholders for the purposes of (1) removing each member of the Company’s current board of directors (except for Mr. Thompson), and (2) replacing the removed directors with a slate of director nominees selected by the Thompson Group. The Company’s board of directors has determined that the solicitation from the Thompson Group is not in the best interests of the Company or its stockholders and has recommended that the Company’s stockholders disregard any solicitation materials received from the Thompson Group. Pursuant to a proxy statement to be filed with the SEC, the Company’s board of directors intends to solicit revocations of any written requests submitted by stockholders in response to the Thompson Group Solicitation.

Amended Articles of Incorporation

On October 31, 2013, in order to protect the Company’s stockholders from the Thompson Group’s unsolicited attempt to take control of the Company, the Company’s board of directors elected, in accordance with Maryland law, to be subject to all of the provisions of the Maryland Unsolicited Takeover Act (the “MUTA”). On November 4, 2013, the Company filed Articles Supplementary to the Charter with the Maryland Department of Assessments and Taxation in order to make the election to be subject to the provisions of MUTA. The effect of the Company’s election to be subject to MUTA is as follows:

•       Classified Board of Directors. The Company’s board of directors is now divided into three classes: Andrew Batinovich and Anthony W. Thompson are in Class I with a term of office expiring at the Company’s 2013 annual meeting of stockholders (which is scheduled for January 10, 2014), John B. Maier II is in Class II with a term of office expiring at the Company’s 2014 annual meeting of stockholders, and Phillip I. Levin and Jeffrey S. Rogers are in Class III with a term of office expiring at the Company’s 2015 annual meeting of stockholders. Previously, all directors served one-year terms.

•       Removal of Directors. The removal of directors will now require a two-thirds vote of the Company’s stockholders. Previously, the Charter required a majority vote for removal of directors. In addition, because the Company’s directors are classified, under Maryland law they may only be removed for cause.

•       Stockholder-Requested Meetings. Previously, the Charter required the Company’s secretary to call a special meeting of the stockholders (a “Stockholder-Requested Meeting”) upon the request of the holders of ten percent (10%) of all the votes entitled to be cast at such special meeting. As a result of the Company’s election to be subject to all of the provisions of MUTA, a Stockholder-Requested Meeting will require the written request of the Company’s stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting.

For additional information regarding the Articles Supplementary, see the Company’s Form 8-K filed with the SEC on November 4, 2013, and the full text of the Articles Supplementary, which are filed as Exhibit 3.1 thereto.

Amended and Restated Bylaws

On October 17, 2013, the Company’s board of directors adopted the Company’s Amended and Restated Bylaws, which became effective upon their adoption by the Company’s board. On October 31, 2013, the Company’s board of directors adopted the Company’s Second Amended and Restated Bylaws, which became effective upon their adoption by the Company’s board. The Second Amended and Restated Bylaws address a number of issues related to the director nominations and Stockholder-Requested Meetings. For additional information regarding the Second Amended and Restated Bylaws, see the Company’s Form 8-K filed with the SEC on November 4, 2013, and the full text of the Second Amended and Restated Bylaws, which are filed as Exhibit 3.2 thereto.

Appointment of Chairman; Reduction in Board Size

On October 31, 2013, the Company’s board of directors took the following actions:

•       Appointment of Chairman. The board of directors appointed John B. Maier, II as chairman of the board of directors. The previous chairman of the board, Mr. Anthony W. Thompson, was removed from that position in August 2013.

•       Reduction in Size of Board. The board of directors elected to reduce the size of the board from five to four effective at the 2013 annual meeting of the Company’s stockholders by eliminating the seat currently occupied by Mr. Anthony W. Thompson.

Willow Run Sales Completion

On October 31, 2013, the Company sold the Willow Run property in Westminster, Colorado to an unaffiliated buyer for a gross sales price of $10,825,000. The Company originally acquired the Willow Run property in May 2012 for $11,550,000 and then in February2013 sold a pad for a gross sales price of $1,050,000. In accordance with the terms of the loan documents with KeyBank, all net proceeds from the sale were released from escrow to KeyBank.  The Company incurred a disposition fee to the Advisor of $54,000 in connection with the sale, which was paid through the closing.

ITEM  2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on April 1, 2013, which we refer to herein as our “Form 10-K.” As used herein, the terms “we,” “our,” and “us” refer to Strategic Realty Trust, Inc., formerly TNP Strategic Retail Trust, Inc., and, as required by context, Strategic Realty Operating Partnership, L.P., formerly TNP Strategic Retail Trust Operating Partnership, L.P., a Delaware limited partnership (which we refer to as our “OP”) and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

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

•       On April 1, 2013, we entered into a forbearance agreement with KeyBank National Association (“KeyBank”) which amended certain terms of our revolving credit facility with KeyBank  and on July 31, 2013, we entered into an amendment to the forbearance agreement with KeyBank which extended the forbearance period to January 31, 2014.

•       A group of minority stockholders led by Anthony W. Thompson, our former Chief Executive Officer and chairman of the board and a current member of our board of directors, which we refer to as the “Thompson Group,” has solicited written requests from our stockholders to call a special meeting of our stockholders for the purposes of (1) removing each member of our current board of directors (except for Mr. Thompson), and (2) replacing the removed directors with a slate of director nominees selected by the Thompson Group. Our board of directors has determined that the solicitation from the Thompson Group is not in the best interests of our company or our stockholders and has recommended that our stockholders disregard any solicitation materials received from the Thompson Group. Our board of directors intends to solicit revocations of any written requests submitted by stockholders in response to the Thompson Group solicitation. Although we intend to continue to oppose the Thompson Group’s solicitation of written requests, there can be no guarantee that the Thompson Group will not succeed in causing a special meeting of our stockholders to be called or that, if such a special meeting is called, that the stockholder votes required to remove our current board of directors and replace them with the Thompson Group’s nominees will not be obtained.

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

Overview

Strategic Realty Trust, Inc., formerly TNP Strategic Retail Trust, Inc., is a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income producing retail properties, located primarily in the Western United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 2009. We own substantially all of our assets and conduct our operations through our OP, of which we are the sole general partner.

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

From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, we accepted subscriptions for, and issued, 10,969,714 shares of our common stock (net of share redemptions), including 391,182 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $108,357,000, net of redemptions. As of September 30, 2013, we had redeemed 160,409 shares pursuant to our share redemption program for an aggregate redemption amount of approximately $1,604,000. Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. For more information regarding our share redemption program, see Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer of Equity Securities—Share Redemption Program” in our 2012 Annual Report on Form 10-K.

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

Effective January 15, 2013, we announced that we will no longer be making monthly distributions. For so long as we remain in default under the terms of our Credit Facility with KeyBank, we are prohibited from paying distributions to our investors. Once the KeyBank prohibitions on the payment of distributions are no longer in place,  our board of directors will periodically evaluate our ability to commence making quarterly distributions based on our other operational cash needs. Due to the KeyBank prohibitions on distributions, our board of directors has determined that quarterly distributions for the quarter ended September 30, 2013 will not be made.

On August 7, 2013, we allowed our existing advisory agreement with our prior advisor, TNP Strategic Retail Advisor, LLC, to expire without renewal. On August 10, 2013, we entered into a new advisory agreement, which we refer to as the “Advisory Agreement,” with SRT Advisor, LLC, which we refer to as our “advisor.” Our advisor will manage our business as our external advisor pursuant to the advisory agreement.  Our advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of high quality commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry. Our advisor will depend on the capital from our sponsor and fees and other compensation that it receives from us in connection with the purchase, management and sale of our assets to conduct its operations.

In December 2012, we entered into a consulting agreement (“Consulting Agreement”) with Glenborough to assist us through the process of transitioning to a new external advisor as well as to provide other services. Pursuant to the Consulting Agreement, from December 2012 through April 2013, we agreed to pay Glenborough a monthly consulting fee of $75,000 and reimburse Glenborough for its reasonable out-of-pocket expenses. Effective May 1, 2013, we amended the Consulting Agreement to expand the services to include accounting provided to us by Glenborough and increase the monthly consulting fee payable to Glenborough to $90,000. On August 10, 2013, in connection with the execution of the Advisory Agreement with our advisor, we terminated the Consulting Agreement. In connection with the execution of the Advisory Agreement, in August 2013, Glenborough rebated $150,000 of consulting fees to us.

Properties

As of September 30, 2013, our portfolio included 19 retail properties (16 real estate investments and three properties held for sale), which we refer to as “our properties” or “our portfolio,” comprising an aggregate of 1,900,249 square feet of single- and multi-tenant, commercial retail space located in 13 states. We purchased our properties for an aggregate purchase price of $232,998,000. As of September 30, 2013 and December 31, 2012 there was $156,531,000 and $210,327,000 of indebtedness on our properties, respectively, including indebtedness on our held for sale properties.

				Original
		Square	Date	Purchase
Property Name	Location	Feet (1)	Acquired	Price (2)(4)	Debt (3)

Real Estate Investments
Moreno Marketplace	Moreno Valley, California	78,321	11/19/2009	$12,500,000	$9,272,000
Northgate Plaza	Tucson, Arizona	103,492	7/6/2010	8,050,000	6,329,000
San Jacinto	San Jacinto, California	53,777	8/11/2010	7,088,000	3,207,000
Pinehurst Square	Bismarck, North Dakota	114,292	5/26/2011	15,000,000	10,206,000
Cochran Bypass	Chester, South Carolina	45,817	7/14/2011	2,585,000	1,566,000
Topaz Marketplace	Hesperia, California	50,699	9/23/2011	13,500,000	8,022,000
Osceola Village	Kissimmee, Florida	116,645	10/11/2011	21,800,000	17,844,000
Constitution Trail	Normal, Illinois	200,289	10/21/2011	18,000,000	14,956,000
Summit Point	Lafayette, Georgia	111,970	12/21/2011	18,250,000	12,252,000
Morningside Marketplace	Fontana, California	76,923	1/9/2012	18,050,000	8,938,000
Woodland West Marketplace	Arlington, Texas	176,414	2/3/2012	13,950,000	10,011,000
Ensenada Square	Arlington, Texas	62,612	2/27/2012	5,025,000	3,100,000
Shops at Turkey Creek	Knoxville, Tennessee	16,324	3/12/2012	4,300,000	2,805,000
Aurora Commons	Aurora, Ohio	89,211	3/20/2012	7,000,000	4,550,000
Florissant Marketplace	Florissant, Missouri	146,257	5/16/2012	15,250,000	9,176,000
Bloomingdale Hills	Tampa, Florida	78,442	6/18/2012	9,300,000	5,600,000
		1,521,485		189,648,000	127,834,000
Property Held for Sale
Craig Promenade	Las Vegas, Nevada	86,395	3/30/2011	12,800,000	5,785,000
Willow Run Shopping Center	Westminster, Colorado	91,575	5/18/2012	11,550,000	8,662,000
Visalia Marketplace	Visalia, California	200,794	6/25/2012	19,000,000	14,250,000
		1,900,249		$232,998,000	$156,531,000

(1)	Square feet includes improvements made on ground leases at the property.

(2)
The purchase price for Pinehurst Square and Shops at Turkey Creek included the issuance of common units in our OP to the sellers. The purchase price for Summit Point included the issuance of preferred membership interests in the entity that indirectly owns the property.

(3)
Debt represents the outstanding balance at September 30, 2013. For more information on our financing, see Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 6. NOTES PAYABLE” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q.

(4)	These amounts represent original purchase price and not current holdings due to pad sales at San Jacinto, Osceola Village, Morningside Marketplace, Craig Promenade and Willow Run.

Results of Operations

Comparison of the three months ended September 30, 2013 versus the three months ended September 30, 2012

The following table provides summary information about our results of operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
Rental and reimbursements	$4,599,000	$5,227,000	$(628,000)	(12.0)%
Operating and maintenance expenses	1,731,000	1,902,000	(171,000)	(9.0)%
General and administrative expenses	706,000	993,000	(287,000)	(28.9)%
Depreciation and amortization expenses	2,310,000	2,271,000	39,000	1.7%
Transaction expenses	(4,000)	406,000	(410,000)	(101.0)%
Interest expense	2,187,000	2,364,000	(177,000)	(7.5)%
Net loss from continuing operations	(2,331,000)	(2,709,000)	378,000	(14.0)%
Loss from discontinued operations	(5,851,000)	(443,000)	(5,408,000)	1,220.8%
Net loss	$(8,182,000)	$(3,152,000)	$(5,030,000)	159.6%

Our results of operations for the three months ended September 30, 2013 are not necessarily indicative of those expected in future periods.

Revenue

Revenues decreased by $628,000 to $4,599,000 during the three months ended September 30, 2013 compared to $5,227,000 for the three months ended September 30, 2012. The decrease was primarily due to adjustments to prior period expense recovery billings to tenants that were recorded during the three months ended September 30, 2013. The occupancy rate for our property portfolio included within continuing operations was 86% as of September 30, 2013 compared to 87% as of September 30, 2012. Both rates are based on approximately 1,521,000 rentable square feet.

Operating and maintenance expenses

Operating and maintenance expenses decreased by $171,000 to $1,731,000 during the three months ended September 30, 2013 compared to $1,902,000 for the three months ended September 30, 2012.  The decrease is primarily due to lower bad debt expense for the three months ended September 30, 2013 as compared to the same period in 2012.

General and administrative expenses

General and administrative expenses were $706,000 during the three months ended September 30, 2013 compared to $993,000 for the three months ended September 30, 2012, a decrease of $287,000.  The decrease is primarily due to the August 2013 rebate to us by Glenborough, upon the signing of the advisory agreement, of $150,000 in consulting fees previously paid to Glenborough and the simultaneous elimination of all of our accounting employees and staff in August 2013.

Depreciation and amortization expense
Depreciation and amortization expense increased by $39,000 to $2,310,000 during the three months ended September 30, 2013 compared to $2,271,000 for the three months ended September 30, 2012.

Transaction expenses

Transaction expenses decreased by $410,000 resulting in a credit of $4,000 during the three months ended September 30, 2013 compared to $406,000 in expenses for the three months ended September 30, 2012. We incurred residual transaction expenses for three properties acquired during the third quarter of 2012 and had no acquisitions during the third quarter of 2013. The $4,000 credit is due to a $125,000 partial refund of a deposit, received in August 2013, in connection with a prior year acquisition that did not materialize netted with other transaction costs incurred in the three months ended September 30, 2013.

Interest expense

Interest expense decreased by $177,000 to $2,187,000 during the three months ended September 30, 2013 compared to $2,364,000 for the three months ended September 30, 2012. The decrease was primarily due to amortization of principal.

Loss from discontinued operations

Loss from discontinued operations increased by $5,408,000 to $5,851,000 during the three months ended September 30, 2013 compared to $443,000 for the three months ended September 30, 2012. The increase is primarily attributed to the discontinued operations and losses in the amount of $5,394,000 associated with the Lahaina Gateway property’s Deed In Lieu Of Foreclosure during the three months ended September 30, 2013.  The Lahaina Gateway property was purchased in November 2012 and thus is not included in the discontinued operations as of September 30, 2012. Discontinued operations for the three months ended September 30, 2013 included the operating results related to Lahaina Gateway, Craig Promenade, Willow Run, and Visalia Marketplace.  Discontinued operations for the three months ended September 30, 2012 included the operating results of five parcels at Morningside Marketplace and Osceola Village which were sold in 2012, as well as, the operating results related to Craig Promenade, Willow Run, Waianae Mall, and Visalia Marketplace.

Net loss

Net loss for the three months ended September 30, 2013 was $8,182,000 compared to a net loss of $3,152,000 for the same period in 2012. The increase in net loss of $5,030,000 is primarily attributed to an increase in the loss from discontinued operations.

Comparison of the nine months ended September 30, 2013 versus the nine months ended September 30, 2012

The following table provides summary information about our results of operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,		Increase	Percentage
	2013	2012	(Decrease)	Change
Rental and reimbursements	$15,776,000	$14,027,000	$1,749,000	12.5%
Operating and maintenance expenses	6,041,000	4,723,000	1,318,000	27.9%
General and administrative expenses	3,689,000	2,595,000	1,094,000	42.2%
Depreciation and amortization expenses	6,581,000	5,834,000	747,000	12.8%
Transaction expenses	38,000	3,334,000	(3,296,000)	(98.9)%
Interest expense	7,014,000	7,981,000	(967,000)	(12.1)%
Net loss from continuing operations	(7,587,000)	(10,440,000)	2,853,000	(27.3)%
Loss from discontinued operations	(3,194,000)	(1,195,000)	(1,999,000)	167.3%
Net loss	$(10,781,000)	$(11,635,000)	$854,000	(7.3)%

Our results of operations for the nine months ended September 30, 2013 are not necessarily indicative of those expected in future periods.

Revenue

Revenues increased by $1,749,000 to $15,776,000 during the nine months ended September 30, 2013 compared to $14,027,000 for the nine months ended September 30, 2012. The increase was primarily due to a full nine months of operations for six properties acquired and included within continuing operations for the nine months ended September 30, 2013.

Operating and maintenance expenses

Operating and maintenance expenses increased by $1,318,000 to $6,041,000 during the nine months ended September 30, 2013 compared to $4,723,000 for the nine months ended September 30, 2012. The increase was primarily due to a full nine months of operations for six properties acquired and included within continuing operations for the nine months ended September 30, 2013.

Included in operating and maintenance expenses and also contributing to the increase for the nine months ended September 30, 2013 is bad debt expense (an increase of $392,000 due primarily to the continued aging of amounts billed to tenants in 2012 and earlier in 2013).

General and administrative expenses

General and administrative expenses were $3,689,000 during the nine months ended September 30, 2013 compared to $2,595,000 for the nine months ended September 30, 2012, an increase of $1,094,000.  The increase is primarily due to non-recurring costs related to the transition from our former advisor, the need for interim accounting staff and the transition to our new advisor on August 10, 2013.  Additional factors contributing to the increase in the nine months ended September, 30, 2013, include higher levels of legal fees and higher audit fees due to additional billings received in early 2013 related to the 2012 audit.  Advisory and accounting costs for the remainder of the year may decrease due to the former advisor’s contract expiring on August 7, 2013, the elimination of all of our accounting employees and staff in August 2013, and the execution of the advisory agreement in August 2013 which is estimated to result in lower costs.  In connection with the execution of the new advisory agreement in August 2013, Glenborough rebated $150,000 of consulting fees to us.

Depreciation and amortization expense

Depreciation and amortization expense increased by $747,000 to $6,581,000 during the nine months ended September 30, 2013 compared to $5,834,000 for the nine months ended September 30, 2012. The increase was primarily due to a full nine months of operations for six properties acquired and included within continuing operations for the nine months ended September 30, 2013.

Transaction expenses

Transaction expenses decreased by $3,296,000 to $38,000 during the nine months ended September 30, 2013 compared to $3,334,000 for the nine months ended September 30, 2012. We incurred transaction expenses for six properties included within continuing operations acquired during the nine months ended September 30, 2012 and had no acquisitions during the nine months ended September 30, 2013.

Interest expense

Interest expense decreased by $967,000 to $7,014,000 during the nine months ended September 30, 2013 compared to $7,981,000 for the nine months ended September 30, 2012. The decrease was primarily due to a write-off of deferred financing costs in the prior year period. Interest expense for the nine months ended September 30, 2012 included the amortization and write-off of deferred financing costs of $1,762,000. The write-off of approximately $930,000 of unamortized deferred financing costs was as a result of the refinancing of our credit agreement completed in January and June 2012.  The write-off was offset by the increased debt levels associated with the six properties included within continuing operations acquired during the nine months ended September 30, 2012.

Income (loss) from discontinued operations

Loss from discontinued operations was $3,194,000 during the nine months ended September 30, 2013 compared to a loss of $1,195,000 for the nine months ended September 30, 2012. The increase of $1,999,000 is attributed to the loss from the Lahaina Gateway property’s Deed In Lieu Of Foreclosure in August 2013 which was offset by the gain on the January 2013 sale of the Waianae Mall. Discontinued operations for the nine months ended September 30, 2013 included the operating results of Craig Promenade, Willow Run, Visalia Marketplace, Lahaina Gateway and Waianae Mall. Discontinued operations for the nine months ended September 30, 2012 included the operating results of five parcels at Morningside Marketplace and Osceola Village which were sold in 2012, as well, as the operating results related to Craig Promenade, Willow Run, Visalia Marketplace and Waianae Mall.

Net loss

Net loss decreased by $854,000 to $10,781,000 during the nine months ended September 30, 2013 compared to $11,635,000 for the nine months ended September 30, 2012. The decrease in net loss is primarily attributed to a reduction in transaction and interest expense and the gain on sale of Waianae Mall offset by the loss associated with the Lahaina Gateway property’s Deed In Lieu Of Foreclosure and the increase in operating and maintenance, general and administrative and depreciation resulting from a full nine months of operations for six properties acquired and included within continuing operations for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2013, our portfolio included 19 retail properties (16 real estate investments and three properties held for sale), with a net carrying value aggregating $197.7 million. Our principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. On February 7, 2013, as a result of the expiration of our initial public offering, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. Additionally, we filed an application on March 1, 2013 with the SEC to withdraw the registration statement on Form S-11 for our follow-on public offering that was initially filed with the SEC on June 15, 2012. As a result of the termination of our initial public offering and our withdrawal of the registration statement for our follow-on public offering, offering proceeds from the sale of our securities are not currently available to fund our cash needs. We expect our future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to us from any sale of equity that we conduct in the future. We also expect our investment activity will be significantly reduced until we are able to identify other sources of equity capital or other significant sources of financing. Due to the decrease in our capital resources, we suspended our share redemption program, including redemptions for death and disability, effective January 15, 2013. We intend to reevaluate our ability to resume share redemptions pursuant to our share redemption program after completing the transition to our new advisor and addressing our liquidity issues. Our ability to resume share redemptions will be determined by our board of directors based on our liquidity and cash needs, once the KeyBank forbearance is resolved.

At September 30, 2013, our cash and cash equivalents are $1,390,000 and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) is $4,440,000. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

On April 1, 2013, we entered into a forbearance agreement relating to our Credit Facility with KeyBank (the “Forbearance Agreement”). On July 31, 2013, we entered into an amendment to the Forbearance Agreement with KeyBank which extended the forbearance period. On or before the expiration of the forbearance period to January 31, 2014, we currently intend to refinance a portion of the Credit Facility with KeyBank or with another lender, and pay down a portion of the balance of the Credit Facility with proceeds from disposition of certain properties securing the Credit Facility (for additional discussion see “– KeyBank Credit Facility” below).

As of September 30, 2013, our borrowings exceeded 300% of the value of our net assets due to the exclusion from total assets of intangible assets that were acquired with our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at September 30, 2013, the excess over the borrowing limitation has been approved by our independent directors. As of December 31, 2012, our borrowings exceeded 300% of the value of our net assets due to the exclusion from total assets of intangible assets that were acquired with our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at December 31, 2012, the excess over the borrowing limitation has been approved by our independent directors.

Cash Flows from Operating Activities

During the nine months ended September 30, 2013, net cash used in operating activities from continuing operations was $1,881,000 compared to net cash used in operating activities of $2,486,000 during the nine months ended September 30, 2012, a reduction in cash flows used in operating activities of $605,000. The reduction in cash used in operating activities during the nine months ended September 30, 2013 was primarily due to lower loss from continuing operations which was partially offset by changes in operating asset and liability balances involving prepaid expenses, accounts payable and accrued expenses.

Cash Flows from Investing Activities

Our most significant component of cash used in investing activities involves our expenditures for real estate acquisitions. During the nine months ended September 30, 2013, net cash used in investing activities from continuing operations was $813,000 compared to $74,260,000 during the nine months ended September 30, 2012.  The decrease was primarily attributed to the acquisition of six properties within continuing operations during 2012 for an aggregate cash outlay of $72,489,000. No property acquisitions were completed in the nine months ended September 30, 2013. Net cash provided by investing activities from discontinued operations during the nine months ended September 30, 2013 primarily represented net cash received on the sale of Waianae Mall in January 2013. Net cash used in investing activities from discontinued operations during the nine months ended September 30, 2012 was $24,468,000 which primarily represented the net cash outlay on the acquisition of Willow Run and Visalia Marketplace which were reclassified as held for sale in the nine months ended September 30, 2013.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our initial public offering, debt financings and distributions paid to our stockholders. During the nine months ended September 30, 2013, net cash used in financing activities from continuing operations was $2,321,000, compared to net cash provided by financing activities of $97,531,000 during the nine months ended September 30, 2012. The primary components of net cash used in financing activities from continuing operations for the nine months ended September 30, 2013 were repayments of notes payable of $5,147,000, net with proceeds from the issuance of member interests to SRT Secured Holdings Manager, LLC, an affiliate of Glenborough in the amount of $1,929,000. For the nine months ended September 30, 2012, net cash provided by financing activities primarily related to proceeds received from our initial public offering of $45,148,000 and proceeds from the issue of notes payable related to our property acquisitions and refinancing of debt during the period of $140,178,000, net of repayments on our notes payable of $74,722,000.

Short-term Liquidity and Capital Resources

Our principal short-term demand for funds will be for the payment of operating expenses and the payment of principal and interest on our outstanding indebtedness. To date, our cash needs for operations have been covered from cash provided by property operations and the sale of shares of our common stock. Due to the termination of our initial public offering on February 7, 2013, we intend to fund our short-term operating cash needs from operations. Operating cash flows are expected to increase as operations in our existing portfolio stabilize and efficiencies are gained. Additionally, offering and organization costs associated with our initial public offering have been eliminated due to the termination of our initial public offering on February 7, 2013. Effective January 15, 2013, our monthly distributions have been suspended. For so long as we remain in default under the terms of our Credit Facility with KeyBank, we are prohibited from paying distributions to our investors. Once the KeyBank prohibitions on the payment of distributions are no longer in place, our board of directors will periodically evaluate our ability to commence making quarterly distributions based on our other operational cash needs. Our board of directors has determined that quarterly distributions for the quarter ended September 30, 2013 will not be made due to the KeyBank prohibition on distributions.

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

KeyBank Credit Facility and Forbearance Agreement

On December 17, 2010, we, through our subsidiary, SRT Secured Holdings, LLC, or Secured Holdings, formerly TNP SRT Secured Holdings, LLC, entered into the Credit Facility with KeyBank and certain other lenders, which we collectively refer to as the “lenders,” to establish a revolving credit facility with an initial maximum aggregate commitment of $35,000,000. The Credit Facility initially consisted of an A tranche, or “Tranche A,” with an initial aggregate commitment of $25 million, and a B tranche, or “Tranche B,” with an initial aggregate commitment of $10 million. Tranche B under the Credit Facility terminated as of June 30, 2011. The aggregate commitment under Tranche A was subsequently increased on multiple occasions to a maximum of $45 million. As of September 30, 2013, the Credit Facility had an outstanding balance of $36,455,000, including debt reclassified under liabilities held for sale.

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

On April 1, 2013, our OP, certain subsidiaries of our OP which are borrowers under the Credit Facility (which we collectively refer to as the “Borrowers”) and KeyBank, as lender and agent for the other lenders, entered into the Forbearance Agreement which amended the terms of the Credit Facility and provided for certain additional agreements with respect to the existing events of default. On July 31, 2013, our OP, the Borrowers and KeyBank entered into an amendment to the Forbearance Agreement which extended the forbearance period under the Forbearance Agreement.  Pursuant to the terms of the Forbearance Agreement, as amended, KeyBank and the other lenders agreed to forbear the exercise of their rights and remedies with respect to the existing events of default until the earliest to occur of (1) January 31, 2014, (2) our default under or breach of any of the representations or covenants under the Forbearance Agreement or (3) the date any additional events of defaults (other than the existing events of default) under the Credit Facility occur or become known to KeyBank or any other lender, which we refer to as the “forbearance expiration date.” Upon the forbearance expiration date, all forbearances, deferrals and indulgences granted by the lenders pursuant to the Forbearance Agreement, as amended, will automatically terminate and the lenders will be entitled to enforce, without further notice of any kind, any and all rights and remedies available to them as creditors at law, in equity, or pursuant to the Credit Facility or any other agreement as a result of the existing events of default or any additional events of default which occur or come to light following the date of the Forbearance Agreement, as amended.

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

Pursuant to the Forbearance Agreement we, our OP and all of the Borrowers under the Credit Facility have jointly and severally agreed to pay to KeyBank (1) any and all out-of-pocket costs or expenses (including legal fees and disbursements) incurred or sustained by the lenders in connection with the preparation of the Forbearance Agreement and all related matters and (2) from time to time after the occurrence of any default under the Forbearance Agreement any out-of-pocket costs or expenses (including legal fees and consulting and other similar professional fees and expenses) incurred by the lenders in connection with the preservation of or enforcement of any rights of the lenders under the Forbearance Agreement and the Credit Facility. In connection with the execution of the Forbearance Agreement, we agreed to pay a market rate loan extension fee to KeyBank. In connection with the amendment of the Forbearance Agreement, we agreed to pay KeyBank a market rate loan extension fee.

Under the Credit Facility, we are not permitted to make, without the lender’s consent, certain restricted payments (as defined in the Credit Facility) which includes the payment of distributions that are not required to maintain our REIT status.

Contractual Commitments and Contingencies

As of September 30, 2013, there have been no material changes in our enforceable and legally binding obligations, contractual obligations, and commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Interim Financial Information

The financial information as of and for the period ended September 30, 2013 included in this quarterly report is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the nine months ended September 30, 2013. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Limitation on Total Operating Expenses

We reimburse our advisor for all expenses paid or incurred by our advisor in connection with the services provided to us, except that we will not reimburse our advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter, and (2) 25% of our net income, as defined in our charter, or the “2/25 Limit,” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the twelve months ended September 30, 2013, our total operating expenses did not exceed the 2/25 Limit.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of September 30, 2013, we believe we are in compliance with the REIT qualification requirements.

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

Effective January 15, 2013, we announced that we will no longer be making monthly distributions. For so long as we remain in default under the terms of the Credit Facility, KeyBank prohibits the payment of distributions to our stockholders. Once the prohibitions on distributions imposed by the Credit Facility are no longer in place, our board of directors will periodically evaluate our ability to make quarterly distributions based on our other operational cash needs. Due to the KeyBank prohibitions on distributions, our board of directors has determined that quarterly distributions for the quarter ended September 30, 2013 will not be made.

The following table sets forth the distributions declared and paid to our common stockholders and holders of common units in our OP for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively:

	Distributions Declared to Common Stockholders (1)	Monthly Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2013 (4)	$636,000	$0.05833	$25,000	$390,000	$25,000	$246,000	$636,000
Second Quarter 2013	-	N/A	-	-	-	-	-
Third Quarter 2013	-	N/A	-	-	-	-	-
	$636,000		$25,000	$390,000	$25,000	$246,000	$636,000

	Distributions Declared to Common Stockholders (1)	Monthly Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	$0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	$0.05833	76,000	1,015,000	76,000	709,000	1,724,000
Fourth Quarter 2012 (4)	1,259,000	$0.05833	51,000	1,274,000	76,000	607,000	1,881,000
	$5,953,000		$258,000	$3,876,000	$275,000	$2,292,000	$6,168,000

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

(3)       None of the holders of common units in our OP are participating in our DRIP, which was terminated effective February 7, 2013.

(4)       Distributions in the aggregate amount of $636,000 to common stockholders and $25,000 to holders of common units in our OP were declared on January 18, 2013.

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

We define FFO, a non-GAAP measure, consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, as revised in February 2004, or the White Paper. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property but including asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO. Our FFO calculation complies with NAREIT’s policy described above.

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

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. In the event that proceeds from our initial public offering are not available to fund our reimbursement of acquisition fees and expenses incurred by our advisor, such fees and expenses will need to be reimbursed to our advisor from other sources, including debt, operational earnings or cash flow, net proceeds from the sale of properties, or from ancillary cash flows. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

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

Our calculation of FFO, MFFO and Adjusted MFFO and the reconciliation to net income (loss) is presented in the following table for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
FFO, MFFO and Adjusted MFFO	2013	2012	2013	2012
Net loss	$(8,182,000)	$(3,152,000)	$(10,781,000)	$(11,635,000)
Adjustments (1):
(Gain)/loss on disposal of assets and extinguishment of debt	5,555,000	(118,000)	828,000	(118,000)
Depreciation of real estate	1,461,000	1,424,000	4,267,000	3,648,000
Depreciation of real estate - discontinued operations	341,000	636,000	1,514,000	1,291,000
Amortization of in place leases and other intangibles	784,000	1,508,000	2,310,000	2,847,000
Amortization of in place leases and other intangibles - discontinued operations	153,000	313,000	1,048,000	663,000
FFO	112,000	611,000	(814,000)	(3,304,000)

FFO per share - basic	$0.01	$0.06	$(0.07)	$(0.37)

FFO per share - diluted	$0.01	$0.06	$(0.07)	$(0.37)

Adjustments:
Straight-line rent (2)	(75,000)	(234,000)	(340,000)	(527,000)
Straight-line rent - discontinued operations (2)	(151,000)	(20,000)	(332,000)	(65,000)
Transaction expenses (3)	(4,000)	594,000	(40,000)	3,522,000
Transaction expenses - discontinued operations (3)	-	16,000	78,000	846,000
Amortization of above market leases (4)	159,000	173,000	477,000	510,000
Amortization of above market leases - discontinued operations (4)	109,000	109,000	519,000	189,000
Amortization of below market leases (4)	(229,000)	(175,000)	(560,000)	(380,000)
Amortization of below market leases - discontinued operations (4)	(30,000)	(190,000)	(172,000)	(447,000)
Accretion of discounts on debt investments - discontinued operations	-	16,000	-	49,000
Amortization of debt discount	-	-	179,000	-
Realized losses from the early extinguishment of debt (5)	4,000	-	110,000	930,000
MFFO	(105,000)	900,000	(895,000)	1,323,000

MFFO per share - basic	$(0.01)	$0.08	$(0.08)	$0.15

MFFO per share - diluted	$(0.01)	$0.08	$(0.08)	$0.15

Adjustments:
Amortization of deferred financing costs (6)	205,000	125,000	774,000	372,000
Amortization of deferred financing costs - discontinued operations(6)	58,000	11,000	58,000	37,000
Non-recurring default interest, penalties and fees (7)	91,000	-	715,000	-

Adjusted MFFO	$249,000	$1,036,000	$652,000	$1,732,000

Adjusted MFFO per share - basic	$0.02	$0.10	$0.06	$0.19

Adjusted MFFO per share - diluted	$0.02	$0.10	$0.06	$0.19

Net loss per share - basic (8)	$(0.71)	$(0.29)	$(0.94)	$(1.24)

Net loss per share - diluted (8)	$(0.71)	$(0.29)	$(0.94)	$(1.24)

Weighted average common shares outstanding - basic	10,967,963	10,616,610	10,964,563	8,956,275

Weighted average common shares outstanding - diluted	10,967,963	10,616,610	10,964,563	8,956,275

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO.

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

43

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

(5)	Relates to the write-off of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt.

(6)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.

(7)	Adjustment for the non-recurring late payment charges and default interest paid to cure the events of default under the Lahaina Loan and adjustment for forbearance fees paid.

(8)	Net loss per share relates to both common stockholders and non-controlling interests.

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

Off-Balance Sheet Arrangements

As of September 30, 2013 and December 31, 2012, apart from a ground lease at the Lahaina Gateway property, which we disposed of pursuant to a deed-in-lieu-of-foreclosure transaction on August 1, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The Lahaina Gateway property was encumbered by a ground lease which was assigned to us in connection with the acquisition of the property on November 9, 2012. The original lease term was for a period of 55 years, commencing on February 2, 2005 with an expiration date of February 1, 2060. The current annual base rent was $1,187,000, payable in monthly installments of approximately $99,000 through February 1, 2015.

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

Subsequent Events

Proxy Contest

On October 29, 2013, a group of minority stockholders led by Anthony W. Thompson, the Company’s former Chief Executive Officer and chairman of the board and a current member of the Company’s board of directors (the “Thompson Group”) filed with the SEC a definitive Solicitation Statement to Request a Meeting of Stockholders (the “Thompson Group Solicitation”). Pursuant to the Thompson Group Solicitation, the Thompson Group has solicited written requests from the Company’s stockholders to call a special meeting of the Company’s stockholders for the purposes of (1) removing each member of the Company’s current board of directors (except for Mr. Thompson), and (2) replacing the removed directors with a slate of director nominees selected by the Thompson Group. The Company’s board of directors has determined that the solicitation from the Thompson Group is not in the best interests of the Company or its stockholders and has recommended that the Company’s stockholders disregard any solicitation materials received from the Thompson Group. Pursuant to a proxy statement to be filed with the SEC, the Company’s board of directors intends to solicit revocations of any written requests submitted by stockholders in response to the Thompson Group Solicitation.

Amended Articles of Incorporation

On October 31, 2013, in order to protect the Company’s stockholders from the Thompson Group’s unsolicited attempt to take control of the Company, the Company’s board of directors elected, in accordance with Maryland law, to be subject to all of the provisions of the Maryland Unsolicited Takeover Act (the “MUTA”). On November 4, 2013, the Company filed Articles Supplementary to the Charter with the Maryland Department of Assessments and Taxation in order to make the election to be subject to the provisions of MUTA. The effect of the Company’s election to be subject to MUTA is as follows:

•       Classified Board of Directors. The Company’s board of directors is now divided into three classes: Andrew Batinovich and Anthony W. Thompson are in Class I with a term of office expiring at the Company’s 2013 annual meeting of stockholders (which is scheduled for January 10, 2014), John B. Maier II is in Class II with a term of office expiring at the Company’s 2014 annual meeting of stockholders, and Phillip I. Levin and Jeffrey S. Rogers are in Class III with a term of office expiring at the Company’s 2015 annual meeting of stockholders. Previously, all directors served one-year terms.

•       Removal of Directors. The removal of directors will now require a two-thirds vote of the Company’s stockholders. Previously, the Charter required a majority vote for removal of directors. In addition, because the Company’s directors are classified, under Maryland law they may only be removed for cause.

•       Stockholder-Requested Meetings. Previously, the Charter required the Company’s secretary to call a special meeting of the stockholders (a “Stockholder-Requested Meeting”) upon the request of the holders of ten percent (10%) of all the votes entitled to be cast at such special meeting. As a result of the Company’s election to be subject to all of the provisions of MUTA, a Stockholder-Requested Meeting will require the written request of the Company’s stockholders entitled to cast at least a majority of the votes entitled to be cast at the meeting.

For additional information regarding the Articles Supplementary, see the Company’s Form 8-K filed with the SEC on November 4, 2013, and the full text of the Articles Supplementary, which are filed as Exhibit 3.1 thereto.

Amended and Restated Bylaws

On October 17, 2013, the Company’s board of directors adopted the Company’s Amended and Restated Bylaws, which became effective upon their adoption by the Company’s board. On October 31, 2013, the Company’s board of directors adopted the Company’s Second Amended and Restated Bylaws, which became effective upon their adoption by the Company’s board. The Second Amended and Restated Bylaws address a number of issues related to the director nominations and Stockholder-Requested Meetings. For additional information regarding the Second Amended and Restated Bylaws, see the Company’s Form 8-K filed with the SEC on November 4, 2013, and the full text of the Second Amended and Restated Bylaws, which are filed as Exhibit 3.2 thereto.

Appointment of Chairman; Reduction in Board Size

On October 31, 2013, the Company’s board of directors took the following actions:

•       Appointment of Chairman. The board of director appointed John B. Maier, II as chairman of the board of directors. The previous chairman of the board, Mr. Anthony W. Thompson, was removed from that position in August 2013.

•       Reduction in Size of Board. The board of directors elected to reduce the size of the board from five to four effective at the 2013 annual meeting of the Company’s stockholders by eliminating the seat currently occupied by Mr. Anthony W. Thompson.

Willow Run Sales Completion

On October 31, 2013, the Company sold the Willow Run property in Westminster, Colorado to an unaffiliated buyer for a gross sales price of $10,825,000. The Company originally acquired the Willow Run property in May 2012 for $11,550,000 and then in February 2013 sold a pad for a gross sales price of $1,050,000. In accordance with the terms of the loan documents with KeyBank, all net proceeds from the sale were released from escrow to KeyBank.  The Company incurred a disposition fee to the Advisor of $54,000 in connection with the sale, which was paid through the closing.

ITEM  3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity, fund capital expenditures and expand our real estate investment portfolio and operations. Market fluctuations in real estate financing may affect the availability and cost of funds needed to expand our investment portfolio. In addition, restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect our ability to dispose of real estate in the future. We will seek to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. With regard to variable rate financing, we will assess our interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding and forecasted debt obligations as well as our potential offsetting hedge positions. While this hedging strategy will be designed to minimize the impact on our net income and funds from operations from changes in interest rates, the overall returns on your investment may be reduced. At September 30, 2013, we did not hold any positions in derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our assets.

We borrow funds and make investments at a combination of fixed and variable rates. Interest rate fluctuations will generally not affect our future cash flows on our fixed rate debt unless such instruments mature or are otherwise terminated. However, interest rate changes will affect the fair value of our fixed rate instruments. At September 30, 2013, the fair value of our fixed rate debt was $121,188,000 and the carrying value of our fixed rate debt was $120,575,000. The fair value estimate of our fixed rate debt was estimated using present value techniques utilizing contractual cash outflows and observable interest rates we would expect to pay for debt of a similar type and remaining maturity if the loans were originated at September 30, 2013. As we expect to hold our fixed rate instruments to maturity and the amounts due under such instruments would be limited to the outstanding principal balance and any accrued and unpaid interest, we do not expect that fluctuations in interest rates, and the resulting change in fair value of our fixed rate instruments, would have a significant impact on our operations.

At September 30, 2013, the fair value and carrying value of our variable rate debt, including debt reclassified under liabilities held for sale, was $36,455,000. Movements in interest rates on our variable rate debt would change our cash flows, but would not significantly affect the fair value of our debt. At September 30, 2013, we were exposed to market risks related to fluctuations in interest rates on $36,455,000 of variable rate debt outstanding. Our variable rate debt outstanding bears interest at the lesser of (1) the Adjusted LIBOR Rate (Index) as defined in the Credit Facility plus 3.50% per annum, or (2) the maximum rate of interest permitted by applicable law. The Index is further subject to a floor rate of 2.00%, resulting in a fully indexed floor rate of 5.50%. We estimate that a hypothetical increase or decrease in interest rates of 100 basis points would have no impact on future earnings as the floor rate would continue to be in effect. The one month LIBOR rate was 0.18% at September 30, 2013.

The weighted-average interest rates of our fixed rate debt and variable rate debt at September 30, 2013 were 6.13% and 5.50%, respectively. The weighted-average interest rate represents the actual interest rate in effect at September 30, 2013 (consisting of the contractual interest rate).

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

Internal Control Over Financial Reporting

In assessing our internal control over financial reporting, our management considered that we amended our Consulting Agreement with Glenborough to expand the services provided to us by Glenborough to include, effective May 1, 2013, the provision of accounting services, to include all accounts receivable functions, including property rent and expense recovery billings and all property accounts payable and effective June 1, 2013, to further expand the services provided to us by Glenborough so that Glenborough assumed full responsibility for all of our accounting services.  On August 10, 2013, in connection with the execution of the Advisory Agreement with SRT Advisor, LLC, an affiliate of Glenborough, we terminated the Consulting Agreement and SRT Advisor, LLC assumed full responsibility for all of our accounting services.

Based on its assessment, our management concluded that, as of September 30, 2013, our internal control over financial reporting was effective.

There have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART  II.       OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

We are currently a party to the following material pending legal proceedings:

Litigation Concerning Change in Transfer Agents

On or about August 12, 2013, the Company commenced a civil action in the Court of Chancery of the State of Delaware against Mr. Anthony W. Thompson, the Company’s former Chief Executive Officer and Chairman of the Board and TNP Transfer Agent, LLC (the “Prior Transfer Agent”). The Company alleged that it had replaced the Prior Transfer Agent with a new transfer agent, but Mr. Thompson was causing the Prior Transfer Agent to refuse to transfer the stockholder information belonging to the Company to the new transfer agent.  The Company sought affirmative injunctive relief compelling the defendants to transfer all stockholder information belonging to the Company to the new transfer agent.  On September 6, 2013, the Court granted the Company’s motion to expedite the proceeding due to the threat of irreparable harm to the Company and its stockholders.  A final hearing on the merits is now scheduled for November 26, 2013.  Subsequent to the Court’s ruling granting the motion to expedite, the defendants provided some of the requested information.  To date, however, the defendants still have not provided all of the requested information.  The Company believes it has a strong case on the merits and intends to seek full compliance by the defendants.

Litigation Concerning Termination of Property Management Agreements

On or about September 9, 2013, TNP Property Manager, LLC (“TNP Property Manager”), the Company’s former property manager, commenced a civil action in the Superior Court of the State of California for Orange County against Glenborough and the Company.  The Company was not served until October 15, 2013.  The complaint relates to the recently announced termination by the Company of the property management agreements between TNP Property Manager and the subsidiaries of the Company that own the various real estate projects in the Company’s portfolio and the selection of Glenborough to act as the Company’s new property manager.  TNP Property Manager alleges that there was no valid basis for the Company to terminate the prior property management agreements and that the Company is now in breach of the agreements.  In addition, the TNP Property Manager accuses Glenborough of “intentional interference with economic relationship.”  From the Company, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5 million.  From Glenborough, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5 million, an award of punitive damages in an unspecified amount, and equitable relief. Glenborough has submitted a request for indemnification to the Company, and the Company has agreed to advance Glenborough’s litigation expenses based on the Company’s obligation under the Consulting Agreement.  The Company intends to defend the action vigorously.

Securities Litigation

On or about September 23, 2013, a civil action captioned Stephen Drews v. TNP Strategic Retail Trust, Inc., et al., SA-CV-13-1488-PA-DFMx, was commenced in the United States District Court for the Central District of California.  The named defendants were the Company, various of its present or former officers and directors, including Anthony W. Thompson, and several entities controlled by Mr. Thompson.  The plaintiff alleged that he invested in connection with the initial public offering of the Company’s shares (the “IPO”) and purported to represent a class consisting of all persons who invested in connection with the IPO between September 23, 2010 and February 7, 2013.  The plaintiff alleged that the Company and all of the individual defendants violated Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) because the offering materials used in connection with the IPO allegedly failed to disclose financial difficulties that Mr. Thompson and the entities controlled by him were experiencing.  Additional claims under the Securities Act were asserted against Mr. Thompson, the entities controlled by Mr. Thompson and the other individual defendants who were employees of Mr. Thompson.  The complaint sought a class-wide award of damages in an unspecified amount.  On October 22, 2013, the plaintiff filed a notice of voluntary dismissal without prejudice.  On October 23, 2013, a virtually identical complaint was filed in the United States District Court for the Northern District of California, asserting the same claims against the same defendants.  The only material difference was that an additional plaintiff was added.  Like the original plaintiff, the additional plaintiff alleges that he invested in connection with the IPO.  The new action is captioned Lewis Booth, et al. v. Strategic Realty Trust, Inc., et al., CV-13-4921-JST.  The Company believes that the claims brought against the Company and the individual defendants other than Mr. Thompson or employees of Mr. Thompson are without merit and intends to defend the action vigorously.

ITEM 1A.      RISK FACTORS

The following risk factor supplements the risk factors set forth in “Part I, Item 1A” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Proxy contests threatened or commenced against our company could be disruptive and costly and the possibility that activist shareholders may wage proxy contests or gain representation on or control of our board of directors could cause uncertainty about the strategic direction of our company.

On October 29, 2013, a group of minority stockholders led by Anthony W. Thompson, our former Chief Executive Officer and chairman of the board and a current member of our board of directors, which we refer to as the “Thompson Group,” filed with the SEC a definitive Solicitation Statement to Request a Meeting of Stockholders, which we refer to as the “Thompson Group Solicitation.” Pursuant to the Thompson Group Solicitation, the Thompson Group has solicited written requests from our stockholders to call a special meeting of our stockholders for the purposes of (1) removing each member of our current board of directors (except for Mr. Thompson), and (2) replacing the removed directors with a slate of director nominees selected by the Thompson Group. Our board of directors has determined that the solicitation from the Thompson Group is not in the best interests of our company or our stockholders and has recommended that our stockholders disregard any solicitation materials received from the Thompson Group. Pursuant to a proxy statement to be filed with the SEC, our board of directors intends to solicit revocations of any written requests submitted by stockholders in response to the Thompson Group Solicitation.

Although we intend to continue to vigorously oppose the Thompson Group’s solicitation of written requests, there can be no guarantee that the Thompson Group will not succeed in causing a special meeting of our stockholders to be called, or that, if such a special meeting is called, that the stockholder votes required to remove our current board of directors and replace them with the Thompson Group’s nominees will not be obtained.  Responding to proxy contests and other actions by activist stockholders such as the Thompson Group can be costly and time-consuming, disrupt our operations and divert the attention of our management and employees away from their regular duties. If the Thompson Group continues to pursue actions to elect directors other than those recommended by our board of directors, or other actions that contest or conflict with our company’s strategic direction, such actions could have an adverse effect on our company and the value of an investment in our shares.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended, or the Securities Act.

We have adopted a share redemption program that may provide limited liquidity to our stockholders. Our share redemption program was suspended effective January 15, 2013. During the three months ended September 30, 2013, there were no shares redeemed pursuant to our share redemption program.

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.         MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.         OTHER INFORMATION.

None.

ITEM 6.          EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2013.

Strategic Realty Trust, Inc.

By:	/s/ ANDREW BATINOVICH
Andrew Batinovich
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ ANDREW BATINOVICH
Andrew Batinovich
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Effective August 22, 2013, TNP Strategic Retail Trust, Inc. and TNP Strategic Retail Operating Partnership, L.P. changed their names to Strategic Realty Trust, Inc. and Strategic Realty Operating Partnership, L.P., respectively. With respect to documents executed prior to the name change, the following Exhibit List refers to the entity names used prior to the name changes in order to accurately reflect the names of the entities that appear on such documents.

Exhibit No.	Description

3.1
Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975) and incorporated herein by reference).

3.2
Strategic Realty Trust, Inc. Articles Supplementary, dated November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2013 and incorporated herein by reference)

3.3
Second Amended and Restated Bylaws of Strategic Realty Trust, Inc. (incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 11, 2013 and incorporated herein by reference).

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

10.1
Advisory Agreement, dated as of August 10, 2013, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP, and SRT Advisor, LLC (incorporated by reference as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.2
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Aurora Commons, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.3
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.4
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Bloomingdale Hills, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.5
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Constitution Trail, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.6
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Craig Promenade, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

Exhibit No.	Description

10.7
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.8
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.9
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio I, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.10
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.11
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio I, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.12
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Osceola Village, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.13
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio I, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.14
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT San Jacinto, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.15
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Summit Point, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.16
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio I, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.17
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.18
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Visalia Marketplace, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

Exhibit No.	Description

10.19
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Willow Run, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

10.20
Property and Asset Management Agreement, dated as of August 10, 2013, by and between TNP SRT Woodland West, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2013 and incorporated herein by reference)

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

