Form 10-K
period 2013-12-31
Strategic Realty Trust, Inc.
filed 2014-03-31
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission file number 000-54376

STRATEGIC REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	90-0413866
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100 San Mateo, California, 94402	94402
(Address of principal executive offices)	(Zip Code)

(650) 343-9300

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act ).  Yes  ☐    No   ☒

There is no established trading market for the registrant’s common stock and therefore the aggregate market value of the registrant’s common stock held by non-affiliates cannot be determined. There were approximately 10,421,000 shares of common stock held by non-affiliates at June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 21, 2014, there were 10,969,714 outstanding shares of common stock of Strategic Realty Trust, Inc.

STRATEGIC REALTY TRUST, INC.

Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets	F-4
Consolidated Statements of Operations	F-5
Consolidated Statements of Equity	F-6
Consolidated Statements of Cash Flows	F-7
Notes to Consolidated Financial Statements	F-9
Schedule III — Real Estate Assets and Accumulated Depreciation	S-1

Signatures

Exhibit Index

EX-21

EX-31.1

EX-31.2

EX-32.1

EX-32.2

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Our executive officers and certain other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor. As a result, they face conflicts of interest, including conflicts created by our advisor’s compensation arrangements with us and conflicts in allocating time among us and other programs and business activities.

•	Our initial public offering has terminated and we are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to continue to acquire real properties or other real estate-related assets, fund or expand our operations and pay distributions to our stockholders will be adversely affected.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service and our ability to pay distributions to our stockholders.

•	Our current and future investments in real estate and other real estate-related investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties could decrease. Such events would make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

•	Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indices. Increases in these indices could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Annual Report, and the risks described in Part I, Item 1A, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

i

PART I

ITEM 1.	BUSINESS

Overview

Strategic Realty Trust, Inc., formerly TNP Strategic Retail Trust, Inc., is a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located in the United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 2009. As used herein, the terms “we” “our” and “us” refer to Strategic Realty Trust, Inc., and, as required by context, Strategic Realty Operating Partnership, L.P., formerly TNP Strategic Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership” or “OP”, and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership.

On November 4, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission, or SEC, for our initial public offering of up to $1,000,000,000 in shares of our common stock to the public at $10.00 per share in our primary offering and up to $100,000,000 shares of our common stock to our stockholders at $9.50 per share pursuant to our distribution reinvestment plan (the “DRIP”). On August 7, 2009, the Securities and Exchange Commission (the “SEC”) declared our registration statement effective and we commenced our initial public offering. On February 7, 2013, we terminated our initial public offering and ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. As of December 31, 2013, we had accepted subscriptions for, and issued, 10,969,714 shares of our common stock in our initial public offering (net of share redemptions), including 391,182 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $108,357,000, net of redemptions. As of December 31, 2013, we had redeemed 160,409 shares pursuant to our share redemption program for an aggregate redemption amount of approximately $1,604,000. Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. For more information regarding our share redemption program, see Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program”.

On June 15, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $900,000,000 in shares of our common stock. However, we subsequently determined not to proceed with our contemplated follow-on public offering and, on March 1, 2013, we requested that the SEC withdraw the registration statement for our contemplated follow-on public offering, effective immediately. We currently do not expect to commence a follow-on offering.

On August 7, 2013, we allowed our advisory agreement (the “Prior Advisory Agreement”) with our prior advisor, TNP Strategic Retail Advisor, LLC (“prior advisor”) to expire without renewal. On August 10, 2013, we entered into a new advisory agreement (the “Advisory Agreement”) with SRT Advisor, LLC (our “advisor”). Our advisor manages our business as our external advisor pursuant to the Advisory Agreement. Our advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry.

Beginning in December 2012 and ending August 10, 2013, Glenborough performed certain services for the Company pursuant to a consulting agreement (“Consulting Agreement”), which Consulting Agreement was cancelled when Glenborough became the Company’s advisor.  We entered into the Consulting Agreement to assist us through the process of transitioning to a new external advisor as well as to provide other services. Pursuant to the Consulting Agreement, from December 2012 through April 2013, we agreed to pay Glenborough a monthly consulting fee of $75,000 and reimburse Glenborough for its reasonable out-of-pocket expenses. Effective May 1, 2013, we amended the Consulting Agreement to expand the services to include accounting provided to us by Glenborough and increased the monthly consulting fee payable to Glenborough to $90,000. On August 10, 2013, in connection with the execution of the Advisory Agreement with our advisor, Glenborough rebated $150,000 of consulting fees to us.

Our office is located at 400 South El Camino Real, Suite 1100, San Mateo, California 94402, and our main telephone number is (650) 343-9300.

Investment Objectives

Our investment objectives are to:

•	preserve, protect and return stockholders’ capital contributions;

•	pay predictable and sustainable cash distributions to stockholders; and

•	realize capital appreciation upon the ultimate sale of the real estate assets we acquire.

Business Strategy

On February 7, 2013, as a result of the expiration of our initial public offering, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. Additionally, on March 1, 2013, we filed an application with the SEC to withdraw our registration statement on Form S-11 for our contemplated follow-on public offering of our common stock. Prior to the termination of our initial public offering, we funded our investments in real properties and other real-estate related assets primarily with the proceeds from our initial public offering and debt financing. Following the termination of our initial public offering, we intend to fund our future cash needs, including any future investments, with debt financing, cash from operations, proceeds to us from asset sales and the proceeds from any offerings of our securities that we may conduct in the future. As a result of the termination of our public offering and the resulting decrease in our capital resources, we expect our investment activity to be reduced until we are able to engage in an offering of our securities or are able to identify other significant sources of financing.

To the extent we acquire additional real estate investments in the future, we intend to continue to focus on investments in income-producing retail properties primarily located in large metropolitan areas in the United States, including neighborhood, community, power and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties, with a focus on properties located in or near residential areas that have, or have the ability to attract, strong anchor tenants. In addition to direct investments in retail properties, we also may originate or acquire real estate-related loans that meet our underlying criteria for direct investment. The specific number and mix of real estate-related loans in which we invest will depend upon real estate market conditions, particularly with respect to retail properties, other circumstances existing at the time we are investing, and compliance with the terms of certain agreements, including, without limitation, our revolving credit facility with KeyBank, which contains certain restrictions on our investments. We may also invest in other real estate assets or real estate-related assets that we believe meet our investment objectives.

Investment Portfolio

As of December 31, 2013, our portfolio included the 17 properties (16 real estate investments and one property held for sale), which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 1,722,000 square feet of single and multi-tenant commercial retail space located in 11 states, which we purchased for an aggregate purchase price of approximately $208,648,000. See Item 2, “Properties” for additional information on our portfolio.

Borrowing Policies

We use, and may continue to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, real estate-related loans, and other real estate-related assets. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of our indebtedness. As of December 31, 2013, our aggregate outstanding indebtedness totaled approximately $140,230,000 (including debt related to Visalia Marketplace which is classified as held for sale as of December 31, 2013), or 65.8% of the book value of our total assets.

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2012, our borrowings exceeded 300% of the value of our net assets due to the exclusion of intangible assets from total assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at December 31, 2012, the excess over the borrowing limitation was approved by our independent directors. As of December 31, 2013, our borrowings no longer exceeded 300% of the value of our net assets.

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

On January 14, 2013, we received a letter of default from DOF IV REIT Holdings, LLC, or DOF, in connection with the Guaranty of Recourse Obligations dated as of November 9, 2012 by us and Anthony W. Thompson, our chairman and co-chief executive officer at the time, for the benefit of DOF, pursuant to which we and Mr. Thompson guaranteed the obligations of TNP SRT Lahaina Gateway, LLC, or TNP SRT Lahaina, a subsidiary of our operating partnership, under the loan from DOF to TNP SRT Lahaina in the aggregate principal amount of $29,000,000, which we refer to as the “Lahaina loan.” The letter of default from DOF stated that two events of default existed under the Lahaina loan as a result of the failure of TNP SRT Lahaina to (1) pay a deposit into a rollover account and (2) pay two mandatory principal payments. DOF requested payment of the missed deposit into the rollover account, the two overdue mandatory principal payments, and late payment charges and default interest in the aggregate amount of $1,280,000 by January 18, 2013. On January 22, 2013, we used a portion of the proceeds from our sale of the Waianae Mall in Waianae, Hawaii to pay the entire amount requested by DOF, which we believed cured the events of default under the Lahaina loan. On August 1, 2013, in order to resolve its obligations under the Lahaina loan, mitigate certain risks presented by the terms of the Lahaina loan and avoid potential litigation and foreclosure proceedings (and the associated costs and delays), TNP SRT Lahaina granted and conveyed all of TNP SRT Lahaina’s right, title and interest in and to the leasehold estate in the Lahaina Gateway property, including all leases, improvements, licenses and permits and personal property related thereto, to DOF IV Lahaina, LLC, an affiliate of DOF, pursuant to a Deed In Lieu Of Foreclosure Agreement by and among the Company, TNP SRT Lahaina and the DOF.

In January 2013, we became aware of a number of events of default under the KeyBank credit facility relating to our failure to use the net proceeds from our sale of our shares in our public offering and the sale of our assets to repay our borrowings under the KeyBank credit facility and our failure to satisfy certain financial covenants under the KeyBank credit facility, which we collectively refer to as the “existing events of default.” Due to the existing events of default, which had not been cured or waived by KeyBank or the other lenders, KeyBank and the other lenders became entitled to exercise all of their rights and remedies under the KeyBank credit facility and applicable law. We, our OP, certain subsidiaries of our OP which are borrowers under the KeyBank credit facility and KeyBank entered into a forbearance agreement which amended the terms of the KeyBank credit facility and provided for certain additional agreements with respect to the existing events of default. On July 31, 2013, our OP, the borrowers and KeyBank entered into an amendment to the forbearance agreement which extended the forbearance period under the forbearance agreement. Pursuant to the terms of the forbearance agreement (as amended), KeyBank and the other lenders agreed to forbear the exercise of their rights and remedies with respect to the existing events of default until the earliest to occur of (1) January 31, 2014, (2) our default under or breach of any of the representations or covenants under the forbearance agreement or (3) the date any additional events of defaults (other than the existing events of default) under the credit facility occur or become known to KeyBank or any other lender. In December 11, 2013, our OP, the borrowers and KeyBank entered into a second amendment to the forbearance agreement which further extended the forbearance period under the forbearance agreement to July 31, 2014. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8. “Notes Payable” to our consolidated financial statements included in this Annual Report for additional information on the terms of the forbearance agreement and our outstanding indebtedness.

Economic Dependency

We recently transitioned to a new external advisor. We are dependent on our advisor and its affiliates for certain services that are essential to us, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments, management of the daily operations of our real estate and real estate-related investment portfolio, and other general and administrative responsibilities. In the event that our advisor is unable to provide such services to us, we will be required to obtain such services from other sources.

Competitive Market Factors

To the extent that we acquire additional real estate investments in the future, we will be subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities, including other REITs, other real estate limited partnerships, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Some of our competitors may have substantially greater financial and other resources than we have and may have substantially more operating experience than us. The marketplace for real estate equity and financing can be volatile.  There is no guarantee that in the future we will be able to obtain financing or additional equity on favorable terms, if at all. Lack of available financing or additional equity could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do.

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on a real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require us to incur material expenditures or may impose material environmental liability. Additionally, tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.

We do not believe that compliance with existing environmental laws will have a material adverse effect on our consolidated financial condition or results of operations. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Employees

We have no paid employees. The employees of our advisor and its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us. Prior to August 10, 2013, we had six employees, all of whom were former employees of our prior advisor.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as a result, file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information we file electronically with the SEC. Access to these filings is free of charge on the SEC’s website as well as on our website (www.srtreit.com).

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

Risks Related to an Investment in Us

We raised substantially less than 50% of the maximum amount we sought to raise in our initial public offering, which terminated on February 7, 2013. As a result, we will not be able to invest in as diverse a portfolio of properties as we otherwise would, which may cause the value of your investment to vary more widely with the performance of specific assets, and our general and administrative expenses may constitute a greater percentage of our revenue. Our inability to raise greater proceeds in our completed initial public offering, therefore, could increase the risk that you will lose money on your investment.

Our initial public offering terminated on February 7, 2013. Our initial public offering was made on a “best efforts” basis, whereby the brokers participating in the offering had no firm commitment to purchase any shares. The proceeds we raised in our initial public offering were lower than our former sponsor and former dealer manager originally expected. As a result, we have not been able to make the number of investments originally intended, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located, the industries in which our tenants operate and the length of lease terms with our tenants. In addition, we will be limited in the number of investments we are able to make in the future. Finally, adverse developments with respect to a single property, a geographic region, a small number of tenants, a tenant industry or rental rates when we renew or release a property may have a greater adverse impact than they otherwise would.

The actual value of our shares may be substantially less than the estimated value per share we provide to FINRA members. You should not rely on the estimated value per share as being an accurate measure of the current value of our shares of common stock.

To assist the Financial Industry Regulatory Authority, or FINRA, members and their associated persons that participated in our now closed initial public offering, in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2013. The basis for this valuation is the most recent public offering price of our shares of common stock in our public offering of $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which you could resell your shares because (i) our public offering involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, (ii) there is no public market for our shares,(iii) we have paid distributions in excess of funds from operations (“FFO”), (iv) we have incurred general and administrative expenses associated with the transition to a new advisor and the proxy fight in connection with our 2013 annual meeting of stockholders, and (v) for the year ended December 31, 2013, we realized a loss of $5,394,000 associated with the deed-in-lieu of foreclosure transaction for the Lahaina Gateway property.

Our business could be negatively affected as a result of stockholder activities. Proxy contests threatened or commenced against us could be disruptive and costly and the possibility that stockholders may wage proxy contests or gain representation on or control of our board of directors could cause uncertainty about our strategic direction.

Campaigns by stockholders to effect changes at public companies are sometimes led by investors seeking to increase stockholder value through actions such as financial restructuring, corporate governance changes, special dividends, stock repurchases or sales of assets or the entire company. In connection with our 2013 annual meeting of stockholders, we were engaged in a contested election with a stockholder group for seats on the board of directors, which ultimately resulted in a settlement. Prior to the annual meeting proxy contest, the same stockholder group solicited stockholder requests to call a special meeting of stockholders, which effort ended when the group did not collect the requisite number of requests to require us to call a special meeting. Future proxy contests, if any, could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Additionally, perceived uncertainties as to our future direction as a result of stockholder activities or changes to the composition of the board of directors may lead to the perception of a change in the direction of the business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If such perceived uncertainties result in delay, deferral or reduction in transactions with us or transactions with our competitors instead of us because of any such issues, then our revenue, earnings and operating cash flows could be adversely affected.

Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on our operations.

During the quarter ended June 30, 2012, we identified a significant deficiency in our internal control over financial reporting related to our making certain prepayments of acquisition fees and financing fees to our prior advisor prior to the closing of the transaction. In each case, the fees were ultimately earned by the prior advisor. We took steps to develop additional controls and procedures to remediate this significant deficiency. Effective internal controls are necessary for us to provide reliable financial reports.

There is no trading market for shares of our common stock, and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly, or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We adopted a share redemption program but it was limited in terms of the amount of shares that could be purchased each quarter. Effective as of January 15, 2013, we have suspended our share redemption program indefinitely. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should be prepared to hold your shares for an indefinite length of time.

Because we are dependent upon our advisor and its affiliates to conduct our operations, any adverse changes in the financial health of our advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.

We are dependent on our advisor to manage our operations and our portfolio of real estate and real estate-related assets. Our advisor depends on fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of our advisor or our relationship with them could hinder our advisor’s ability to successfully manage our operations and our portfolio of investments. If our advisor is unable to provide services to us we may spend substantial resources in identifying alternative service providers to provide advisory functions.

Substantially all of our cash distributions to date have been made from proceeds from our public offering. Distributions are not guaranteed, may fluctuate, and may constitute a return of capital or taxable gain from the sale or exchange of property.

From August 2009 to December 2012, our board of directors declared monthly cash distributions of $0.05833 per share of common stock, which represented an annualized distribution of $0.70 per share. Due to short-term liquidity issues and defaults under certain of our loan agreements, effective January 15, 2013, our board of directors determined to pay distributions quarterly (as opposed to monthly) for 2013. However, we did not declare or pay a distribution for the first three quarters of 2013. On December 9, 2013, our board of directors declared a quarterly distribution in the amount of $0.05 per share of common stock, payable to stockholders of record as of December 31, 2013. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions” for additional information on regarding distributions.

The actual amount and timing of any future distributions will be determined by our board of directors and typically will depend upon, among other things, the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time. Substantially all of our cash distributions since our inception have been made from proceeds from our initial public offering, which terminated on February 7, 2013. Accordingly, the amount of distributions paid at any given time may not reflect current cash flow from operations.

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

We suspended our share redemption program effective January 15, 2013. There is no guarantee that we will resume share redemptions in the short term or at all.

Due to liquidity issues and defaults under certain of our loan agreements, effective January 15, 2013, we suspended our share redemption program, including with respect to redemptions upon death and disability. We intend to revisit our capacity to resume share redemptions in the future after addressing our liquidity issues. However, there is no guarantee that we will resume share redemptions in the short term or at all. Our ability to resume share redemptions will be determined by our board of directors based upon our liquidity and cash needs. Therefore, until further notice, stockholders will not be able to sell any of their shares back to us pursuant to our share redemption program. Even if resumed, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell his or her shares. If stockholders are able to sell their shares under the share redemption program, they will not recover the amount of their investment in us.

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

We are uncertain of our sources for funding our future capital needs and our cash and cash equivalents on hand has fallen below $4.0 million. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real properties or other real estate-related assets, fund or expand our operations and pay distributions to our stockholders will be adversely affected.

The net proceeds from our initial public offering, which was terminated on February 7, 2013, have been used primarily to fund our investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of various fees and expenses such as acquisition fees and management fees and for payment of distributions to our stockholders. Proceeds from our public offering are no longer available as a source of funding for our capital needs and, as discussed below, our cash and cash equivalents on hand are currently limited. In addition, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our investments or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real properties and other real estate-related assets, to expand our operations and make distributions to our stockholders will be adversely affected.

Risks Relating to Our Organizational Structure

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

We may compete with other affiliates of our advisor for opportunities to acquire or sell real properties and other real estate-related assets. We may also buy or sell real properties and other real estate-related assets at the same time as other affiliates are considering buying or selling similar assets. In this regard, there is a risk that our advisor will select for us investments that provide lower returns to us than investments purchased by another affiliate. Certain of our advisor’s affiliates own or manage real properties in geographical areas in which we expect to own real properties. As a result of our potential competition with other affiliates of our advisor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

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

Our advisor and its affiliates, including certain of our officers and directors, face conflicts of interest caused by compensation arrangements with us and other affiliates, which could result in actions that are not in the best interests of our stockholders.

Our advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	acquisitions of property and other investments and originations of loans, which entitle our advisor to acquisition or origination fees and management fees; and, in the case of acquisitions of investments from other programs sponsored by Glenborough, may entitle affiliates of our advisor to disposition or other fees from the seller;

•	real property sales, since the asset management fees payable to our advisor will decrease;

•	incurring or refinancing debt and originating loans, which would increase the acquisition, financing, origination and management fees payable to our advisor; and

•	whether and when we seek to sell the company or its assets or to list our common stock on a national securities exchange, which would entitle the advisor and/or its affiliates to incentive fees.

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

We may purchase real property and other real estate-related assets from third parties that have existing or previous business relationships with affiliates of our advisor. The officers, directors or employees of our advisor and its affiliates and the principals of our advisor who also perform services for other affiliates of our advisor may have a conflict in representing our interests in these transactions on the one hand and preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third parties.

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

Risks Associated with Retail Property

Our retail properties are subject to property taxes that may increase in the future, which could adversely affect our cash flow.

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

The recent economic downturn in the United States has had, and may continue to have, an adverse impact on the retail industry generally. Slow or negative growth in the retail industry may result in defaults by retail tenants which could have an adverse impact on our financial operations.

The on-going economic downturn in the United States has had and may continue to have an adverse impact on the retail industry generally. As a result, the retail industry may continue to face reductions in sales revenues and increased bankruptcies. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn could result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants into the retail market which may make it difficult for us to fully lease our properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.

Our properties consist primarily of retail properties. Our performance, therefore, is linked to the market for retail space generally.

As of December 31, 2013, we owned 17 properties, each of which is a retail center and the majority of which have multiple tenants. The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.

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

Some of our leases may provide for base rent plus contractual base rent increases. A number of our retail leases may also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales our tenants generate. Under those leases that contain percentage rent clauses, our revenue from tenants may increase as the sales of our tenants increase. Generally, retailers face declining revenues during downturns in the economy. As a result, the portion of our revenue that we may derive from percentage rent leases could decline upon a general economic downturn.

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

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or “ADA”. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. We are committed to complying with the act to the extent to which it applies. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the ADA. We cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

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

On December 17, 2010, we entered into a credit agreement with KeyBank and certain other lenders to establish a revolving credit facility, or the “KeyBank credit facility.” As of December 31, 2012, we had $38,438,000 of outstanding indebtedness under the KeyBank credit facility. In January 2013, we became aware of a number of events of default under the KeyBank credit facility relating to our failure to use the net proceeds from our sale of our shares in our public offering and the sale of our assets to repay our borrowings under the KeyBank credit facility as required by the KeyBank credit facility and our failure to satisfy certain financial covenants under the KeyBank credit facility, which we collectively refer to as the “existing events of default.” Due to the existing events of default, which had not been cured or waived by KeyBank or the other lenders, KeyBank and the other lenders became entitled to exercise all of their rights and remedies as creditors under the KeyBank credit facility and applicable law. We, our operating partnership, certain subsidiaries of our operating partnership that are borrowers under the KeyBank credit facility, which we collectively refer to as the “borrowers,” and KeyBank, as lender and agent for the other lenders, entered into a forbearance agreement that amended the terms of the KeyBank credit facility and provided for certain additional agreements with respect to the existing events of default. Pursuant to the forbearance agreement, KeyBank and the other lenders have agreed to forbear the exercise of their rights and remedies with respect to the existing events of default until the earliest to occur of (1) July 31, 2014, (2) our default under or breach of any of the representations or covenants under the forbearance agreement or (3) the date any additional events of defaults (other than the existing events of default) under the KeyBank credit facility occurs or becomes known to KeyBank or any other lender, which we refer to as the “forbearance expiration date.” Upon the forbearance expiration date, all forbearances, deferrals and indulgences granted by the lenders pursuant to the forbearance agreement will automatically terminate and the lenders will be entitled to enforce, without further notice of any kind, any and all rights and remedies available to them as creditors at law, in equity, or pursuant to the credit facility or any other agreement as a result of the existing events of default or any additional events of default that occur or come to light following the date of the forbearance agreement. If the lenders exercise any of their available remedies upon our breach of the forbearance agreement, our results of operations, financial condition and ability to acquire additional properties and other real estate-related assets and make distributions to our stockholders will be adversely affected. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—KeyBank Credit Facility” for additional information.

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

These covenants increase the risk that we will default under our loan agreements. As discussed above, we are currently in default under our credit facility with KeyBank as a result of our failure to comply with certain covenants. If an event of default occurs under any of our loan agreements, all amounts outstanding under our loan agreements could be declared immediately due and payable. If all or a portion of our debt were accelerated, we may not have access to sufficient funds or other assets to pay the amounts due. In addition, our default on indebtedness secured by our properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan that is in default. Any acceleration of our outstanding indebtedness or foreclosure actions on our properties due to an event of default would adversely impact our financial condition and our ability to make distributions to our stockholders.

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2012, we exceeded the 300% limit due to the exclusion of intangible assets from total assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at December 31, 2012, this excess borrowing was approved by our independent directors. As of December 31, 2013, our aggregate borrowings did not exceed 300% of the value of our net assets. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

If mortgage debt is unavailable on reasonable terms as a result of increased interest rates or other factors, we may not be able to finance the purchase of additional properties. In addition, if we place mortgage debt on properties, we run the risk of being unable to refinance such debt when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when we refinance debt, our income could be reduced. We may be unable to refinance debt at appropriate times, which may require us to sell properties on terms that are not advantageous to us, or could result in the foreclosure of such properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise more capital by issuing securities or by borrowing more money.

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

We made an election to be taxed as a REIT for federal income tax purposes commencing with the taxable year ended December 31, 2009. Our qualification as a REIT depends on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code, for which there are only limited judicial or administrative interpretations and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Internal Revenue Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the federal income tax consequences of that qualification.

If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

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

You may have current tax liability on distributions if you elected to reinvest in shares of our common stock.

If you participated in our distribution reinvestment plan, you will be deemed to have received a cash distribution equal to the fair market value of the stock received pursuant to the plan. For Federal income tax purposes, you will be taxed on this amount in the same manner as if you have received cash; namely, to the extent that we have current or accumulated earnings and profits, you will have ordinary taxable income. As a result, unless you are a tax-exempt entity, you may have to use funds from other sources to pay your tax liability on the value of the common stock received.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including shares of stock in other REITs, certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

Non-U.S. investors may be subject to U.S. federal income taxes on the sale of shares of our common stock if we are unable to qualify as a “domestically controlled” REIT.

A non-U.S. person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to U.S. federal income tax on the gain recognized on such disposition. A non-U.S. stockholder generally would not be subject to U.S. federal income tax, however, on gain from the disposition of stock in a REIT if the REIT is a “domestically controlled REIT.” A domestically controlled REIT is a REIT in which, at all times during a specified testing period, less than 50% in value of its shares is held directly or indirectly by non-U.S. holders. We cannot assure you that we will qualify as a domestically controlled REIT. If we were to fail to so qualify, gain realized by a non-U.S. investor on a sale of our common stock would be subject to U.S. federal income tax unless our common stock was traded on an established securities market and the non-U.S. investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

If we were to pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

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

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary that authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Property Portfolio

As of December 31, 2013, our portfolio included 17 retail properties (16 real estate investments and one property held for sale), which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 1,722,000 square feet of single- and multi-tenant, commercial retail space located in 11 states. We purchased our properties for an aggregate purchase price of $208,648,000. As of December 31, 2013 and 2012, there was $140,230,000 and $210,327,000 of indebtedness on our properties, respectively, including indebtedness on our held for sale properties. As of December 31, 2013 and 2012, approximately 89% and 87% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 7 and 9 years, respectively.

		Rentable		Original
		Square		Purchase
Property Name	Location	Feet (1)	Date Acquired	Price (2) (3)	Debt (4)

Real Estate Investments
Moreno Marketplace	Moreno Valley, California	78,321	11/19/2009	$12,500,000	$9,238,000
Northgate Plaza	Tucson, Arizona	103,492	7/6/2010	8,050,000	6,303,000
San Jacinto	San Jacinto, California	53,777	8/11/2010	7,088,000	1,820,000
Pinehurst Square	Bismarck, North Dakota	114,292	5/26/2011	15,000,000	10,163,000
Cochran Bypass	Chester, South Carolina	45,817	7/14/2011	2,585,000	1,560,000
Topaz Marketplace	Hesperia, California	50,699	9/23/2011	13,500,000	7,988,000
Osceola Village	Kissimmee, Florida	116,645	10/11/2011	21,800,000	17,749,000
Constitution Trail	Normal, Illinois	200,289	10/21/2011	18,000,000	14,906,000
Summit Point	Fayetteville, Georgia	111,970	12/21/2011	18,250,000	12,200,000
Morningside Marketplace	Fontana, California	76,923	1/9/2012	18,050,000	8,905,000
Woodland West Marketplace	Arlington, Texas	176,414	2/3/2012	13,950,000	9,977,000
Ensenada Square	Arlington, Texas	62,612	2/27/2012	5,025,000	3,088,000
Shops at Turkey Creek	Knoxville, Tennessee	16,324	3/12/2012	4,300,000	2,794,000
Aurora Commons	Aurora, Ohio	89,211	3/20/2012	7,000,000	2,583,000
Florissant Marketplace	Florissant, Missouri	146,257	5/16/2012	15,250,000	9,143,000
Bloomingdale Hills	Riverside, Florida	78,442	6/18/2012	9,300,000	5,600,000
		1,521,485		189,648,000	124,017,000
Property Held for Sale
Visalia Marketplace	Visalia, California	200,794	6/25/2012	19,000,000	16,213,000
		1,722,279		$208,648,000	$140,230,000

(1)	Square feet includes improvements made on ground leases at the property.

(2)	The purchase price for Pinehurst Square and Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(3)	These amounts represent original purchase price and not current holdings due to pad sales at San Jacinto, Osceola Village, and Morningside Marketplace.

(4)	Debt represents the outstanding balance as of December 31, 2013. For more information on our financing, see Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8. “Notes Payable” to our consolidated financial statements included in this Annual Report.

Lease Expirations

The following table reflects the timing of tenant lease expirations at our properties as of December 31, 2013:

	Number		Percent of Portfolio	Leased Rentable
	of Leases	Annualized	Annualized Base	Square Feet
Year of Expiration (1)	Expiring	Base Rent (2)	Rent Expiring	Expiring
2014	34	$1,051,000	7%	74,000
2015	35	1,441,000	9%	97,000
2016	19	963,000	6%	64,000
2017	34	1,719,000	11%	113,000
2018	29	1,969,000	12%	143,000
Thereafter	40	8,596,000	55%	785,000
Total	191	$15,739,000	100%	1,276,000

(1)	Represents the expiration date of the lease as of December 31, 2013 and does not take into account any tenant renewal options.
(2)	Annualized base rent represents annualized contractual base rental income as of December 31, 2013.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of our credit risk. As of December 31, 2013, Schnucks Markets, Inc. is our largest tenant and accounted for approximately 127,835 square feet, or approximately 7% of the gross leasable area of our portfolio, and approximately $833,000, or 5%, of our annual minimum rent. Publix, another large tenant, accounted for approximately 7% of our annual minimum rent. Schnucks, headquartered in suburban St. Louis, is one of the largest privately held supermarket chains in the U.S., operating over 100 stores in the Midwest.  Publix stands as one of the largest U.S. regional grocery chains and is one of a very small number of chains which operates in over 1,000 locations. No other tenant accounted for over 5% of our annual minimum rent.

2013 Property Acquisitions

We did not acquire any properties in 2013.

2013 Property Dispositions

•	In January 2013, we completed the sale of Waianae Mall for $30,500,000.

•	In February 2013, we completed the sale of the McDonald’s parcel at Willow Run Shopping Center for $1,050,000.

•	In August 2013, we completed the deed-in-lieu of foreclosure transaction for Lahaina Gateway to extinguish the $28,000,000 note payable associated with the property.

•	In October 2013, we completed the sale of Willow Run Shopping Center for $10,825,000.

•	In November 2013, we entered into an agreement for the sale of Visalia Marketplace for $21,100,000 which was completed on January 8, 2014.

•	In December 2013, we completed the sale of Craig Promenade for $10,100,000.

ITEM 3.	LEGAL PROCEEDINGS

We are currently a party to the following material pending legal proceedings:

Litigation Concerning Change in Transfer Agents

On or about August 12, 2013, the Company commenced a civil action in the Court of Chancery of the State of Delaware against Anthony W. Thompson and TNP Transfer Agent, our former transfer agent. The docket number is 8795-VCN. The Company alleged that it had replaced TNP Transfer Agent with a new transfer agent, but Mr. Thompson was causing TNP Transfer Agent to refuse to transfer the stockholder information belonging to the Company to the new transfer agent. The Company sought affirmative injunctive relief compelling the defendants to transfer all stockholder information belonging to the Company to the new transfer agent. On September 6, 2013, the Court granted the Company’s motion to expedite the proceeding due to the threat of irreparable harm to the Company and its stockholders. On November 16, 2013, TNP Transfer Agent provided the Company with most of the stockholder information it requested. On November 22, 2013, the parties entered into a stipulated final judgment that enjoined TNP Transfer Agent to cooperate in making the outstanding stockholder data available to the Company’s new transfer agent, and barred TNP Transfer Agent from interfering in any way with a smooth transition to the Company’s new transfer agent. The stipulated final judgment was granted on November 25, 2013.

Litigation Concerning Termination of Property Management Agreements

On or about September 9, 2013, TNP Property Manager, LLC (“TNP Property Manager”), the Company’s former property manager, commenced a civil action in the Superior Court of the State of California for Orange County against Glenborough and the Company. The Company was not served until October 15, 2013. The complaint relates to the termination by the Company of the property management agreements between TNP Property Manager and the subsidiaries of the Company that own the various real estate projects in the Company’s portfolio and the selection of Glenborough to act as the Company’s new property manager. TNP Property Manager alleges that there was no valid basis for the Company to terminate the prior property management agreements and that the Company is now in breach of the agreements. In addition, TNP Property Manager accuses Glenborough of “intentional interference with economic relationship.” From the Company, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5 million. From Glenborough, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5 million, an award of punitive damages in an unspecified amount, and equitable relief. Glenborough has submitted a request for indemnification to the Company, and the Company has agreed to advance Glenborough’s litigation expenses based on the Company’s obligation under the Consulting Agreement. The Company intends to defend the action vigorously.

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

Stockholder Information

As of March 21, 2014, we had approximately 10,969,714 shares of our common stock outstanding held by a total of approximately 3,200 stockholders. The number of stockholders is based on the records of our transfer agent.

Market Information

Our shares of common stock are not currently listed on a national securities exchange or traded on any over-the-counter market and as a result there is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our shares of stock at a time or price acceptable to the stockholder. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop. We do not expect our shares to become listed in the near future, and they may not become listed at all. Our charter does not require our board of directors to pursue a liquidity event by a specific date. Due to the uncertainties of market conditions in the future, we believe setting finite dates for possible, but uncertain, liquidity events may result in actions not necessarily in the best interests or within the expectations of our stockholders. We expect that our board of directors, in the exercise of its fiduciary duty to our stockholders, will determine to pursue a liquidity event if and when it believes that then-current market conditions are favorable for a liquidity event, and that such a transaction is in the best interests of our stockholders. A liquidity event could include (1) the sale of all or substantially all of our assets either on a portfolio basis or individually followed by a liquidation, in which the net proceeds are distributed to stockholders, (2) a merger or another transaction approved by our board of directors in which our stockholders will receive cash and/or shares of a publicly traded company or (3) a listing of our shares on a national securities exchange. There can be no assurance as to when a suitable transaction will be available.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participated in our now closed initial public offering, in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. For this purpose, the estimated value of our shares of common stock is $10 per share as of December 31, 2013. The basis for this valuation is the most recent public offering price of our shares of common stock in our public offering of $10 per share (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which you could resell your shares because (i) our public offering involved the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, (ii) there is no public market for our shares, (iii) we have paid distributions in excess of FFO, (iv) we have incurred general and administrative expenses associated with the transition to a new advisor and the proxy fight in connection with our 2013 annual meeting of stockholders, and (v) for the year ended December 31, 2013, we realized a loss of $5,394,000 associated with the deed-in-lieu of foreclosure transaction for the Lahaina Gateway property. We have engaged an independent third party firm to provide us with calculation of our net asset value, which we will disclose when that project is completed.

Distributions

To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends-paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

On August 13, 2009, our board of directors approved a monthly cash distribution of $0.05625 per share of common stock. The monthly distribution was contingent upon the closing of our first asset acquisition, which occurred on November 19, 2009, and represented an annualized distribution of $0.675 per share. On May 11, 2010, our board of directors approved an increase in our monthly cash distribution to $0.05833 per share of common stock contingent upon the closing of our acquisition of Waianae Mall, which occurred on June 4, 2010. That monthly distribution amount represented an annualized distribution of $0.70 per share.

Effective January 15, 2013, we announced that we would no longer be making monthly distributions. For so long as we remained in default under the terms of the KeyBank credit facility, KeyBank prohibited the payment of distributions. On December 9, 2013, we announced that we had successfully modified the credit facility such that we could re-establish distributions so long as the total amount paid did not exceed 100% of the Adjusted Funds from Operations (on a trailing 12-months basis commencing on April 1, 2013), as defined in the KeyBank credit facility agreement. As a result, on December 9, 2013, we declared a quarterly distribution in the amount of $0.05 per share on our outstanding common shares of the Company, payable to stockholders of record as of December 31, 2013, which was paid on January 31, 2014. Our board of directors will continue to evaluate our ability to make future quarterly distributions based on our operational cash needs.

The following table sets forth the distributions declared and paid or payable to our common stockholders and holders of non-controlling common units in our operating partnership for the years ended December 31, 2013 and 2012, respectively:

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2013 (4)	$636,000	$0.05833	$25,000	$390,000	$25,000	$246,000	$636,000
Second Quarter 2013	-	N/A	-	-	-	-	-
Third Quarter 2013	-	N/A	-	-	-	-	-
Fourth Quarter 2013 (1)	548,000	0.05000	22,000	548,000	22,000	-	548,000
	$1,184,000		$47,000	$938,000	$47,000	$246,000	$1,184,000

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	0.05833	76,000	1,015,000	76,000	709,000	1,724,000
Fourth Quarter 2012 (4)	1,259,000	0.05833	51,000	1,274,000	76,000	607,000	1,881,000
	$5,953,000		$258,000	$3,876,000	$275,000	$2,292,000	$6,168,000

(1)	Except for the fourth quarter 2013, distributions were generally declared monthly and calculated at a monthly distribution rate of $0.05833 per share of common stock and common units. In the fourth quarter 2013, the Company declared a quarterly distribution at a rate of $0.05 per share payable on January 31, 2014.
(2)	Until the distribution declared for the fourth quarter 2013, cash distributions were paid, and shares issued pursuant to the DRIP, generally on a monthly basis approximately 15 days following month end.
(3)	None of the holders of common units participated in the DRIP, which was terminated effective February 7, 2013.
(4)	Distributions for the month of December 2012 in the aggregate amount of $636,000 were declared on January 18, 2013, of which $390,000 was paid in cash and $246,000 was paid through the DRIP in the form of additional shares of common stock. Total dividends paid to holders of common units for the same period were $25,000.

The tax composition of our distributions paid during the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Ordinary Income	0%	0%
Return of Capital	100%	100%
Total	100%	100%

For the years ended December 31, 2013 and 2012, substantially all cash amounts distributed to stockholders were funded from proceeds from our initial public offering and represented a 100% return of capital to stockholders.

Share Redemption Program

Until January 15, 2013, we had a share redemption program that provided limited liquidity to our stockholders. Under the share redemption program, unless shares were redeemed due to the death or disability of a stockholder, we did not redeem shares under the share redemption program unless the holder had held the shares for at least one year. Additionally, the number of shares that were redeemed during any calendar year was limited to (1) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may have been reserved for that purpose by our board of directors. Our board of directors had the ability, in its sole discretion, to amend, suspend or terminate the share redemption program at any time if it determined that the funds available to fund the share redemption program were needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program were in the best interest of our stockholders. The share redemption program was to terminate if the shares of our common stock were listed on a national securities exchange. During the year ended December 31, 2012, we redeemed approximately 113,929 shares pursuant to our share redemption program, at an average redemption price of $9.99 per share, for an aggregate redemption price of approximately $1,138,000. During the year ended December 31, 2013, we did not redeem any shares under the share redemption program.

Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. We intend to reevaluate our capacity to resume share redemptions after addressing our liquidity issues. However, there is no guarantee that we will resume share redemptions in the short term or at all.

In February 2013, we made an arrangement with the estate of a deceased stockholder, whose shares of common stock were accepted for redemption in the fourth quarter of 2012, to redeem all such stockholder’s shares for an aggregate purchase price of $636,000, payable in three equal installments during 2013.

Unregistered Sales of Equity Securities and Use of Offering Proceeds

During 2013, we did not issue any securities that were not registered under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included in this Annual Report. Also see “Forward Looking Statements” preceding Part I.

Overview

We are a Maryland corporation that was formed on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located primarily in the Western United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2009, and we intend to operate in such a manner. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. Subject to certain restrictions and limitations, our business is managed by SRT Advisor, LLC, which we refer to as our “advisor”. Our properties are managed by our property manager, Glenborough which is an affiliate of our advisor. We have no paid employees.

On August 7, 2009, we launched our initial public offering of up to $1,000,000,000 in shares of our common stock at $10.00 per share in our primary offering and up to $100,000,000 in shares of our common stock to our stockholders at $9.50 per share pursuant to our distribution reinvestment plan. We terminated our primary offering and distribution reinvestment plan on February 7, 2013.

From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, we accepted subscriptions for, and issued, 10,969,714 shares of common stock (net of share redemptions), including 391,182 shares of our common stock issued pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $108,357,000, net of redemptions. As of December 31, 2013, we had redeemed 160,409 shares pursuant to our share redemption program for an aggregate redemption amount of approximately $1,604,000. Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. For more information regarding our share redemption program, see Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program.”

On June 15, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $900,000,000 in shares of our common stock. However, we subsequently determined not to proceed with our contemplated follow-on public offering and, on March 1, 2013, we requested that the SEC withdraw the registration statement for our contemplated follow-on public offering, effective immediately. We currently do not expect to commence a follow-on offering.

Effective January 15, 2013, we announced that we would no longer be making monthly distributions. For so long as the Company remained in default under the terms of the KeyBank credit facility, KeyBank prohibited the payment of distributions to our stockholders. On December 9, 2013, we announced that we had successfully modified the credit facility such that we could re-establish distributions so long as the total amount paid did not exceed 100% of the Adjusted Funds from Operations (on a trailing 12-months basis commencing on April 1, 2013), as defined in the credit facility agreement. As a result, on December 9, 2013, we declared a quarterly distribution in the amount of $0.05 per share on our outstanding common shares, payable to stockholders of record as of December 31, 2013, which was paid on January 31, 2014. Our board of directors will continue to evaluate our ability to make future quarterly distributions based on our operational cash needs.

On August 7, 2013, we allowed our existing advisory agreement with our prior advisor, TNP Strategic Retail Advisor, LLC, to expire without renewal. On August 10, 2013, we entered into a new advisory agreement, which we refer to as the “Advisory Agreement,” with SRT Advisor, LLC. Our advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry.

Market Outlook ─ Real Estate and Real Estate Finance Markets

Capital continues to return to real estate. According to data from Jones Lang LaSalle, U.S. commercial real estate showed a 7% increase in the number of transactions for 2013. The dollar volume of investments in U.S. commercial real estate exceeded $300 billion. Data from the Urban Land Institute suggests that U.S. sales may reach $340 billion in 2014 and over $360 billion in 2015. The CMBS market continues to make a rebound from the credit crisis of a few years ago. Volumes of commercial securities backed by mortgages could exceed $80 billion, up 50% from 2012 levels according to an Urban Land Institute survey.

According to CBRE, the U.S. total retail availability rate, which includes all major center types, dropped 0.7% during 2013 to 8.8%, its lowest level since the fourth quarter of 2008. Full-year net absorption reached a positive 77.4 million square feet for 2013, its best annual performance since 2007. Supply growth remains constrained by past standards. U.S. core retail sales increased a substantial 3.7% during the fourth quarter of 2013, although below the 4.4% growth rate seen during the same period in 2012. However, given the slower pace of job and GDP growth in this recovery, compared to prior recoveries, consumer confidence is still an issue.

2013 Significant Events

•	During 2013, we made four property and one parcel dispositions with an aggregate sales price of $52,475,000 and extinguished $28,000,000 of debt related to Lahaina Gateway. The proceeds from the sales were primarily used to reduce the amount of our debt.

•	In April 2013, we entered into a forbearance agreement, as amended, with KeyBank in which, among other things, KeyBank agreed to forbear the exercise of their rights and remedies under the KeyBank credit facility agreement until the earliest of July 31, 2014 or the occurrence of other events specified under the forbearance agreement. Importantly, on December 11, 2013, the Company, the OP, the borrowers and KeyBank entered into the second amendment to Forbearance Agreement, which, among other changes, (i) lowered the percentage requirement that the Company, the OP and the borrowers were required to apply to the loan paydown to 80%, as opposed to 100%, of the net proceeds received from specified capital events, including a sale or refinancing of the Company’s properties, and (ii) permitted to pay us to distributions, provided that the aggregate amount of such distributions does not exceed 100% of the Company’s Adjusted Funds From Operations (on a trailing 12-months basis commencing on April 1, 2013), as defined in the Credit Facility agreement, which allowed our board of directors to declare a quarterly dividend in December 2013.

•	We paid down accounts payable and accrued expenses by $4,279,000.

•	We paid down the KeyBank credit facility balance from $38,438,000 (at December 31, 2012) to $4,403,000 (at December 31, 2013) following the completion of the Visalia Marketplace sale (on January 8, 2014), while strengthening the Company’s balance sheet and increasing our cash position.

•	In August 2013, we allowed our advisory agreement with TNP Strategic Retail Advisor, LLC to expire without renewal and entered into a new advisory agreement with our advisor.

•	In December 2013, as a result of an agreement with KeyBank, we were allowed to declare a quarterly distribution to stockholders in the amount of $0.05 per share.

2013 Property Dispositions

•	In January 2013, we completed the sale of Waianae Mall for $30,500,000.

•	In February 2013, we completed the sale of the McDonald’s parcel at Willow Run Shopping Center for $1,050,000.

•	In August 2013, we completed the deed in lieu of foreclosure transaction for Lahaina Gateway.

•	In October 2013, we completed the sale of the entire Willow Run Shopping Center for $10,825,000.

•	In November 2013, we entered into an agreement for the sale of Visalia Marketplace for $21,100,000 which was completed on January 8, 2014.

•	In December 2013, we completed the sale of Craig Promenade for $10,100,000.

Review of our Policies

Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to successfully maintain and manage our current portfolio of investments and acquire additional income-producing properties and other real estate-related investments in the future; (2) our executive officers, directors and affiliates of our advisor have expertise with the type of properties in our current portfolio; and (3) to the extent that we acquire additional real properties or other real estate-related investments in the future, the use of leverage should enable us to acquire assets and earn rental income more quickly, thereby increasing the likelihood of generating income for our stockholders.

Critical Accounting Policies

Below is a discussion of the accounting policies that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

For leases with minimum scheduled rent increases, we recognize income on a straight-line basis over the lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis for leases results in reported revenue amounts which differ from those that are contractually due from tenants. If we determine the collectability of straight-line rents is not reasonably assured, we limit future recognition to amounts contractually owed and paid, and, when appropriate, establish an allowance for estimated losses.

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

Investment in Real Estate

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

Business Combinations

We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination when the acquired property meets the definition of a business. Assets acquired and liabilities assumed in a business combination are generally measured at their acquisition-date fair values. Tenant improvements recognized represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date, are classified as an asset under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which we operate; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases are recorded in acquired lease intangibles, and amortized over the remaining lease term. Above or below market-rate leases are classified in acquired lease intangibles, or in acquired below market lease intangibles, depending on whether the contractual terms are above or below market. Above market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

Transaction costs are expensed as incurred, and costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable have been expensed and included in transaction expense in the consolidated statements of operations.

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

Impairment of Long-lived Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that we estimate in this analysis include projected rental rates, capital expenditures and property sales capitalization rates. We did not record any impairment loss on our investments in real estate and related intangible assets during the years ended December 31, 2013 and 2012.

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

Fair Value Measurements

Under GAAP, we are required to measure or disclose certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available for inputs that are both significant to the fair value measurement and unobservable.

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

We consider the following factors to be indicators of an inactive market: (1) there are few recent transactions, (2) price quotations are not based on current information, (3) price quotations vary substantially either over time or among market makers (for example, some brokered markets), (4) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability, (5) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability, (6) there is a wide bid-ask spread or significant increase in the bid-ask spread, (7) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities and (8) little information is released publicly (for example, a principal-to-principal market).

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

We evaluate tax positions taken in the consolidated financial statements under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, we may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

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

Results of Operations

As of December 31, 2013, our real estate portfolio included 17 properties acquired for an aggregate purchase price of $208,648,000, plus closing costs. The occupancy rate for our property portfolio was 89% based on approximately 1,722,000 rentable square feet as of December 31, 2013 compared to occupancy of 87% based on approximately 2,210,000 rentable square feet as of December 31, 2012. In 2013, there were no property acquisitions and four property and one parcel dispositions. In accordance with the applicable accounting guidance for the disposal of long-lived assets, the operating results for disposed properties are presented within discontinued operations in our consolidated statements of operations and, as such, have been excluded from continuing operations for all periods presented.

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

Due to the portfolio changes described above, our results of operations for the years ended December 31, 2013 and 2012 are not indicative of those expected in future periods.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

The following table provides summary information about our results of operations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		Increase	Percentage
	2013	2012	(Decrease)	Change
Rental and reimbursements	$21,340,000	$19,862,000	$1,478,000	7.4%
Operating and maintenance expenses	7,635,000	6,795,000	840,000	12.4%
General and administrative expenses	5,166,000	3,744,000	1,422,000	38.0%
Depreciation and amortization expenses	8,981,000	8,464,000	517,000	6.1%
Transaction expenses	38,000	3,578,000	(3,540,000)	(98.9)%
Interest expense	9,419,000	10,386,000	(967,000)	(9.3)%
Net loss before discontinued operations	(9,899,000)	(13,105,000)	3,206,000	(24.5)%
Loss from discontinued operations	(2,508,000)	(4,713,000)	2,205,000	(46.8)%
Net loss	$(12,407,000)	$(17,818,000)	$5,411,000	(30.4)%

Revenue

Revenues increased by $1,478,000 to $21,340,000 during the year ended December 31, 2013 compared to revenues of $19,862,000 for the year ended December 31, 2012. This increase was primarily due to 2013 representing a full year of operating results for seven of the ten properties acquired in 2012. Three of ten properties acquired in 2012 were reclassified to discontinued operations for all periods presented.

Operating and maintenance expenses

Operating and maintenance expenses increased by $840,000 to $7,635,000 during the year ended December 31, 2013 compared to operating and maintenance expenses of $6,795,000 for the year ended December 31, 2012. This increase was primarily due to 2013 representing a full year of operating results for seven of the ten properties acquired in 2012. Included in operating and maintenance expenses and also contributing to the increase for the year ended December 31, 2013 is bad debt expense which increased by $268,000 due primarily to an increase in the allowance for doubtful accounts in response to the continued aging of amounts billed to tenants in 2012 and earlier in 2013.

General and administrative expenses

General and administrative expenses were $5,166,000 during the year ended December 31, 2013 compared to $3,744,000 for the year ended December 31, 2012, an increase of $1,422,000. The increase is primarily due to non-recurring costs related to the transition from our prior advisor to our advisor and the need for interim accounting staff during the transition. Additional factors contributing to the increase for the year ended December 31, 2013, include higher levels of (1) legal work required in connection with our transition to a new advisor and defending the proxy fight in connection with our 2013 annual meeting of stockholders, (2) higher audit fees due to additional billings incurred in early 2013 related to the 2012 audit, and (3) legal fees and expenses in connection with litigation against our prior advisor.

Depreciation and amortization expense

Depreciation and amortization expense increased by $517,000 to $8,981,000 during the year ended December 31, 2013 compared to $8,464,000 for the year ended December 31, 2012. The increase was primarily due to a full year of operations for seven properties acquired in 2012 and included within continuing operations for the full year ended December 31, 2013.

Transaction expenses

Transaction expenses decreased by $3,540,000 to $38,000 during the year ended December 31, 2013 compared to $3,578,000 for the year ended December 31, 2012. We incurred transaction expenses for seven acquired properties included within continuing operations acquired during the year ended December 31, 2012 and had no acquisitions during the year ended December 31, 2013.

Interest expense

Interest expense decreased by $967,000 to $9,419,000 during the year ended December 31, 2013 compared to $10,386,000 for the year ended December 31, 2012. The decrease was primarily due to a write-off of deferred financing costs in 2012 as a result of the refinancing of our credit agreement completed in January and June 2012. The write-off was offset by the increased debt levels associated with the three properties included within continuing operations acquired during the year ended December 31, 2012.

Loss from discontinued operations

Loss from discontinued operations was $2,508,000 during the year ended December 31, 2013 compared to a loss of $4,713,000 for the year ended December 31, 2012. Discontinued operations for the year ended December 31, 2013 included the operating results of Craig Promenade, Willow Run, Visalia Marketplace, Lahaina Gateway and Waianae Mall. Discontinued operations for the year ended December 31, 2012 included the operating results for those same five properties and five parcels at Morningside Marketplace and Osceola Village which were sold in 2012. The decrease in loss from discontinued operations of $2,205,000 is primarily attributed to having a longer period of operating results for Willow Run and Visalia Marketplace (acquired in May and June 2012, respectively) in 2013 than in 2012. The loss associated with the Lahaina Gateway property’s deed in lieu of foreclosure was primarily offset by gains from the sale of Waianae Mall and Willow Run.

Net loss

Net loss decreased by $5,411,000 to $12,407,000 for the year ended December 31, 2013 compared to a net loss of $17,818,000 for the year ended December 31, 2012. The decrease in net loss is primarily attributed to a reduction in transaction expense and the decrease in loss from discontinued operations.

Liquidity and Capital Resources

As of December 31, 2013, our portfolio included 17 retail properties (16 real estate investments and one property held for sale), with a net carrying value aggregating $178.1 million. Since our inception, our principal demand for funds has been for the acquisition of real estate, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. On February 7, 2013, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. As a result of the termination of our initial public offering, offering proceeds from the sale of our securities are not currently available to fund our cash needs. We also expect our investment activity will be significantly reduced until we are able to identify other sources of equity capital or other significant sources of financing. Due to the decrease in our capital resources, we suspended our share redemption program, including redemptions for death and disability, effective January 15, 2013. We intend to reevaluate our ability to resume share redemptions pursuant to our share redemption program after addressing our liquidity issues. Our ability to resume share redemptions will be determined by our board of directors based on our liquidity and cash needs, once the KeyBank forbearance is resolved. See “—KeyBank Credit Facility and Forbearance Agreement” below for additional information.

As of December 31, 2013, our cash and cash equivalents were $2,346,000 and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was $4,362,000. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

On April 1, 2013, we entered into a forbearance agreement relating to our credit facility with KeyBank (the “Forbearance Agreement”), and on July 31, 2013, we entered into an amendment to the Forbearance Agreement with KeyBank which extended the forbearance period to January 31, 2014. On December 11, 2013, we entered into a second amendment to the forbearance agreement which further extended the term of the forbearance period to July 31, 2014. On or before the expiration of the forbearance period, we intend to refinance the credit facility with KeyBank or with another lender, and pay down a portion of the balance of the credit facility with proceeds from the disposition of certain properties securing the KeyBank credit facility. See “– KeyBank Credit Facility and Forbearance Agreement” below for additional information.

As of December 31, 2012, our borrowings exceeded 300% of the value of our net assets due to the exclusion of intangible assets from total assets that were acquired with the acquisition of our properties. Because these intangible assets were part of the purchase price and because our overall indebtedness was less than 75% of the book value of our assets at December 31, 2012, the excess over the borrowing limitation was approved by our independent directors. As of December 31, 2013, our borrowings no longer exceeded 300% of the value of our net assets.

Cash Flows from Operating Activities

During the year ended December 31, 2013, net cash used in operating activities from continuing operations was $118,000 compared to net cash provided by continuing operating activities $1,368,000 during the year ended December 31, 2012, a reduction in cash flows from operating activities of $1,486,000. The reduction in cash provided by operating activities during the year ended December 31, 2013 was primarily due to a reduction in accounts payable and accrued expenses offset by a lower loss from continuing operations. Net cash provided by discontinued operating activities increased by $1,028,000 primarily attributed to a lower loss from discontinued operations during the year ended December 31, 2013.

Cash Flows from Investing Activities

The most significant component of our cash flows from investing activities in 2012 was our real estate transactions. During the year ended December 31, 2013, net cash used in investing activities from continuing operations was $941,000 compared to $74,059,000 during the year ended December 31, 2012. The decrease was primarily attributed to the acquisition of seven properties within continuing operations during 2012 for an aggregate cash outlay of $72,605,000. No property acquisitions were completed during the year ended December 31, 2013, but expenditures were made for improvements and leasing costs, as well as additions to restricted cash for capital expenditures for existing properties. Net cash of $22,854,000 provided by investing activities from discontinued operations during the year ended December 31, 2013 primarily represented net cash received from the sales of Waianae Mall, Willow Run, and Craig Promenade. Net cash used in investing activities from discontinued operations during the year ended December 31, 2012 was $54,795,000 which primarily represented the net cash outlay for the acquisitions of Willow Run, Visalia Marketplace, and Lahaina Gateway which in 2013 were reclassified to discontinued operations.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our initial public offering, debt financings and distributions paid to our stockholders. During the year ended December 31, 2013, net cash used in financing activities from continuing operations was $2,994,000, compared to net cash provided by financing activities of $79,350,000 during the year ended December 31, 2012. The primary components of net cash used in financing activities from continuing operations in 2013 were repayments of notes payable of $4,879,000 and distributions to stockholders of $505,000, which were partially offset by proceeds from the issuance of member interests to SRT Secured Holdings Manager, LLC, an affiliate of Glenborough, in the amount of $1,929,000. For the year ended December 31, 2012, net cash provided by financing activities from continuing operations was primarily related to proceeds received from our initial public offering of $47,089,000 and proceeds from the issue of notes payable related to our property acquisitions and refinancing of debt of $117,455,000 partially offset by the repayments on our notes payable of $70,047,000.

Short-term Liquidity and Capital Resources

Our principal short-term demand for funds is for the payment of operating expenses and the payment of principal and interest on our outstanding indebtedness. To date, our cash needs for operations have been covered from cash provided by property operations, the sales of properties and the sale of shares of our common stock. Due to the termination of our initial public offering on February 7, 2013, we may fund our short-term operating cash needs from operations, from the sales of properties and from debt. On December 9, 2013, we were also able to declare a quarterly distribution to stockholders totaling $570,000, and we will continue to evaluate our ability to make future quarterly distributions based on our operational cash needs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares (currently suspended) and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, debt and sales of properties. Until the termination of our initial public offering on February 7, 2013, our cash needs for acquisitions were satisfied from the net proceeds of the public offering and from debt financings. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Note 8. “Notes Payable” to our consolidated financial statements included in this Annual Report for additional information on the maturity dates and terms of our outstanding indebtedness.

KeyBank Credit Facility and Forbearance Agreement

On December 17, 2010, we, through our subsidiary, SRT Secured Holdings, LLC (“ Secured Holdings”), formerly TNP SRT Secured Holdings, LLC, entered into the credit facility with KeyBank and certain other lenders, which we collectively refer to as the “lenders,” to establish a revolving credit facility with an initial maximum aggregate commitment of $35,000,000. The KeyBank credit facility initially consisted of an A tranche, or “Tranche A,” with an initial aggregate commitment of $25 million, and a B tranche, or “Tranche B,” with an initial aggregate commitment of $10 million. Tranche B under the KeyBank credit facility terminated as of June 30, 2011. The aggregate commitment under Tranche A was subsequently increased on multiple occasions to a maximum of $45 million.

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

On April 1, 2013, our OP, certain subsidiaries of our OP which are borrowers under the KeyBank credit facility (each a “Borrower” and collectively the “Borrowers”) and KeyBank, as lender and agent for the other lenders, entered into the Forbearance Agreement which amended the terms of the KeyBank credit facility and provided for certain additional agreements with respect to the existing events of default. On July 31, 2013 and again on December 11, 2013, our OP, the Borrowers and KeyBank entered into amendments to the Forbearance Agreement which extended the forbearance period under the Forbearance Agreement. Pursuant to the terms of the Forbearance Agreement, as amended, KeyBank and the other lenders agreed to forbear the exercise of their rights and remedies with respect to the existing events of default until the earliest to occur of (1) July 31, 2014, (2) our default under or breach of any of the representations or covenants under the Forbearance Agreement or (3) the date any additional events of defaults (other than the existing events of default) under the KeyBank credit facility occur or become known to KeyBank or any other lender, which we refer to as the “forbearance expiration date.” Upon the forbearance expiration date, all forbearances, deferrals and indulgences granted by the lenders pursuant to the Forbearance Agreement, as amended, will automatically terminate and the lenders will be entitled to enforce, without further notice of any kind, any and all rights and remedies available to them as creditors at law, in equity, or pursuant to the KeyBank credit facility or any other agreement as a result of the existing events of default or any additional events of default which occur or come to light following the date of the Forbearance Agreement, as amended.

The Forbearance Agreement, as amended, converted the entire outstanding principal balance under the credit facility, and all interest and other amounts payable under the credit facility, which we refer to as the “outstanding loan,” into a term loan that is due and payable in full on July 31, 2014. Pursuant to the Forbearance Agreement, as amended, we, our OP and every other Borrower under the credit facility must apply a portion of the net proceeds from, among other things, (1) the sale of our shares in our completed public offering or any other sale of securities by us, our OP or any other Borrower, (2) the sale or refinancing of any of our properties or other assets, and (3) the collection of insurance or condemnation proceeds due to any damage or destruction of our properties or any condemnation for public use of any of our properties, to the repayment of the outstanding loan. The Forbearance Agreement, as amended, provides that all commitments under the credit facility will terminate of July 31, 2014 and that, effective as of the date of the Forbearance Agreement, as amended, the lenders have no further obligation whatsoever to advance any additional loans or amounts under the KeyBank credit facility. The Forbearance Agreement, as amended, also provides that neither we, our OP nor any other Borrower may, without KeyBank’s prior written consent, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness other than the existing indebtedness specified in the Forbearance Agreement, as amended, and any refinancing of such existing indebtedness which does not materially modify the terms of such existing indebtedness in a manner adverse to us or the lenders.

Pursuant to the Forbearance Agreement we, our OP and all of the Borrowers under the KeyBank credit facility have jointly and severally agreed to pay to KeyBank (1) any and all out-of-pocket costs or expenses (including legal fees and disbursements) incurred or sustained by the lenders in connection with the preparation of the Forbearance Agreement and all related matters, and (2) from time to time after the occurrence of any default under the Forbearance Agreement any out-of-pocket costs or expenses (including legal fees and consulting and other similar professional fees and expenses) incurred by the lenders in connection with the preservation of or enforcement of any rights of the lenders under the Forbearance Agreement and the KeyBank credit facility. In connection with the execution and amendment of the Forbearance Agreement, we agreed to pay a market rate loan extension fee to KeyBank.

Under the KeyBank credit facility, while defaults existed we are not permitted to make, without the lender’s consent, certain restricted payments (as defined in the KeyBank credit facility) which include the payment of distributions that are not required to maintain our REIT status. On December 11, 2013, the Company, our OP, the Borrowers and KeyBank entered into the second amendment to Forbearance Agreement. The second forbearance amendment amended the Forbearance Agreement and the credit facility as follows:  (i) the lenders’ obligation to provide forbearance will terminate on the first to occur of (1) July 31, 2014, (2) a default under or breach of any of the representations, warranties or covenants of the Forbearance Agreement, or (3) an event of default (other than the Existing Events of Default) under the loan documents related to the credit facility occurring or becoming known to any lender (such date the “Forbearance Expiration Date”); (ii) the entire outstanding principal balance, and all interest thereon, of the outstanding Tranche A loans under the credit facility will become due and payable in full on July 31, 2014, instead of January 31, 2014; (iii) the Company, the OP and the Borrowers are required to apply 80%, as opposed to 100%, of the net proceeds received from specified capital events, including a sale or refinancing of the Company’s properties, to Tranche A loans, unless an event of default, other than the Existing Events of Default, occurs, in which case they must apply 100% of the net proceeds to Tranche A loans; and (iv) the Company, the OP and the Borrowers are permitted to pay distributions, provided that the aggregate amount of such distributions does not exceed 100% of the Company’s Adjusted Funds From Operations, as defined in the credit facility agreement.  As of March 21, 2014, the outstanding principal balance of the credit facility is $4,403,000, down from $36,455,000 in April 2013, as a result of the application of the sales proceeds from the Willow Run, Craig Promenade and Visalia Marketplace property sales.  On December 9, 2013, the lender approved and we declared a quarterly distribution in the amount of $0.05 per share on our outstanding common shares, payable to stockholders of record as of December 31, 2013, which was paid on January 31, 2014.

Contingencies

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, we, through our subsidiary, granted a lender a profit participation in the property equal to 25% of the net profits received by us upon the sale of the property (the “Profit Participation Payment”). Net profits is calculated as (1) the gross proceeds received by us upon a sale of the property in an arms-length transaction at market rates to third parties less (2) the sum of: (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with us including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with us and incurred by us in connection with the sale; and (c) a stipulated amount of $3,200,000. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, we shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, we shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. Based on the estimated sale price as of December 31, 2013, we have determined that we do not have any liability under the Profit Participation Payment as of December 31, 2013.

Additionally, in connection with the acquisition financing on Osceola Village, we entered into a Master Lease Agreement (the “Master Lease”) with TNP SRT Osceola Village Master Lessee, LLC, a wholly owned subsidiary of the OP (the “Master Lessee”). Pursuant to the Master Lease, TNP SRT Osceola Village leased to Master Lessee the approximately 23,000 square foot portion of Osceola Village which was not leased to third-party tenants as of the closing date (the “Premises”). The Master Lease provides that the Master Lessee will pay TNP SRT Osceola Village a monthly rent in an amount equal to $36,425, provided that such monthly amount will be reduced proportionally for each square foot of space at the premises subsequently leased to third-party tenants pursuant to leases that are reasonably acceptable to the lender and that satisfy certain criteria set forth in the Master Lease (“Approved Leases”). The Master Lease has a seven-year term, subject to earlier expiration upon the earlier to occur of (1) the date on which all available rentable space at the Premises is leased to third-party tenants pursuant to Approved Leases and (2) the date on which the mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale). The Master Lessee has no right to assign or pledge the Master Lease or to sublet any part of the premises without the prior written consent of TNP SRT Osceola Village and the lender. In connection with the acquisition of Osceola Village, TNP SRT Osceola Village obtained a mortgage (the “Osceola Loan”) from American National Insurance Company (“ANICO”). The Master Lease was assigned to ANICO pursuant to the assignment of leases and rents in favor of ANICO entered into by TNP SRT Osceola Village in connection with the Osceola Loan. Pursuant to the Master Lease, the Master Lessee acknowledges and agrees that upon any default by TNP SRT Osceola Village under any of the loan documents related to the Osceola Loan, ANICO will be entitled to enforce the assignment of the Master Lease to ANICO and replace TNP SRT Osceola Village under the Master Lease for all purposes.

Constitution Trail Contingency

In connection with the financing of the Constitution Trail acquisition, SRT Constitution Trail, LLC, a wholly owned subsidiary of the OP (“SRT Constitution Trail”) and SRT Constitution Trail Master Lessee, LLC (the “Starplex Master Lessee”), a wholly owned subsidiary of the OP, entered into a Master Lease Agreement with respect to a portion of Constitution Trail (the “Starplex Master Lease”). Pursuant to the Starplex Master Lease, SRT Constitution Trail leased to the Starplex Master Lessee an approximately 7.78 acre parcel of land included in the Constitution Trail property, and the approximately 44,064 square foot Starplex Cinemas building located thereon (the “Starplex Premises”). The Starplex Master Lease provides that, in the event that the annual gross sales from the Starplex premises are less than $2,800,000, then thereafter the Starplex Master Lessee will pay SRT Constitution Trail a monthly rent in an amount equal to $62,424 ($749,088 annually), subject to an offset based on any minimum annual rent for the Starplex premises received by SRT Constitution Trail. The Starplex Master Lease will expire upon the earlier to occur of (1) December 31, 2018 and (2) the date on which the Constitution Trail mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale or refinancing of the Constitution Trail Loan). The Starplex Master Lessee has no right to assign or pledge the Starplex Master Lease or to sublet any part of the Starplex premises without the prior written consent of SRT Constitution Trail and the lender of the mortgage loan.

Guidelines on Total Operating Expenses

We reimburse our advisor for some expenses paid or incurred by our advisor in connection with the services provided to us, except that we will not reimburse our advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter, and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and nonrecurring factors. For the year ended December 31, 2013, our total operating expenses did not exceed the 2%/25% Guidelines.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of December 31, 2013, we believe we are in compliance with the REIT qualification requirements.

Distributions

In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders. Some or all of our distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

Effective January 15, 2013, we announced that we would no longer be making monthly distributions. For so long as we remained in default under the terms of the KeyBank credit facility, KeyBank prohibited the payment of distributions to our investors. On December 9, 2013, we announced that we had successfully modified the KeyBank credit facility such that we could re-establish distributions so long as the total amount paid did not exceed 100% of the Adjusted Funds from Operations (on a trailing 12-months basis commencing on April 1, 2013), as defined in the KeyBank credit facility agreement. As a result, on December 9, 2013, we declared a quarterly distribution in the amount of $0.05 per share on our outstanding common shares, payable to stockholders of record as of December 31, 2013, to be paid on January 31, 2014. Our board of directors will continue to evaluate our ability to make future quarterly distributions based on our operational cash needs.

The following table sets forth the distributions declared and paid or payable to our common stockholders and holders of common units in our operating partnership for the years ended December 31, 2013 and 2012, respectively:

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2013 (4)	$636,000	$0.05833	$25,000	$390,000	$25,000	$246,000	$636,000
Second Quarter 2013	-	N/A	-	-	-	-	-
Third Quarter 2013	-	N/A	-	-	-	-	-
Fourth Quarter 2013 (1)	548,000	0.05000	22,000	548,000	22,000	-	548,000
	$1,184,000		$47,000	$938,000	$47,000	$246,000	$1,184,000

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	0.05833	76,000	1,015,000	76,000	709,000	1,724,000
Fourth Quarter 2012 (4)	1,259,000	0.05833	51,000	1,274,000	76,000	607,000	1,881,000
	$5,953,000		$258,000	$3,876,000	$275,000	$2,292,000	$6,168,000

(1)	Except for the fourth quarter 2013, distributions were generally declared monthly and calculated at a monthly distribution rate of $0.05833 per share of common stock and common units of our operating partnership. In the fourth quarter 2013, we declared a quarterly distribution at a rate of $0.05 per share of common stock payable on January 31, 2014.

(2)	Until the distribution declared for the fourth quarter 2013, cash distributions were paid, and shares issued pursuant to the DRIP, generally on a monthly basis approximately 15 days following month end.
(3)	None of the holders of common unit holders of our operating partnership participated in the DRIP, which was terminated effective February 7, 2013.
(4)	Distributions for the month of December 2012 in the aggregate amount of $636,000 were declared on January 18, 2013, of which $390,000 was paid in cash and $246,000 was paid through the DRIP in the form of additional shares of common stock. Total dividends paid to common unit holders of our operating partnership for the same period were $25,000.

The tax composition of our distributions paid during the years ended December 31, 2013 and 2012 was as follows:

	2013	2012
Ordinary Income	0%	0%
Return of Capital	100%	100%
Total	100%	100%

For the years ended December 31, 2013 and 2012, substantially all cash amounts distributed to stockholders were funded from proceeds from our initial public offering and represented a 100% return of capital to stockholders.

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, as discussed below, the National Association of Real Estate Investment Trusts, or “NAREIT”, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income or loss as determined under GAAP.

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, and MFFO as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

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

Due to the above factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or “IPA”, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect the operating performance of a public, non-listed REIT having the characteristics described above. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of investing activities and other non-operating items included in FFO and also excludes acquisition fees and expenses that affect our operations only in periods in which properties are acquired, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance after the period in which we are acquiring our properties and once our portfolio is in place. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance after our offering has been completed and our properties have been acquired. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisitions are completed with the sustainability of the operating performance of other real estate companies that are not as involved in acquisition activities. Investors are cautioned that MFFO should only be used to assess the sustainability of our operating performance after our offering has been completed and properties have been acquired, as it excludes acquisition costs that have a negative effect on our operating performance during the periods in which properties are acquired.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, nonrecurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on our advisor for managing interest rate, hedge and foreign exchange risk, we do not retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

Our calculation of FFO, MFFO and adjusted MFFO and the reconciliation to net income (loss) is presented in the following table for the years ended December 31, 2013 and 2012:

	For the Years
	Ended December 31,
FFO, MFFO and Adjusted MFFO	2013	2012
Net loss attributable to common shares	$(11,922,000)	$(17,064,000)
Adjustments (1):
(Gain)/loss on disposal of assets	589,000	(110,000)
Depreciation of real estate	5,722,000	5,062,000
Depreciation of real estate - discontinued operations	1,514,000	1,991,000
Amortization of in place leases and other intangibles	3,256,000	3,402,000
Amortization of in place leases and other intangibles - discontinued operations	1,048,000	1,153,000
FFO	207,000	(5,566,000)

FFO per share - basic	$0.02	$(0.59)

FFO per share - diluted	$0.02	$(0.59)

Adjustments:
Straight-line rent (2)	(327,000)	(724,000)
Straight-line rent - discontinued operations (2)	(345,000)	(186,000)
Transaction expenses (3)	38,000	3,578,000
Transaction expenses - discontinued operations (3)	78,000	3,585,000
Amortization of above market leases (4)	612,000	681,000
Amortization of above market leases - discontinued operations (4)	519,000	371,000
Amortization of below market leases (4)	(1,408,000)	(548,000)
Amortization of below market leases - discontinued operations (4)	(172,000)	(559,000)
Accretion of discounts on debt investments - discontinued operations	-	(65,000)
Amortization of debt discount	179,000	-
Realized losses from the early extinguishment of debt (5)	114,000	1,168,000
MFFO	(505,000)	1,735,000

MFFO per share - basic	$(0.05)	$0.18

MFFO per share - diluted	$(0.05)	$0.18

Adjustments:
Amortization of deferred financing costs (6)	1,028,000	1,079,000
Amortization of deferred financing costs - discontinued operations (6)	58,000	-
Non-recurring default interest, penalties and fees (7)	799,000	118,000
Adjusted MFFO	$1,380,000	$2,932,000

Adjusted MFFO per share - basic	$0.13	$0.31

Adjusted MFFO per share - diluted	$0.13	$0.31

Net loss per share attributable to common shares- basic	$(1.08)	$(1.81)

Net loss per share attributable to common shares - diluted	$(1.08)	$(1.81)

Weighted average common shares outstanding - basic	10,964,931	9,425,747

Weighted average common shares outstanding - diluted	10,964,931	9,425,747

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO.

(2)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

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
our stockholders.

(4)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(5)	Relates to the write-off of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt.

(6)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.

(7)	Adjustment for the non-recurring late payment charges and default interest paid to cure the events of default under the Lahaina loan and adjustment for forbearance fees paid.

Off-Balance Sheet Arrangements

As of December 31, 2013 and 2012, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Property Disposition

On January 8, 2014, we completed the sale of the Visalia Marketplace property in Visalia, California to an unaffiliated buyer for a gross sales price of $21,100,000.  We originally acquired the Visalia Marketplace property in June 2012 for $19,000,000. In accordance with the terms of the KeyBank credit facility, 80% of the proceeds from the sale were released from escrow to KeyBank with the balance used for working capital and reserves.  We incurred a disposition fee to our advisor of $211,000 in connection with the sale, which was paid through the closing settlement process.

Distributions

On December 9, 2013, we declared a quarterly distribution in the amount of $0.05 per share on our outstanding common shares, payable to stockholders of record as of December 31, 2013. This distribution was paid on January 31, 2014.

On March 24, 2014, we declared a quarterly distribution in the amount of $0.05 per share on our outstanding common shares, payable to stockholders of record as of March 31, 2014. This distribution will be paid on April 30, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data can be found beginning on Page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

In assessing our internal control over financial reporting, our management considered that we amended our Consulting Agreement with Glenborough to expand the services provided to us by Glenborough to include, effective May 1, 2013, the provision of accounting services, including all accounts receivable functions, property rent and expense recovery billings and all property accounts payable and effective June 1, 2013, to further expand the services provided to us by Glenborough so that Glenborough assumed full responsibility for all of our accounting services. On August 10, 2013, in connection with the execution of the Advisory Agreement with our advisor, we terminated the Consulting Agreement and our advisor assumed full responsibility for all of our accounting services.

Based on its assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective. There have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2013, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Andrew Batinovich	55	Chief Executive Officer, Corporate Secretary and Director
Todd A. Spitzer	53	Chairman of the Board and Independent Director
Phillip I. Levin	74	Independent Director
Jeffrey S. Rogers	45	Independent Director
Terri Garnick	53	Chief Financial Officer

Andrew Batinovich has served as our Chief Executive Officer and as a member of our board of directors since August 2013. Mr. Batinovich has also served as our Corporate Secretary since October 2013. From August 2013 through January 2014, Mr. Batinovich also served as our Chief Financial Officer. Mr. Batinovich has over 30 years of experience in the acquisition and management of commercial properties including retail, office and industrial. Mr. Batinovich also serves as President and Chief Executive Officer of Glenborough, a privately held full service real estate investment and management company focused on the acquisition, management and leasing of institutional quality commercial properties including retail, office and industrial properties. From December 2006 to October 2010, Mr. Batinovich served as President and Chief Executive Officer of Glenborough Acquisition Co., a company formed by an affiliate of Morgan Stanley which acquired Glenborough Realty Trust, a NYSE-listed REIT, in 2006 in a transaction valued at $1.9 billion. In 1996 Mr. Batinovich co-founded Glenborough Realty Trust, and served as President from 1997 to 2010, and as Chief Executive Officer from 2003 to 2010. Mr. Batinovich also served as Glenborough Realty Trust’s Chief Operating Officer from 1996 to 2002 and Chief Financial Officer from 1996 to 1997. During his 11 years with Glenborough Realty Trust, the company grew from just over $100 million in assets to approximately $1.9 billion. Prior to founding Glenborough Realty Trust, Mr. Batinovich served as Chief Operating Officer and Chief Financial Officer of Glenborough Corporation, a private real estate investment and management company, from 1984 until its merger with Glenborough Realty Trust in 1996. Prior to joining Glenborough Corporation in 1983, Mr. Batinovich was an officer of Security Pacific National Bank. Mr. Batinovich has served as an independent director of Sunstone Hotel Investors (SHO: NYSE), a public REIT that invests in hotel properties, since November 2011, and as an independent director of RAIT Financial Trust (RAS: NYSE), a public REIT that provides debt financing options to owners of commercial real estate and invests directly into commercial real estate, since March 2013. In addition, Mr. Batinovich is currently an independent director of G. W. Williams Co., a privately owned real estate company primarily focused on West Coast multi-family properties. Mr. Batinovich earned a BA in International Business Administration from the American University of Paris.

Mr. Batinovich was nominated by the board of directors to be reelected for a three-year term at the 2013 annual meeting of stockholders.  However, a quorum was not present at such meeting.  As a result, Mr. Batinovich will remain on the board of directors until his successor is elected, and his seat will again be up for election at the 2014 annual meeting of the stockholders.  The board of directors has determined that Mr. Batinovich is qualified to serve as one of our directors due to his significant management experience for public and private real estate companies.

Todd A. Spitzer has served as one of our independent directors since January 22, 2014. Mr. Spitzer has also served as the Chairman of our board of directors and the Co-Chair of the Audit Committee since January 2014. Mr. Spitzer is currently the Orange County California Supervisor for the Third District. Mr. Spitzer has chaired the Orange County California Transportation Authority’s Finance and Administration Committee since January 2013 where he oversees the finances of the $1.2 billion agency, as well as the funds managed through the county’s transportation taxes. Since January 2013, he has also been a voting member of the Foothill and San Joaquin Hills Transportation Corridor Agencies. In addition, since 2011, Mr. Spitzer has been a consultant and social media advisor with expertise designing social media platforms and policies for broker–dealers regulated by FINRA and the SEC. From 2010 to the present, Mr. Spitzer has also served as an attorney at law at the Spitzer Law Office. From 2008 through 2010, Mr. Spitzer served as an assistant district attorney in the Orange County California District Attorney’s Office. Between December 2002 and November 2008, Mr. Spitzer served as an elected member of the California State Assembly. Mr. Spitzer earned a Master in Public Policy degree from the University of California, Berkeley in Berkeley, California, a Juris Doctorate degree from the University of California Hastings College of Law, in San Francisco, California, and a Bachelor of Arts degree in Government from the University of California, Los Angeles in Los Angeles, California.

Mr. Spitzer’s term will expire at the 2014 annual meeting of stockholders. The board of directors has determined that Mr. Spitzer is qualified to serve as one of our directors due to the depth of his experience in public policy and governance and his professional experience as an attorney. The board has also determined that Mr. Spitzer meets the independence standards of our corporate governance documents, the SEC, the New York Stock Exchange and applicable law.

Phillip I. Levin has served as one of our independent directors since April 2011. Mr. Levin has served, since 1991, as President of Levin Development Company, a real estate development and consulting firm. Prior to founding Levin Development Company in 1991, Mr. Levin served for approximately 16 years with Coopers & Lybrand, L.L.P. (now PricewaterhouseCoopers), where he became the Managing Partner of the firm’s consulting practice in Michigan. From 1970 to 1974, Mr. Levin served as Manager of the Consulting Services Division of Arthur Young & Company (now Ernst & Young) in Toledo, Ohio. Prior to joining Arthur Young & Company, Mr. Levin served as a Financial Analyst for Ford Motor Company for approximately eight years. Mr. Levin holds a Master of Business Administration in Finance and a Bachelor of Science degree in Accounting from the University of Pittsburgh.

Mr. Levin’s term will expire at the 2015 annual meeting of stockholders. The board of directors has determined that Mr. Levin is qualified to serve as one of our directors due to his experience as an officer of a real estate development and consulting firm and his professional experience as a certified public accountant. In addition, the board of directors believes that Mr. Levin is qualified to serve as the financial expert and chairperson of the audit committee due to his extensive experience as a certified public accountant.

Jeffrey S. Rogers has served as one of our independent directors since March 2009. Currently, Mr. Rogers is the President and Chief Executive Officer of LiftForward, Inc. LiftForward is an online financial community that connects investors with small businesses seeking capital. Prior to LiftForward, Mr. Rogers was the President of Zazma, Inc., which provides online financing to small and medium-sized businesses for the purchase of inventory, supplies, equipment and services. Prior to Zazma, Mr. Rogers, as President and Chief Operating Officer, grew and managed one of the largest professional services firms in the United States, Integra Realty Resources, Inc. Integra, with 64 offices in the United States and Mexico, serves financial institutions, corporations, law firms, and government agencies. Under his leadership, the company built proprietary analytical technology in the industry, which fueled record growth for the company over a nine-year period. Prior to joining Integra, Mr. Rogers held other operating positions and worked for several Wall Street firms as an investment banker. Mr. Rogers currently serves on the board of directors of Presidential Realty Corp., a public REIT. Mr. Rogers has also served on the Finance Committee of the Young Presidents Organization since March 2009 and as Audit Committee Chairman from July 2010 to July 2012. Mr. Rogers earned a Master of Business Administration degree from The Darden School, University of Virginia in Charlottesville, Virginia, a Juris Doctorate degree from Washington and Lee University School of Law in Lexington, Virginia and a Bachelor of Arts degree in Economics from Washington and Lee University.

Mr. Rogers’ term will expire at the 2015 annual meeting of stockholders. The board of directors has determined that Mr. Rogers is qualified to serve as one of our directors due to his previous leadership position with a commercial real estate valuation and counseling firm and his professional experience.

Terri Garnick has served as our Chief Financial Officer since January 2014. Since April 2005, Ms. Garnick has served as Senior Vice President and Chief Accounting Officer for our property manager, Glenborough. Ms. Garnick oversees all property management accounting, financial statement preparation, SEC reporting, cash management, internal audit, external audit coordination, and tax returns for Glenborough and its investment affiliates, as well as information technology and human resources functions. Ms. Garnick and Glenborough have been providing accounting services to the Company since May 2013. From June 2001 until April 2005, Ms. Garnick worked as Special Projects Coordinator at Glenborough. Between January 1996 and June 2001, Ms. Garnick served as Senior Vice President and Chief Accounting Officer for Glenborough Realty Trust, Inc., a real estate investment trust with a portfolio of primarily office properties. Prior to the merger of Glenborough with Glenborough Realty Trust, Inc., Ms. Garnick served from August 1992 until January 1996 as Vice President of Glenborough Corporation, a private real estate investment and management firm. Prior to her promotion to Vice President, Ms. Garnick worked at Glenborough Corporation as an Accounting Manager from October 1989 until August 1992. Before joining Glenborough Corporation in 1989, Ms. Garnick was Controller at August Financial Corporation, a real estate investment and management company and a Senior Accountant at Deloitte, Haskins & Sells, an accounting firm. Ms. Garnick earned a certified public accountant designation from the state of California and holds a Bachelor of Science degree in Accounting from San Diego State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers, and any persons holding more than 10% of our outstanding common stock, have filed reports with the SEC with respect to their initial ownership of common stock and any subsequent changes in that ownership. We believe that during 2013 each of our officers and directors complied with any applicable filing requirements. In making this statement, we have relied solely on written representations of our directors and executive officers and copies of reports that they have filed with the SEC. In 2013, no person held more than 10% of the outstanding common stock. In March 2014, Jeffrey Rogers, one of our independent directors, filed an amended Form 3 to report a transaction that occurred in 2011.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that contains general guidelines for conducting our business and is designed to help directors, employees and independent consultants resolve ethical issues in an increasingly complex business environment. The Code of Ethics applies to all of our officers, including our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. The Code of Ethics covers topics including, but not limited to, conflicts of interest, record keeping and reporting, payments to foreign and U.S. government personnel and compliance with laws, rules and regulations. We will provide to any person without charge a copy of our Code of Ethics, including any amendments or waivers, upon written request delivered to our principal executive office at the address listed on the cover page of this Annual Report.

Audit Committee

Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls that management has established and the audit and financial reporting process. The current members of the audit committee are Phillip I. Levin, Jeffrey S. Rogers and Todd A. Spitzer, each an independent director. Mr. Levin is the designated audit committee financial expert and the co-chairman of the audit committee along with Mr. Spitzer.

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

Effective November 3, 2012, we entered into an employment arrangement with Dee R. Balch as our chief financial officer, treasurer and secretary. Prior to this time, beginning on August 15, 2012, Ms. Balch was employed by our prior advisor and was not compensated by us for serving as our chief financial officer. Ms. Balch received an annual base salary of $190,000 and, as discussed below, Ms. Balch was also eligible to receive a retention bonus and an individual performance bonus based upon her service through April 30, 2013. Ms. Balch’s employment was at will. Ms. Balch received compensation from us for performing her duties as an executive officer until she resigned from her position as our chief financial officer, treasurer and secretary effective August 9, 2013.

On May 20, 2013, we entered into an agreement with Ms. Balch regarding the remaining term of her employment with us and certain bonus and severance compensation payable by the Company to Ms. Balch (the “Transition Agreement”). Pursuant to the Transition Agreement, in consideration for Ms. Balch (1) continuing her employment as our chief financial officer (or such alternative position designated by us) until the earlier of August 15, 2013 or the filing with the SEC of our Form 10-Q for the quarter ended June 30, 2013 (such date the “Employment Termination Date”) and (2) assisting us and our agents with the transition of our internal accounting functions to Glenborough and the preparation of our Form 10-Q for the quarter ended June 30, 2013, we agreed to pay Ms. Balch certain bonus and severance pay, subject to the conditions set forth in the Transition Agreement. As further consideration for the compensation provided for by the Transition Agreement, following the Employment Termination Date and through December 31, 2013, Ms. Balch agreed to respond from time to time to inquiries with regard to our past accounting issues to the extent reasonably requested by us.

Pursuant to the Transition Agreement, Ms. Balch was paid a bonus of $50,000 on May 20, 2013, upon the filing with the SEC of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and an interim bonus of $50,000 on June 30, 2013. The foregoing payments to Ms. Balch under the Transition Agreement were in addition to Ms. Balch’s normal base salary and accrued paid time off (“PTO”).

Currently, Andrew Batinovich serves as our chief executive officer and corporate secretary, and Terri Garnick serves as our chief financial officer. We have no other executive officer positions. Neither Mr. Batinovich nor Ms. Garnick is employed by us.

The following table sets forth certain information regarding the compensation paid to our former chief financial officer and former co-chief executive officer for the years ended December 31, 2013, and 2012. We had no employees and paid no compensation to any of our executive officers during any prior year.

Name and Principal Position	Year	Salary	Bonus		Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation	Total
Dee R. Balch – Chief	2013	$109,620	$88,000		$—	$—	$—	$—	$197,620
Financial Officer, Treasurer and Secretary(1)	2012	21,924	—	(2)	—	—	—	—	21,924

Peter K. Kompaniez –	2013	—	—		—	—	—	—	—
Former Co-Chief Executive Officer (3)	2012	—	—		—	—	—	11,794	11,794

(1)	The table reflects the compensation that Ms. Balch received from us in exchange for her service as our chief financial officer, treasurer and secretary subsequent to November 2, 2012. As indicated above, prior to that date, Ms. Balch was employed by our prior advisor and was not compensated by us. Ms. Balch resigned from her positions effective August 9, 2013.

(2)	Pursuant to her employment arrangement, Ms. Balch was eligible to receive (1) a retention bonus equal to 20% of her base annual salary (i.e., $38,000) provided that she remained employed by us as of April 30, 2013, and (2) a performance bonus equal to up to 30% of her base annual salary (i.e., $57,000) based upon her individual performance through April 30, 2013, as assessed by our audit committee. Ms. Balch did not receive a bonus during 2012.

(3)	Peter K. Kompaniez was appointed our co-chief executive officer, in a consulting capacity, effective August 29, 2012, and resigned from his position effective October 9, 2012. The table reflects the consulting fees paid to Mr. Kompaniez for the period he served as our co-chief executive officer. Mr. Kompaniez also received compensation as a member of our board of directors prior to his appointment as our co-chief executive officer.

Director Compensation

If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered to us as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor.

The following table sets forth the compensation paid to our directors for the year ended December 31, 2013:

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Grants(2)	All Other Compensation	Total
Dee R. Balch (3)	$—	$—	—	$—
Phillip I. Levin	125,500	—	—	125,500
John B. Maier II (4)	103,000	—	—	103,000
Jeffrey S. Rogers	125,500	—	—	125,500
Anthony W. Thompson (5)	—	—	—	—
Andrew Batinovich (6)	—	—	—	—

(1)	The amounts shown in this column include payments for attendance at board of director and committee meetings and annual retainers, as described below. Our directors may elect to receive their annual retainer in cash or in an equivalent value of shares of stock.

(2)	Reflects grants of shares of restricted common stock pursuant to our incentive award plan. The amounts shown in this column reflect the aggregate fair value computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)	Dee R. Balch was appointed to our board of directors effective July 27, 2012 and resigned from the board effective August 9, 2013. Ms. Balch also served as our chief financial officer, treasurer and secretary from November 3, 2012 through August 9, 2013 and was therefore not entitled to receive compensation as a director. The compensation received by Ms. Balch as our chief financial officer is set forth above under “Executive Officer Compensation.”

(4)	John B. Maier II was appointed to our board of directors effective October 2, 2012. Mr. Maier resigned from the board effective January 22, 2014, but he will continue to serve as chairman emeritus for a period of one year.

(5)	Effective August 9, 2013, Anthony W. Thompson was removed from his position as our co-chief executive officer and president, however he remained a member of our board of directors until his resignation on January 22, 2014.

(6)	Andrew Batinovich was appointed to our board of directors effective August 10, 2013. Mr. Batinovich does not receive compensation as a director because he serves as our chief executive officer and secretary.

Cash Compensation

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director.

In 2012 and 2013, we paid our independent directors an annual fee of $30,000, plus $2,500 per in-person board meeting attended, $2,000 per in-person committee meeting attended (excluding in-person meetings of the Special Committee, as discussed below), and $1,000 for each telephonic board meeting attended. The audit committee chairperson and the Special Committee chairperson received an additional $10,000 annual retainer. Each member of the Special Committee also received (1) $1,000 per telephonic meeting of less than one hour in which they participate (2) $1,500 per telephonic meeting of an hour or more in duration in which they participate, and (3) $2,500 per in-person meeting which they attend. The Special Committee received the foregoing fees in addition to any fees to which they were entitled associated with meetings of the full board of directors. If directors attend more than one meeting on any day, we pay such person a maximum of $2,500 for all board and committee meetings attended on such day. Each of our independent directors agreed to waive additional meeting fee compensation commencing July 1, 2013 through December 31, 2013. Under our bylaws, director compensation for 2014 and 2015 is limited to $40,000 per year, except that each chairman of the audit committee will be entitled to an additional $2,500 per quarter.

Equity Plan Compensation

We have reserved 2,000,000 shares of common stock for stock grants pursuant to our 2009 Long-Term Incentive Award Plan, which we refer to as the “incentive award plan.” Pursuant to the terms of our incentive award plan, (i) on July 18, 2012, we granted 2,500 shares of restricted stock to Phillip I. Levin, Jeffrey S. Rogers, and Peter K. Kompaniez in connection with their reelection to our board of directors, and (ii) on October 2, 2012, we granted 5,000 shares of restricted stock to John B. Maier II in connection with his initial election to our board of directors. The shares of restricted stock were issued in transactions exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. One-third of the shares of restricted stock became non-forfeitable on the date of grant and an additional one third will become non-forfeitable on each of the first two anniversaries of the date of grant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	$—	1,950,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	1,950,000

(1)	One-third of the restricted stock granted to each independent director pursuant to the terms of our incentive award plan becomes non-forfeitable on the grant date and one-third of the remaining shares of restricted stock become non-forfeitable on each of the first two anniversaries of the grant date.

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock, as of March 21, 2014, for each person or group that holds more than 5% of our common stock, for each of our current directors and executive officers and for our current directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares has sole voting and disposition power with regard to such shares.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 400 South El Camino Real, Suite 1100, San Mateo, California 94402.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of All Shares
Andrew Batinovich (2)	133,333	1.2%
Todd A. Spitzer	0	*
Phillip I. Levin	10,000	*
Jeffrey S. Rogers	13,944	*
Terri Garnick	0	*
All directors and executive officers as a group	157,277	1.4%

*	Less than 1% of the outstanding common stock.

(1)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if he or she has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities that he or she has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)	Includes 133,333 shares held by Glenborough Property Partners, LLC. Mr. Batinovich may be deemed to have beneficial ownership of the shares beneficially owned by Glenborough Property Partners, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following describes all transactions and currently proposed transactions between us and any related person, since January 1, 2013, in which more than $120,000 was or will be involved and such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and (except as noted below) are of the view that all such transactions are fair and reasonable to us.

Fees and Expense Reimbursements Paid to our Prior Advisor

Pursuant to the terms of our Prior Advisory Agreement with our prior advisor, which was in effect until August 6, 2013, we paid our prior advisor the fees described below.

•	We paid our prior advisor an acquisition fee of 2.5% of (1) the cost of an investment acquired directly or (2) our allocable cost of real property acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. With respect to investments in and origination of real estate-related loans, we paid an origination fee to our prior advisor in lieu of an acquisition fee. For the year ended December 31, 2013, we paid acquisition fees of $13,000 to our prior advisor related to our investments, and as of December 31, 2013, no acquisition fees were included in amounts due to affiliates.

•	We paid our prior advisor an origination fee of 2.5% of the amount funded by us to acquire or originate real estate-related loans, including third-party expenses related to such investments and any debt we used to fund the acquisition or origination of the real estate-related loans. We did not have to pay an acquisition fee with respect to such real estate-related loans. For the year ended December 31, 2013, we did not pay our prior advisor any loan origination fees.

•	We paid our prior advisor an asset management fee monthly in an amount equal to one-twelfth of 0.6% of the sum of the aggregate cost of all assets we owned and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments; provided, however, that our prior advisor was not to be paid the asset management fee until our funds from operations exceeded the lesser of (1) the cumulative amount of any distributions declared and payable to our stockholders or (2) an amount that is equal to a 10% cumulative, non-compounded, annual return on invested capital for our stockholders. Upon termination of the Prior Advisory Agreement with our prior advisor, any asset management fees that may have accumulated in arrears, but which had not been earned pursuant to the terms of the Prior Advisory Agreement, were not to be paid to our prior advisor. For the year ended December 31, 2013, we did not pay our prior advisor any asset management fees.

•	We paid our prior advisor a disposition fee of 50% of a customary and competitive real estate sales commission not to exceed 3% of the contract sales price of each property sold if our prior advisor or its affiliates provided a substantial amount of services, as determined by our independent directors, in connection with the sale of real property. With respect to a property held in a joint venture, the foregoing commission was reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2013, we paid our prior advisor $924,000 in disposition fees.

•	We paid our prior advisor a financing coordination fee equal to 1% of the amount made available and/or outstanding in connection with (1) any financing obtained, directly or indirectly, by us or our operating partnership and used to acquire or originate investments, (2) any financing assumed, directly or indirectly, by us or our operating partnership in connection with the acquisition of investments, or (3) the refinancing of any financing obtained or assumed, directly or indirectly, by us or our operating partnership. Our prior advisor could re-allow some or all of the financing coordination fee to reimburse third parties with whom our prior advisor subcontracted to procure such financing. For the year ended December 31, 2013, we did not pay our prior advisor any financing fees.

•	We paid our prior advisor a leasing commission fee for services it provided in connection with leasing our properties. The amount of such leasing fees was to be usual and customary for comparable services rendered for similar real properties in the geographic market of the properties leased. The leasing fees were in addition to the market-based fees for property management services payable to TNP Property Manager, an affiliate of our prior advisor. For the year ended December 31, 2013, we paid $143,000 in leasing commission fees to our prior advisor or its affiliates.

In addition to the fees we paid to our prior advisor pursuant to the Prior Advisory Agreement, we also reimbursed our prior advisor for the costs and expenses described below:

•	Organization and offering costs (other than selling commissions and the dealer manager fee described below) were initially paid by our prior advisor and its affiliates on our behalf. Such costs included legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of certain of our prior advisor’s employees and employees of our prior advisor’s affiliates and others. Pursuant to the Prior Advisory Agreement, we were obligated to reimburse our prior advisor or its affiliates, as applicable, for organization and offering costs, provided that we were not obligated to reimburse our prior advisor to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by us exceeded 3% of the gross offering proceeds from our offering. Any such reimbursement could not exceed actual expenses incurred by our prior advisor. As of December 31, 2013, cumulative organization and offering costs incurred by our prior advisor on our behalf were $3,272,000. Pursuant to the Prior Advisory Agreement, organization and offering costs were payable by us to the extent organization and offering costs, other than selling commissions and dealer manager fees, did not exceed 3% of the gross proceeds of our offering. As of December 31, 2013, cumulative organization and offering costs reimbursed to our prior advisor or paid directly by us were approximately $4,273,000, exceeding the 3% limit by $1,001,000. Accordingly, the excess amount was billed to our prior advisor and included in amounts due from affiliates on the balance sheet at December 31, 2012, and subsequently paid as of January 31, 2013.

•	Subject to the 2%/25% Guidelines discussed below, we reimbursed our prior advisor for all expenses paid or incurred by our prior advisor in connection with the services provided to us, including personnel costs and our allocable share of other overhead of our prior advisor such as rent and utilities; provided, however, that no reimbursement was made for costs of such personnel to the extent that personnel were used in transactions for which our prior advisor was entitled to an acquisition, origination or disposition fee. For the year ended December 31, 2013, our total operating expenses (as defined in our charter) did not exceed the 2%/25% Guidelines. For the year ended December 31, 2013, we incurred and paid $73,000 of administrative services to our prior advisor.

2%/25% Guidelines

As described above, under the Prior Advisory Agreement, our prior advisor and its affiliates were entitled to reimbursement of actual expenses incurred for administrative and other services provided to us for which they do not otherwise receive a fee. However, we did not reimburse our prior advisor or its affiliates at the end of any fiscal quarter for “total operating expenses” that, for the four consecutive fiscal quarters then ended, or the “expense year,” exceeded the greater of (1) 2% of our average invested assets or (2) 25% of our net income, which we refer to as the “2%/25% Guidelines,” and our prior advisor was required to reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the previous expense year.

For purposes of the 2%/25% Guidelines, “total operating expenses” means all costs and expenses paid or incurred by us, as determined under U.S. generally accepted accounting principles, that are in any way related to our operation or to corporate business, including advisory fees, but excluding (1) the expenses of raising capital such as organization and offering expenses, legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of the shares, (2) interest payments, (3) taxes, (4) non-cash expenditures such as depreciation, amortization and bad debt reserves, (5) incentive fees, (6) acquisition fees and acquisition expenses, (7) real estate commissions on the sale of property, and (8) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair, and improvement of property).

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

Our prior advisor was required to reimburse the excess expenses to us during the fiscal quarter following the end of the expense year unless the independent directors determined that the excess expenses were justified based on unusual and nonrecurring factors which they deemed sufficient. If the independent directors determined that the excess expenses were justified, we sent our stockholders written disclosure, together with an explanation of the factors the independent directors considered in making such a determination.

For the twelve months ended December 31, 2013, our total operating expenses did not exceed the 2%/25% Guideline.

The Prior Advisory Agreement had a one-year term expiring August 6, 2013, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. The Prior Advisory Agreement could be terminated by us without penalty upon 60 days’ written notice. The Prior Advisory Agreement expired by its terms on August 6, 2013.

Cancellation and Issuance of Special Units

As of December 31, 2013, we owned 96.2% of the outstanding limited partnership interests in our operating partnership. We are the sole general partner of the operating partnership. As of December 31, 2012, TNP Strategic Retail OP Holdings, LLC owned 100% of the special units issued by our operating partnership. Upon the termination of prior advisor as our advisor on August 6, 2013, these special units were cancelled for no consideration. No distributions have ever been paid with respect to such special units. For further information on special units, see – “Obligation to Issue Special Units to Our Advisor” below.

Guaranty Fee

As part of the acquisition of the Waianae Mall, Anthony W. Thompson, our former chairman, co-chief executive officer and president, guaranteed the mortgage loan assumed by us in connection with the acquisition of the Waianae Mall. In connection with the acquisition of the mortgage loans secured by Constitution Trail, we and Mr. Thompson agreed to jointly and severally guaranty to the lender the full and prompt payment and performance of certain of obligations under the acquisition loan.

Additionally, in connection with the acquisition financing on Osceola Village, we entered into the Master Lease with TNP SRT Osceola Village Master Lessee, LLC, a wholly-owned subsidiary of our operating partnership. Pursuant to the Master Lease, our former sponsor, TNP, made certain guarantees with respect to the Master Lease.

As consideration for the guaranties outlined above, we entered into reimbursement and fee agreements to provide for up-front payments and annual guaranty fee payments for the duration of the guarantee periods. For the year ended December 31, 2013, we paid $28,000 in guaranty fees to our prior advisor and its affiliates. As of December 31, 2013, guaranty fees of approximately $17,000 were included in amounts due to affiliates. At December 31, 2013, the Company’s outstanding guaranty agreements relate to the guarantee on the financing on Constitution Trail and Osceola Village.

Selling Commissions and Fees Paid to our Prior Dealer Manager

The dealer manager for our initial public offering of common stock was TNP Securities, LLC (“TNP Securities”) a wholly owned subsidiary of TNP. TNP Securities was a licensed broker-dealer registered with FINRA. As the dealer manager for our initial public offering, TNP Securities was entitled to certain selling commissions, dealer manager fees and reimbursements relating to our public offering. Our dealer manager agreement with TNP Securities provided for the following compensation:

•	We paid TNP Securities selling commissions of up to 7% of the gross offering proceeds from the sale of our shares in our primary offering, all of which could be re-allowed to participating broker-dealers. For the year ended December 31, 2013, we paid selling commissions of $12,000 to TNP Securities.

•	We paid TNP Securities a dealer manager fee of 3% of the gross offering proceeds from the sale of our shares in the primary offering, a portion of which could be re-allowed to participating broker-dealers. For the year ended December 31, 2013, we paid dealer manager fees of $6,000 to TNP Securities.

•	We reimbursed TNP Securities and participating broker-dealers for bona fide due diligence expenses that were included in a detailed and itemized invoice. We also reimbursed TNP Securities for legal fees and expenses, travel, food and lodging for its employees, sponsor training and education meetings, attendance fees and expense reimbursements for broker-dealer sponsored conferences, attendance fees and expenses for industry sponsored conferences, and informational seminars, subject to the limitations included in the dealer manager agreement. For the year ended December 31, 2013, we did not reimburse TNP Securities for any of such expenses.

Property Management and Leasing Fees with Former Property Manager

In connection with the acquisitions of our properties, we, through our subsidiaries, entered into property management agreements with TNP Property Manager, an affiliate of TNP, pursuant to which TNP Property Manager served as the property manager for each of our properties (the “TNP Property Management Agreements”). TNP Property Manager supervised, managed, operated, and maintained each property on the terms and conditions set forth in the TNP Property Management Agreements. We paid TNP Property Manager an annual management fee of up to 5% of such property’s gross revenues (as defined in the TNP Property Management Agreements). In certain instances, TNP Property Manager entered into sub-management agreements with local third-party sub-managers, pursuant to which such sub-manager received a fee in connection with its services. For the year ended December 31, 2013, we paid TNP Property Manager $862,000 in property management fees and $163,000 were included in amounts due to affiliates at December 31, 2013.

The TNP Property Management Agreements each purported to have a 20-year term. We consider this to have been commercially unreasonable, we do not believe these provisions received informed approval from our independent directors, and we believe these provisions were violative of the Company’s charter. The Company terminated its property management agreements with TNP Property Manager effective August 9, 2013.

Consulting Agreement with Glenborough

Beginning in December 2012 and ending August 10, 2013, Glenborough performed certain services for the Company pursuant to a Consulting Agreement, which Consulting Agreement was cancelled when Glenborough became the Company’s advisor.  We entered into the Consulting Agreement to assist us with the process of transitioning to a new external advisor. Pursuant to the Consulting Agreement, we paid Glenborough a monthly consulting fee and reimbursed Glenborough for its reasonable out-of-pocket expenses. From December 2012 through April 2013, we agreed to pay Glenborough a monthly consulting fee of $75,000 pursuant to the consulting agreement. Effective May 1, 2013, we and Glenborough amended the consulting agreement to expand the services that Glenborough provided to us to include accounting services and increased the monthly consulting fee payable to Glenborough to $90,000. On August 10, 2013, in connection with the execution of the Advisory Agreement with our advisor, Glenborough rebated to us $150,000 in consulting fees previously paid to Glenborough.

Fees Paid to our Advisor

Pursuant to the terms of our Advisory Agreement with our advisor, we pay our advisor the fees described below, subject to certain limitations set forth in the Advisory Agreement and our charter.

•	We pay our advisor an acquisition fee equal to 1% of (1) the cost of each investment acquired directly by us or (2) our allocable cost of an investment acquired pursuant to a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the year ended December 31, 2013, we did not pay our advisor any acquisition fees.

•	We pay our advisor an origination fee equal to 1% of the amount funded by us to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. We will not pay an origination fee to our advisor with respect to any transaction pursuant to which we are required to pay our advisor an acquisition fee. For the year ended December 31, 2013, we did not pay our advisor any origination fees.

•	We pay our advisor a financing coordination fee equal to 1% of the amount made available and/or outstanding under any (1) financing obtained or assumed, directly or indirectly, by us or our operating partnership and used to acquire or originate investments, or (2) the refinancing of any financing obtained or assumed, directly or indirectly, by us or our operating partnership. For the year ended December 31, 2013, we did not pay our advisor any financing coordination fees.

•	We pay our advisor a disposition fee of up to 50% of a competitive real estate commission, but not to exceed 3% of the contract sales price, in connection with the sale of an asset in which our advisor or any of its affiliates provides a substantial amount of services, as determined by our independent directors. For the year ended December 31, 2013, we paid our advisor $105,000 in disposition fees.

•	We pay our advisor an asset management fee equal to a monthly fee of 1/12th of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non-cash reserves and depreciation) of all investments we own, including any debt attributable to such investments or (2) the fair market value of our investments (before non-cash reserves and deprecation) if our board has authorized the estimate of a fair market value of our investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year. For the year ended December 31, 2013, our advisor earned $601,000 in asset management fees and $179,000 were included in amounts due to affiliates at December 31, 2013.

In addition to the fees we will pay to our advisor, we or our operating partnership will pay directly, or reimburse our advisor for, certain third-party expenses paid or incurred by our advisor or its affiliates in connection with the services our advisor provides pursuant to the Advisory Agreement, subject to certain limitations as set forth in the Advisory Agreement. Those limitations include, after the first four fiscal quarters following our advisor’s engagement, the 2%/25% Guidelines discussed below with respect to certain general and administrative expenses. In addition, under the Advisory Agreement, to the extent that our advisor or any affiliate receives fees from any of our subsidiaries for services rendered to such subsidiary, then the amount of such fees will be offset against any amounts due to our advisor for the same services. For the year ended December 31, 2013, we incurred $48,000 of administrative services to our advisor and $5,000 were included in amounts due to affiliates at December 31, 2013. For the year ended December 31, 2013, we incurred $446,000 in consulting and accounting fees to our advisor or its affiliates.

2%/25% Guidelines

Under the Advisory Agreement, our advisor and its affiliates are entitled to reimbursement of actual expenses incurred for certain administrative and other services provided to us for which they do not otherwise receive a fee. We will not reimburse our advisor for any of its personnel costs or other overhead costs except for customary reimbursements for personnel costs under property management agreements entered into between our operating partnership and our advisor or its affiliates. After the first four fiscal quarters following our advisor’s engagement, we will not reimburse our advisor or its affiliates at the end of any fiscal quarter in which “total operating expenses” for the four consecutive fiscal quarters then ended, or the expense year, exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income for such expense year. Our advisor is required to reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the previous expense year, or we may elect to subtract such excess amount from the “total operating expenses” for the subsequent fiscal quarter.

For purposes of the 2%/25% Guidelines, “total operating expenses” means all costs and expenses paid or incurred by us, as determined under U.S. generally accepted accounting principles, that are in any way related to our operation or to corporate business, including advisory fees, but excluding (1) the expenses of raising capital such as legal, audit, accounting, underwriting, brokerage, listing, registration, and other fees, printing and other such expenses and taxes incurred in connection with the issuance, distribution, transfer, registration and listing of the shares, (2) interest payments, (3) taxes, (4) non-cash expenditures such as depreciation, amortization and bad debt reserves, (5) incentive fees, (6) acquisition fees, origination fees and acquisition expenses, (7) real estate commissions on the sale of property, and (8) other fees and expenses connected with the acquisition, disposition, management and ownership of real estate interests, mortgage loans or other property (including the costs of foreclosure, insurance premiums, legal services, maintenance, repair, and improvement of property). For purposes of calculating the excess amount, our board of directors has determined that “total operating expenses” will not include (a) amounts (i) paid to our prior advisor or its affiliates related to or in connection with the termination of the Prior Advisory Agreement, the dealer manager agreement, or any property management agreements or other agreements with our prior advisor or its affiliates, or (ii) amounts incurred in connection with the termination of the agreements described in the foregoing clause (i), including, without limitation, attorney’s fees, litigation costs and expenses and amounts paid in settlement (but excluding costs associated with obtaining lender approvals to any such termination and engagement of our advisor or its affiliates as a replacement under such agreements), and (b) “total operating expenses” incurred prior to the date of the execution of the Advisory Agreement.

Our “average invested assets” for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before deducting reserves for depreciation or bad debts or other similar non-cash reserves, computed by taking the average of such values at the end of each month during the period. Our “net income” for any period is equal to our total revenues less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for such period.

Our advisor is required to reimburse the excess amount to us during the fiscal quarter following the end of the expense year unless (1) we elect to subtract the excess amount from the “total operating expenses” for the subsequent fiscal quarter, or (2) the independent directors determine that the excess expenses are justified based on unusual and nonrecurring factors which they deem sufficient. If the independent directors determine that the excess expenses are justified, the excess amount may be carried over and included in “total operating expenses” in subsequent expense years and we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in making such a determination. The determination will also be reflected in the minutes of the board of directors.

Obligation to Issue Special Units to Our Advisor

Pursuant to the Advisory Agreement, we have undertaken to use commercially reasonable efforts to cause our operating partnership to issue to our advisor or one of its affiliates a separate series of limited partnership interests of our operating partnership in exchange for a capital contribution to our operating partnership of $1,000. The terms of the special units will entitle our advisor to (i) 15% of our net sale proceeds upon disposition of our assets after our stockholders receive a return of their investment plus a 7% cumulative, non-compounded rate of return or (ii) an equivalent amount in the event we list our shares of common stock on a national securities exchange or upon certain terminations of the Advisory Agreement after our stockholders are deemed to have received a return of their investment plus a 7% cumulative, non-compounded rate of return. We expect to effect this issuance by June 30, 2014. This transaction has been delayed by mutual agreement of the parties and continues to be contemplated.

Capital Infusion by Affiliate of Our Advisor

To enable us to meet our short-term liquidity needs for operations, as well as to build working capital for future operations, we determined that we needed to obtain a cash infusion of approximately $1.5 to $2.5 million on or before July 15, 2013. In considering the available options for securing such cash infusion, we noted that all of our real property assets were encumbered with secured financing obligations, which would have restricted our ability to obtain secondary or junior financing secured by the assets. We also considered the sale of real property assets as a means of raising cash, but concluded that (1) the timing and uncertainty of such sales was disadvantageous, (2) the sale of properties with secured debt outside our existing line of credit with KeyBank would have resulted in significant prepayment penalties to retire current debt and (3) the sale of properties securing the KeyBank credit facility would not have resulted in net proceeds to us because, pursuant to the terms of the KeyBank credit facility, all of the sales proceeds would be required to be used to pay down the KeyBank credit facility. We elected not to pursue third-party unsecured financing because such financing would have likely carried a relatively high interest rate. Further, any new financing would have required the consent of KeyBank. After considering the foregoing options, we ultimately approved a cash infusion of $1,929,000 in the form of an equity investment Secured Holdings, our wholly owned subsidiary, by SRT Secured Holdings Manager, LLC, (“SRT Manager”), an affiliate of Glenborough, as described below. As discussed below, SRT Manager exercises control over the day-to-day business of Secured Holdings, provided that we retain control over certain major decisions with regard to property sales, acquisition, leasing and financing. We believed that, in addition to the benefits of obtaining the required infusion of working capital, the transition in day-to-day management of Secured Holdings might strengthen our position in ongoing negotiations with KeyBank with regard to an extension of our forbearance agreement with KeyBank and the restructuring of the KeyBank credit facility. The approval of KeyBank was obtained with respect to the transaction.

On July 9, 2013, SRT Manager acquired a 12% membership interest in Secured Holdings pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among SRT Manager, Secured Holdings, us and our operating partnership. The purchase price of the 12% membership interest was based on the parties’ negotiated agreement with respect to Secured Holdings’ net asset value. Secured Holdings owns three of the 17 multi-tenant retail properties in our current property portfolio.

Pursuant to the Purchase Agreement, SRT Manager contributed $1,929,088 to Secured Holdings in exchange for its membership interest. Following the acquisition of the 12% membership interest by SRT Manager, the remaining 88% membership interest in Secured Holdings is held by us, through our operating partnership. We also agreed to jointly and severally indemnify Secured Holdings and SRT Manager and their respective affiliates from and against any liabilities, damages, costs or expenses (including legal fees) resulting from or related to the termination of the management agreements between Secured Holdings or its subsidiaries and TNP Property Manager.

In connection with the acquisition of the membership interest in Secured Holdings by SRT Manager, SRT Manager and the operating partnership entered into the First Amended and Restated Limited Liability Company Agreement of Secured Holdings (the “Operating Agreement”) in July 2013. The day-to-day business, property and affairs of Secured Holdings are under the management and control of SRT Manager, as the sole manager of Secured Holdings (the “Manager”). The Operating Agreement provides us with consent rights with respect to certain major decisions. The Manager may be removed for conduct constituting fraud, deceit, gross negligence, reckless or intentional misconduct or a knowing violation of law. For the year ended December 31, 2013, we did not pay any fees to SRT Manager or its affiliates.

Pursuant to the Operating Agreement, we have the right, at any time, to initiate a buy-sell option with respect to the interests in Secured Holdings (the “Buy Sell Option”). SRT Manager may not exercise this Buy Sell Option. If we elect to exercise the Buy Sell Option, SRT Manager will have 30 days from the receipt of the option notice to elect to either (1) purchase our membership interest in Secured Holdings for the Distribution Amount (as defined below) allocable to us on the closing date or (2) sell its membership interest to us for the Distribution Amount allocable to SRT Manager on the closing date. The “Distribution Amount” will be an amount equal to the respective amounts that would be received by the Members pursuant to the Operating Agreement (subject to adjustment on the closing date for outstanding cash balances, accounts payable and accounts receivable) in the event that Secured Holdings sold all of its properties and assets for the net asset value of the properties and assets (based upon third-party appraisals) free and clear of all liabilities other than then-existing mortgage loans and distributed the net proceeds from such sale to the members pursuant to the Operating Agreement, assuming that Secured Holdings had paid all liabilities and any and all applicable transfer taxes, document stamps, or similar fees.

Pursuant to the terms of the Operating Agreement, not less often than quarterly, after having made provisions for adequate cash reserves for current and future operating and working capital, the Manager will make distributions of available operating cash to the members in proportion to the members’ interests in Secured Holdings. In the event of the disposition or refinancing of a property, the net proceeds thereof will be distributed to the members within 30 days as follows: (1) first, to SRT Manager until it has received its previously unreturned capital contributions with respect to such property; (2) second, to SRT Manager until it has achieved a 7.0% internal rate of return with respect to its capital contributions with respect to such property; (3) next, to us until we have received our previously unreturned capital contributions with respect to such property; and (4) next, to all members in proportion to their respective membership interests; provided, however, that such distributions are currently subject to the terms of our forbearance agreement with KeyBank. Under the terms of the forbearance agreement, 80% of net proceeds to us from any property disposition/refinancing are payable to KeyBank.

The Operating Agreement further provides that, in the event a proposed disposition of a property (a “Proposed Disposition”) is approved by one member but fails to receive the required unanimous approval of all members, the Manager will notify the non-consenting member (the “Non-Consenting Member”) in writing and the Non-Consenting Member will have a right of first opportunity (the “ROFO”) to acquire the property that is the subject of the Proposed Disposition. If the Non-Consenting Member fails to deliver an offer for such property within 30 days’ notice, the Manager may pursue the Proposed Disposition on behalf of Secured Holdings. If the Non-Consenting Member does provide an offer, the Manager will have 10 business days from receipt of the offer to accept or reject the offer. If the Manager rejects the offer from the Non-Consenting Member, the property will be marketed for sale to unrelated third parties at a price in excess of the offer from the Non-Consenting Member, as set forth in the Operating Agreement.

Pursuant to the Operating Agreement, SRT Manager or its affiliates will be entitled to receive the following fees from Secured Holdings:

•	An acquisition fee payable for services rendered in connection with the selection, investigation and acquisition of investments by Secured Holdings. The total amount of the acquisition fees payable to SRT Manager or its affiliates will equal 1% of the cost of all investments, including acquisition expenses and any debt attributable to the investments.

•	A financing coordination fee payable for services rendered in connection with any financing obtained or assumed, directly or indirectly, by Secured Holdings or its subsidiaries and used to acquire investments, or the refinancing of any financing obtained or assumed, directly or indirectly, by Secured Holdings or its subsidiaries, in an amount equal to 1% of the amount made available or outstanding under any such financing or refinancing.

•	A disposition fee payable for services rendered in connection with the sale or transfer of any assets of Secured Holdings in an amount equal to up to 50% of a competitive real estate commission, but not to exceed 1% of the contract sales price.

•	A monthly asset management fee payable for services rendered in connection with the management of Secured Holdings’ assets in an amount equal to equal to 1/12th of 0.6% of the higher of (1) the aggregate cost of all investments Secured Holdings owns, including the debt attributable to such investments, or (2) the fair market value of all investments Secured Holdings owns.

In addition to the foregoing fees, SRT Manager or its affiliates will be entitled to compensation for property management services pursuant to property management agreements between the Company, Secured Holdings and SRT Manager or its affiliates. In addition, under the Advisory Agreement, to the extent that Manager receives fees from any of our subsidiaries for services rendered to such subsidiary, then the amount of such fees will be offset against any amounts due to our advisor for the same services.

Property Management Agreement with Glenborough

In connection with our transition to our advisor, Glenborough and wholly owned subsidiaries of our operating partnership entered into property and asset management agreements with respect to each of our current properties (the “Glenborough Property Management Agreements”). Glenborough has been our property manager since August 2013. Pursuant to the Glenborough Property Management Agreements, Glenborough will supervise, manage, lease, operate and maintain each of our properties. For the year ended December 31, 2013, we paid Glenborough $339,000 in property management fees, and $78,000 were included in amounts due to affiliates at December 31, 2013.

Pursuant to each Glenborough Property Management Agreement, we pay Glenborough the following fees, subject to certain limitations:

•	An annual property management fee equal to 4% of the “gross revenue” (as defined in the Glenborough Property Management Agreements) of the property subject to the property management agreement.
•	In connection with coordinating and facilitating all construction, including all maintenance, repairs, capital improvements, common area refurbishments and tenant improvements, on a project-by-project basis, a construction management fee equal to 5% of the hard costs for the project in question.

•	A market-based leasing fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants.

•	A market-based legal leasing fee for the negotiation and production of new leases, renewals and amendments.

Each Glenborough Property Management Agreement has an initial term of one year and will automatically renew for successive one-year terms unless either party provides written notice to the other party at least 30 days’ prior to the expiration of the then-current term. We have the right to terminate each Glenborough Property Management Agreement upon 30 days’ written notice to Glenborough for cause. In addition, we have the right to terminate each Glenborough Property Management Agreement for any reason upon 60 days’ written notice to Glenborough at any time after the end of the first year of the term of the property management agreement.

Related-Party Loans

Morrison Crossing

In March 2012, we reimbursed our prior advisor $240,000 related to a non-refundable earnest deposit incurred by an affiliate of our prior advisor in 2010 on a potential acquisition commonly known as Morrison Crossing. We subsequently determined the reimbursement was non-reimbursable since the acquisition was not one that was approved by our board of directors in 2010 and accordingly, we recorded the amount as a receivable from our prior advisor and recorded a provision to reserve the entire amount at December 31, 2012. In May 2013, we settled with our prior advisor and determined not to seek reimbursement from our prior advisor for the amount previously paid.

Glenborough Property Partners Loan

On September 20, 2013, we borrowed $500,000 for general working capital purposes from GPP, an affiliate of our advisor, pursuant to an unsecured promissory note by the Company in favor of GPP (the “Glenborough Loan”). The Glenborough Loan carried an interest rate of 7% per annum and maturity date of February 28, 2014. We repaid the loan and accrued interest in full, without penalty, in December 2013. For the year ended December 31, 2013, we paid $13,000 of interest on the Glenborough Loan.

Director Independence

We have a four-member board of directors. We do not consider Andrew Batinovich to be an independent director. Mr. Batinovich is affiliated with our advisor and property manager and is currently employed as our Chief Executive Officer. The three remaining directors comprising our current board of directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Although our shares are not listed on any national securities exchange, we consider our three current independent directors to be “independent” as defined by the New York Stock Exchange.

Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (1) ownership of an interest in our sponsor, our advisor, or any of their affiliates, other than us; (2) employment by our sponsor, our advisor, or any of their affiliates; (3) service as an officer or director of our sponsor, our advisor, or any of their affiliates, other than as one of our directors; (4) performance of services, other than as a director, for us; (5) service as a director or trustee of more than three real estate investment trusts organized by our sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our sponsor, our advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the advisor or its affiliates) exceeds 5% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the advisor, any of their affiliates, or with us. None of our independent directors face conflicts of interest because of affiliations with other programs sponsored by our sponsor and its affiliates.

Although our shares are not listed for trading on any national securities exchange, a majority of our board of directors and all of the members of the audit committee would qualify as independent under the rules of the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

On April 15, 2013, we dismissed McGladrey LLP as our independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by the audit committee of our board of directors. On April 15, 2013, we appointed Moss Adams LLP (“MA”) as our independent registered public accounting firm for the fiscal year ending December 31, 2013. The engagement of MA was approved by the audit committee.

Pre-Approval Polices

The audit committee preapproves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our independent registered public accounting firm for the years ended December 31, 2013 and 2012 were pre-approved in accordance with the policies and procedures described above.

Audit Fees and Non-Audit Fees

The aggregate fees billed to us for professional accounting services, including the audit of our financial statements and the non-audit fees charged to us by our independent registered public accounting firm, all of which were preapproved by the audit committee, are set forth in the table below.

	2013	2012
Audit Fees(1)	$415,420	$804,291
Audit-related fees(2)	51,517	263,513
Tax fees(3)	121,628	82,248
All other fees	—	—
Total	588,565	1,150,052

(1)	All audit fees in 2012 relate to services performed by McGladrey LLP. All audit fees in 2013 relate to services performed by MA, except $25,000 related to work performed by McGladrey LLP.

(2)	Of the $263,513 in audit-related fees in 2012, $213,223 relate to services performed by McGladrey LLP and $50,290 relate to services performed by Premier Alliance. Of the $51,517 in audit-related fees in 2013, $40,367 relate to services performed by Premier Alliance and $11,150 relate to services performed by Shea Labagh Dobberstein.

(3)	All tax fees in 2012 relate to services performed by RJI International and all fees in 2013 relate to services performed by MA.

For purposes of the preceding table, MA’s and McGladrey’s professional fees are classified as follows:

•	Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by our independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•	Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•	Tax fees — These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees — These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules —

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

(b) See (a) 3 above.

(c) See (a) 2 above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Strategic Realty Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Strategic Realty Trust, Inc. and Subsidiaries (the Company) as of December 31, 2013, and the related consolidated statements of operations, equity, and cash flows for the year then ended. Our audit of the consolidated financial statements included the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Realty Trust, Inc. and Subsidiaries as of December 31, 2013, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP

San Francisco, CA

March 31, 2014

The Board of Directors and Stockholders

Strategic Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheet of Strategic Realty Trust, Inc., formerly TNP Strategic Retail Trust, Inc. and subsidiaries (the Company) as of December 31, 2012, and the related consolidated statements of operations, equity, and cash flows for the year then ended. Our audit also included the financial statement schedule III listed in Item 15(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Strategic Realty Trust, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ McGladrey LLP

Irvine, California

March 29, 2013, except for Notes 4 and 11,

as to which the date is March 31, 2014

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Investments in real estate
Land	$49,546,000	$61,449,000
Building and improvements	115,218,000	161,703,000
Tenant improvements	9,371,000	11,846,000
	174,135,000	234,998,000
Accumulated depreciation	(12,009,000)	(7,992,000)
Investments in real estate, net	162,126,000	227,006,000
Cash and cash equivalents	2,346,000	1,707,000
Restricted cash	4,362,000	4,283,000
Prepaid expenses and other assets, net	1,698,000	1,187,000
Amounts due from affiliates	-	1,063,000
Tenant receivables, net	3,131,000	3,180,000
Lease intangibles, net	16,341,000	33,735,000
Assets held for sale	20,890,000	25,771,000
Deferred financing costs, net	2,063,000	3,527,000
TOTAL ASSETS	$212,957,000	$301,459,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable	$124,017,000	$190,577,000
Accounts payable and accrued expenses	2,143,000	5,592,000
Amounts due to affiliates	442,000	755,000
Other liabilities	3,220,000	3,303,000
Liabilities related to assets held for sale	19,987,000	21,277,000
Below market lease intangibles, net	6,065,000	11,828,000
TOTAL LIABILITIES	155,874,000	233,332,000
Commitments and contingencies (Note 14)
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized, 10,969,714 issued and outstanding at December 31, 2013, 10,893,227 issued and outstanding at December 31, 2012	110,000	109,000
Additional paid-in capital	96,261,000	95,567,000
Accumulated deficit	(43,266,000)	(30,160,000)
Total stockholders' equity	53,105,000	65,516,000
Non-controlling interests	3,978,000	2,611,000
TOTAL EQUITY	57,083,000	68,127,000
TOTAL LIABILITIES & EQUITY	$212,957,000	$301,459,000

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012
Revenue:
Rental and reimbursements	$21,340,000	$19,862,000
Expense:
Operating and maintenance	7,635,000	6,795,000
General and administrative	5,166,000	3,744,000
Depreciation and amortization	8,981,000	8,464,000
Transaction expenses	38,000	3,578,000
Interest expense	9,419,000	10,386,000
	31,239,000	32,967,000
Loss from continuing operations	(9,899,000)	(13,105,000)

Discontinued operations:
Loss from discontinued operations	(1,919,000)	(4,823,000)
Gain on disposal of real estate	4,815,000	110,000
Loss on extinguishment of debt	(5,404,000)	-
Loss from discontinued operations	(2,508,000)	(4,713,000)

Net loss	(12,407,000)	(17,818,000)
Net loss attributable to non-controlling interests	(485,000)	(754,000)
Net loss attributable to common stockholders	$(11,922,000)	$(17,064,000)

Basic loss per common share:
Continuing operations	$(0.86)	$(1.33)
Discontinued operations	(0.22)	(0.48)
Net loss attributable to common shares	$(1.08)	$(1.81)

Diluted loss per common share:
Continuing operations	$(0.86)	$(1.33)
Discontinued operations	(0.22)	(0.48)
Net loss attributable to common shares	$(1.08)	$(1.81)
Weighted average shares outstanding used to calculate loss per common share:
Basic	10,964,931	9,425,747
Diluted	10,964,931	9,425,747

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-Controlling Interests	Total Equity
BALANCE — December 31, 2011	6,007,007	$60,000	$53,187,000	$(7,143,000)	$46,104,000	$2,140,000	$48,244,000
Issuance of common shares	4,733,816	47,000	47,042,000	-	47,089,000	-	47,089,000
Issuance of common shares under DRIP	253,833	3,000	2,289,000	-	2,292,000	-	2,292,000
Issuance of common units	-	-	(112,000)	-	(112,000)	1,483,000	1,371,000
Redemptions of common shares	(113,929)	(1,000)	(1,137,000)	-	(1,138,000)	-	(1,138,000)
Offering costs	-	-	(5,821,000)	-	(5,821,000)	-	(5,821,000)
Restricted stock grants	12,500	-	-	-	-	-	-
Deferred stock compensation	-	-	119,000	-	119,000	-	119,000
Distributions	-	-	-	(5,953,000)	(5,953,000)	(258,000)	(6,211,000)
Net loss	-	-	-	(17,064,000)	(17,064,000)	(754,000)	(17,818,000)
BALANCE — December 31, 2012	10,893,227	109,000	95,567,000	(30,160,000)	65,516,000	2,611,000	68,127,000
Issuance of common shares	50,547	1,000	501,000	-	502,000	-	502,000
Issuance of common shares under DRIP	25,940		246,000	-	246,000	-	246,000
Issuance of common units	-	-	(73,000)	-	(73,000)	73,000	-
Issuance of member interests	-	-	-	-	-	1,929,000	1,929,000
Offering costs	-	-	(21,000)	-	(21,000)	-	(21,000)
Deferred stock compensation	-	-	41,000	-	41,000	-	41,000
Distributions	-	-	-	(1,184,000)	(1,184,000)	(150,000)	(1,334,000)
Net loss	-	-	-	(11,922,000)	(11,922,000)	(485,000)	(12,407,000)
BALANCE — December 31, 2013	10,969,714	$110,000	$96,261,000	$(43,266,000)	$53,105,000	$3,978,000	$57,083,000

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(12,407,000)	$(17,818,000)
Loss from discontinued operations	(2,508,000)	(4,713,000)
Loss from continuing operations	(9,899,000)	(13,105,000)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Straight-line rent	(323,000)	(724,000)
(Gain) on disposal of real estate	(4,815,000)	(110,000)
Loss on extinguishment of debt	5,404,000	-
Amortization of deferred costs and note payable premium/discount	1,097,000	2,109,000
Depreciation and amortization	8,981,000	8,481,000
Amortization of above and below-market leases	(690,000)	207,000
Bad debt expense	622,000	237,000
Stock-based compensation expense	41,000	119,000
Changes in operating assets and liabilities, net of acquisitions:
Prepaid expenses and other assets	29,000	2,298,000
Tenant receivables	(41,000)	(1,602,000)
Prepaid rent	(1,000)	746,000
Accounts payable and accrued expenses	(4,279,000)	2,049,000
Amounts due to affiliates	750,000	456,000
Other liabilities	2,032,000	1,866,000
Net change in restricted cash for operational expenditures	974,000	(1,659,000)
Net cash provided by (used in) operating activities - continuing operations	(118,000)	1,368,000
Net cash provided by (used in) operating activities - discontinued operations	(892,000)	(1,920,000)
	(1,010,000)	(552,000)
Cash flows from investing activities:
Investments in real estate and real estate lease intangibles	-	(72,605,000)
Improvements, capital expenditures, and leasing costs	(277,000)	(799,000)
Tenant lease incentive	31,000	(23,000)
Net change in restricted cash for capital expenditures	(695,000)	(632,000)
Net cash used in investing activities - continuing operations	(941,000)	(74,059,000)
Net cash (used in) provided by investing activities - discontinued operations	22,854,000	(54,795,000)
	21,913,000	(128,854,000)
Cash flows from financing activities:
Proceeds from issuance of common shares	502,000	47,089,000
Proceeds from issuance of member interests	1,929,000	-
Redemption of common stock	-	(502,000)
Distributions	(505,000)	(4,151,000)
Payment of offering costs	(21,000)	(5,821,000)
Due from advisor for excess offering costs	-	(1,050,000)
Proceeds from notes payable	500,000	117,455,000
Repayment of notes payable	(4,879,000)	(70,047,000)
Payment of loan fees and financing costs	(520,000)	(2,438,000)
Net change in restricted cash for financing activities	-	(1,185,000)
Net cash (used in) provided by financing activities - continuing operations	(2,994,000)	79,350,000
Net cash (used in) provided by financing activities - discontinued operations	(17,270,000)	49,711,000
	(20,264,000)	129,061,000
Net increase (decrease) in cash and cash equivalents	639,000	(345,000)
Cash and cash equivalents – beginning of period	1,707,000	2,052,000
Cash and cash equivalents – end of period	$2,346,000	$1,707,000

See accompanying notes to consolidated financial statements.

	Years Ended December 31,
	2013	2012

Supplemental disclosure of non-cash financing and investing activities:
Issuance of common stock under the DRIP	$246,000	$2,292,000
Common shares issued in acquisition of real estate	$-	$1,371,000
1031 Exchange proceeds	$-	$3,760,000
Notes payable and other liability balances related to extinguishment of debt	$28,666,000	$-
Investments in real estate transferred to lender in deed in lieu transaction	$34,070,000	$-
Notes payable balance assumed by buyer on sale of real estate	$19,717,000	$-
Cash distributions declared but not paid	$583,000	$-
Cash paid for interest	$9,544,000	$9,683,000

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

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

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 in shares of its common stock to the public in its primary offering at $10.00 per share and 10,526,316 shares of its common stock to the Company’s stockholders at $9.50 per share pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. On February 7, 2013, the Company terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP. As of the termination of the Offering on February 7, 2013 and as of December 31, 2013, the Company had accepted subscriptions for, and issued, 10,969,714 shares of common stock (net of share redemptions), including 391,182 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $108,357,000.

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

On August 7, 2013, the Company allowed its existing advisory agreement (the “Prior Advisory Agreement”) with the Company’s prior advisor, TNP Strategic Retail Advisor, LLC (the “Prior Advisor”), to expire without renewal. On August 10, 2013, the Company entered into a new advisory agreement (the “Advisory Agreement”) with SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”). Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.

Beginning in December 2012 and ending August 10, 2013, Glenborough performed certain services for the Company pursuant to a consulting agreement (“Consulting Agreement”), which Consulting Agreement was cancelled when Glenborough became the Company’s Advisor. We entered into the Consulting Agreement to assist us through the process of transitioning to a new external advisor as well as to provide other services. Pursuant to the Consulting Agreement, from December 2012 through April 2013, we agreed to pay Glenborough a monthly consulting fee of $75,000 and reimburse Glenborough for its reasonable out-of-pocket expenses. Effective May 1, 2013, we amended the Consulting Agreement to expand the services to include accounting provided to us by Glenborough and increased the monthly consulting fee payable to Glenborough to $90,000. On August 10, 2013, in connection with the execution of the Advisory Agreement with our advisor, Glenborough rebated $150,000 of consulting fees to us.

Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (formerly TNP Strategic Retail Operating Partnership, L.P.), a Delaware limited partnership (the “OP”). The initial limited partners of the OP were Prior Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP Holdings”) affiliated with Prior Advisor. Prior Advisor invested $1,000 in the OP in exchange for common units of the OP (“Common Units”) and TNP Holdings invested $1,000 in the OP in exchange for a separate class of limited partnership units (the “Special Units”). As the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of December 31, 2013 and December 31, 2012, the Company owned 96.2% of the limited partnership interest in the OP. As of December 31, 2013 and December 31, 2012, Prior Advisor owned 0.01% of the limited partnership interest in the OP. TNP Holdings owned 100% of the outstanding Special Units as of December 31, 2012. Following the expiration of the Prior Advisory Agreement, the Special Units owned by TNP Holdings were redeemed for cause, as defined in the Prior Advisory Agreement. In connection with the execution of the Advisory Agreement, the Advisor or its affiliate was to contribute $1,000 to the OP in exchange for a separate class of Special Units. This transaction has been delayed by mutual agreement of the parties and continues to be contemplated.

The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses, interest on outstanding indebtedness and the payment of distributions to stockholders. Substantially all of the proceeds of the completed Offering have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of interest, for payment of various fees and expenses, such as acquisition fees and management fees, and for payment of distributions to stockholders. The Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to the Company from any sale of equity that it may conduct in the future. The Company has suspended its share redemption program and, until recently, its distributions to stockholders.

The Company has invested in a portfolio of income-producing retail properties located throughout the United States, with a focus on grocery anchored multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. As of December 31, 2013, the Company’s portfolio was comprised of seventeen properties with approximately 1,722,000 rentable square feet of retail space located in 11 states. As of December 31, 2013 and 2012, the rentable space at the Company’s retail properties was 89% and 87% leased, respectively.

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

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as, whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2013, the Company did not have any joint ventures or variable interests in any unconsolidated variable interest entities.

Non-Controlling Interests

The Company’s non-controlling interests are comprised primarily of the Common Units in the OP and membership interest in SRT Secured Holdings, LLC (“Secured Holdings”), formerly known as TNP SRT Secured Holdings, LLC, one of the Company’s subsidiaries. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from common stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) attributable to common stockholders on the consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity and adjusted to the greater of (1) the carrying amount, or (2) its redemption value as of the end of the period in which the determination is made, and the resulting adjustment is recorded in the consolidated statement of operations. All non-controlling interests at December 31, 2013 qualified as permanent equity.

Use of Estimates

The preparation of the Company’s consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and the Company’s disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s consolidated financial statements, and actual results could differ from the estimates or assumptions used by management. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s consolidated results of operations to those of companies in similar businesses. The Company considers significant estimates to include the carrying amounts and recoverability of investments in real estate, impairments, real estate acquisition purchase price allocations, allowance for doubtful accounts, estimated useful lives to determine depreciation and amortization and fair value determinations, among others.

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

For leases with minimum scheduled rent increases, the Company recognizes income on a straight-line basis over the lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis for leases results in recognized revenue amounts which differ from those that are contractually due from tenants on a cash basis. If the Company determines the collectability of straight-line rents is not reasonably assured, the Company limits future recognition to amounts contractually owed and paid, and, when appropriate, establish an allowance for estimated losses.

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in tenant receivables, net on the consolidated balance sheets, was $1,411,000 and $1,380,000 at December 31, 2013 and December 31, 2012, respectively.

Certain leases contain provisions that require the payment of additional rents based on the respective tenants’ sales volume (contingent or percentage rent) and substantially all contain provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs (“CAM”). Revenue based on percentage of tenants’ sales is recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of taxes, insurance and CAM is recognized in the period that the applicable costs are incurred in accordance with the lease agreement.

The Company recognizes gains or losses on sales of real estate in accordance with ASC 360. Property, Plant, and Equipment (“ASC 360”). Profits are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) the Company’s receivable, if any, is not subject to future subordination; and (d) the Company has transferred to the buyer the usual risks and reward of ownership, and the Company does not have a substantial continuing involvement with the property. The results of operations of income producing properties where the Company does not have a continuing involvement are presented in the discontinued operations section of the Company’s consolidated statements of operations when the property has been classified as held-for-sale or sold.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, the Company does not obtain security from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of December 31, 2013, Schnuck Markets, Inc. is the Company’s largest tenant (by square feet) and accounted for approximately 128,000 square feet, or approximately 7% of the Company’s gross leasable area, and approximately $833,000, or 5% of the Company’s annual minimum rent. Publix, another large tenant, accounted for approximately 7% of the Company’s annual minimum rent. No other tenant accounted for over 5% of the Company’s annual minimum rent. There was $35,000 in outstanding receivables from Schnuck Markets, Inc. at December 31, 2013.

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2013, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 22 years with a weighted-average remaining term (excluding options to extend) of seven years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants other than nationally or regionally-based tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $391,000 and $651,000 as of December 31, 2013 and December 31, 2012, respectively.

Business Combinations

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination when the acquired property meets the definition of a business. Assets acquired and liabilities assumed in a business combination are generally measured at their acquisition-date fair values, including tenant improvements and identifiable intangible assets or liabilities. Tenant improvements recognized represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date. Tenant improvements are classified as assets under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which the Company operates; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above- or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases is recorded in acquired lease intangibles and amortized over the remaining lease term. Above- or below-market-rate leases are classified in acquired lease intangibles, or in acquired below-market lease intangibles, depending on whether the contractual terms are above- or below-market. Above-market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below-market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

Acquisition costs are expensed as incurred. During the year ended December 31, 2013, the Company did not acquire any properties. During the year ended December 31, 2012, the Company acquired ten properties; Morningside Marketplace (“Morningside Marketplace”), Woodland West Marketplace (“Woodland West”), Ensenada Square (“Ensenada Square”), the Shops at Turkey Creek (“Turkey Creek”), Aurora Commons (“Aurora Commons”), Florissant Marketplace (“Florissant”), Willow Run Shopping Center (“Willow Run”), Bloomingdale Hills (“Bloomingdale Hills”), Visalia Marketplace (“Visalia Marketplace”), and Lahaina Gateway (“Lahaina Gateway”) for an aggregate purchase price of $134.4 million. The Company recorded these acquisitions as business combinations and incurred $5,877,000 of acquisition costs. Costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable and costs incurred which are expected to result in future period disposals of property not currently classified as held for sale properties have been expensed and are also classified in the consolidated statement of operations as transaction expenses.

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

Depreciation and amortization is computed using a straight-line method over the estimated useful lives of the assets as follows:

Years
Building and improvements	5 – 48 years
Exterior improvements	10 – 20 years
Equipment and fixtures	5 – 10 years

Tenant improvement costs recorded as capital assets are depreciated over the shorter of (1) the tenant’s remaining lease term or (2) the life of the improvement.

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sale capitalization rates. The Company did not record any impairment losses on its investments in real estate and related intangible assets during the years ended December 31, 2013 and 2012.

Assets Held-for-Sale and Discontinued Operations

When certain criteria are met, long-lived assets are classified as held-for-sale and are reported at the lower of their carrying value or their fair value, less costs to sell, and are no longer depreciated. Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held-for-sale and (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction.

Fair Value Measurements

Under GAAP, the Company is required to measure or disclose certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available for inputs that are both significant to the fair value measurement and unobservable.

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

The Company evaluates tax positions taken in the consolidated financial statements under the interpretation for accounting for uncertainty in income taxes. As a result of this evaluation, the Company may recognize a tax benefit from an uncertain tax position only if it is “more-likely-than-not” that the tax position will be sustained on examination by taxing authorities.

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

Reclassification

Assets sold or held-for-sale have been reclassified on the consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the consolidated statements of operations and consolidated statements of cash flows. Certain amounts from the prior year have been reclassified to conform to current period presentation.

3. ACQUISITIONS

During the year ended December 31, 2013, the Company did not acquire any properties.

During the year ended December 31, 2012, the Company acquired the following ten properties:

				Direct
		Acquisition	Purchase	Acquisition
Property	Location	Date	Price	Expense
Morningside Marketplace	Fontana, CA	1/9/12	$18,050,000	$500,000
Woodland West Marketplace	Arlington, TX	2/3/12	13,950,000	497,000
Ensenada Square	Arlington, TX	2/27/12	5,025,000	158,000
Shops at Turkey Creek	Knoxville, TN	3/12/12	4,300,000	146,000
Aurora Commons	Aurora, OH	3/20/12	7,000,000	234,000
Florissant Marketplace	Florissant, MO	5/16/12	15,250,000	482,000
Willow Run Shopping Center	Westminster, CO	5/18/12	11,550,000	327,000
Bloomingdale Hills	Tampa, FL	6/18/12	9,300,000	294,000
Visalia Marketplace	Visalia, CA	6/25/12	19,000,000	519,000
Lahaina Gateway	Lahaina, HA	11/9/12	31,000,000	2,720,000
Total			$134,425,000	$5,877,000

The sources of funds used to acquire the ten properties during the year ended December 31, 2012 were as follows:

Source of Funds	Total Consideration
Proceeds from Offering	$30,801,000
Issuance of Common Units	1,371,000
Revolving Credit Agreement	56,640,000
Secured Loans/Mortgages	40,500,000
Other Borrowings	1,128,000
Advances from Affiliates	1,355,000
1031 Exchange Proceeds	3,760,000
Total	$135,555,000

The financial information set forth below summarizes the Company’s purchase price allocations for the properties acquired during the year ended December 31, 2012.

Assets acquired:
Investments in real estate	$121,398,000
Acquired lease intangibles	17,540,000
Above-market leases	6,595,000
Cash and other assets	1,909,000
147,442,000
Liabilities assumed:
Below-market leases	11,108,000
Accrued expenses and security deposits	779,000
11,887,000
Estimated fair value of net assets acquired	$135,555,000

4. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company reports as discontinued operations properties held-for-sale and operating properties sold in the current or prior periods. The results of these discontinued operations are included as a separate component on the consolidated statements of operations under the caption “Discontinued operations”.

On January 22, 2013, the Company completed the sale of the Waianae Mall in Waianae, Hawaii (acquired in June 2010), for a sales price of $30,500,000. The Company classified assets and liabilities (including the mortgage debt) related to Waianae Mall as held for sale in the consolidated balance sheet at December 31, 2012. The results of operations related to Waianae Mall were also classified as discontinued operations for the years ended December 31, 2013 and 2012.

On February 19, 2013, the Company completed the sale of the McDonald’s parcel at Willow Run Shopping Center in Westminster, Colorado (acquired in May 2012) for a sales price of $1,050,000, and then on October 31, 2013, the Company completed the sale of the entire Willow Run Shopping Center for a sales price of $10,825,000. On December 20, 2013, the Company completed the sale of Craig Promenade in Las Vegas, Nevada (acquired in March 2011) for a sales price of $10,100,000. During the three months ended September 30, 2013, Visalia Marketplace, located in Visalia, California (acquired in June 2012), was placed on the market for sale and subsequently sold on January 8, 2014 for a sales price of $21,100,000. All three of the properties secured the revolving credit facility with KeyBank (see Note 8. “Notes Payable”) and a significant portion of the net proceeds from the sales of the properties were used to pay down the Company’s revolving credit facility with KeyBank. The results of operations related to these three properties were classified as discontinued operations for the years ended December 31, 2013 and 2012. None of the three properties were classified as held for sale at December 31, 2012.

On November 9, 2012, TNP SRT Lahaina Gateway, LLC, the Company’s wholly-owned subsidiary (“TNP SRT Lahaina”), financed TNP SRT Lahaina’s acquisition of a ground lease interest in the Lahaina Gateway property, a multi-tenant necessity retail center located in Lahaina, Maui, Hawaii, with the proceeds of a loan (the “Lahaina Loan”) from DOF IV REIT Holdings, LLC (the “Lahaina Lender”). On August 1, 2013, in order to resolve its obligations under the Lahaina Loan, mitigate certain risks presented by the terms of the Lahaina Loan and avoid potential litigation and foreclosure proceedings (and the associated costs and delays), TNP SRT Lahaina granted and conveyed all of TNP SRT Lahaina’s right, title and interest in and to the leasehold estate in the Lahaina Gateway property, including all leases, improvements, licenses and permits and personal property related thereto, to DOF IV Lahaina, LLC, an affiliate of the Lahaina Lender, pursuant to a Deed In Lieu Of Foreclosure Agreement by and among the Company, TNP SRT Lahaina and the Lahaina Lender. For the year ended December 31, 2013, the Company realized a loss of $5,394,000 associated with the Deed In Lieu transaction (see Note 8. “Notes Payable”). The loss and the results of operations related to TNP SRT Lahaina were classified as discontinued operations for the years ended December 31, 2013 and 2012. The parcel was not classified as held for sale at December 31, 2012.

On December 4, 2012, the Company entered into a purchase and sale agreement, as amended, with a third party for the sale of the office building at the Aurora Commons property (acquired in March 2012). On or about May 9, 2013, the purchase and sale agreement, as amended, for the sale of the office building at the Aurora Commons property expired and the buyer did not release the contingencies in the purchase and sale agreement. The Company classified assets and liabilities related to the office portion of the Aurora Commons property as held for sale in the consolidated balance sheet at December 31, 2012. The results of operations related to the office building at Aurora Commons, previously classified as discontinued operations for the year ended December 31, 2012, have been reclassified and included within continuing operations for the years ended December 31, 2013 and 2012, and all previously unrecorded depreciation was recorded.

Discontinued operations for the year ended December 31, 2012 included the operating results of five land parcels at Morningside Marketplace and Osceola Village which were sold in 2012, as well as, the operating results related to Craig Promenade, Lahaina Gateway, Visalia Marketplace, Waianae Mall, and Willow Run.

The components of income and expense relating to discontinued operations for the years ended December 31, 2013 and 2012 are shown below.

	Years Ended December 31,
	2013	2012
Revenues from rental property	$7,764,000	$7,604,000
Rental property expenses	3,503,000	2,980,000
Depreciation and amortization	2,562,000	3,145,000
Transaction expenses	78,000	3,585,000
Interest expense	3,540,000	2,717,000
Operating loss from discontinued operations	(1,919,000)	(4,823,000)
Gain on disposal of real estate	4,815,000	110,000
Loss on extinguishment of debt	(5,404,000)	-
Loss from discontinued operations	$(2,508,000)	$(4,713,000)

The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets are as follows:

	December 31,
ASSETS	2013	2012
Investments in real estate
Land	$5,449,000	$10,760,000
Building and improvements	10,683,000	13,937,000
Tenant improvements	1,235,000	689,000
	17,367,000	25,386,000
Accumulated depreciation	(1,305,000)	(2,324,000)
Investments in real estate, net	16,062,000	23,062,000
Restricted cash	-	358,000
Prepaid expenses and other assets, net	-	37,000
Tenant receivables	84,000	261,000
Lease intangibles, net	4,744,000	1,955,000
Deferred financing fees, net	-	98,000
Assets held for sale	$20,890,000	$25,771,000
LIABILITIES
Notes payable	$16,213,000	$19,571,000
Accounts payable and accrued expenses	-	247,000
Other liabilities	165,000	235,000
Below market lease intangibles, net	3,609,000	1,224,000
Liabilities related to assets held for sale	$19,987,000	$21,277,000

Amounts above are being presented at their carrying value which the Company believes to be lower than their estimated fair value less costs to sell.

5. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2013, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 22 years with a weighted-average remaining term (excluding options to extend) of seven years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $391,000 and $651,000 as of December 31, 2013 and December 31, 2012, respectively.

As of December 31, 2013, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

2014	$15,254,000
2015	14,187,000
2016	12,963,000
2017	11,769,000
2018	9,964,000
Thereafter	53,616,000
$117,753,000

6. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of December 31, 2013 and December 31, 2012, the Company’s acquired lease intangibles and below-market lease liabilities were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Cost	$23,243,000	$39,853,000	$(7,133,000)	$(12,764,000)
Accumulated amortization	(6,902,000)	(6,118,000)	1,068,000	936,000
	$16,341,000	$33,735,000	$(6,065,000)	$(11,828,000)

Increases (decreases) in net loss as a result of amortization of the Company’s lease intangibles and below-market lease liabilities for the years ended December 31, 2013 and 2012 were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	For the Years Ended December 31,		For the Years Ended December 31,
	2013	2012	2013	2012
Amortization and accelerated amortization	$(3,868,000)	$(3,094,000)	$1,408,000	$438,000

The scheduled amortization of lease intangibles and below-market lease liabilities, as of December 31, 2013, was as follows:

	Acquired	Below-market
	Lease	Lease
	Intangibles	Intangibles
2014	$2,706,000	$(521,000)
2015	2,180,000	(434,000)
2016	1,826,000	(377,000)
2017	1,610,000	(336,000)
2018	1,385,000	(307,000)
Thereafter	6,634,000	(4,090,000)
	$16,341,000	$(6,065,000)

7. PREPAID EXPENSES AND OTHER ASSETS, NET

As of December 31, 2013 and 2012, the Company’s prepaid expenses and other assets, net consisted of the following:

	December 31, 2013	December 31, 2012
Sales tax rebate incentive, net of accumulated amortization	$775,000	$878,000
Prepaid expenses	786,000	129,000
Tenant lease incentive	79,000	100,000
Utility deposits and other	58,000	80,000
	$1,698,000	$1,187,000

8. NOTES PAYABLE

As of December 31, 2013 and 2012, the Company’s notes payable, excluding notes payable that are classified under liabilities related to assets held for sale, consisted of the following:

	Principal Balance		Interest Rates At
	December 31, 2013	December 31, 2012	December 31, 2013
Key Bank Credit Facility	$4,403,000	$38,438,000	5.50%
Secured term loans	57,934,000	60,706,000	5.10% - 5.93%
Mortgage loans	60,430,000	90,183,000	4.50% - 15.00%
Unsecured term loans	1,250,000	1,250,000	8.00%
Total	$124,017,000	$190,577,000

During the years ended December 31, 2013 and 2012, the Company incurred $9,419,000 and $10,386,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $1,097,000 and $2,009,000, respectively.

As of December 31, 2013 and 2012, interest expense payable was $979,000 and $1,097,000, respectively.

The following is a schedule of principal payments for all of the Company’s notes payable outstanding as of December 31, 2013:

Amount
2014	$11,427,000
2015	3,244,000
2016	18,593,000
2017	61,839,000
2018	639,000
Thereafter	28,275,000
$124,017,000

KeyBank Credit Facility and Forbearance Agreement

On December 17, 2010, the Company, through its subsidiary, Secured Holdings, entered into a line of credit with KeyBank and certain other lenders (collectively, the “Lenders”) to establish a secured revolving credit facility with an initial maximum aggregate commitment of $35 million (the “Credit Facility”). The Credit Facility initially consisted of an A tranche (“Tranche A”) with an initial aggregate commitment of $25 million, and a B tranche (“Tranche B”) with an initial aggregate commitment of $10 million. Tranche B under the Credit Facility terminated as of June 30, 2011. The aggregate commitment under Tranche A was subsequently increased on multiple occasions to a maximum of $45 million. As of December 31, 2013, as a consequence of the Company’s default under the Credit Facility, the Company has no additional availability under the Tranche A commitment.

As of December 31, 2013, the outstanding principal balance on the Credit Facility, including debt reclassified under liabilities held for sale, was $20,616,000. The balance was reduced to $4,403,000 following the sale of Visalia Marketplace on January 8, 2014. Borrowings under the Credit Facility are secured by (1) pledges by the Company, the OP, Secured Holdings, and certain subsidiaries of Secured Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of Secured Holdings or us which directly or indirectly owns real property, subject to certain limitations and exceptions, (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations under the Credit Facility, (3) a security interest granted in favor of KeyBank with respect to all operating, depository, escrow and security deposit accounts and all cash management services of the Company, the OP, Secured Holdings and any other borrower under the Credit Facility, and (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank with respect to the San Jacinto Esplanade, Visalia Marketplace and Aurora Commons properties. As discussed below, due to the Company’s events of default under the Credit Facility, the Company has entered into a forbearance agreement with KeyBank.

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

On April 1, 2013, the Company, the OP, certain subsidiaries of the OP which are borrowers under the Credit Facility (collectively, the “Borrowers”) and KeyBank, as lender and agent for the other Lenders, entered into a forbearance agreement (the “Forbearance Agreement”) which amended the terms of the Credit Facility and provides for certain additional agreements with respect to the Existing Events of Default. On July 31, 2013, the OP, the Borrowers and KeyBank entered into an amendment to the Forbearance Agreement which extended the forbearance period under the Forbearance Agreement. Pursuant to the terms of the Forbearance Agreement (as amended), KeyBank and the other Lenders agreed to forbear the exercise of their rights and remedies with respect to the Existing Events of Default until the earliest to occur of (1) January 31, 2014, (2) the Company’s default under or breach of any of the representations or covenants under the Forbearance Agreement or (3) the date any additional events of defaults (other than the Existing Events of Default) under the Credit Facility occur or become known to KeyBank or any other Lender.

On December 11, 2013, the Company, the OP, the Borrowers and KeyBank entered into the second amendment to Forbearance Agreement. The second forbearance amendment amended the Forbearance Agreement and the Credit Facility as follows:

•	The Lenders’ obligation to provide forbearance will terminate on the first to occur of (1) July 31, 2014, (2) a default under or breach of any of the representations, warranties or covenants of the Forbearance Agreement, or (3) an event of default (other than the Existing Events of Default) under the loan documents related to the Credit Facility occurring or becoming known to any Lender (such date the “Forbearance Expiration Date”).

•	The entire outstanding principal balance and all interest thereon, of the outstanding Tranche A loans under the Credit Facility will become due and payable in full on July 31, 2014, instead of January 31, 2014.

•	The Company, the OP and the Borrowers are required to apply eighty percent (80%), as opposed to one hundred percent (100%), of the net proceeds received from specified capital events, including a sale or refinancing of the Company’s properties, to Tranche A loans, unless an event of default, other than the Existing Events of Default, occurs, in which case they must apply one hundred percent (100%) of the net proceeds to Tranche A loans.

•	The Company, the OP and the Borrowers are permitted to pay distributions, provided that the aggregate amount of such distributions does not exceed one hundred percent (100%) of the Company’s Adjusted Funds From Operations, as defined in the Credit Facility agreement.

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

As previously reported, in connection with the Forbearance Agreement, the Borrowers and KeyBank entered into a Fee Letter pursuant to which the Borrowers paid KeyBank a forbearance fee (the “Fee Letter”). On July 31, 2013 in connection with the first amendment to the Forbearance Agreement, the Borrowers and KeyBank amended the Fee Letter and the Borrowers paid KeyBank an additional forbearance fee. On December 11, 2013, in connection with the second forbearance amendment, the Borrowers and KeyBank further amended the Fee Letter and the Borrowers agreed to pay an additional forbearance fee.

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

Since the acquisition of the Lahaina Gateway property on November 9, 2012, cash from operations from the Lahaina Gateway property was not sufficient to support the property’s operating expenses, the debt service obligations under the Lahaina Loan, and the various cash reserve requirements imposed by the Lahaina Lender. As a result, since the acquisition of the Lahaina Gateway property, the Company had supported the property’s cash requirements with cash from operations generated by other properties within the Company’s portfolio. In addition to the property cash flow issues, the Lahaina Loan contained a number of provisions that potentially exposed the Company to increased risk and constrained its ability to make certain strategic decisions. In order to settle the Company’s obligations under the Lahaina Loan and avoid potential litigation and foreclosure proceedings (and the associated delays and expenses), relating to the Lahaina Gateway property, on August 1, 2013, the Company entered into a deed in lieu of foreclosure agreement with the Lahaina Lender (the “DIL Agreement”). Pursuant to the DIL Agreement, the Company conveyed title to the Lahaina Gateway property to a designee of the Lahaina Lender in exchange for the Lahaina Lender’s agreement not to seek payment from the Company for any amounts owed under the Lahaina Loan, subject to certain exceptions as set forth in the DIL Agreement and the agreements entered into in connection therewith. For the year ended December 31, 2013, the Company realized a loss of $5,404,000 associated with the Deed In Lieu transaction which was derived from the carrying value of all of Lahaina Gateway’s assets of $34,070,000 less the carrying value of all of its liabilities of $28,666,000, on August 1, 2013.

KeyBank Mezzanine Loan

On June 13, 2012, the Company, through TNP SRT Portfolio II Holdings, LLC obtained a mezzanine loan from KeyBank in the original principal amount of $2,000,000. The proceeds of the mezzanine loan were used to refinance the portions of the Credit Facility secured by Morningside Marketplace, Cochran Bypass (Bi Lo Grocery Store), Ensenada Square, Florissant Marketplace and Turkey Creek. The mezzanine loan was repaid in full in January 2013 using a portion of the proceeds from the sale of the Waianae Mall.

9. FAIR VALUE DISCLOSURES

The Company believes the total carrying values reflected on its consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and amounts due to affiliates due to their short-term nature, except for the Company’s notes payable, which are disclosed below.

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

The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of December 31, 2013 and 2012:

At December 31, 2013	Carrying Value (1)	Fair Value (2)
Notes Payable	$124,017,000	$124,306,000

At December 31, 2012	Carrying Value (1)	Fair Value (2)
Notes Payable	$190,577,000	$191,319,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of December 31, 2013 and December 31, 2012.
(2)	The estimated fair value of the notes payable is based upon indicative market prices of the Company’s notes payable based on prevailing market interest rates.

10. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company issued 22,222 shares of common stock to TNP LLC for an aggregate purchase price of $200,000. As of December 31, 2013, Sharon D. Thompson, the spouse of Anthony W. Thompson, the Company’s former co-chief executive officer and former president, independently owned 111,111 shares of the Company’s common stock for which she paid an aggregate purchase price of $1,000,000 and TNP LLC, which is controlled by Mr. Thompson, owned 22,222 shares of the Company’s common stock. Subsequent to December 31, 2013, on January 24, 2014, Glenborough Property Partners, LLC, an affiliate of Glenborough, purchased both of the 22,222 and 111,111 shares of the Company from TNP LLC and Sharon D. Thompson, respectively, for $8 per share. That share purchase transaction was part of a larger settlement of issues relating to the 2013 annual meeting proxy contest, and does not necessarily reflect a market price or value for such securities.

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

Common Units

Prior Advisor invested $1,000 in the OP in exchange for Common Units of the OP, and as of December 31, 2013, Prior Advisor owned 0.01% of the limited partnership interest in the OP. On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property located in Bismarck, North Dakota, the OP issued 287,472 Common Units to certain of the sellers of Pinehurst Square East who elected to receive Common Units for an aggregate value of approximately $2,587,000, or $9.00 per Common Unit. On March 12, 2012, in connection with the acquisition of Turkey Creek, a retail property located in Knoxville, Tennessee, the OP issued 144,324 Common Units to certain of the sellers of Turkey Creek who elected to receive Common Units for an aggregate value of approximately $1,371,079, or $9.50 per Common Unit.

Member Interests

On July 9, 2013, SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough, made a cash investment of $1,929,000 in Secured Holdings pursuant to a Membership Interest Purchase Agreement by and among the Company, SRT Manager, Secured Holdings, and the OP, and, as of December 31, 2013, SRT Manager owned a twelve percent (12%) membership interest in Secured Holdings. Following the acquisition of the membership interest by SRT Manager, the remaining eighty-eight percent (88%) membership interest in Secured Holdings is held by the OP. As of December 31, 2013, Secured Holdings owns three of the seventeen multi-tenant retail properties in the Company’s property portfolio. The Company’s independent directors negotiated and approved the transaction in order to help enable the Company to meet its short-term liquidity needs for operations, as well as to build working capital for future operations.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2013 and December 31, 2012, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The Company’s share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases pursuant to the share redemption program are made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time.

Effective January 15, 2013, the Company suspended its share redemption program, including redemptions upon death and disability, and the Company did not redeem any common shares under its share redemption program during the year ended December 31, 2013. During the year ended December 31, 2012, the Company redeemed 113,929 shares of common stock under its share redemption program.

Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

Effective January 15, 2013, the Company announced that it would no longer be making monthly distributions. For so long as the Company remained in default under the terms of the Credit Facility, KeyBank prohibited the payment of distributions to investors in the Company. On December 9, 2013, the Company announced that it had successfully modified the Credit Facility such that the Company may re-establish distributions so long as the total amount paid does not exceed 100% of the Adjusted Funds from Operations, as defined in the Credit Facility agreement. As a result, on December 9, 2013, the Company declared a quarterly distribution in the amount of $0.05 per share on the outstanding common shares of the Company, payable to stockholders of record as of December 31, 2013, which was paid on January 31, 2014. The Company’s board of directors will continue to evaluate the Company’s ability to make future quarterly distributions based on the Company’s other operational cash needs.

The following table sets forth the distributions declared and paid or payable to the Company’s common stockholders and non-controlling Common Unit holders for the years ended December 31, 2013 and 2012, respectively:

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2013 (4)	$636,000	$0.05833	$25,000	$390,000	$25,000	$246,000	$636,000
Second Quarter 2013	-	N/A	-	-	-	-	-
Third Quarter 2013	-	N/A	-	-	-	-	-
Fourth Quarter 2013 (1)	548,000	0.05000	22,000	548,000	22,000	-	548,000
	$1,184,000		$47,000	$938,000	$47,000	$246,000	$1,184,000

	Distributions Declared to Common Stockholders (1)	Distributions Declared Per Share (1)	Distributions Declared to Common Unit Holders (1)/(3)	Cash Distribution Payments to Common Stockholders (2)	Cash Distribution Payments to Common Unit Holders (2)	Reinvested Distributions (DRIP shares issuance) (2)	Total Common Stockholder Distributions Paid and DRIP Shares Issued
First Quarter 2012	$1,183,000	$0.05833	$57,000	$721,000	$52,000	$406,000	$1,127,000
Second Quarter 2012	1,637,000	0.05833	74,000	866,000	71,000	570,000	1,436,000
Third Quarter 2012	1,874,000	0.05833	76,000	1,015,000	76,000	709,000	1,724,000
Fourth Quarter 2012 (4)	1,259,000	0.05833	51,000	1,274,000	76,000	607,000	1,881,000
	$5,953,000		$258,000	$3,876,000	$275,000	$2,292,000	$6,168,000

(1)	Except for the fourth quarter 2013, distributions were generally declared monthly and calculated at a monthly distribution rate of $0.05833 per share of common stock and Common Units. In the fourth quarter 2013, the Company declared a quarterly distribution at a rate of $0.05 per share payable on January 31, 2014.
(2)	Until the distribution declared for the fourth quarter 2013, cash distributions were paid, and shares issued pursuant to the DRIP, generally on a monthly basis approximately 15 days following month end.
(3)	None of the holders of Common Units participated in the DRIP, which was terminated effective February 7, 2013.
(4)	Distributions for the month of December 2012 in the aggregate amount of $636,000 were declared on January 18, 2013, of which $390,000 was paid in cash and $246,000 was paid through the DRIP in the form of additional shares of common stock. Total dividends paid to holders of Common Units for the same period were $25,000.

Distribution Reinvestment Plan

The Company adopted the DRIP to allow common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP. The DRIP was terminated effective February 7, 2013 in connection with the expiration of the Offering and the Company’s deregistration of all of the unsold shares registered for sale pursuant to the Offering. For the years ended December 31, 2013 and 2012, $246,000 and $2,292,000 in distributions were reinvested and 25,940 and 253,833 shares of common stock were issued under the DRIP, respectively.

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

The following table sets forth the computation of the Company’s basic and diluted loss per share:

	For the Years Ended
	December 31,
	2013	2012
Numerator - basic and diluted
Net loss from continuing operations	$(9,899,000)	$(13,105,000)
Net income attributable to non-controlling interest	437,000	555,000
Distributions paid on unvested restricted shares	-	(5,000)
Net loss attributable to common shares	(9,462,000)	(12,555,000)
Net loss from discontinued operations	(2,508,000)	(4,713,000)
Net income attributable to non-controlling interest	48,000	199,000
Net loss attributable to common shares	$(11,922,000)	$(17,069,000)
Denominator - basic and diluted
Basic weighted average common shares	10,964,931	9,425,747
Effect of dilutive securities
Common Units (1)	-	-
Diluted weighted average common shares	10,964,931	9,425,747
Basic Earnings per Common Share
Net loss from continuing operations attributable to common shares	$(0.86)	$(1.33)
Net loss from discontinued operations	(0.22)	(0.48)
Net loss attributable to common shares	$(1.08)	$(1.81)
Diluted Earnings per Common Share
Net loss from continuing operations attributable to common shares	$(0.86)	$(1.33)
Net loss from discontinued operations	(0.22)	(0.48)
Net loss attributable to common shares	$(1.08)	$(1.81)

(1)	Number of convertible Common Units pursuant to the redemption rights outlined in the Company's registration statement on Form S-11. Anti-dilutive for all periods presented.

Shares of unvested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. This requires the use of the two-class method when computing basic and diluted earnings per share.

12. INCENTIVE AWARD PLAN

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

Pursuant to the Company’s Amended and Restated Independent Directors Compensation Plan, which is a sub-plan of the Incentive Award Plan (the “Directors Plan”), the Company granted each of its independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of the $2,000,000 minimum offering amount in the Offering on November 12, 2009. Each new independent director that subsequently joined the board of directors received the initial restricted stock grant on the date he or she joined the board of directors. In addition, until the Company terminated the Offering on February 7, 2013, on the date of each of the Company’s annual stockholders meetings at which an independent director was re-elected to the board of directors, he or she may have received 2,500 shares of restricted stock. The restricted stock vests one-third on the date of grant and one-third on each of the next two anniversaries of the grant date. The restricted stock will become fully vested and non-forfeitable in the event of an independent director’s termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.

For the years ended December 31, 2013 and 2012, the Company recognized compensation expense of $41,000 and $119,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends. As of December 31, 2013 and December 31, 2012, there was $19,000 and $60,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted common stock. As of December 31, 2013, this expense is expected to be realized over a remaining period of one year. As of December 31, 2013 and December 31, 2012, the fair value of the non-vested shares of restricted common stock was $30,000 and $90,000, respectively, and 3,333 and 10,000 shares remain unvested, respectively. During the year ended December 31, 2013, there were no restricted stock grants issued and 6,667 shares of restricted stock vested.

A summary of the changes in restricted stock grants for the years ended December 31, 2013 and 2012 is presented below:

		Weighted Average
	Restricted Stock	Grant Date
	(Number of Shares)	Fair Value
Balance - December 31, 2011	10,833	$9.00
Granted	12,500	9.00
Vested	13,333	9.00
Balance - December 31, 2012	10,000	$9.00
Granted	-	-
Vested	6,667	9.00
Balance - December 31, 2013	3,333	$9.00

13. RELATED PARTY TRANSACTIONS

Pursuant to the Prior Advisory Agreement by and among the Company, the OP and the Prior Advisor, the Company was obligated to pay Prior Advisor specified fees upon the provision of certain services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. Pursuant to the dealer manager agreement (the “Dealer Manager Agreement”) by and among the Company, the OP, and TNP Securities, LLC (the “Dealer Manager” or “TNP Securities”), prior to the termination of the Offering, the Company was obligated to pay the Dealer Manager certain commissions and fees in connection with the sales of shares in the Offering. Subject to certain limitations, the Company was also obligated to reimburse Prior Advisor and Dealer Manager for organization and offering costs incurred by Prior Advisor and Dealer Manager on behalf of the Company, and the Company was obligated to reimburse Prior Advisor for acquisition and origination expenses and certain operating expenses incurred on behalf of the Company or incurred in connection with providing services to the Company. The Company records all related-party fees as incurred, subject to any limitations described in the Prior Advisory Agreement.

On August 7, 2013, the Company allowed the Prior Advisory Agreement with the Prior Advisor to expire without renewal, and on August 10, 2013, the Company entered into the Advisory Agreement with Advisor. Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. On July 9, 2013, SRT Manager, an affiliate of Advisor, acquired a twelve percent (12%) membership interest in Secured Holdings, the Company’s wholly-owned subsidiary (see Note 10. “Equity”).

Summary of Related-Party Fees

Summarized separately below are the Prior Advisor and Advisor related-party costs incurred by the Company for the years ended December 31, 2013 and 2012, respectively, and payable as of December 31, 2013 and 2012:

Prior Advisor Fees	Incurred		Payable
	Years Ended December 31,		As of December 31,
Expensed	2013	2012	2013	2012
Reimbursement of operating expenses	$73,000	$958,000	$-	$209,000
Acquisition fees	13,000	3,369,000	-	475,000
Property management fees	862,000	1,174,000	163,000	48,000
Guaranty fees	28,000	51,000	17,000	10,000
Disposition fees	924,000	130,000	-	-
Interest expense on notes payable	-	20,000	-	-
	$1,900,000	$5,702,000	$180,000	$742,000
Capitalized
Financing coordination fees	$-	$811,000	$-	$-
Leasing commission fees	143,000	244,000	-	-
	$143,000	$1,055,000	$-	$-
Additional Paid-In Capital
Selling commissions	$12,000	$3,062,000	$-	$9,000
Dealer manager fees	6,000	1,411,000	-	4,000
Organization and offering costs	3,000	1,348,000	-	-
	$21,000	$5,821,000	$-	$13,000

Advisor Fees	Incurred		Payable
	Years Ended December 31,		As of December 31,
Expensed	2013	2012	2013	2012
Consulting and accounting fees	$446,000	$-	$-	$-
Asset management fees	601,000	-	179,000	-
Reimbursement of operating expenses	48,000	-	5,000	-
Property management fees	339,000	-	78,000	-
Disposition fees	105,000	-	-
Interest expense on notes payable	13,000	-	-	-
	$1,552,000	$-	$262,000	$-
Capitalized
Leasing commission fees	$3,969	$-	$-	$-
Legal leasing fees	6,524	-	-	-
	$10,493	$-	$-	$-

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

As of December 31, 2013 and December 31, 2012, cumulative organization and offering costs incurred by Prior Advisor on the Company’s behalf were $3,272,000 and $3,016,000, respectively, net of a reimbursement discussed below. These costs were payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, did not exceed 3.0% of the gross proceeds of the Offering. As of December 31, 2013, cumulative organization and offering costs reimbursed to Prior Advisor or paid directly by the Company were $4,273,000, which amount exceeded 3.0% of the gross proceeds from the Offering by $1,001,000. This excess amount was billed to Prior Advisor and settled as of January 31, 2013.

Under the new Advisory Agreement, the Company shall reimburse Advisor for all offering and marketing related expenses incurred on the Company’s behalf in connection with any private placement up to 2.0% of the gross proceeds of such private placement. There were no such expenses under the new Advisory Agreement for the year ended December 31, 2013.

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

	For the Years Ended		Inception
	December 31,		Through
	2013	2012	December 31, 2013
Selling Commissions	$12,000	$3,062,000	$6,905,000
Dealer Manager Fee	6,000	1,411,000	3,081,000
	$18,000	$4,473,000	$9,986,000

Reimbursement of Operating Expenses

The Company reimbursed Prior Advisor for all expenses paid or incurred by Prior Advisor in connection with the services provided to the Company, subject to the limitation that the Company did not reimburse Prior Advisor for any amount by which the Company’s total operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeded the greater of: (1) 2% of its average invested assets (as defined in the Charter), or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% guideline”). Prior Advisor was required to reimburse the Company quarterly for any amounts by which total operating expenses exceed the 2%/25% guideline in the previous expense year. Notwithstanding the above, the Company could reimburse Prior Advisor for expenses in excess of the 2%/25% guideline if a majority of the independent directors determined that such excess expenses were justified based on unusual and nonrecurring factors.

Under the Advisory Agreement, the terms and conditions regarding the reimbursement of operating expenses are generally the same as the Prior Advisory Agreement, except for the following differences. The Company will not reimburse Advisor for any of its personnel costs or other overhead costs except for customary reimbursements for personnel costs under property management agreements entered into between the OP and Advisor or its affiliates. Beginning after the first four fiscal quarters following Advisor’s engagement, the Company will not reimburse Advisor or its affiliates at the end of any fiscal quarter in which total operating expenses for the four consecutive fiscal quarters then ended exceeds the 2% /25% guideline. Also, under the Advisory Agreement, for purposes of calculating the excess amount, the Company’s board of directors has determined that “total operating expenses” will not include (a) amounts (i) paid to Prior Advisor or its affiliates related to or in connection with the termination of the Prior Advisory Agreement, the dealer manager agreement, or any property management agreements or other agreements with Prior Advisor or its affiliates, or (ii) amounts incurred in connection with the termination of the agreements described in the foregoing clause (i), including, without limitation, attorney’s fees, litigation costs and expenses and amounts paid in settlement (but excluding costs associated with obtaining lender approvals to any such termination and engagement of our advisor or its affiliates as a replacement under such agreements), and (b) “total operating expenses” incurred prior to the date of the execution of the Advisory Agreement. Under the Advisory Agreement, Advisor is required to reimburse the Company quarterly for any amounts by which total operating expenses exceed the 2%/25% guideline in the previous expense year, or the Company may subtract such excess from the total operating expenses for the subsequent fiscal quarter.

For year ended December 31, 2013, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% guideline.

The Company reimbursed Prior Advisor and Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Prior Advisor and Advisor such as rent and utilities; provided, however, that no reimbursement could be made for costs of such personnel to the extent that personnel are used in transactions for which Prior Advisor and Advisor received a separate fee or with respect to an officer of the Company. See the Summary of Related-Party Fees table for incurred administrative services paid to Prior Advisor and Advisor for the years ended December 31, 2013 and 2012.

Property Management Fee

The Company terminated its property management agreements with TNP Property Manager, LLC, its property manager and an affiliate of Prior Advisor, effective August 9, 2013. The Company entered into new property management agreements with Glenborough effective August 10, 2013. The terms and conditions of the new property management agreements with Glenborough are generally the same as the prior property management agreements except the property management fees are calculated at a maximum of up to 4% of gross revenue (reduced from 5% in the prior agreements) and the terms of the new property management agreements are 12 months (unlike the purported 20-year term of the prior property management agreements). See the Summary of Related-Party Fees table for incurred property management fees for the years ended December 31, 2013 and 2012.

Acquisition and Origination Fee

The Company paid Prior Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. Under the Advisory Agreement, Advisor is entitled to receive an acquisition fee equal to 1.0% of the costs of investments acquired, including acquisition expenses and any debt attributable to such investments. See the Summary of Related-Party Fees table for incurred acquisition fees for the years ended December 31, 2013 and 2012.

The Company paid Prior Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate-related loans. Under the Advisory Agreement, Advisor is entitled to receive an origination fee equal to 1.0% of the amount funded by the Company to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. See the Summary of Related-Party Fees table for incurred loan origination fees for the years ended December 31, 2013 and 2012.

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

Under the Advisory Agreement, Advisor will receive an asset management fee equal to a monthly fee of one-twelfth (1/12th) of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non-cash reserves and depreciation) of all investments the Company owns, including any debt attributable to such investments or (2) the fair market value of investments (before non-cash reserves and deprecation) if the Company’s board of directors has authorized the estimate of a fair market value of the Company’s investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year. See the Summary of Related-Party Fees table for incurred asset management fees for the years ended December 31, 2013 and 2012.

Disposition Fee

If Prior Advisor or its affiliates provided a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Prior Advisor or its affiliates could be paid disposition fees up to 50.0% of a customary and competitive real estate commission, but not to exceed 3.0% of the contract sales price of each property sold. Under the Advisory Agreement, the terms and conditions of the disposition fee payable to Advisor are the same as the terms for such fees under the Prior Advisory Agreement. See the Summary of Related-Party Fees table for incurred disposition fees for the years ended December 31, 2013 and 2012.

Leasing Commission Fee

On June 9, 2011, pursuant to Section 11 of the Prior Advisory Agreement, the Company’s board of directors approved the payment of fees to the Prior Advisor for services it provided in connection with leasing the Company’s properties. Under the new property management agreements, Advisor shall receive a separate fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants in an amount not to exceed the fee customarily charged by similarly situated parties rendering similar services in the same geographic area for similar properties. See the Summary of Related-Party Fees table for incurred leasing commission fees for the years ended December 31, 2013 and 2012.

Legal Leasing Fee

Under the new property management agreements, Advisor shall receive a market-based legal leasing fee for the negotiation and production of new leases, renewals, and amendments.

Financing Coordination Fee

On January 12, 2012, the board of directors approved Amendment No. 3 to the Prior Advisory Agreement to provide for the payment of a financing coordination fee to Prior Advisor in an amount equal to 1.0% of any amount financed or refinanced by the Company or the OP. Under the Advisory Agreement, the Advisor will receive a financing coordination fee equal to 1.0% of the amount made available and/or outstanding under any (1) financing obtained or assumed, directly or indirectly, by the Company or the OP and used to acquire or originate investments, or (2) the refinancing of any financing obtained or assumed, directly or indirectly, by the Company or the OP. See the Summary of Related-Party Fees table for incurred financing coordination fees for the years ended December 31, 2013 and 2012.

Guaranty Fees

In connection with certain acquisition financings, the Company’s former chairman and former co-chief executive officer and/or TNP LLC had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. See the Summary of Related-Party Fees table for incurred guaranty fees for the years ended December 31, 2013 and 2012. At December 31, 2013, the Company’s outstanding guaranty agreements relate to the guarantee on the financing on Constitution Trail and Osceola Village.

Related-Party Loans and Loan Fees

In connection with the acquisition of Morningside Marketplace in January 2012, the Company financed the payment of a portion of the purchase price for Morningside Marketplace with the proceeds of (1) a loan in the aggregate principal amount of $235,000 from TNP LLC, (2) a loan in the aggregate principal amount of $200,000 from Mr. James Wolford, the Company’s Chief Financial Officer at the time of the loan, and (3) a loan in the aggregate principal amount of $920,000 from Mrs. Sharon Thompson, the spouse of Mr. Anthony W. Thompson, the Company’s chairman, co-chief executive officer and President at the time of the loan (collectively, the “Morningside Affiliate Loans”). The Morningside Affiliate Loans each accrued interest at a rate of 12% per annum and were due on April 8, 2012. All Morningside Affiliate Loans including unpaid accrued interest were paid in full during the first quarter of 2012. See the Summary of Related-Party Fees table for incurred interest expense for the years ended December 31, 2013 and 2012.

On September 20, 2013, the Company borrowed $500,000 for general working capital purposes from Glenborough Property Partners, LLC (“Glenborough Lender”), an affiliate of Advisor, pursuant to an unsecured promissory note by the Company in favor of Glenborough Lender (the “Glenborough Loan”). The Glenborough Loan carried an interest rate of 7% per annum and maturity date of February 28, 2014. The Company repaid the loan and accrued interest in full, without penalty, in December 2013.

14. COMMITMENTS AND CONTINGENCIES

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, the Company through its subsidiary, granted a lender a profit participation in the property Osceola Village equal to 25% of the net profits received by the Company upon the sale of the property (the “Profit Participation Payment”). Net profits is calculated as (1) the gross proceeds received by the Company upon a sale of the property in an arms-length transaction at market rates to third parties less (2) the sum of: (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with the Company including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, the Company shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, the Company shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. Based on the estimated sale price as of December 31, 2013, the Company determined that it does not have any liability under the Profit Participation Payment as of December 31, 2013.

Additionally, in connection with the acquisition financing on Osceola Village, the Company entered into a Master Lease Agreement (the “Master Lease”) with TNP SRT Osceola Village Master Lessee, LLC, a wholly owned subsidiary of the OP (the “Master Lessee”). Pursuant to the Master Lease, TNP SRT Osceola Village leased to Master Lessee the approximately 23,000 square foot portion of Osceola Village which was not leased to third-party tenants as of the closing date (the “Premises”). The Master Lease provides that the Master Lessee will pay TNP SRT Osceola Village a monthly rent in an amount equal to $36,425, provided that such monthly amount will be reduced proportionally for each square foot of space at the premises subsequently leased to third-party tenants pursuant to leases that are reasonably acceptable to the lender and that satisfy certain criteria set forth in the Master Lease (“Approved Leases”). The Master Lease has a seven-year term, subject to earlier expiration upon the earlier to occur of (1) the date on which all available rentable space at the Premises is leased to third-party tenants pursuant to Approved Leases and (2) the date on which the mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale). The Master Lessee has no right to assign or pledge the Master Lease or to sublet any part of the premises without the prior written consent of TNP SRT Osceola Village and the lender. In connection with the acquisition of Osceola Village, TNP SRT Osceola Village obtained a mortgage (the “Osceola Loan”) from American National Insurance Company (“ANICO”). The Master Lease was assigned to ANICO pursuant to the assignment of leases and rents in favor of ANICO entered into by TNP SRT Osceola Village in connection with the Osceola Loan. Pursuant to the Master Lease, the Master Lessee acknowledges and agrees that upon any default by TNP SRT Osceola Village under any of the loan documents related to the Osceola Loan, ANICO will be entitled to enforce the assignment of the Master Lease to ANICO and replace TNP SRT Osceola Village under the Master Lease for all purposes.

Constitution Trail Contingency

In connection with the financing of the Constitution Trail acquisition, SRT Constitution Trail, LLC, a wholly owned subsidiary of the OP (“SRT Constitution Trail”) and SRT Constitution Trail Master Lessee, LLC (the “Starplex Master Lessee”), a wholly owned subsidiary of the OP, entered into a Master Lease Agreement with respect to a portion of Constitution Trail (the “Starplex Master Lease”). Pursuant to the Starplex Master Lease, SRT Constitution Trail leased to the Starplex Master Lessee an approximately 7.78 acre parcel of land included in the Constitution Trail property, and the approximately 44,064 square foot Starplex Cinemas building located thereon (the “Starplex Premises”). The Starplex Master Lease provides that, in the event that the annual gross sales from the Starplex premises are less than $2,800,000, then thereafter the Starplex Master Lessee will pay SRT Constitution Trail a monthly rent in an amount equal to $62,424 ($749,088 annually), subject to an offset based on any minimum annual rent for the Starplex premises received by SRT Constitution Trail. The Starplex Master Lease will expire upon the earlier to occur of (1) December 31, 2018 and (2) the date on which the Constitution Trail mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale or refinancing of the Constitution Trail Loan). The Starplex Master Lessee has no right to assign or pledge the Starplex Master Lease or to sublet any part of the Starplex premises without the prior written consent of SRT Constitution Trail and the lender of the mortgage loan.

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

Economic Dependency

As disclosed in Note 1. “Organization and Business” the Company has recently transitioned to a new external advisor. The Company is dependent on Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments, management of the daily operations of the Company’s real estate and real estate-related investment portfolio, and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services to the Company, the Company will be required to obtain such services from other sources.

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

Legal Matters

As of December 31, 2013, the Company is involved in three separate legal proceedings as summarized below.

Litigation Concerning Change in Transfer Agents

On or about August 12, 2013, the Company commenced a civil action in the Court of Chancery of the State of Delaware against Anthony W. Thompson and TNP Transfer Agent, the Company’s former transfer agent. The docket number is 8795-VCN. The Company alleged that it had replaced TNP Transfer Agent with a new transfer agent, but Mr. Thompson was causing TNP Transfer Agent to refuse to transfer the stockholder information belonging to the Company to the new transfer agent. The Company sought affirmative injunctive relief compelling the defendants to transfer all stockholder information belonging to the Company to the new transfer agent. On September 6, 2013, the Court granted the Company’s motion to expedite the proceeding due to the threat of irreparable harm to the Company and its stockholders. On November 16, 2013, TNP Transfer Agent provided the Company with most the stockholder information it requested. On November 22, 2013, the parties entered into a stipulated final judgment that enjoined TNP Transfer Agent to cooperate in making the outstanding stockholder data available to the Company’s new transfer agent, and barred TNP Transfer Agent from interfering in any way with a smooth transition to the Company’s new transfer agent. The stipulated final judgment was granted on November 25, 2013.

Litigation Concerning Termination of Property Management Agreements

On or about September 9, 2013, TNP Property Manager, LLC (“TNP Property Manager”), the Company’s former property manager, commenced a civil action in the Superior Court of the State of California for Orange County against Glenborough and the Company. The Company was not served until October 15, 2013. The complaint relates to the termination by the Company of the property management agreements between TNP Property Manager and the subsidiaries of the Company that own the various real estate projects in the Company’s portfolio and the selection of Glenborough to act as the Company’s new property manager. TNP Property Manager alleges that there was no valid basis for the Company to terminate the prior property management agreements and that the Company is now in breach of the agreements. In addition, the TNP Property Manager accuses Glenborough of “intentional interference with economic relationship.” From the Company, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5 million. From Glenborough, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5 million, an award of punitive damages in an unspecified amount, and equitable relief. Glenborough has submitted a request for indemnification to the Company, and the Company has agreed to advance Glenborough’s litigation expenses based on the Company’s obligation under the Consulting Agreement. The Company intends to defend the action vigorously.

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

At this time, the Company cannot reasonably estimate the probability or amount of loss that may arise from any of the legal proceedings summarized above. As a result, the Company has not recorded any loss contingencies related to these legal proceedings in its consolidated financial statements as of December 31, 2013.

15. SUBSEQUENT EVENTS

Visalia Marketplace Sales Completion

On January 8, 2014, the Company completed the sale of the Visalia Marketplace property located in Visalia, California to an unaffiliated buyer for a gross sales price of $21,100,000.  The Company originally acquired the Visalia Marketplace property in June 2012 for $19,000,000. In accordance with the terms of the loan documents with KeyBank, 80% of the net proceeds from the sale were released from escrow to KeyBank.  The Company incurred a disposition fee to the Advisor of $211,000 in connection with the sale, which was paid through the closing settlement process.

Distributions

On December 9, 2013, the Company declared a quarterly distribution in the amount of $0.05 per share on our outstanding common shares, payable to stockholders of record as of December 31, 2013. This distribution was paid on January 31, 2014.

On March 24, 2014, the Company declared a quarterly distribution in the amount of $0.05 per share on our outstanding common shares, payable to stockholders of record as of March 31, 2014. This distribution will be paid on April 30, 2014.

Strategic Realty Trust, Inc. and Subsidiaries

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED

DEPRECIATION

December 31, 2013

		Initial Cost to Company		Cost Capitalized	Gross Amount at Which Carried at Close of Period					Life on which Depreciation in Latest Statement of
	Encumbrances	Land	Building & Improvements	Subsequent to Acquisition (1)	Land	Building & Improvements	Total (2)	Accumulated Depreciation	Acquisition Date	Operations is Computed
Moreno Marketplace	$9,238,000	$3,080,000	$6,780,000	$433,000	$3,080,000	$7,213,000	$10,293,000	$(1,185,000)	11/19/2009	44 years
Northgate Plaza	6,303,000	3,799,000	3,302,000	218,000	3,799,000	3,520,000	7,319,000	(810,000)	7/6/2010	20 years
San Jacinto	1,820,000	2,979,000	2,773,000	(901,000)	2,433,000	2,418,000	4,851,000	(359,000)	8/11/2010	48 years
Pinehurst Square East	10,163,000	3,270,000	10,450,000	218,000	3,270,000	10,668,000	13,938,000	(980,000)	5/26/2011	45 years
Cochran Bypass	1,560,000	776,000	1,480,000	31,000	776,000	1,511,000	2,287,000	(204,000)	7/14/2011	25 years
Topaz Marketplace	7,988,000	2,120,000	10,724,000	(98,000)	2,120,000	10,626,000	12,746,000	(649,000)	9/23/2011	48 years
Osceola Village	17,749,000	6,497,000	13,400,000	(1,539,000)	5,974,000	12,384,000	18,358,000	(1,079,000)	10/11/2011	37 years
Constitution Trail	14,906,000	9,301,000	13,806,000	279,000	9,032,000	14,354,000	23,386,000	(1,186,000)	10/21/2011	44 years
Summit Point	12,200,000	3,139,000	13,506,000	33,000	3,178,000	13,500,000	16,678,000	(1,088,000)	12/21/2011	38 years
Morningside Marketplace	8,905,000	6,515,000	9,936,000	(5,399,000)	2,339,000	8,713,000	11,052,000	(691,000)	1/9/2012	42 years
Woodland West Marketplace	9,977,000	2,376,000	10,494,000	356,000	2,449,000	10,777,000	13,226,000	(1,094,000)	2/3/2012	30 years
Ensenada Square	3,088,000	1,015,000	3,822,000	131,000	1,015,000	3,953,000	4,968,000	(358,000)	2/27/2012	25 years
Shops at Turkey Creek	2,794,000	1,416,000	2,398,000	(124,000)	1,416,000	2,274,000	3,690,000	(146,000)	3/12/2012	45 years
Aurora Commons	2,583,000	1,120,000	5,254,000	(20,000)	1,130,000	5,224,000	6,354,000	(584,000)	3/20/2012	20 years
Florissant Marketplace	9,143,000	2,817,000	12,273,000	-	2,817,000	12,273,000	15,090,000	(1,129,000)	5/16/2012	25 years
Bloomingdale Hills	5,600,000	4,718,000	5,196,000	(15,000)	4,718,000	5,181,000	9,899,000	(467,000)	6/18/2012	34 years
Total	$124,017,000	$54,938,000	$125,594,000	$(6,397,000)	$49,546,000	$124,589,000	$174,135,000	$(12,009,000)

(1)	The cost capitalized subsequent to acquisition may include negative balances resulting from the write-off of real estate assets and parcel sales.

(2)	The aggregate cost of land and buildings for federal income tax purposes is $176,753,000.

See accompanying report of independent registered public accounting firm.

S-1

	For the Years Ended December 31,
	2013	2012
Real Estate:
Balance at the beginning of the year	$234,998,000	$119,836,000
Acquisitions	-	121,398,000
Improvements	81,000	705,000
Dispositions	(44,849,000)	(6,781,000)
Balances associated with changes in reporting presentation (1)	(16,095,000)	(160,000)
Balance at the end of the year	$174,135,000	$234,998,000

Accumulated Depreciation:
Balance at the beginning of the year	$7,992,000	$1,901,000
Depreciation expense	7,226,000	6,210,000
Dispositions	(1,950,000)	(119,000)
Balances associated with changes in reporting presentation (1)	(1,259,000)	-
Balance at the end of the year	$12,009,000	$7,992,000

(1)	The balances associated with changes in reporting presentation represent real estate and accumulated depreciation reclassified as assets held for sale.

See accompanying report of independent registered public accounting firm.

S-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

Strategic Realty Trust, Inc.

By:	/s/ ANDREW BATINOVICH
Andrew Batinovich
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ TERRI GARNICK
Terri Garnick
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TODD A. SPITZER	Chairman of the Board	March 31, 2014
Todd A. Spitzer

/s/ ANDREW BATINOVICH	Chief Executive Officer	March 31, 2014
Andrew Batinovich	(Principal Executive Officer)

/s/ TERRI GARNICK	Chief Financial Officer	March 31, 2014
Terri Garnick	(Principal Financial and Accounting Officer)

/s/ PHILLIP I. LEVIN	Director	March 31, 2014
Phillip I. Levin

/s/ JEFFREY S. ROGERS	Director	March 31, 2014
Jeffrey S. Rogers

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975))
3.1.2	Articles of Amendment, dated August 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)
3.1.3	Articles Supplementary, dated November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2013)
3.2	Second Amended and Restated Bylaws of Strategic Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 4, 2013).
4.1	Form of Subscription Agreement (incorporated by reference to Appendix C to the Prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).
4.2	Distribution Reinvestment Plan (incorporated by reference to Appendix D to the Prospectus dated April 14, 2011 included in Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-154975)).
10.1	Forbearance Agreement, dated April 1, 2013, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Aurora Commons, LLC, TNP SRT Willow Run, LLC, TNP SRT Visalia Marketplace, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2013)
10.2	Agent’s Fee Letter, dated April 1, 2013, by and among TNP SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Aurora Commons, LLC, TNP SRT Willow Run, LLC and TNP SRT Visalia Marketplace (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2013)
10.3	First Amendment to Consulting Agreement, dated May 1, 2013, between TNP Strategic Retail Trust, Inc. and Glenborough, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 20, 2013)
10.4	Transition Agreement, dated May 20, 2013, by and between TNP Strategic Retail Trust, Inc. and Dee R. Balch (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 23, 2013)
10.5	Membership Interest Purchase Agreement, dated July 9, 2013 by and among TNP SRT Secured Holdings, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP and SRT Secured Holdings Manager, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2013)
10.6	First Amended and Restated Limited Liability Company Agreement for TNP SRT Secured Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 15, 2013)
10.7	Amendment to Forbearance Agreement, dated July 31, 2013, by and among SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Aurora Commons, LLC, TNP SRT Willow Run, LLC, TNP SRT Visalia Marketplace, LLC, TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP, SRT Secured Holdings Manager, LLC and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2013)
10.8	Deed In Lieu Of Foreclosure Agreement, dated June 10, 2013, by and among DOF IV REIT Holdings, LLC, TNP SRT Lahaina Gateway, LLC and TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2013)
10.9	Covenant Not To Sue, dated June 10, 2013, by and among DOF IV REIT Holdings, LLC, TNP SRT Lahaina Gateway, LLC, TNP Strategic Retail Trust, Inc., TNP SRT Lahaina Gateway Mezz, LLC and TNP SRT Lahaina Gateway Mezz Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2013)
10.10	Release of Claims, dated June 10, 2013 and effective August 1, 2013, by and among TNP SRT Lahaina Gateway, LLC, TNP Strategic Retail Trust, Inc., TNP SRT Lahaina Gateway Mezz, LLC and TNP SRT Lahaina Gateway Mezz Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 7, 2013)

10.11	Indemnity (Lahaina Gateway), dated June 10, 2013, by TNP Strategic Retail Trust, Inc. in favor of DOF IV REIT Holdings, LLC, DOF IV Lahaina, LLC, Torchlight Loan Services, LLC and Torchlight Investors, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 7, 2013)
10.12	Second Omnibus Amendment to Loan Documents, dated June 10, 2013 and effective August 1, 2013, by and among Torchlight Debt Opportunity Fund III, LLC and TNP SRT Constitution Trail, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 7, 2013)
10.13	Indemnity (Constitution Trail), dated June 10, 2013 and effective August 1, 2013, by TNP Strategic Retail Trust, Inc. and TNP SRT Constitution Trail, LLC in favor of Torchlight Debt Opportunity Fund III, LLC, TL DOP III Holding Corporation, Torchlight Loan Services, LLC and Torchlight Investors, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 7, 2013)
10.14	Advisory Agreement, dated August 10, 2013, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP, and SRT Advisor, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.15	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Aurora Commons, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.16	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.17	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Bloomingdale Hills, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.18	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Constitution Trail, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.19	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Craig Promenade, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.20	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.21	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.22	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Portfolio I, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.23	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.24	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Portfolio I, LLC and Glenborough, LLC (incorporated by reference as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.25	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Osceola Village, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.26	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Portfolio I, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.27	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT San Jacinto, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.28	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Summit Point, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.29	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Portfolio I, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)

10.30	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Portfolio II, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.31	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Visalia Marketplace, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.32	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Willow Run, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.33	Property and Asset Management Agreement, dated August 10, 2013, by and between TNP SRT Woodland West, LLC and Glenborough, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2013)
10.34	Promissory Note, dated September 20, 2013, by Strategic Realty Trust, Inc. in favor of Glenborough Property Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2013)
10.35	Guarantee, dated September 20, 2013, by SRT Secured Holdings, LLC in favor of Glenborough Property Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 25, 2013)
10.36	Second Amendment to Forbearance Agreement, dated December 11, 2013, by and among SRT Secured Holdings, LLC, TNP SRT San Jacinto, LLC, TNP SRT Craig Promenade, LLC, TNP SRT Aurora Commons, LLC, TNP SRT Visalia Marketplace, LLC, Strategic Realty Trust, Inc., Strategic Realty Operating Partnership, LP and KeyBank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 11, 2013)
21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document