Form 10-Q
period 2014-06-30
Strategic Realty Trust, Inc.
filed 2014-08-12
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 5, 2014, there were 10,969,714 shares of the Registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC.

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I

FINANCIAL INFORMATION

The accompanying condensed consolidated unaudited financial statements as of and for the three and six months ended June 30, 2014 have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013, as filed with the SEC on March 31, 2014. The financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying condensed consolidated unaudited balance sheets and condensed consolidated unaudited statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1.	FINANCIAL STATEMENTS

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Investments in real estate
Land	$49,546,000	$49,546,000
Building and improvements	115,218,000	115,218,000
Tenant improvements	9,912,000	9,371,000
	174,676,000	174,135,000
Accumulated depreciation	(14,640,000)	(12,009,000)
Investments in real estate, net	160,036,000	162,126,000
Cash and cash equivalents	3,141,000	2,346,000
Restricted cash	5,223,000	4,362,000
Prepaid expenses and other assets, net	1,519,000	1,698,000
Tenant receivables, net	2,711,000	3,131,000
Lease intangibles, net	15,222,000	16,341,000
Assets held for sale	-	20,890,000
Deferred financing costs, net	1,656,000	2,063,000
TOTAL ASSETS	$189,508,000	$212,957,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable	$123,208,000	$124,017,000
Accounts payable and accrued expenses	2,371,000	2,143,000
Amounts due to affiliates	445,000	442,000
Other liabilities	2,598,000	3,220,000
Liabilities related to assets held for sale	-	19,987,000
Below market lease intangibles, net	5,800,000	6,065,000
TOTAL LIABILITIES	134,422,000	155,874,000
Commitments and contingencies (Note 12)
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized, 10,969,714 issued and outstanding at June 30, 2014 and at December 31, 2013	110,000	110,000
Additional paid-in capital	96,275,000	96,261,000
Accumulated deficit	(45,485,000)	(43,266,000)
Total stockholders' equity	50,900,000	53,105,000
Non-controlling interests	4,186,000	3,978,000
TOTAL EQUITY	55,086,000	57,083,000
TOTAL LIABILITIES AND EQUITY	$189,508,000	$212,957,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Rental and reimbursements	$5,180,000	$5,539,000	$10,491,000	$11,181,000
Expense:
Operating and maintenance	1,775,000	2,266,000	3,693,000	4,216,000
General and administrative	825,000	1,296,000	2,185,000	2,892,000
Depreciation and amortization	2,020,000	2,191,000	4,010,000	4,272,000
Transaction expenses	-	49,000	-	43,000
Interest expense	2,224,000	2,475,000	4,443,000	4,745,000
	6,844,000	8,277,000	14,331,000	16,168,000
Loss from continuing operations	(1,664,000)	(2,738,000)	(3,840,000)	(4,987,000)

Discontinued operations:
Loss from discontinued operations	(26,000)	(933,000)	(40,000)	(2,339,000)
Gain (loss) on impairment and disposal of real estate	-	(111,000)	3,192,000	4,727,000
Income (loss) from discontinued operations	(26,000)	(1,044,000)	3,152,000	2,388,000

Net loss	(1,690,000)	(3,782,000)	(688,000)	(2,599,000)
Net income (loss) attributable to non-controlling interests	(75,000)	(143,000)	325,000	(98,000)
Net loss attributable to common stockholders	$(1,615,000)	$(3,639,000)	$(1,013,000)	$(2,501,000)

Basic earnings (loss) per common share:
Continuing operations	$(0.15)	$(0.24)	$(0.34)	$(0.44)
Discontinued operations	-	(0.09)	0.24	0.21
Net loss attributable to common shares	$(0.15)	$(0.33)	$(0.10)	$(0.23)

Diluted earnings (loss) per common share:
Continuing operations	$(0.15)	$(0.24)	$(0.34)	$(0.44)
Discontinued operations	-	(0.09)	0.24	0.21
Net loss attributable to common shares	$(0.15)	$(0.33)	$(0.10)	$(0.23)

Weighted average shares outstanding used to calculate earnings (loss) per common share:
Basic	10,969,714	10,969,630	10,969,714	10,964,501
Diluted	10,969,714	10,969,630	10,969,714	10,964,501

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					Total
	Number of		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Shares	Par Value	Paid-in Capital	Deficit	Equity	Interests	Equity
BALANCE — December 31, 2013	10,969,714	$110,000	$96,261,000	$(43,266,000)	$53,105,000	$3,978,000	$57,083,000
Stock compensation expense	-	-	14,000	-	14,000	-	14,000
Distributions	-	-	-	(1,206,000)	(1,206,000)	(117,000)	(1,323,000)
Net income (loss)	-	-	-	(1,013,000)	(1,013,000)	325,000	(688,000)
BALANCE — June 30, 2014	10,969,714	$110,000	$96,275,000	$(45,485,000)	$50,900,000	$4,186,000	$55,086,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(688,000)	$(2,599,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net gain on impairment and disposal of real estate	(3,192,000)	(4,727,000)
Straight-line rent	(200,000)	(569,000)
Amortization of deferred costs and notes payable premium/discount	407,000	741,000
Depreciation and amortization	4,010,000	6,401,000
Amortization of above and below-market leases	46,000	316,000
Bad debt expense (income)	(84,000)	961,000
Stock-based compensation expense	14,000	25,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	128,000	159,000
Tenant receivables	723,000	(1,042,000)
Prepaid rent	(67,000)	(594,000)
Accounts payable and accrued expenses	108,000	(1,013,000)
Amounts due to affiliates	3,000	508,000
Other liabilities	(720,000)	(354,000)
Net change in restricted cash for operational expenditures	(444,000)	530,000
Net cash provided by (used in) operating activities	44,000	(1,257,000)

Cash flows from investing activities:
Net proceeds from the sale of real estate	20,455,000	8,468,000
Improvements, capital expenditures, and leasing costs	(1,062,000)	(301,000)
Tenant lease incentive	-	(29,000)
Net change in restricted cash for capital expenditures	(417,000)	(1,209,000)
Net cash provided by investing activities	18,976,000	6,929,000

Cash flows from financing activities:
Proceeds from issuance of common stock	-	502,000
Distributions	(1,203,000)	(415,000)
Payment of offering costs	-	(21,000)
Repayment of notes payable	(17,022,000)	(5,647,000)
Net change in restricted cash for financing activities	-	(1,306,000)
Net cash used in financing activities	(18,225,000)	(6,887,000)

Net increase (decrease) in cash and cash equivalents	795,000	(1,215,000)
Cash and cash equivalents – beginning of period	2,346,000	1,707,000
Cash and cash equivalents – end of period	$3,141,000	$492,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock under the DRIP	$-	$246,000
Notes payable balance assumed on sale of real estate	$-	$19,717,000
Cash distributions declared but not paid	$727,000	$-
Cash paid for interest	$3,816,000	$6,896,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

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

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 in shares of its common stock to the public in its primary offering at $10.00 per share and 10,526,316 shares of its common stock to the Company’s stockholders at $9.50 per share pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. On February 7, 2013, the Company terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP. As of the termination of the Offering on February 7, 2013 and as of June 30, 2014, the Company had accepted subscriptions for, and issued, 10,969,714 shares of common stock (net of share redemptions), including 391,182 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $108,357,000.

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

On August 7, 2013, the Company allowed its existing advisory agreement (the “Prior Advisory Agreement”) with the Company’s prior advisor, TNP Strategic Retail Advisor, LLC (the “Prior Advisor”), to expire without renewal. On August 10, 2013, the Company entered into a new advisory agreement (the “Advisory Agreement”) with SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”). On July 15, 2014, the Advisory Agreement with the Advisor was renewed for an additional twelve months, beginning on August 10, 2014. Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.

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

Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (formerly TNP Strategic Retail Operating Partnership, L.P.), a Delaware limited partnership (the “OP”). The initial limited partners of the OP were Prior Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP Holdings”) affiliated with Prior Advisor. Prior Advisor invested $1,000 in the OP in exchange for common units of the OP (“Common Units”) and TNP Holdings invested $1,000 in the OP in exchange for a separate class of limited partnership units (the “Special Units”). As the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of June 30, 2014 and December 31, 2013, the Company owned 96.2% of the limited partnership interest in the OP. As of December 31, 2013, Prior Advisor owned 0.01% of the limited partnership interest in the OP which was sold to Glenborough Property Partners, LLC (“GPP”), an affiliate of Glenborough, on January 24, 2014. Following the expiration of the Prior Advisory Agreement, the Special Units owned by TNP Holdings were redeemed for cause, as defined in the Prior Advisory Agreement. In connection with the execution of the Advisory Agreement, the Advisor or its affiliate was to contribute $1,000 to the OP in exchange for a separate class of Special Units, and this transaction was completed in April 2014.

The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses, interest on outstanding indebtedness and the payment of distributions to stockholders. Substantially all of the proceeds of the completed Offering have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of interest, for payment of various fees and expenses, such as acquisition fees and management fees, and for payment of distributions to stockholders. The Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to the Company from any sale of equity that it may conduct in the future. The Company has suspended its share redemption program.

The Company has invested in a portfolio of income-producing retail properties located throughout the United States, with a focus on grocery anchored multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. As of June 30, 2014, the Company’s portfolio was comprised of 16 properties with approximately 1,521,000 rentable square feet of retail space located in 11 states. As of June 30, 2014, the rentable space at the Company’s retail properties was 87% leased.

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

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as, whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2014, the Company did not have any joint ventures or variable interests in any unconsolidated variable interest entities.

Non-Controlling Interests

The Company’s non-controlling interests are comprised primarily of the Common Units in the OP and membership interest in SRT Secured Holdings, LLC (“Secured Holdings”), formerly known as TNP SRT Secured Holdings, LLC, one of the Company’s subsidiaries. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the condensed consolidated financial statements, but separate from common stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) attributable to common stockholders on the condensed consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the condensed consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at June 30, 2014, qualified as permanent equity.

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

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in tenant receivables, net on the condensed consolidated balance sheets, was $1,665,000 and $1,411,000 at June 30, 2014 and December 31, 2013, respectively.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Generally, the Company does not obtain security from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of June 30, 2014, Schnuck Markets, Inc. is the Company’s largest tenant (by square feet) and accounted for approximately 128,000 square feet, or approximately 8% of the Company’s gross leasable area, and approximately $833,000, or 5%, of the Company’s annual minimum rent. Publix, another large tenant, accounted for approximately 7% of the Company’s annual minimum rent. No other tenant accounted for over 5% of the Company’s annual minimum rent. There were $45,000 and $3,000 in outstanding receivables from Schnuck Markets, Inc. and Publix, respectively, at June 30, 2014, compared to $35,000 and $87,000, respectively, at December 31, 2013.

Business Combinations

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination when the acquired property meets the definition of a business. Assets acquired and liabilities assumed in a business combination are generally measured at their acquisition-date fair values, including tenant improvements and identifiable intangible assets or liabilities. Tenant improvements recognized represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date. Tenant improvements are classified as assets under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which the Company operates; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above- or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases is recorded in acquired lease intangibles and amortized over the remaining lease term. Above- or below-market-rate leases are classified in acquired lease intangibles, or in acquired below-market lease intangibles, depending on whether the contractual terms are above- or below-market. Above-market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below-market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

Acquisition costs are expensed as incurred. During the six months ended June 30, 2014 and 2013, the Company did not acquire any properties. Costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable and costs incurred which are expected to result in future period disposals of property not currently classified as held for sale properties have been expensed and are also classified in the condensed consolidated statement of operations as transaction expenses.

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

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures and property sale capitalization rates. The Company did not record any impairment losses on its investments in real estate and related intangible assets during the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, the Company did record a $111,000 impairment on the expected disposition of Craig Promenade.

Assets Held-for-Sale and Discontinued Operations

When certain criteria are met, long-lived assets are classified as held-for-sale and are reported at the lower of their carrying value or their fair value, less costs to sell, and are no longer depreciated. Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held-for-sale and (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. See “– Recent Accounting Pronouncements” below for additional information.

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

When available, the Company utilizes quoted market prices or other observable inputs (Level 2 inputs), such as interest rates or yield curves, from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to use significant judgment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for an asset owned by it to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets; or (ii) a present value technique that considers the future cash flows based on contractual obligations discounted by an observed or estimated market rates of comparable liabilities. The use of contractual cash flows with regard to amount and timing significantly reduces the judgment applied in arriving at fair value.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

The Company considers the following factors to be indicators of an inactive market (1) there are few recent transactions; (2) price quotations are not based on current information; (3) price quotations vary substantially either over time or among market makers (for example, some brokered markets); (4) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability; (5) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability; (6) there is a wide bid-ask spread or significant increase in the bid-ask spread; (7) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities; and (8) little information is released publicly (for example, a principal-to-principal market).

The Company considers the following factors to be indicators of non-orderly transactions (1) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions; (2) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant; (3) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced); and (4) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

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

Reclassification

Assets sold or held for sale have been reclassified on the condensed consolidated balance sheets and the related operating results reclassified from continuing to discontinued operations on the condensed consolidated statements of operations. The operating results of assets sold or held for sale from the prior year have been reclassified on the condensed consolidated statements of operations to conform to current period presentation.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, “Presentation of Financial Statements and Property, Plant, and Equipment”. ASU No. 2014-08 raises the criteria for reporting discontinued operations on an entity’s financial statements. Under the revised standard, a disposal of a component of an entity is required to be reported as discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 is effective for annual periods beginning on or after December 15, 2014, and early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. As the Company’s disposals generally do not represent a strategic shift, the adoption of ASU No. 2014-08 should eliminate the need to report such disposals as discontinued operations on the Company’s financial statements for any disposals that were not previously classified as discontinued operations.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”. ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. ASU No. 2014-09 is effective for annual periods beginning on or after December 15, 2016, and early adoption is not permitted. The Company is in the process of evaluating the future impact of the guidance on its consolidated financial statements.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company reports operating properties sold in periods prior to April 2014 as discontinued operations. The results of these discontinued operations are included as a separate component on the condensed consolidated statements of operations under the caption “Discontinued operations”.

On January 8, 2014, the Company completed the sale of Visalia Marketplace in Visalia, California for a gross sales price of $21,100,000. The Company originally acquired Visalia Marketplace in June 2012 for $19,000,000. In accordance with the terms of the loan documents with KeyBank, 80% of the net proceeds from the sale were released from escrow to pay down and reduce the line of credit balance with KeyBank to $4,403,000 as of June 30, 2014.  The Company classified assets and liabilities (including the line of credit) related to Visalia Marketplace as held for sale in the consolidated balance sheet at December 31, 2013. The results of operations related to Visalia Marketplace continue to be classified as discontinued operations for the three and six months ended June 30, 2014 and 2013 because the property was classified as such in previously issued financial statements.

On December 20, 2013, the Company completed the sale of Craig Promenade in Las Vegas, Nevada for a gross sales price of $10,100,000. The Company originally acquired Craig Promenade in March 2011 for $12,800,000. On February 19, 2013, the Company completed the sale of the McDonald’s parcel at Willow Run Shopping Center in Westminster, Colorado for a gross sales price of $1,050,000, and then on October 31, 2013, the Company completed the sale of the entire Willow Run Shopping Center for a gross sales price of $10,825,000. The Company originally acquired Willow Run Shopping Center in May 2012 for $11,550,000. The results of operations related to Craig Promenade and Willow Run Shopping Center were classified as discontinued operations for the three and six months ended June 30, 2013.

On November 9, 2012, TNP SRT Lahaina Gateway, LLC, the Company’s wholly-owned subsidiary (“TNP SRT Lahaina”), financed TNP SRT Lahaina’s acquisition of a ground lease interest in the Lahaina Gateway property, a multi-tenant necessity retail center located in Lahaina, Maui, Hawaii, with the proceeds of a loan (the “Lahaina Loan”) from DOF IV REIT Holdings, LLC (the “Lahaina Lender”). On August 1, 2013, in order to resolve its obligations under the Lahaina Loan, mitigate certain risks presented by the terms of the Lahaina Loan and avoid potential litigation and foreclosure proceedings (and the associated costs and delays), TNP SRT Lahaina granted and conveyed all of TNP SRT Lahaina’s right, title and interest in and to the leasehold estate in the Lahaina Gateway property, including all leases, improvements, licenses and permits and personal property related thereto, to DOF IV Lahaina, LLC, an affiliate of the Lahaina Lender, pursuant to a deed in lieu of foreclosure agreement by and among the Company, TNP SRT Lahaina and the Lahaina Lender. The results of operations related to Lahaina Gateway were classified as discontinued operations for the three and six months ended June 30, 2013, and for the year ended December 31, 2013, the Company realized a loss of $5,404,000 associated with the deed in lieu transaction (see Note 6. “Notes Payable”).

On January 22, 2013, the Company completed the sale of Waianae Mall in Waianae, Hawaii for a gross sales price of $30,500,000. The Company originally acquired Waianae Mall in June 2010 for $25,688,000. The results of operations related to Waianae Mall were classified as discontinued operations for the three and six months ended June 30, 2013.

The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2014 and 2013 are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues from rental property	$-	$2,952,000	$59,000	$5,553,000
Rental property expenses	26,000	1,563,000	87,000	2,736,000
Depreciation and amortization expenses	-	967,000	-	2,068,000
Transaction expenses	-	217,000	-	274,000
Interest expense	-	1,138,000	12,000	2,814,000
Operating loss from discontinued operations	(26,000)	(933,000)	(40,000)	(2,339,000)
Gain (loss) on impairment and disposal of real estate	-	(111,000)	3,192,000	4,727,000
Income (loss) from discontinued operations	$(26,000)	$(1,044,000)	$3,152,000	$2,388,000

There were no properties held for sale as of June 30, 2014. The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets as of December 31, 2013, were as follows:

December 31, 2013
ASSETS
Investments in real estate
Land	$5,449,000
Building and improvements	10,683,000
Tenant improvements	1,235,000
17,367,000
Accumulated depreciation	(1,305,000)
Investments in real estate, net	16,062,000
Tenant receivables, net	84,000
Lease intangibles, net	4,744,000
Assets held for sale	$20,890,000
LIABILITIES
Notes payable	$16,213,000
Other liabilities	165,000
Below market lease intangibles, net	3,609,000
Liabilities related to assets held for sale	$19,987,000

Amounts above are being presented at their carrying value which the Company believes to be lower than their estimated fair value less costs to sell.

4. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2014, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 22 years with a weighted-average remaining term (excluding options to extend) of seven years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled $417,000 and $391,000 as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

July 1 through December 31, 2014	$7,826,000
2015	15,134,000
2016	13,985,000
2017	12,664,000
2018	10,847,000
Thereafter	56,720,000
Total	$117,176,000

5. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of June 30, 2014 and December 31, 2013, the Company’s acquired lease intangibles and below-market lease liabilities were as follows:

	Lease Intangibles		Below-Market Lease Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Cost	$22,761,000	$23,243,000	$(7,108,000)	$(7,133,000)
Accumulated amortization	(7,539,000)	(6,902,000)	1,308,000	1,068,000
	$15,222,000	$16,341,000	$(5,800,000)	$(6,065,000)

Increases (decreases) in net income (loss) as a result of amortization of the Company’s lease intangibles and below-market lease liabilities for the three and six months ended June 30, 2014 and 2013, were as follows:

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Amortization	$(733,000)	$(949,000)	$132,000	$159,000

	Lease Intangibles		Below-Market Lease Liabilities
	Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization	$(1,472,000)	$(1,766,000)	$265,000	$331,000

6. NOTES PAYABLE

As of June 30, 2014 and December 31, 2013, the Company’s notes payable, excluding notes payable that may be classified under liabilities related to assets held for sale, consisted of the following:

	Principal Balance		Interest Rates At
	June 30, 2014	December 31, 2013	June 30, 2014
KeyBank Credit Facility	$4,403,000	$4,403,000	5.50%
Secured term loans	57,559,000	57,934,000	5.10% - 5.93%
Mortgage loans	59,996,000	60,430,000	4.50% - 15.00%
Unsecured loans	1,250,000	1,250,000	8.00%
Total	$123,208,000	$124,017,000

During the three months ended June 30, 2014 and 2013, the Company incurred $2,224,000 and $2,475,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $204,000 and $173,000, respectively.

During the six months ended June 30, 2014 and 2013, the Company incurred $4,443,000 and $4,745,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $407,000 and $429,000, respectively.

As of June 30, 2014 and December 31, 2013, interest expense payable was $1,245,000 and $979,000, respectively.

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of June 30, 2014:

Amount
July 1 through December 31, 2014	$10,612,000
2015	3,244,000
2016	18,593,000
2017	61,845,000
2018	639,000
Thereafter	28,275,000
$123,208,000

KeyBank Credit Facility and Forbearance Agreement

On December 17, 2010, the Company, through its subsidiary, Secured Holdings, entered into a line of credit with KeyBank and certain other lenders (collectively, the “Lenders”) to establish a secured revolving credit facility with an initial maximum aggregate commitment of $35 million (the “Credit Facility”). The Credit Facility initially consisted of an A tranche (“Tranche A”) with an initial aggregate commitment of $25 million, and a B tranche (“Tranche B”) with an initial aggregate commitment of $10 million. Tranche B under the Credit Facility terminated as of June 30, 2011. The aggregate commitment under Tranche A was subsequently increased on multiple occasions to a maximum of $45 million. As of June 30, 2014, as a consequence of the Company’s default under the Credit Facility, the Company has no additional availability under the Tranche A commitment.

As of June 30, 2014, the outstanding principal balance on the Credit Facility was $4,403,000. Borrowings under the Credit Facility are secured by (1) pledges by the Company, the OP, Secured Holdings, and certain subsidiaries of Secured Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of Secured Holdings or the Company which directly or indirectly owns real property, subject to certain limitations and exceptions; (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations under the Credit Facility; (3) a security interest granted in favor of KeyBank with respect to all operating, depository, escrow and security deposit accounts and all cash management services of the Company, the OP, Secured Holdings and any other borrower under the Credit Facility; and (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank with respect to the San Jacinto Esplanade and Aurora Commons properties. As discussed below, due to the Company’s events of default under the Credit Facility, the Company has entered into a forbearance agreement with KeyBank.

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

On April 1, 2013, the Company, the OP, certain subsidiaries of the OP which are borrowers under the Credit Facility (collectively, the “Borrowers”) and KeyBank, as lender and agent for the other Lenders, entered into a forbearance agreement (the “Forbearance Agreement”) which amended the terms of the Credit Facility and provides for certain additional agreements with respect to the Existing Events of Default. On July 31, 2013, the OP, the Borrowers and KeyBank entered into an amendment to the Forbearance Agreement which extended the forbearance period under the Forbearance Agreement. Pursuant to the terms of the Forbearance Agreement (as amended), KeyBank and the other Lenders agreed to forbear the exercise of their rights and remedies with respect to the Existing Events of Default until the earliest to occur of (1) January 31, 2014; (2) the Company’s default under or breach of any of the representations or covenants under the Forbearance Agreement; or (3) the date any additional events of defaults (other than the Existing Events of Default) under the Credit Facility occur or become known to KeyBank or any other Lender.

On December 11, 2013, the Company, the OP, the Borrowers and KeyBank entered into the second amendment to Forbearance Agreement. The second forbearance amendment amended the Forbearance Agreement and the Credit Facility as follows:

•	The Lenders’ obligation to provide forbearance will terminate on the first to occur of (1) July 31, 2014; (2) a default under or breach of any of the representations, warranties or covenants of the Forbearance Agreement; or (3) an event of default (other than the Existing Events of Default) under the loan documents related to the Credit Facility occurring or becoming known to any Lender (such date the “Forbearance Expiration Date”).

•	The entire outstanding principal balance, and all interest thereon, of the outstanding Tranche A loans under the Credit Facility will become due and payable in full on July 31, 2014, instead of January 31, 2014.

•	The Company, the OP and the Borrowers are required to apply eighty percent (80%), as opposed to one hundred percent (100%), of the net proceeds received from specified capital events, including a sale or refinancing of the Company’s properties, to Tranche A loans, unless an event of default, other than the Existing Events of Default, occurs, in which case they must apply one hundred percent (100%) of the net proceeds to Tranche A loans.

•	The Company, the OP and the Borrowers are permitted to pay distributions, provided that the aggregate amount of such distributions does not exceed one hundred percent (100%) of the Company’s Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), as defined in the Credit Facility agreement.

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

As previously reported, in connection with the Forbearance Agreement, the Borrowers and KeyBank entered into a fee letter pursuant to which the Borrowers paid KeyBank a forbearance fee (the “Fee Letter”). On July 31, 2013, in connection with the first amendment to the Forbearance Agreement, the Borrowers and KeyBank amended the Fee Letter and the Borrowers paid KeyBank an additional forbearance fee. On December 11, 2013, in connection with the second forbearance amendment, the Borrowers and KeyBank further amended the Fee Letter and the Borrowers agreed to pay an additional forbearance fee. See Note 13. “Subsequent Events” for an update on the Forbearance Agreement.

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

On January 14, 2013, the Company received a letter of default from the Lahaina Lender in connection with the certain Guaranty of Recourse Obligations by the Company and Anthony W. Thompson, the Company’s chairman and co-chief executive officer at the time, for the benefit of the Lahaina Lender, pursuant to which the Company and Mr. Thompson guaranteed the obligations of TNP SRT Lahaina under the Lahaina Loan. The letter of default stated that two events of default existed under the Lahaina Loan as a result of the failure of TNP SRT Lahaina to (1) pay a deposit into a rollover account; and (2) pay two mandatory principal payments. The Lahaina Lender requested payment of the missed deposit into the rollover account, the two overdue mandatory principal payments, and late payment charges and default interest in the aggregate amount of $1,281,000 by January 18, 2013. On January 22, 2013, the Company used a portion of the proceeds from the sale of the Waianae Mall (discussed above) to pay the entire amount requested by Lahaina Lender and cure the events of default described in the letter of default under the Lahaina Loan.

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

KeyBank Mezzanine Loan

On June 13, 2012, the Company, through TNP SRT Portfolio II Holdings, LLC obtained a mezzanine loan from KeyBank in the original principal amount of $2,000,000. The proceeds of the mezzanine loan were used to refinance the portions of the Credit Facility secured by Morningside Marketplace, Cochran Bypass (Bi-Lo Grocery Store), Ensenada Square, Florissant Marketplace and Turkey Creek. The mezzanine loan was repaid in full in January 2013 using a portion of the proceeds from the sale of the Waianae Mall.

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

The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of June 30, 2014 and December 31, 2013:

June 30, 2014	Carrying Value (1)	Fair Value (2)
Notes Payable	$123,208,000	$124,842,000

December 31, 2013	Carrying Value (1)	Fair Value (2)
Notes Payable	$124,017,000	$124,306,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of June 30, 2014 and December 31, 2013.

(2)	The estimated fair value of the notes payable is based upon the estimated present value of the Company’s notes payable based on prevailing market interest rates.

8. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company issued 22,222 shares of common stock to TNP LLC for an aggregate purchase price of $200,000. As of December 31, 2013, Sharon D. Thompson, the spouse of Anthony W. Thompson, the Company’s former co-chief executive officer and former president, independently owned 111,111 shares of the Company’s common stock for which she paid an aggregate purchase price of $1,000,000 and TNP LLC, which is controlled by Mr. Thompson, owned 22,222 shares of the Company’s common stock. On January 24, 2014, GPP purchased both the 22,222 and 111,111 shares of the Company from TNP LLC and Sharon D. Thompson, respectively, for $8.00 per share. That share purchase transaction was part of a larger settlement of issues relating to the 2013 annual meeting proxy contest, and does not necessarily reflect a market price or value for such securities.

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

Member Interests

On July 9, 2013, SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough, made a cash investment of $1,929,000 in Secured Holdings pursuant to a Membership Interest Purchase Agreement by and among the Company, SRT Manager, Secured Holdings, and the OP, and, as of June 30, 2014, SRT Manager owned a 12% membership interest in Secured Holdings. Following the acquisition of the membership interest by SRT Manager, the remaining 88% membership interest in Secured Holdings is held by the OP. As of June 30, 2014, Secured Holdings owns two of the 16 multi-tenant retail properties in the Company’s property portfolio. The Company’s independent directors negotiated and approved the transaction in order to help enable the Company to meet its short-term liquidity needs for operations, as well as to build working capital for future operations.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of June 30, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding.

Share Redemption Program

The Company’s share redemption program allows for share repurchases by the Company when certain criteria are met by requesting stockholders. Share repurchases pursuant to the share redemption program are made at the sole discretion of the Company. The number of shares to be redeemed during any calendar year is limited to no more than (1) 5% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year; and (2) those that could be funded from the net proceeds from the sale of shares under the DRIP in the prior calendar year plus such additional funds as may be borrowed or reserved for that purpose by the Company’s board of directors. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time.

Effective January 15, 2013, the Company suspended its share redemption program, including redemptions upon death and disability, and the Company did not redeem any common shares under its share redemption program during the three and six months ended June 30, 2014 and 2013.

Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

For so long as the Company remained in default under the terms of the Credit Facility, KeyBank prohibited the payment of distributions to investors in the Company. Effective January 15, 2013, the Company announced that it would no longer be making monthly distributions. On December 9, 2013, the Company announced that it had successfully modified the Credit Facility such that the Company may re-establish distributions so long as the total amount paid does not exceed 100% of the Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), as defined in the Credit Facility agreement. As a result, on December 9, 2013 and again on March 24, 2014, the Company declared a quarterly distribution in the amount of $0.05 per share on the outstanding common shares of the Company, payable to stockholders of record as of December 31, 2013 and March 31, 2014, which were paid on January 31, 2014 and April 30, 2014, respectively. For the three months ended June 30, 2014, the Company declared a quarterly distribution in the amount of $0.06 per share on the outstanding common shares, payable to stockholders of record as of June 30, 2014. This distribution was paid on July 30, 2014. The Company’s board of directors will continue to evaluate the Company’s ability to make future quarterly distributions based on the Company’s other operational cash needs.

The following table sets forth the distributions declared to the Company’s common stockholders and Common Unit holders for the six months ended June 30, 2014, and the year ended December 31, 2013, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05000	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	0.06000	658,000	26,000	684,000
				$1,206,000	$48,000	$1,254,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2013	1/18/2013	1/18/2013	$0.05833	$636,000	$25,000	$661,000
Second Quarter 2013	N/A	N/A	-	-	-	-
Third Quarter 2013	N/A	N/A	-	-	-	-
Fourth Quarter 2013	12/31/2013	1/31/2014	0.05000	548,000	22,000	570,000
				$1,184,000	$47,000	$1,231,000

Distribution Reinvestment Plan

The Company adopted the DRIP to allow common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP. The DRIP was terminated effective February 7, 2013 in connection with the expiration of the Offering and the Company’s deregistration of all of the unsold shares registered for sale pursuant to the Offering. As a result, for the three and six months ended June 30, 2014, no distributions were reinvested, and no shares of common stock were issued under the DRIP. For the three and six months ended June 30, 2013, $246,000 in distributions were reinvested and 25,940 shares of common stock were issued under the DRIP.

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

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator - basic and diluted
Net loss from continuing operations	$(1,664,000)	$(2,738,000)	$(3,840,000)	$(4,987,000)
Net loss attributable non-controlling interests	72,000	104,000	161,000	188,000
Net loss attributable to common shares	(1,592,000)	(2,634,000)	(3,679,000)	(4,799,000)
Net income (loss) from discontinued operations	(26,000)	(1,044,000)	3,152,000	2,388,000
Net (income) loss attributable to non-controlling interests	3,000	39,000	(486,000)	(90,000)
Net loss attributable to common shares	$(1,615,000)	$(3,639,000)	$(1,013,000)	$(2,501,000)
Denominator - basic and diluted
Basic weighted average common shares	10,969,714	10,969,630	10,969,714	10,964,501
Effect of dilutive securities
Common Units (1)	-	-	-	-
Diluted weighted average common shares	10,969,714	10,969,630	10,969,714	10,964,501
Basic earnings (loss) per common share
Net loss from continuing operations attributable to
common shares	$(0.15)	$(0.24)	$(0.34)	$(0.44)
Net earnings (loss) from discontinued operations attributable
to common shares	-	(0.09)	0.24	0.21
Net loss attributable to common shares	$(0.15)	$(0.33)	$(0.10)	$(0.23)
Diluted earnings (loss) per common share
Net loss from continuing operations attributable to
common shares	$(0.15)	$(0.24)	$(0.34)	$(0.44)
Net earnings (loss) from discontinued operations attributable
to common shares	-	(0.09)	0.24	0.21
Net loss attributable to common shares	$(0.15)	$(0.33)	$(0.10)	$(0.23)

(1)	Number of convertible Common Units pursuant to the redemption rights outlined in the Company's registration statement on Form S-11. Anti-dilutive for all periods presented.

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

For the three months ended June 30, 2014 and 2013, the Company recognized compensation expense of $6,000 and $10,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. For the six months ended June 30, 2014 and 2013, the Company recognized compensation expense of $14,000 and $25,000, respectively. Shares of restricted common stock have full voting rights and rights to dividends.

As of June 30, 2014 and December 31, 2013, there was $4,000 and $18,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted common stock. As of June 30, 2014, this expense is expected to be realized over the remaining period of the year. As of June 30, 2014 and December 31, 2013, 3,333 shares of restricted common stock remain unvested with a fair value of $30,000. During the six months ended June 30, 2014, there were no restricted stock grants issued and no shares of restricted stock vested.

A summary of the changes in restricted stock grants for the six months ended June 30, 2014, is presented below:

		Weighted Average
	Restricted Stock	Grant Date
	(Number of Shares)	Fair Value
Balance - December 31, 2013	3,333	$9.00
Granted	-	-
Vested	-	-
Balance - June 30, 2014	3,333	$9.00

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

On August 7, 2013, the Company allowed the Prior Advisory Agreement with the Prior Advisor to expire without renewal, and on August 10, 2013, the Company entered into the Advisory Agreement with Advisor. On July 15, 2014, the Advisory Agreement with the Advisor was renewed for an additional twelve months, beginning on August 10, 2014. Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services.

On July 9, 2013, SRT Manager, an affiliate of Advisor, acquired a 12% membership interest in Secured Holdings, the Company’s wholly-owned subsidiary, and on January 24, 2014, GPP purchased 22,222 and 111,111 shares of the Company from TNP LLC and Sharon D. Thompson, respectively, for $8.00 per share. That share purchase transaction was part of a larger settlement of issues relating to the 2013 annual meeting proxy contest, and does not necessarily reflect a market price or value for such securities (see Note 8. “Equity”).

Summary of Related Party Fees

Summarized separately below are the Prior Advisor and Advisor related party costs incurred by the Company for the three and six months ended June 30, 2014 and 2013, respectively, and payable as of June 30, 2014 and December 31, 2013:

Prior Advisor Fees	Incurred		Incurred		Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Expensed	2014	2013	2014	2013	2014	2013
Reimbursement of operating exp.	$-	$171,000	$-	$73,000	$-	$-
Acquisition fees	-	-	-	13,000	-	-
Property management fees	-	347,000	-	691,000	163,000	163,000
Guaranty fees	5,000	5,000	10,000	19,000	27,000	17,000
Disposition fees	-	-	-	924,000	-	-
	$5,000	$523,000	$10,000	$1,720,000	$190,000	$180,000
Capitalized
Leasing commission fees	-	19,000	-	143,000	-	-
	$-	$19,000	$-	$143,000	$-	$-
Additional Paid-In Capital
Selling commissions	$-	$-	$-	$32,000	$-	$-
Dealer manager fees	-	-	-	15,000	-	-
Organization and offering costs	-	-	-	7,000	-	-
	$-	$-	$-	$54,000	$-	$-

Advisor Fees	Incurred		Incurred		Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Expensed	2014	2013	2014	2013	2014	2013
Consulting and accounting fees	$-	$255,000	$-	$480,000	$-	$-
Asset management fees	314,000	-	643,000	-	105,000	179,000
Reimbursement of operating exp.	15,000	-	31,000	-	-	5,000
Property management fees	203,000	-	423,000	-	138,000	78,000
Disposition fees	-	-	211,000	-	-	-
	$532,000	$255,000	$1,308,000	$480,000	$243,000	$262,000
Capitalized
Leasing commission fees	$32,000	$-	$65,000	$-	$1,000	$-
Legal leasing fees	75,000	-	100,000	-	9,000	-
Construction management fees	9,000	-	9,000	-	2,000	-
	$116,000	$-	$174,000	$-	$12,000	$-

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

As of June 30, 2014, cumulative organization and offering costs incurred by Prior Advisor on the Company’s behalf were $3,272,000, net of a reimbursement discussed below. These costs were payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, did not exceed 3% of the gross proceeds of the Offering. As of June 30, 2014, cumulative organization and offering costs reimbursed to Prior Advisor or paid directly by the Company were $4,273,000, which amount exceeded 3% of the gross proceeds from the Offering by $1,001,000. This excess amount was billed to Prior Advisor and settled as of January 31, 2013.

Under the new Advisory Agreement, the Company shall reimburse Advisor for all offering and marketing related expenses incurred on the Company’s behalf in connection with any private placement up to 2% of the gross proceeds of such private placement. There were no such expenses under the new Advisory Agreement for the three and six months ended June 30, 2014.

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

	Three Months Ended June 30,		Six Months Ended June 30,		Inception Through
	2014	2013	2014	2013	June 30, 2014
Selling Commissions	$-	$-	$-	$32,000	$6,905,000
Dealer Manager Fee	-	-	-	15,000	3,081,000
	$-	$-	$-	$47,000	$9,986,000

Reimbursement of Operating Expenses

The Company reimbursed Prior Advisor for all expenses paid or incurred by Prior Advisor in connection with the services provided to the Company, subject to the limitation that the Company did not reimburse Prior Advisor for any amount by which the Company’s total operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeded the greater of (1) 2% of its average invested assets (as defined in the Charter); or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Guideline”). Prior Advisor was required to reimburse the Company quarterly for any amounts by which total operating expenses exceed the 2%/25% Guideline in the previous expense year. Notwithstanding the above, the Company could reimburse Prior Advisor for expenses in excess of the 2%/25% Guideline if a majority of the independent directors determined that such excess expenses were justified based on unusual and non-recurring factors.

Under the Advisory Agreement, the terms and conditions regarding the reimbursement of operating expenses are generally the same as the Prior Advisory Agreement, except for the following differences. The Company will not reimburse Advisor for any of its personnel costs or other overhead costs except for customary reimbursements for personnel costs under property management agreements entered into between the OP and Advisor or its affiliates. Beginning after the first four fiscal quarters following Advisor’s engagement, the Company will not reimburse Advisor or its affiliates at the end of any fiscal quarter in which total operating expenses for the four consecutive fiscal quarters then ended exceeds the 2%/25% Guideline. Also, under the Advisory Agreement, for purposes of calculating the excess amount, the Company’s board of directors has determined that “total operating expenses” will not include (a) amounts (i) paid to Prior Advisor or its affiliates related to or in connection with the termination of the Prior Advisory Agreement, the dealer manager agreement, or any property management agreements or other agreements with Prior Advisor or its affiliates; or (ii) amounts incurred in connection with the termination of the agreements described in the foregoing clause (i), including, without limitation, attorney’s fees, litigation costs and expenses and amounts paid in settlement (but excluding costs associated with obtaining lender approvals to any such termination and engagement of our advisor or its affiliates as a replacement under such agreements); and (b) “total operating expenses” incurred prior to the date of the execution of the Advisory Agreement. Under the Advisory Agreement, Advisor is required to reimburse the Company quarterly for any amounts by which total operating expenses exceed the 2%/25% Guideline in the previous expense year, or the Company may subtract such excess from the total operating expenses for the subsequent fiscal quarter.

For the twelve months ended June 30, 2014, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.

The Company reimbursed Prior Advisor and Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Prior Advisor and Advisor such as rent and utilities; provided, however, that no reimbursement could be made for costs of such personnel to the extent that personnel are used in transactions for which Prior Advisor and Advisor received a separate fee or with respect to an officer of the Company. See the Summary of Related Party Fees table for incurred administrative services paid to Prior Advisor and Advisor for the three and six months ended June 30, 2014 and 2013.

Property Management Fee

The Company terminated its property management agreements with TNP Property Manager, LLC, its property manager and an affiliate of Prior Advisor, effective August 9, 2013. The Company entered into new property management agreements with Glenborough effective August 10, 2013. The terms and conditions of the new property management agreements with Glenborough are generally the same as the prior property management agreements except the property management fees are calculated at a maximum of up to 4% of gross revenue (reduced from 5% in the prior agreements) and the terms of the new property management agreements are 12 months (unlike the purported 20-year term of the prior property management agreements). The property management agreements with Glenborough have been renewed for an additional twelve months, beginning on August 10, 2014. See the Summary of Related Party Fees table for incurred property management fees for the three and six months ended June 30, 2014 and 2013.

Acquisition and Origination Fee

The Company paid Prior Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. Under the Advisory Agreement, Advisor is entitled to receive an acquisition fee equal to 1% of the costs of investments acquired, including acquisition expenses and any debt attributable to such investments. See the Summary of Related Party Fees table for incurred acquisition fees for the three and six months ended June 30, 2014 and 2013.

The Company paid Prior Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate-related loans. Under the Advisory Agreement, Advisor is entitled to receive an origination fee equal to 1% of the amount funded by the Company to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. There were no loan origination fees incurred for the three and six months ended June 30, 2014 and 2013.

Asset Management Fee

The Company paid Prior Advisor a monthly asset management fee equal to one-twelfth (1/12th) of 0.6% of the aggregate cost of all real estate investments the Company acquires; provided, however, that Prior Advisor could not be paid the asset management fee until the Company’s funds from operations exceed the lesser of (1) the cumulative amount of any distributions declared and payable to the Company’s stockholders; or (2) an amount that is equal to a 10% cumulative, non-compounded, annual return on invested capital for the Company’s stockholders. On November 11, 2011, the board of directors approved Amendment No. 2 to the Prior Advisory Agreement to clarify that upon termination of the Prior Advisory Agreement, any asset management fees that may have accumulated in arrears, but which had not been earned pursuant to the terms of the Prior Advisory Agreement, will not be paid to Prior Advisor.

Under the Advisory Agreement, Advisor will receive an asset management fee equal to a monthly fee of one-twelfth (1/12th) of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non-cash reserves and depreciation) of all investments the Company owns, including any debt attributable to such investments; or (2) the fair market value of investments (before non-cash reserves and deprecation) if the Company’s board of directors has authorized the estimate of a fair market value of the Company’s investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year.

See the Summary of Related Party Fees table for incurred asset management fees for the three and six months ended June 30, 2014 and 2013.

Disposition Fee

If Prior Advisor or its affiliates provided a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Prior Advisor or its affiliates could be paid disposition fees up to 50% of a customary and competitive real estate commission, but not to exceed 3% of the contract sales price of each property sold. Under the Advisory Agreement, the terms and conditions of the disposition fee payable to Advisor are the same as the terms for such fees under the Prior Advisory Agreement. See the Summary of Related Party Fees table for incurred disposition fees for the three and six months ended June 30, 2014 and 2013.

Leasing Commission Fee

On June 9, 2011, pursuant to Section 11 of the Prior Advisory Agreement, the Company’s board of directors approved the payment of fees to the Prior Advisor for services it provided in connection with leasing the Company’s properties. Under the new property management agreements, Advisor shall receive a separate fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants in an amount not to exceed the fee customarily charged by similarly situated parties rendering similar services in the same geographic area for similar properties. See the Summary of Related Party Fees table for incurred leasing commission fees for the three and six months ended June 30, 2014 and 2013.

Legal Leasing Fee

Under the new property management agreements, Advisor shall receive a market-based legal leasing fee for the negotiation and production of new leases, renewals, and amendments. See the Summary of Related Party Fees table for incurred legal leasing fees for the three and six months ended June 30, 2014 and 2013.

Financing Coordination Fee

On January 12, 2012, the board of directors approved Amendment No. 3 to the Prior Advisory Agreement to provide for the payment of a financing coordination fee to Prior Advisor in an amount equal to 1% of any amount financed or refinanced by the Company or the OP. Under the Advisory Agreement, the Advisor will receive a financing coordination fee equal to 1% of the amount made available and/or outstanding under any (1) financing obtained or assumed, directly or indirectly, by the Company or the OP and used to acquire or originate investments; or (2) the refinancing of any financing obtained or assumed, directly or indirectly, by the Company or the OP. There were no financing coordination fees incurred for the three and six months ended June 30, 2014 and 2013.

Construction Management Fee

In connection with the construction or repair in or about a property, the property manager shall be responsible for coordinating and facilitating the planning and the performance of all construction and shall be paid a fee equal to 5% of the hard costs for the project in question. See the Summary of Related Party Fees table for incurred construction management fees for the three and six months ended June 30, 2014 and 2013.

Guaranty Fees

In connection with certain acquisition financings, the Company’s former chairman and former co-chief executive officer and/or TNP LLC had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. See the Summary of Related Party Fees table for incurred guaranty fees for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, the Company’s outstanding guaranty agreements relate to the guarantee for the financing on Constitution Trail and Osceola Village.

Related Party Loans and Loan Fees

On September 20, 2013, the Company borrowed $500,000 for general working capital purposes from GPP pursuant to an unsecured promissory note by the Company in favor of GPP (the “Glenborough Loan”). The Glenborough Loan carried an interest rate of 7% per annum and maturity date of February 28, 2014. The Company repaid the loan and accrued interest in full, without penalty, in December 2013. There was no interest expense related to the Glenborough Loan during the three and six months ended June 30, 2014 and 2013.

12. COMMITMENTS AND CONTINGENCIES

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, the Company through its subsidiary, granted a lender a profit participation in the Osceola Village property equal to 25% of the net profits received by the Company upon the sale of the property (the “Profit Participation Payment”). Net profits are calculated as (1) the gross proceeds received by the Company upon a sale of the property in an arms-length transaction at market rates to third parties; less (2) the sum of (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with the Company including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, the Company shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, the Company shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. Based on the estimated sale price as of June 30, 2014, the Company recorded interest expense and a corresponding liability in the amount of $25,000 for management’s current estimate of potential Profit Participation Payment as of June 30, 2014.

Additionally, in connection with the acquisition financing on Osceola Village, the Company entered into a Master Lease Agreement (the “Master Lease”) with TNP SRT Osceola Village Master Lessee, LLC, a wholly-owned subsidiary of the OP (the “Master Lessee”). Pursuant to the Master Lease, TNP SRT Osceola Village leased to Master Lessee the approximately 23,000 square foot portion of Osceola Village which was not leased to third-party tenants as of the closing date (the “Premises”). The Master Lease provides that the Master Lessee will pay TNP SRT Osceola Village a monthly rent in an amount equal to $36,425, provided that such monthly amount will be reduced proportionally for each square foot of space at the Premises subsequently leased to third-party tenants pursuant to leases that are reasonably acceptable to the lender and that satisfy certain criteria set forth in the Master Lease (“Approved Leases”). The Master Lease has a seven-year term, subject to earlier expiration upon the earlier to occur of (1) the date on which all available rentable space at the Premises is leased to third-party tenants pursuant to Approved Leases; and (2) the date on which the mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale). The Master Lessee has no right to assign or pledge the Master Lease or to sublet any part of the Premises without the prior written consent of TNP SRT Osceola Village and the lender. In connection with the acquisition of Osceola Village, TNP SRT Osceola Village obtained a mortgage (the “Osceola Loan”) from American National Insurance Company (“ANICO”). The Master Lease was assigned to ANICO pursuant to the assignment of leases and rents in favor of ANICO entered into by TNP SRT Osceola Village in connection with the Osceola Loan. Pursuant to the Master Lease, the Master Lessee acknowledges and agrees that upon any default by TNP SRT Osceola Village under any of the loan documents related to the Osceola Loan, ANICO will be entitled to enforce the assignment of the Master Lease to ANICO and replace TNP SRT Osceola Village under the Master Lease for all purposes.

Constitution Trail Contingency

In connection with the financing of the Constitution Trail acquisition, SRT Constitution Trail, LLC, a wholly-owned subsidiary of the OP (“SRT Constitution Trail”) and SRT Constitution Trail Master Lessee, LLC (the “Starplex Master Lessee”), a wholly-owned subsidiary of the OP, entered into a Master Lease Agreement with respect to a portion of Constitution Trail (the “Starplex Master Lease”). Pursuant to the Starplex Master Lease, SRT Constitution Trail leased to the Starplex Master Lessee an approximately 7.78 acre parcel of land included in the Constitution Trail property, and the approximately 44,000 square foot Starplex Cinemas building located thereon (the “Starplex Premises”). The Starplex Master Lease provides that, in the event that the annual gross sales from the Starplex premises are less than $2,800,000, then thereafter the Starplex Master Lessee will pay SRT Constitution Trail a monthly rent in an amount equal to $62,424 ($749,088 annually), subject to an offset based on any minimum annual rent for the Starplex premises received by SRT Constitution Trail. The Starplex Master Lease will expire upon the earlier to occur of (1) December 31, 2018; and (2) the date on which the Constitution Trail mortgage loan is repaid in full in cash (other than as a result of a credit bid by the lender at a foreclosure sale or refinancing of the Constitution Trail loan). The Starplex Master Lessee has no right to assign or pledge the Starplex Master Lease or to sublet any part of the Starplex premises without the prior written consent of SRT Constitution Trail and the lender of the mortgage loan.

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

Economic Dependency

As disclosed in Note 1. “Organization and Business”, the Company transitioned to a new external advisor in August 2013. The Company is dependent on Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments, management of the daily operations of the Company’s real estate and real estate-related investment portfolio, and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services to the Company, the Company will be required to obtain such services from other sources.

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

Legal Matters

The Company continues to be a party to, or have a financial interest in, the material legal proceedings previously disclosed in Part I, Item 3 of its Annual Report on Form 10-K as of and for the year ended December 31, 2013. The following disclosure includes material developments that occurred during the six months ended June 30, 2014.

Litigation Concerning Termination of Property Management Agreements

On or about September 9, 2013, TNP Property Manager, LLC (“TNP Property Manager”), the Company’s former property manager, commenced a civil action in the Superior Court of the State of California for Orange County against Glenborough and the Company. The Company was not served until October 15, 2013. The complaint relates to the termination by the Company of the property management agreements between TNP Property Manager and the subsidiaries of the Company that own the various real estate projects in the Company’s portfolio and the selection of Glenborough to act as the Company’s new property manager. TNP Property Manager alleges that there was no valid basis for the Company to terminate the prior property management agreements and that the Company is now in breach of the agreements. In addition, the TNP Property Manager accuses Glenborough of “intentional interference with economic relationship.” From the Company, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5 million. From Glenborough, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5 million, an award of punitive damages in an unspecified amount, and equitable relief. Glenborough has submitted a request for indemnification to the Company, and the Company has agreed to advance Glenborough’s litigation expenses based on the Company’s obligation under the Consulting Agreement. On November 8, 2013, the Company filed a demurrer, seeking dismissal of the complaint on the grounds that the Company is not a proper defendant because it not a party to the agreements in question and that, in any event, the agreements contain mandatory arbitration provisions. On January 28, 2014, TNP Property Manager filed a notice stating that it did not oppose the demurrer but requesting leave to amend its complaint. On March 17, 2014, the Court granted the demurrer and granted TNP Property Manager leave to amend its complaint. On April 9, 2014, rather than amend its complaint, TNP Property Manager dismissed the action as against the Company. The action continues as against Glenborough. The Company believes that it validly terminated the property management agreements and intends to defend vigorously any claims that TNP Property Manager may assert against it in the future. Through June 30, 2014, the Company has incurred $32,000 in indemnification litigation expenses related to this matter.

Securities Litigation

On or about September 23, 2013, a civil action captioned Stephen Drews v. TNP Strategic Retail Trust, Inc., et al., SA-CV-13-1488-PA-DFMx, was commenced in the United States District Court for the Central District of California. The named defendants were the Company, various of its present or former officers and directors, including Anthony W. Thompson, and several entities controlled by Mr. Thompson. The plaintiff alleged that he invested in connection with the initial public offering of the Company’s shares (the “IPO”) and purported to represent a class consisting of all persons who invested in connection with the IPO between September 23, 2010 and February 7, 2013. The plaintiff alleged that the Company and all of the individual defendants violated Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) because the offering materials used in connection with the IPO allegedly failed to disclose financial difficulties that Mr. Thompson and the entities controlled by him were experiencing. Additional claims under the Securities Act were asserted against Mr. Thompson, the entities controlled by Mr. Thompson and the other individual defendants who were employees of Mr. Thompson. The complaint sought a class-wide award of damages in an unspecified amount. On October 22, 2013, the plaintiff filed a notice of voluntary dismissal without prejudice. On October 23, 2013, a virtually identical complaint was filed in the United States District Court for the Northern District of California, asserting the same claims against the same defendants. The only material difference was that an additional plaintiff was added. Like the original plaintiff, the additional plaintiff alleges that he invested in connection with the IPO. The new action is captioned Lewis Booth, et al. v. Strategic Realty Trust, Inc., et al., CV-13-4921-JST. On January 27, 2014, the Court entered an order appointing lead plaintiffs and lead plaintiffs’ counsel. On March 13, 2014, the plaintiffs filed an amended complaint. The amended complaint contains the same claims as the original complaint and adds additional common law claims, including claims that the Company’s directors breached their fiduciary duties, and that the Company and its directors have been unjustly enriched. On April 28, 2014, the Company and the individual defendants other than Mr. Thompson or employees of Mr. Thompson moved to dismiss the amended complaint. On July 29, 2014, the Court granted the motion in part and denied the motion in part. Specifically, the Court dismissed the claim for breach of fiduciary duty with leave to amend and dismissed the claim for unjust enrichment with prejudice. On July 31, 2014, the plaintiffs advised the Court that they did not intend to amend their pleading to re-assert the claim for breach of fiduciary duty. The Company believes that the claims brought against the Company and the individual defendants other than Mr. Thompson or employees of Mr. Thompson are without merit and intends to defend the action vigorously.

At this time, the Company cannot reasonably estimate the probability or amount of loss that may arise from any of the legal proceedings to which it is currently a party. As a result, the Company has not recorded any loss contingencies related to these legal proceedings in its condensed consolidated financial statements as of June 30, 2014.

13. SUBSEQUENT EVENTS

Fresh & Easy Neighborhood Market, Inc. Bankruptcy Settlement

Fresh & Easy Neighborhood Market, Inc. (“Fresh & Easy”), an anchor tenant at Topaz Marketplace, filed for Chapter 11 bankruptcy protection on September 30, 2013. On July 29, 2014, the Company received a $766,000 bankruptcy settlement payment from Fresh & Easy. The payment represents the settlement of the Company’s claim against Fresh & Easy for lease rejection damages and the loss of future lease payments based on the terms of the Fresh & Easy lease. In accordance with the Company’s accounting policies, the Company did not record a receivable or income for the settlement amount in its condensed consolidated financial statements as of June 30, 2014, because the settlement amount was not physically received until July 29, 2014. Fresh & Easy is also an anchor tenant at the Company’s San Jacinto Esplanade property where it continues to operate and pay rent in a timely manner.

Distributions

On July 30, 2014, the Company paid a second quarter distribution in the amount of $0.06 per share to stockholders of record as of June 30, 2014, totaling $684,000.

KeyBank Credit Facility and Forbearance Agreement Update

On July 31, 2014, in connection with the negotiation of the Amended and Restated Credit Facility (defined below), KeyBank agreed to extend the forbearance period under the Forbearance Agreement to August 14, 2014.

On August 4, 2014, as required by the Amended and Restated Credit Facility, the OP contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owns the Constitution Trail property, to Secured Holdings (the “Constitution Transaction”). Secured Holdings is jointly owned by the OP and SRT Manager. Prior to the Constitution Transaction, the OP owned 88% of the membership interests in Secured Holdings and SRT Manager owned 12% of the membership interests in Secured Holdings. Following the Constitution Transaction, the OP owns 91.67% of the membership interests in Secured Holdings and SRT Manager owns 8.33% of the membership interests in Secured Holdings.

Also on August 4, 2014, the Company entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank to amend and restate the Credit Facility in its entirety and to establish a revolving credit facility with an initial maximum aggregate commitment of $30,000,000 (as adjusted, the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, the Company may request that the Facility Amount be increased to a maximum of $60,000,000. The Amended and Restated Credit Facility is initially secured by San Jacinto Esplanade, Aurora Commons and Constitution Trail. In connection with the Constitution Transaction, the entire outstanding notes payable balance due to Constitution Trail’s prior lender was fully paid, and the new outstanding principal balance of the Amended and Restated Credit Facility was $20,800,000, as of August 4, 2014.

The Amended and Restated Credit Facility matures on August 4, 2017. The Company has the right to prepay the Amended and Restated Credit Facility in whole at any time or in part from time to time, subject to the payment of certain expenses, costs or liabilities potentially incurred by the lenders as a result of the prepayment and subject to certain other conditions contained in the loan documents.

Each loan made pursuant to the Amended and Restated Credit Facility will be either a LIBOR Rate Loan or a Base Rate Loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay KeyBank an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum if the usage under the Amended and Restated Credit Facility is less than or equal to 50% of the Facility Amount, and 0.20% per annum if the usage under the Amended and Restated Credit Facility is greater than 50% of the Facility Amount.

The Company is providing a guaranty of all of its obligations under the Amended and Restated Credit Facility and all other loan documents in connection with the Amended and Restated Credit Facility. The Company also paid Glenborough a financing coordination fee of $300,000 in connection with the Amended and Restated Credit Facility.

ITEM  2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our condensed consolidated unaudited financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on March 31, 2014, which we refer to herein as our “Form 10-K.” As used herein, the terms “we,” “our,” “us,” and “Company” refer to Strategic Realty Trust, Inc., formerly TNP Strategic Retail Trust, Inc., and, as required by context, Strategic Realty Operating Partnership, L.P., formerly TNP Strategic Retail Operating Partnership, L.P., a Delaware limited partnership (which we refer to as our “OP”) and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our 2013 Annual Report on Form 10-K. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, and the risks described in Part I, Item 1A of our 2013 Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

Overview

Strategic Realty Trust, Inc., formerly TNP Strategic Retail Trust, Inc., is a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located in the United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 2009. As used herein, the terms “we,” “our,” “us,” and “Company” refer to Strategic Realty Trust, Inc., formerly TNP Strategic Retail Trust, Inc., and, as required by context, Strategic Realty Operating Partnership, L.P., formerly TNP Strategic Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership” or “OP”, and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership.

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

In December 2012, the Company entered into a consulting agreement with Glenborough to assist the Company with the process of transitioning to a new external advisor as well as to provide other services (the “Consulting Agreement”). Pursuant to the Consulting Agreement, from December 2012 through April 2013, we paid Glenborough a monthly consulting fee of $75,000 and reimbursed Glenborough for its reasonable out-of-pocket expenses. Effective May 1, 2013, we amended the Consulting Agreement to expand the services to include accounting provided to us by Glenborough and increased the monthly consulting fee payable to Glenborough to $90,000. On August 10, 2013, in connection with the execution of the Advisory Agreement, the Company terminated the Consulting Agreement and Glenborough rebated $150,000 of consulting fees to the Company.

Our office is located at 400 South El Camino Real, Suite 1100, San Mateo, California 94402, and our main telephone number is (650) 343-9300.

Properties

As of June 30, 2014, our portfolio included 16 retail properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 1,521,000 square feet of single- and multi-tenant, commercial retail space located in 11 states. We purchased our properties for an aggregate purchase price of $189,648,000. As of June 30, 2014 and December 31, 2013, there was $123,208,000 and $140,230,000 of indebtedness on our properties, respectively. As of June 30, 2014 and December 31, 2013, approximately 87% and 89% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 7 years for both periods.

		Rentable		Original
Property Name	Location	Square Feet (1)	Date Acquired	Purchase Price (2) (3)	Debt (4)
Real Estate Investments
Moreno Marketplace	Moreno Valley, California	77,763	11/19/2009	$12,500,000	$9,194,000
Northgate Plaza	Tucson, Arizona	103,492	7/6/2010	8,050,000	6,267,000
San Jacinto Esplanade	San Jacinto, California	53,777	8/11/2010	7,088,000	1,820,000
Pinehurst Square	Bismarck, North Dakota	114,102	5/26/2011	15,000,000	10,106,000
Cochran Bypass	Chester, South Carolina	45,817	7/14/2011	2,585,000	1,549,000
Topaz Marketplace	Hesperia, California	50,699	9/23/2011	13,500,000	7,944,000
Osceola Village	Kissimmee, Florida	116,550	10/11/2011	21,800,000	17,555,000
Constitution Trail	Normal, Illinois	200,289	10/21/2011	18,000,000	14,804,000
Summit Point Shopping Center	Fayetteville, Georgia	111,970	12/21/2011	18,250,000	12,130,000
Morningside Marketplace	Fontana, California	76,923	1/9/2012	18,050,000	8,838,000
Woodland West Marketplace	Arlington, Texas	176,414	2/3/2012	13,950,000	9,907,000
Ensenada Square	Arlington, Texas	62,612	2/27/2012	5,025,000	3,065,000
Shops at Turkey Creek	Knoxville, Tennessee	16,324	3/12/2012	4,300,000	2,773,000
Aurora Commons	Aurora, Ohio	89,214	3/20/2012	7,000,000	2,583,000
Florissant Marketplace	Florissant, Missouri	146,257	5/16/2012	15,250,000	9,074,000
Bloomingdale Hills	Riverside, Florida	78,442	6/18/2012	9,300,000	5,599,000
		1,520,645		$189,648,000	$123,208,000

(1)	Square feet includes improvements made on ground leases at the property.

(2)	The purchase price for Pinehurst Square and Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(3)	These amounts represent original purchase price and not current holdings due to pad sales at San Jacinto Esplanade, Osceola Village, and Morningside Marketplace.

(4)	Debt represents the outstanding balance as of June 30, 2014. For more information on our financing, see Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 6. “Notes Payable” to our condensed unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

As part of our ongoing evaluation of the Company’s real estate portfolio, we obtained outside independent appraisals on all of the properties.  With the exception of two properties, all appraisals presented values in excess of the carrying value of such properties as of June 30, 2014.  Appraisals for our Constitution Trail and Topaz Marketplace properties reported estimated fair values that were less than the carrying value of such properties as of June 30, 2014, which is an impairment indicator under GAAP.  In accordance with GAAP, we projected the estimated undiscounted cash flows before interest for these properties, assuming our current strategy of holding these properties long-term, and concluded that no impairment adjustment was necessary at June 30, 2014.  In the ordinary course of business, we continue to evaluate our strategies with respect to our properties.  Should a shorter-term strategy for these properties be concluded at a later date, an impairment adjustment might be necessary.

Results of Operations

Comparison of the three months ended June 30, 2014 versus the three months ended June 30, 2013

The following table provides summary information about our results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
Rental revenue and reimbursements	$5,180,000	$5,539,000	$(359,000)	(6.5%)
Operating and maintenance expenses	1,775,000	2,266,000	(491,000)	(21.7%)
General and administrative expenses	825,000	1,296,000	(471,000)	(36.3%)
Depreciation and amortization expenses	2,020,000	2,191,000	(171,000)	(7.8%)
Transaction expenses	-	49,000	(49,000)	(100.0%)
Interest expense	2,224,000	2,475,000	(251,000)	(10.1%)
Loss from continuing operations	(1,664,000)	(2,738,000)	(1,074,000)	(39.2%)
Loss from discontinued operations	(26,000)	(1,044,000)	(1,018,000)	(97.5%)
Net loss	$(1,690,000)	$(3,782,000)	$(2,092,000)	(55.3%)

Our results of operations for the three months ended June 30, 2014, are not necessarily indicative of those expected in future periods.

Revenue

Revenues decreased by $359,000 to $5,180,000 during the three months ended June 30, 2014 compared to $5,539,000 for the three months ended June 30, 2013. The decrease was primarily due to reductions in the amount of prior and current year expense recovery billings to tenants for the three months ended June 30, 2014 compared to the same period in 2013. Current management has worked with tenants to collect and sometimes adjust prior balances owed for expense recoveries by reconciling amounts billed to interpretations of terms of the leases.

Operating and maintenance expenses

Operating and maintenance expenses decreased by $491,000 to $1,775,000 during the three months ended June 30, 2014 compared to $2,266,000 for the three months ended June 30, 2013. The decrease was primarily attributed to a reduction in current year bad debt expense and, to a lesser extent, decreases in utilities and administrative expenses for the three months ended June 30, 2014 compared to the same period in 2013.

General and administrative expenses

General and administrative expenses were $825,000 during the three months ended June 30, 2014 compared to $1,296,000 for the three months ended June 30, 2013, a decrease of $471,000. The cost savings were recognized in overhead and asset management, directors’ compensation, insurance, and audit costs. These reductions were mainly due to the successful completion of the transition to our new Advisor and property manager.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased by $171,000 to $2,020,000 during the three months ended June 30, 2014 compared to $2,191,000 for the three months ended June 30, 2013. The decrease was attributed to a reduction in the amortization of lease intangibles for the three months ended June 30, 2014 compared to the same period in 2013.

Transaction expenses

There were no transaction expenses during the three months ended June 30, 2014, and there was $49,000 in residual transaction expenses for the three months ended June 30, 2013.

Interest expense

Interest expense decreased by $251,000 to $2,224,000 during the three months ended June 30, 2014 compared to $2,475,000 for the three months ended June 30, 2013. The decrease was due to proceeds from the sales of Craig Promenade, Willow Run and Visalia Marketplace used to reduce the principal on the KeyBank line of credit in excess of the debt allocated to those properties and the amortization of principal on our other notes payable balances.

Loss from discontinued operations

Loss from discontinued operations was $26,000 during the three months ended June 30, 2014 and $1,044,000 for the three months ended June 30, 2013. Discontinued operations for the second quarter 2013 included the full operating results related to Lahaina Gateway, Craig Promenade, Willow Run, and Visalia Marketplace while discontinued operations for the second quarter 2014 only included residual expenses related to previously sold properties.

Comparison of the six months ended June 30, 2014 versus the six months ended June 30, 2013

The following table provides summary information about our results of operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
Rental revenue and reimbursements	$10,491,000	$11,181,000	$(690,000)	(6.2%)
Operating and maintenance expenses	3,693,000	4,216,000	(523,000)	(12.4%)
General and administrative expenses	2,185,000	2,892,000	(707,000)	(24.4%)
Depreciation and amortization expenses	4,010,000	4,272,000	(262,000)	(6.1%)
Transaction expenses	-	43,000	(43,000)	(100.0%)
Interest expense	4,443,000	4,745,000	(302,000)	(6.4%)
Loss from continuing operations	(3,840,000)	(4,987,000)	(1,147,000)	(23.0%)
Income from discontinued operations	3,152,000	2,388,000	764,000	32.0%
Net loss	$(688,000)	$(2,599,000)	$(1,911,000)	(73.5%)

Our results of operations for the six months ended June 30, 2014, are not necessarily indicative of those expected in future periods.

Revenue

Revenues decreased by $690,000 to $10,491,000 during the six months ended June 30, 2014 compared to $11,181,000 for the six months ended June 30, 2013. The decrease was primarily due to a $718,000 reduction in the amount of prior year expense recovery billings to tenants for the six months ended June 30, 2014 compared to the same period in 2013. Current management has worked with tenants to collect and sometimes adjust prior balances owed for expense recoveries by reconciling amounts billed to interpretations of terms of the leases.

Operating and maintenance expenses

Operating and maintenance expenses decreased by $523,000 to $3,693,000 during the six months ended June 30, 2014 compared to $4,216,000 for the six months ended June 30, 2013. The decrease was due to a reduction in current year bad debt expense for the six months ended June 30, 2014 compared to the same period in 2013.

General and administrative expenses

General and administrative expenses were $2,185,000 during the six months ended June 30, 2014 compared to $2,892,000 for the six months ended June 30, 2013, a decrease of $707,000. The costs savings were recognized in overhead and asset management, directors’ compensation, insurance, and audit costs totaling $1,111,000. These reductions were mainly due to the successful completion of the transition to our new Advisor and property manager. Savings in these categories were partially offset by legal and proxy-related costs of $540,000.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased slightly by $262,000, or approximately 6%, to $4,010,000 during the six months ended June 30, 2014 compared to $4,272,000 for the six months ended June 30, 2013. The decrease was attributed to a $224,000 reduction in the amortization of lease intangibles for the six months ended June 30, 2014 compared to the same period in 2013.

Transaction expenses

There were no transaction expenses during the six months ended June 30, 2014, and there were $43,000 in residual transaction expenses for the six months ended June 30, 2013.

Interest expense

Interest expense decreased by $302,000 to $4,443,000 during the six months ended June 30, 2014 compared to $4,745,000 for the six months ended June 30, 2013. The decrease was due to proceeds from the sales of Craig Promenade, Willow Run and Visalia Marketplace used to reduce the principal on the KeyBank line of credit in excess of the debt allocated to those properties and the amortization of principal on our other notes payable balances.

Income from discontinued operations

Income from discontinued operations was $3,152,000 during the six months ended June 30, 2014 and $2,388,000 for the six months ended June 30, 2013. Discontinued operations for the six months ended June 30, 2013 included the full operating results related to Waianae Mall, Lahaina Gateway, Craig Promenade, Willow Run, and Visalia Marketplace while discontinued operations for the six months ended June 30, 2014 only included one partial month of operations for Visalia Marketplace and residual expenses related to previously sold properties. The reduction in net operating loss was largely offset by a $1,535,000 decrease in gains associated with the disposal of Visalia Marketplace in the first quarter 2014 and the disposal of Waianae Mall in the first quarter 2013.

Liquidity and Capital Resources

As of June 30, 2014, our portfolio included 16 retail properties, with a net carrying value aggregating $160,036,000. Since our inception, our principal demand for funds has been for the acquisition of real estate, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. On February 7, 2013, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. As a result of the termination of our initial public offering, offering proceeds from the sale of our securities are not currently available to fund our cash needs. We also expect our investment activity will be significantly reduced until we are able to identify other sources of equity capital or other significant sources of financing. Due to the decrease in our capital resources, we suspended our share redemption program, including redemptions for death and disability, effective as of January 15, 2013. We intend to reevaluate our ability to resume share redemptions pursuant to our share redemption program after addressing our liquidity issues. Our ability to resume share redemptions will be determined by our board of directors based on our liquidity and cash needs, once the KeyBank forbearance is resolved. See “—KeyBank Credit Facility and Forbearance Agreement” below for additional information.

As of June 30, 2014, our cash and cash equivalents were $3,141,000 and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was $5,233,000. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

On April 1, 2013, we entered into a forbearance agreement relating to our credit facility with KeyBank (the “Forbearance Agreement”), and on July 31, 2013, we entered into an amendment to the Forbearance Agreement with KeyBank which extended the forbearance period to January 31, 2014. On December 11, 2013, we entered into a second amendment to the Forbearance Agreement which further extended the term of the forbearance period to July 31, 2014. See page 44 “—Subsequent Events” for an update on the Forbearance Agreement.

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2014 and December 31, 2013, our borrowings did not exceed 300% of the value of our net assets.

Cash Flows from Operating Activities

During the six months ended June 30, 2014, net cash provided by operating activities was $44,000 compared to net cash used in operating activities of $1,257,000 during the six months ended June 30, 2013, an increase in net cash provided by operating activities of $1,301,000. The increase in net cash provided by operating activities during the six months ended June 30, 2014 was primarily due to reductions in net losses of $1,911,000 and changes in operating asset and liability balances involving tenant receivables and accounts payable and accrued expenses.

Cash Flows from Investing Activities

During the six months ended June 30, 2014, net cash provided by investing activities was $18,976,000 compared to net cash provided by investing activities of $6,929,000 during the six months ended June 30, 2013, an increase in net cash flows provided by investing activities of $12,047,000. The increase was primarily due to net proceeds from the sale of Visalia Marketplace of $20,455,000 during the six months ended June 30, 2014 compared to net proceeds of $8,468,000 from the sale of Waianae Mall during the six months ended June 30, 2013.

Cash Flows from Financing Activities

During the six months ended June 30, 2014, net cash used in financing activities was $18,225,000, compared to $6,887,000 used during the six months ended June 30, 2013, an increase in uses of $11,338,000. The components of net cash used in financing activities for the six months ended June 30, 2014 were repayments of notes payable in the amount of $17,022,000, attributable primarily to the Visalia Marketplace sale, and the payment of distributions to stockholders in the amount of $1,203,000. The primary components of net cash used in financing activities for the six months ended June 30, 2013 were the repayment of notes payable in the amount of $5,647,000 resulting from primarily the Waianae Mall sale and the payment of distributions to stockholders in the amount of $415,000.

Short-term Liquidity and Capital Resources

Our principal short-term demand for funds is for the payment of operating expenses and the payment of principal and interest on our outstanding indebtedness. To date, our cash needs for operations have been covered from cash provided by property operations, the sales of properties and the sale of shares of our common stock. On June 26, 2014, we declared a quarterly distribution to stockholders totaling $684,000, and we will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.

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

On April 1, 2013, our OP, certain subsidiaries of our OP which are borrowers under the KeyBank credit facility (each a “Borrower” and collectively the “Borrowers”) and KeyBank, as lender and agent for the other lenders, entered into the Forbearance Agreement which amended the terms of the KeyBank credit facility and provided for certain additional agreements with respect to the existing events of default. On July 31, 2013 and again on December 11, 2013, our OP, the Borrowers and KeyBank entered into amendments to the Forbearance Agreement which extended the forbearance period under the Forbearance Agreement. Pursuant to the terms of the Forbearance Agreement, as amended, KeyBank and the other lenders agreed to forbear the exercise of their rights and remedies with respect to the existing events of default until the earliest to occur of (1) July 31, 2014; (2) our default under or breach of any of the representations or covenants under the Forbearance Agreement; or (3) the date any additional events of defaults (other than the existing events of default) under the KeyBank credit facility occur or become known to KeyBank or any other lender, which we refer to as the “forbearance expiration date.” Upon the forbearance expiration date, all forbearances, deferrals and indulgences granted by the lenders pursuant to the Forbearance Agreement, as amended, will automatically terminate and the lenders will be entitled to enforce, without further notice of any kind, any and all rights and remedies available to them as creditors at law, in equity, or pursuant to the KeyBank credit facility or any other agreement as a result of the existing events of default or any additional events of default which occur or come to light following the date of the Forbearance Agreement, as amended.

The Forbearance Agreement, as amended, converted the entire outstanding principal balance under the credit facility, and all interest and other amounts payable under the credit facility, which we refer to as the “outstanding loan,” into a term loan that is due and payable in full on July 31, 2014. Pursuant to the Forbearance Agreement, as amended, we, our OP and every other Borrower under the credit facility must apply a portion of the net proceeds from, among other things, (1) the sale of our shares in our completed public offering or any other sale of securities by us, our OP or any other Borrower; (2) the sale or refinancing of any of our properties or other assets; and (3) the collection of insurance or condemnation proceeds due to any damage or destruction of our properties or any condemnation for public use of any of our properties, to the repayment of the outstanding loan. The Forbearance Agreement, as amended, provides that all commitments under the credit facility will terminate of July 31, 2014 and that, effective as of the date of the Forbearance Agreement, as amended, the lenders have no further obligation whatsoever to advance any additional loans or amounts under the KeyBank credit facility. The Forbearance Agreement, as amended, also provides that neither we, our OP nor any other Borrower may, without KeyBank’s prior written consent, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness other than the existing indebtedness specified in the Forbearance Agreement, as amended, and any refinancing of such existing indebtedness which does not materially modify the terms of such existing indebtedness in a manner adverse to us or the lenders.

Pursuant to the Forbearance Agreement we, our OP and all of the Borrowers under the KeyBank credit facility have jointly and severally agreed to pay to KeyBank (1) any and all out-of-pocket costs or expenses (including legal fees and disbursements) incurred or sustained by the lenders in connection with the preparation of the Forbearance Agreement and all related matters; and (2) from time to time after the occurrence of any default under the Forbearance Agreement any out-of-pocket costs or expenses (including legal fees and consulting and other similar professional fees and expenses) incurred by the lenders in connection with the preservation of or enforcement of any rights of the lenders under the Forbearance Agreement and the KeyBank credit facility. In connection with the execution and amendment of the Forbearance Agreement, we agreed to pay a market rate loan extension fee to KeyBank.

Under the KeyBank credit facility, while defaults existed we are not permitted to make, without the lender’s consent, certain restricted payments (as defined in the KeyBank credit facility) which include the payment of distributions that are not required to maintain our REIT status. On December 11, 2013, the Company, our OP, the Borrowers and KeyBank entered into the second amendment to Forbearance Agreement. The second forbearance amendment amended the Forbearance Agreement and the credit facility as follows  (i) the lenders’ obligation to provide forbearance will terminate on the first to occur of (1) July 31, 2014; (2) a default under or breach of any of the representations, warranties or covenants of the Forbearance Agreement; or (3) an event of default (other than the existing events of default) under the loan documents related to the credit facility occurring or becoming known to any lender (such date the “Forbearance Expiration Date”); (ii) the entire outstanding principal balance, and all interest thereon, of the outstanding Tranche A loans under the credit facility will become due and payable in full on July 31, 2014, instead of January 31, 2014; (iii) the Company, the OP and the Borrowers are required to apply 80%, as opposed to 100%, of the net proceeds received from specified capital events, including a sale or refinancing of the Company’s properties, to Tranche A loans, unless an event of default, other than the existing events of default, occurs, in which case they must apply 100% of the net proceeds to Tranche A loans; and (iv) the Company, the OP and the Borrowers are permitted to pay distributions, provided that the aggregate amount of such distributions does not exceed 100% of the Company’s Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), as defined in the credit facility agreement. See page 44 “—Subsequent Events” for an update on the Forbearance Agreement.

Contingencies

In connection with the acquisition financing on Osceola Village, we granted a lender a profit participation in the Osceola Village property equal to 25% of the net profits received by us upon the sale of the property (the “Profit Participation Payment”). If the property has not been sold on or before the scheduled maturity date of the loan, we shall be deemed to have sold the property for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. Based on management’s recent estimated price if the Osceola Village property was sold, we recorded a liability in the amount of $25,000 for the estimated Profit Participation Payment, effective June 30, 2014. See Note 12. “Commitments and Contingencies” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for additional information on the Osceola Village contingency.

There have been no other material changes in our enforceable and legally binding obligations, contractual obligations, and commitments from those disclosed in our 2013 Annual Report on Form 10-K.

Interim Financial Information

The financial information as of and for the period ended June 30, 2014, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the six months ended June 30, 2014. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K.

Guidelines on Total Operating Expenses

We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the twelve months ended June 30, 2014, our total operating expenses did not exceed the 2%/25% Guidelines.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. As of June 30, 2014, we believe we are in compliance with the REIT qualification requirements.

Distributions

In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders. Some or all of our distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

For so long as the Company remained in default under the terms of the credit facility, KeyBank prohibited the payment of distributions to investors in the Company. Effective January 15, 2013, the Company announced that it would no longer be making monthly distributions. On December 9, 2013, the Company announced that it had successfully modified the credit facility such that the Company may re-establish distributions so long as the total amount paid does not exceed 100% of the Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), as defined in the credit facility agreement. As a result, on December 9, 2013 and again in March 24, 2014, the Company declared a quarterly distribution in the amount of $0.05 per share on the outstanding common shares of the Company, payable to stockholders of record as of December 31, 2013 and March 31, 2014, which were paid on January 31, 2014 and April 30, 2014, respectively. For the three months ended June 30, 2014, the Company declared a quarterly distribution in the amount of $0.06 per share on our outstanding common shares, payable to stockholders of record as of June 30, 2014. This distribution was paid on July 30, 2014. The Company’s board of directors will continue to evaluate the amount of future quarterly distributions based on the Company’s operational cash needs.

The following table sets forth the distributions declared to the Company’s common stockholders and Common Unit holders for the six months ended June 30, 2014, and the year ended December 31, 2013, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05000	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	0.06000	658,000	26,000	684,000
				$1,206,000	$48,000	$1,254,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2013	1/18/2013	1/18/2013	$0.05833	$636,000	$25,000	$661,000
Second Quarter 2013	N/A	N/A	-	-	-	-
Third Quarter 2013	N/A	N/A	-	-	-	-
Fourth Quarter 2013	12/31/2013	1/31/2014	0.05000	548,000	22,000	570,000
				$1,184,000	$47,000	$1,231,000

Funds from Operations and Modified Funds from Operations

Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or “NAREIT”, has promulgated a measure known as funds from operations, or “FFO”, which we believe to be an appropriate supplemental measure to reflect the operating performance of a real estate investment trust, or REIT. FFO is not equivalent to our net income or loss as determined under GAAP.

We calculate FFO consistent with the standards established by the White Paper on FFO approved by the Board of Governors of NAREIT, or the “White Paper”. The White Paper defines FFO as net income or loss computed in accordance with GAAP, excluding gains or losses from sales of property and asset impairment write-downs, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

Changes in the accounting and reporting promulgations under GAAP that were put into effect in 2009 and other changes to GAAP accounting for real estate subsequent to the establishment of NAREIT’s definition of FFO have prompted an increase in cash-settled expenses. Items such as acquisition fees and expenses, which had previously been capitalized, are currently expensed and accounted for as operating expenses. Due to this factor and certain unique features of publicly registered, non-listed REITs, the Investment Program Association, or “IPA”, an industry trade group, has standardized a measure known as modified funds from operations, or “MFFO”, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs.

Our MFFO calculation is consistent with the IPA’s Practice Guidelines issued in 2010 which defines MFFO as FFO excluding the following items: acquisition fees and expenses; amounts relating to straight-line rents and amortization of above and below-market intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; non-recurring impairments of real estate-related investments; mark-to-market adjustments included in net income; non-recurring gains or losses from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis.

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

We also calculate MFFO adjusted for the non-cash amortization of deferred financing costs and non-recurring non-cash allocations of organizational costs, or “Adjusted MFFO”. We opted to use substantial short-term and medium-term borrowings to acquire properties in advance of raising equity proceeds under our initial public offering in order to more quickly build a larger and more diversified portfolio. Non-cash interest expense represents amortization of financing costs paid to secure short-term and medium-term borrowings. GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. Management believes that the measure resulting from an adjustment to MFFO for non-cash interest expense, provides supplemental information that allows for better comparability of reporting periods. We also believe that Adjusted MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not as involved in significant acquisition and short-term borrowing activities. Like FFO and MFFO, Adjusted MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Further, Adjusted MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance.

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

Our calculation of FFO, MFFO and Adjusted MFFO and the reconciliation to net income (loss) is presented in the following table for the three and six months ended June 30, 2014 and 2013:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
FFO, MFFO and Adjusted MFFO	2014	2013	2014	2013
Net loss attributable to common shares	$(1,615,000)	$(3,639,000)	$(1,013,000)	$(2,501,000)
Adjustments (1):
(Gain) loss on impairment and disposal of assets (2)	-	111,000	(2,688,000)	(4,727,000)
Depreciation of real estate	1,415,000	2,039,000	2,798,000	3,980,000
Amortization of in place leases and other intangibles	605,000	1,180,000	1,212,000	2,421,000
FFO	405,000	(309,000)	309,000	(827,000)

FFO per share - basic	$0.04	$(0.03)	$0.03	$(0.08)

Adjustments:
Straight-line rent (3)	(70,000)	(207,000)	(200,000)	(569,000)
Transaction expenses (4)	-	266,000	-	317,000
Amortization of above-market leases (5)	153,000	362,000	311,000	728,000
Amortization of below-market leases (5)	(132,000)	(219,000)	(265,000)	(473,000)
Amortization of debt discount	-	-	-	179,000
Realized losses from the early extinguishment of debt (6)	-	8,000	-	106,000
MFFO	356,000	(99,000)	155,000	(539,000)

MFFO per share - basic	$0.03	$(0.01)	$0.01	$(0.05)

Adjustments:
Amortization of deferred financing costs (7)	204,000	281,000	407,000	569,000
Non-recurring default interest, penalties and fees (8)	70,000	-	171,000	341,000
Adjusted MFFO	$630,000	$182,000	$733,000	$371,000

Adjusted MFFO per share - basic	$0.06	$0.02	$0.07	$0.03
Net loss per share attributable to common shares - basic	$(0.15)	$(0.33)	$(0.10)	$(0.23)

Weighted average common shares outstanding - basic	10,969,714	10,969,630	10,969,714	10,964,501

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO.

(2)	Gain attributable to common shares only.

(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(4)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition and certain disposition costs related to abandoned real estate sales, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition and disposition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition and disposition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(5)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(6)	Relates to the write-off of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt.

(7)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.

(8)	Adjustment for the non-recurring late payment charges and default interest paid to cure the events of default under the Lahaina Gateway loan and adjustment for forbearance fees paid.

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

Off-Balance Sheet Arrangements

As of June 30, 2014 and December 31, 2013, except as disclosed in Note 12. “Commitments and Contingencies” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2013 Annual Report on Form 10-K. There have been no significant changes to our accounting policies during the six months ended June 30, 2014.

Subsequent Events

Fresh & Easy Neighborhood Market, Inc. Bankruptcy Settlement

Fresh & Easy Neighborhood Market, Inc. (“Fresh & Easy”), an anchor tenant at Topaz Marketplace, filed for Chapter 11 bankruptcy protection on September 30, 2013. On July 29, 2014, the Company received a $766,000 bankruptcy settlement payment from Fresh & Easy. The payment represents the settlement of the Company’s claim against Fresh & Easy for lease rejection damages and the loss of future lease payments based on the terms of the Fresh & Easy lease. In accordance with the Company’s accounting policies, the Company did not record a receivable or income for the settlement amount in its condensed consolidated financial statements as of June 30, 2014, because the settlement amount was not physically received until July 29, 2014. Fresh & Easy is also an anchor tenant at the Company’s San Jacinto Esplanade property where it continues to operate and pay rent in a timely manner.

Distributions

On July 30, 2014, the Company paid a second quarter distribution in the amount of $0.06 per share to stockholders of record as of June 30, 2014, totaling $684,000.

KeyBank Credit Facility and Forbearance Agreement Update

On July 31, 2014, in connection with the negotiation of the Amended and Restated Credit Facility (defined below), KeyBank agreed to extend the forbearance period under the Forbearance Agreement to August 14, 2014.

On August 4, 2014, as required by the Amended and Restated Credit Facility, the OP contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owns the Constitution Trail property, to Secured Holdings (the “Constitution Transaction”). Secured Holdings is jointly owned by the OP and SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough. Prior to the Constitution Transaction, the OP owned 88% of the membership interests in Secured Holdings and SRT Manager owned 12% of the membership interests in Secured Holdings. Following the Constitution Transaction, the OP owns 91.67% of the membership interests in Secured Holdings and SRT Manager owns 8.33% of the membership interests in Secured Holdings.

Also on August 4, 2014, the Company entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank to amend and restate the credit facility in its entirety and to establish a revolving credit facility with an initial maximum aggregate commitment of $30,000,000 (as adjusted, the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, the Company may request that the Facility Amount be increased to a maximum of $60,000,000. The Amended and Restated Credit Facility is initially secured by San Jacinto Esplanade, Aurora Commons and Constitution Trail. In connection with the Constitution Transaction, the entire outstanding notes payable balance due to Constitution Trail’s prior lender was fully paid, and the new outstanding principal balance of the Amended and Restated Credit Facility was $20,800,000, as of August 4, 2014.

The Amended and Restated Credit Facility matures on August 4, 2017. The Company has the right to prepay the Amended and Restated Credit Facility in whole at any time or in part from time to time, subject to the payment of certain expenses, costs or liabilities potentially incurred by the lenders as a result of the prepayment and subject to certain other conditions contained in the loan documents.

Each loan made pursuant to the Amended and Restated Credit Facility will be either a LIBOR Rate Loan or a Base Rate Loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay KeyBank an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum if the usage under the Amended and Restated Credit Facility is less than or equal to 50% of the Facility Amount, and 0.20% per annum if the usage under the Amended and Restated Credit Facility is greater than 50% of the Facility Amount.

The Company is providing a guaranty of all of its obligations under the Amended and Restated Credit Facility and all other loan documents in connection with the Amended and Restated Credit Facility. The Company also paid Glenborough a financing coordination fee of $300,000 in connection with the Amended and Restated Credit Facility.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 or the “Exchange Act”). Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of June 30, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992).

Based on its assessment, our management concluded that, as of June 30, 2014, our internal control over financial reporting was effective. There have been no other changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We continue to be a party to, or have a financial interest in, the material legal proceedings previously disclosed in Part I, Item 3 of our 2013 Annual Report on Form 10-K. The following disclosure includes material developments that occurred during the six months ended June 30, 2014.

Litigation Concerning Termination of Property Management Agreements

On or about September 9, 2013, TNP Property Manager, LLC (“TNP Property Manager”), the Company’s former property manager, commenced a civil action in the Superior Court of the State of California for Orange County against Glenborough and the Company. The Company was not served until October 15, 2013. The complaint relates to the termination by the Company of the property management agreements between TNP Property Manager and the subsidiaries of the Company that own the various real estate projects in the Company’s portfolio and the selection of Glenborough to act as the Company’s new property manager. TNP Property Manager alleges that there was no valid basis for the Company to terminate the prior property management agreements and that the Company is now in breach of the agreements. In addition, the TNP Property Manager accuses Glenborough of “intentional interference with economic relationship.” From the Company, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5 million. From Glenborough, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5 million, an award of punitive damages in an unspecified amount, and equitable relief. Glenborough has submitted a request for indemnification to the Company, and the Company has agreed to advance Glenborough’s litigation expenses based on the Company’s obligation under the Consulting Agreement. On November 8, 2013, the Company filed a demurrer, seeking dismissal of the complaint on the grounds that the Company is not a proper defendant because it not a party to the agreements in question and that, in any event, the agreements contain mandatory arbitration provisions. On January 28, 2014, TNP Property Manager filed a notice stating that it did not oppose the demurrer but requesting leave to amend its complaint. On March 17, 2014, the Court granted the demurrer and granted TNP Property Manager leave to amend its complaint. On April 9, 2014, rather than amend its complaint, TNP Property Manager dismissed the action as against the Company. The action continues as against Glenborough. The Company believes that it validly terminated the property management agreements and intends to defend vigorously any claims that TNP Property Manager may assert against it in the future. Through June 30, 2014, the Company has incurred $32,000 in indemnification litigation expenses related to this matter.

Securities Litigation

On or about September 23, 2013, a civil action captioned Stephen Drews v. TNP Strategic Retail Trust, Inc., et al., SA-CV-13-1488-PA-DFMx, was commenced in the United States District Court for the Central District of California. The named defendants were the Company, various of its present or former officers and directors, including Anthony W. Thompson, and several entities controlled by Mr. Thompson. The plaintiff alleged that he invested in connection with the initial public offering of the Company’s shares (the “IPO”) and purported to represent a class consisting of all persons who invested in connection with the IPO between September 23, 2010 and February 7, 2013. The plaintiff alleged that the Company and all of the individual defendants violated Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) because the offering materials used in connection with the IPO allegedly failed to disclose financial difficulties that Mr. Thompson and the entities controlled by him were experiencing. Additional claims under the Securities Act were asserted against Mr. Thompson, the entities controlled by Mr. Thompson and the other individual defendants who were employees of Mr. Thompson. The complaint sought a class-wide award of damages in an unspecified amount. On October 22, 2013, the plaintiff filed a notice of voluntary dismissal without prejudice. On October 23, 2013, a virtually identical complaint was filed in the United States District Court for the Northern District of California, asserting the same claims against the same defendants. The only material difference was that an additional plaintiff was added. Like the original plaintiff, the additional plaintiff alleges that he invested in connection with the IPO. The new action is captioned Lewis Booth, et al. v. Strategic Realty Trust, Inc., et al., CV-13-4921-JST. On January 27, 2014, the Court entered an order appointing lead plaintiffs and lead plaintiffs’ counsel. On March 13, 2014, the plaintiffs filed an amended complaint. The amended complaint contains the same claims as the original complaint and adds additional common law claims, including claims that the Company’s directors breached their fiduciary duties, and that the Company and its directors have been unjustly enriched. On April 28, 2014, the Company and the individual defendants other than Mr. Thompson or employees of Mr. Thompson moved to dismiss the amended complaint. On July 29, 2014, the Court granted the motion in part and denied the motion in part. Specifically, the Court dismissed the claim for breach of fiduciary duty with leave to amend and dismissed the claim for unjust enrichment with prejudice. On July 31, 2014, the plaintiffs advised the Court that they did not intend to amend their pleading to re-assert the claim for breach of fiduciary duty. The Company believes that the claims brought against the Company and the individual defendants other than Mr. Thompson or employees of Mr. Thompson are without merit and intends to defend the action vigorously.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors previously disclosed in Part I, Item 1A of our 2013 Annual Report on Form 10-K.

There were no material changes from these risk factors during the three months ended June 30, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended, or the “Securities Act”.

We have adopted a share redemption program that may provide limited liquidity to our stockholders. Our share redemption program was suspended effective January 15, 2013. During the three months ended June 30, 2014, there were no shares redeemed pursuant to our share redemption program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

As of the three months ended June 30, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2014.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975))

3.1.2	Articles of Amendment, dated August 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)

3.1.3	Articles Supplementary, dated November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2013)

3.1.4	Articles Supplementary, dated January 22, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2014)

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 28, 2014)

10.1	First Amendment to the Advisory Agreement, dated July 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2014)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

