Form 10-Q
period 2014-09-30
Strategic Realty Trust, Inc.
filed 2014-11-14
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 7, 2014, there were 10,969,714 shares of the Registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2014, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2013, as filed with the SEC on March 31, 2014. The financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Investments in real estate
Land	$46,081,000	$49,546,000
Building and improvements	109,998,000	115,218,000
Tenant improvements	9,945,000	9,371,000
	166,024,000	174,135,000
Accumulated depreciation	(15,486,000)	(12,009,000)
Investments in real estate, net	150,538,000	162,126,000
Cash and cash equivalents	3,261,000	2,233,000
Restricted cash	6,128,000	4,475,000
Prepaid expenses and other assets, net	1,541,000	1,698,000
Tenant receivables, net	2,545,000	3,131,000
Lease intangibles, net	14,142,000	16,341,000
Assets held for sale	5,189,000	20,890,000
Deferred financing costs, net	1,951,000	2,063,000
TOTAL ASSETS	$185,295,000	$212,957,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable	$121,887,000	$124,017,000
Accounts payable and accrued expenses	2,332,000	2,143,000
Amounts due to affiliates	218,000	442,000
Other liabilities	3,460,000	3,220,000
Liabilities related to assets held for sale	3,567,000	19,987,000
Below market lease intangibles, net	5,664,000	6,065,000
TOTAL LIABILITIES	137,128,000	155,874,000
Commitments and contingencies (Note 12)
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized, 10,969,714 issued and outstanding at September 30, 2014 and at December 31, 2013	110,000	110,000
Additional paid-in capital	96,279,000	96,261,000
Accumulated deficit	(51,900,000)	(43,266,000)
Total stockholders' equity	44,489,000	53,105,000
Non-controlling interests	3,678,000	3,978,000
TOTAL EQUITY	48,167,000	57,083,000
TOTAL LIABILITIES AND EQUITY	$185,295,000	$212,957,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Rental and reimbursements	$5,834,000	$4,599,000	$16,325,000	$15,776,000
Expense:
Operating and maintenance	2,163,000	1,731,000	5,856,000	6,041,000
General and administrative	1,148,000	706,000	3,333,000	3,493,000
Depreciation and amortization	1,959,000	2,310,000	5,969,000	6,581,000
Transaction expenses	-	(4,000)	-	38,000
Interest expense	2,062,000	2,187,000	6,505,000	6,931,000
	7,332,000	6,930,000	21,663,000	23,084,000
Operating loss	(1,498,000)	(2,331,000)	(5,338,000)	(7,308,000)

Other expense:
Other expense	(434,000)	-	(434,000)	-
Loss on impairment of real estate	(3,900,000)	-	(3,900,000)	-
Loss on extinguishment of debt	(295,000)	-	(295,000)	-
Loss from continuing operations	(6,127,000)	(2,331,000)	(9,967,000)	(7,308,000)

Discontinued operations:
Income (loss) from discontinued operations	13,000	(296,000)	(27,000)	(2,449,000)
Gain (loss) on impairment and disposal of real estate	(108,000)	(161,000)	3,084,000	4,566,000
Loss on extinguishment of debt	-	(5,394,000)	-	(5,590,000)
Income (loss) from discontinued operations	(95,000)	(5,851,000)	3,057,000	(3,473,000)

Net loss	(6,222,000)	(8,182,000)	(6,910,000)	(10,781,000)
Net loss attributable to non-controlling interests	(465,000)	(383,000)	(140,000)	(481,000)
Net loss attributable to common stockholders	$(5,757,000)	$(7,799,000)	$(6,770,000)	$(10,300,000)

Basic earnings (loss) per common share:
Continuing operations	$(0.52)	$(0.20)	$(0.85)	$(0.64)
Discontinued operations	(0.01)	(0.51)	0.23	(0.30)
Net loss attributable to common shares	$(0.53)	$(0.71)	$(0.62)	$(0.94)

Diluted earnings (loss) per common share:
Continuing operations	$(0.52)	$(0.20)	$(0.85)	$(0.64)
Discontinued operations	(0.01)	(0.51)	0.23	(0.30)
Net loss attributable to common shares	$(0.53)	$(0.71)	$(0.62)	$(0.94)

Weighted average shares outstanding used to calculate earnings (loss) per common share:
Basic	10,969,714	10,967,963	10,969,714	10,964,563
Diluted	10,969,714	10,967,963	10,969,714	10,964,563

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					Total
	Number of		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Shares	Par Value	Paid-in Capital	Deficit	Equity	Interests	Equity
BALANCE — December 31, 2013	10,969,714	$110,000	$96,261,000	$(43,266,000)	$53,105,000	$3,978,000	$57,083,000
Stock compensation expense	-	-	18,000	-	18,000	-	18,000
Distributions	-	-	-	(1,864,000)	(1,864,000)	(160,000)	(2,024,000)
Net loss	-	-	-	(6,770,000)	(6,770,000)	(140,000)	(6,910,000)
BALANCE — September 30, 2014	10,969,714	$110,000	$96,279,000	$(51,900,000)	$44,489,000	$3,678,000	$48,167,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(6,910,000)	$(10,781,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss on impairment and disposal of real estate	816,000	828,000
Loss on extinguishment of debt	295,000	-
Straight-line rent	(213,000)	(672,000)
Amortization of deferred costs and notes payable premium/discount	584,000	1,422,000
Depreciation and amortization	5,969,000	9,142,000
Amortization of above and below-market leases	55,000	471,000
Bad debt expense (income)	(200,000)	977,000
Stock-based compensation expense	18,000	33,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	80,000	(563,000)
Tenant receivables	890,000	(7,000)
Prepaid rent	(227,000)	(381,000)
Accounts payable and accrued expenses	70,000	(2,824,000)
Amounts due to affiliates	(224,000)	880,000
Other liabilities	344,000	425,000
Net change in restricted cash for operational expenditures	(1,159,000)	146,000
Net cash provided by (used in) operating activities	188,000	(904,000)

Cash flows from investing activities:
Net proceeds from the sale of real estate	20,347,000	4,461,000
Improvements, capital expenditures, and leasing costs	(1,519,000)	(346,000)
Tenant lease incentive	-	11,000
Net change in restricted cash for capital expenditures	(494,000)	(318,000)
Net cash provided by investing activities	18,334,000	3,808,000

Cash flows from financing activities:
Proceeds from issuance of common stock	-	502,000
Proceeds from issuance of member interests	-	1,929,000
Distributions	(1,905,000)	(457,000)
Payment of offering costs	-	(21,000)
Proceeds from notes payable	17,400,000	500,000
Repayment of notes payable	(32,222,000)	(6,047,000)
Payment of loan fees and financing costs	(767,000)	-
Net change in restricted cash for financing activities	-	373,000
Net cash used in financing activities	(17,494,000)	(3,221,000)

Net increase (decrease) in cash and cash equivalents	1,028,000	(317,000)
Cash and cash equivalents – beginning of period	2,233,000	1,707,000
Cash and cash equivalents – end of period	$3,261,000	$1,390,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock under the DRIP	$-	$246,000
Notes payable balance assumed on sale of real estate	$-	$19,717,000
Notes payable balance on extinguishment of debt	$-	$28,666,000
Investments in real estate transferred related to deed in lieu transaction	$-	$34,070,000
Cash distributions declared but not paid	$702,000	$42,000
Cash paid for interest	$6,249,000	$10,249,000

See accompanying notes to the condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 in shares of its common stock to the public in its primary offering at $10.00 per share and 10,526,316 shares of its common stock to the Company’s stockholders at $9.50 per share pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. On February 7, 2013, the Company terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP. As of the termination of the Offering on February 7, 2013 and as of September 30, 2014, the Company had accepted subscriptions for, and issued, 10,969,714 shares of common stock (net of share redemptions), including 391,182 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $108,357,000.

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

Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (formerly TNP Strategic Retail Operating Partnership, L.P.), a Delaware limited partnership (the “OP”). The initial limited partners of the OP were Prior Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP Holdings”) affiliated with Prior Advisor. Prior Advisor invested $1,000 in the OP in exchange for common units of the OP (“Common Units”) and TNP Holdings invested $1,000 in the OP in exchange for a separate class of limited partnership units (“Special Units”). As the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of September 30, 2014 and December 31, 2013, the Company owned 96.2% of the limited partnership interest in the OP. As of December 31, 2013, Prior Advisor owned 0.01% of the limited partnership interest in the OP which was sold to Glenborough Property Partners, LLC (“GPP”), an affiliate of Glenborough, on January 24, 2014. Following the expiration of the Prior Advisory Agreement, the Special Units owned by TNP Holdings were redeemed for cause, as defined in the Prior Advisory Agreement. In connection with the execution of the Advisory Agreement, the Advisor or its affiliate was to contribute $1,000 to the OP in exchange for a separate class of Special Units, and this transaction was completed in April 2014.

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

The Company has invested in a portfolio of income-producing retail properties located throughout the United States, with a focus on grocery anchored multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. As of September 30, 2014, the Company’s portfolio was comprised of 16 properties, including one property held for sale, with approximately 1,525,000 rentable square feet of retail space located in 11 states. As of September 30, 2014, the rentable space at the Company’s retail properties was 87% leased.

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

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as, whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2014, the Company did not have any joint ventures or variable interests in any unconsolidated variable interest entities.

Non-Controlling Interests

The Company’s non-controlling interests are comprised primarily of the Common Units in the OP and membership interest in SRT Secured Holdings, LLC (“Secured Holdings”), formerly known as TNP SRT Secured Holdings, LLC, one of the Company’s subsidiaries. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the condensed consolidated financial statements, but separate from common stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) attributable to common stockholders on the condensed consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the condensed consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at September 30, 2014, qualified as permanent equity.

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

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in tenant receivables, net on the condensed consolidated balance sheets, was $1,736,000 and $1,411,000 at September 30, 2014 and December 31, 2013, respectively.

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

The Company recognizes gains or losses on sales of real estate in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). Gains are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) the Company’s receivable, if any, is not subject to future subordination; and (d) the Company has transferred to the buyer the usual risks and reward of ownership, and the Company does not have a substantial continuing involvement with the property. The results of operations of income producing properties where the Company does not have a continuing involvement are presented in the discontinued operations section of the Company’s condensed consolidated statements of operations when the property has been classified as held for sale or sold prior to April 30, 2014. See “– Recent Accounting Pronouncements” below for additional information.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Generally, the Company does not obtain security deposits from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of September 30, 2014, Schnuck Markets, Inc. is the Company’s largest tenant (by square feet) and accounted for approximately 128,000 square feet, or approximately 8% of the Company’s gross leasable area, and approximately $833,000, or 5%, of the Company’s annual minimum rent. Two other large tenants, Publix Supermarkets, Inc., and Starplex Operating L.P., accounted for approximately 7% and 6%, respectively, of the Company’s annual minimum rent. No other tenant accounted for over 5% of the Company’s annual minimum rent. There were no outstanding receivables from Schnuck Markets, Inc., Publix Supermarkets, Inc., and Starplex Operating L.P. at September 30, 2014, compared to $35,000, $87,000, and $0, respectively, at December 31, 2013.

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

Acquisition costs are expensed as incurred. During the nine months ended September 30, 2014 and 2013, the Company did not acquire any properties. Costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable and costs incurred which are expected to result in future period disposals of property not currently classified as held for sale properties have been expensed and are also classified in the condensed consolidated statement of operations as transaction expenses.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s results of operations. These allocations also impact depreciation expense, amortization expense and gains or losses recorded on future sales of properties.

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

Investments in Real Estate

Real property is recorded at estimated fair value at time of acquisition with subsequent additions at cost, less accumulated depreciation and amortization. Costs include those related to acquisition, development and construction, including tenant improvements, interest incurred during development, costs of pre-development and certain direct and indirect costs of development.

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

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures, property sale capitalization rates, and expected holding period of the property. For the three and nine months ended September 30, 2014, the Company recorded impairment losses of $2,500,000 and $1,400,000 on its investments in Constitution Trail and Topaz Marketplace, respectively. See Note 7. “Fair Value Disclosures” for additional information regarding the impairment loss. The Company did not record any impairment losses during the three and nine months ended September 30, 2013.

Assets Held for Sale and Discontinued Operations

When certain criteria are met, long-lived assets are classified as held for sale and are reported at the lower of their carrying value or their fair value, less costs to sell, and are no longer depreciated. Discontinued operations is a component of an entity that has either been disposed of or is deemed to be held for sale and (i) the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and (ii) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. See “– Recent Accounting Pronouncements” below for additional information.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company accounts for non-vested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) as participating securities, which are included in the computation of earnings per share pursuant to the two-class method. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.

Reclassification

Assets sold or held for sale have been reclassified on the condensed consolidated balance sheets. For operating properties sold prior to April 30, 2014, the related operating results have been reclassified from continuing to discontinued operations on the condensed consolidated statements of operations, and the operating results of assets sold or held for sale from the prior year have been reclassified on the condensed consolidated statements of operations to conform to current period presentation.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment. ASU No. 2014-08 raises the criteria for reporting discontinued operations on an entity’s financial statements. Under the revised standard, a disposal of a component of an entity is required to be reported as discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 is effective for annual periods beginning on or after December 15, 2014, and early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. As the Company’s disposals generally do not represent a strategic shift, the adoption of ASU No. 2014-08 should eliminate the need to report such disposals as discontinued operations on the Company’s financial statements for any disposals that were not previously classified as discontinued operations. As permitted by the standard, the Company has elected to early adopt the provisions of ASU No. 2014-08 and is applying the provisions prospectively for all disposals after April 30, 2014.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. ASU No. 2014-09 is effective for annual periods beginning on or after December 15, 2016, and early adoption is not permitted. The Company is in the process of evaluating the future impact of the guidance on its consolidated financial statements.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company reports operating properties sold in periods prior to April 30, 2014, as discontinued operations. The results of these discontinued operations are included as a separate component on the condensed consolidated statements of operations under the caption “Discontinued operations”.

On January 8, 2014, the Company completed the sale of Visalia Marketplace in Visalia, California for a gross sales price of $21,100,000. The Company originally acquired Visalia Marketplace in June 2012 for $19,000,000. In accordance with the terms of the loan documents with KeyBank, 80% of the net proceeds from the sale were released from escrow to pay down and reduce the prior line of credit balance with KeyBank.  The Company classified assets and liabilities (including the line of credit) related to Visalia Marketplace as held for sale in the consolidated balance sheet at December 31, 2013. The results of operations related to Visalia Marketplace continue to be classified as discontinued operations for the three and nine months ended September 30, 2014 and 2013 because the property was classified as such in previously issued financial statements.

On December 20, 2013, the Company completed the sale of Craig Promenade in Las Vegas, Nevada for a gross sales price of $10,100,000. The Company originally acquired Craig Promenade in March 2011 for $12,800,000. On February 19, 2013, the Company completed the sale of the McDonald’s parcel at Willow Run Shopping Center in Westminster, Colorado for a gross sales price of $1,050,000, and then on October 31, 2013, the Company completed the sale of the entire Willow Run Shopping Center for a gross sales price of $10,825,000. The Company originally acquired Willow Run Shopping Center in May 2012 for $11,550,000. The results of operations related to Craig Promenade and Willow Run Shopping Center were classified as discontinued operations for the three and nine months ended September 30, 2013.

On November 9, 2012, TNP SRT Lahaina Gateway, LLC, the Company’s wholly-owned subsidiary (“TNP SRT Lahaina”), financed TNP SRT Lahaina’s acquisition of a ground lease interest in the Lahaina Gateway property, a multi-tenant necessity retail center located in Lahaina, Hawaii, with the proceeds of a loan (the “Lahaina Loan”) from DOF IV REIT Holdings, LLC (the “Lahaina Lender”). On August 1, 2013, in order to resolve its obligations under the Lahaina Loan, mitigate certain risks presented by the terms of the Lahaina Loan and avoid potential litigation and foreclosure proceedings (and the associated costs and delays), TNP SRT Lahaina granted and conveyed all of TNP SRT Lahaina’s right, title and interest in and to the leasehold estate in the Lahaina Gateway property, including all leases, improvements, licenses and permits and personal property related thereto, to DOF IV Lahaina, LLC, an affiliate of the Lahaina Lender, pursuant to a deed in lieu of foreclosure agreement by and among the Company, TNP SRT Lahaina and the Lahaina Lender. The results of operations related to Lahaina Gateway were classified as discontinued operations for the three and nine months ended September 30, 2013, and for the year ended December 31, 2013, the Company realized a loss of $5,404,000 associated with the deed in lieu transaction (see Note 6. “Notes Payable”).

On January 22, 2013, the Company completed the sale of Waianae Mall in Waianae, Hawaii for a gross sales price of $30,500,000. The Company originally acquired Waianae Mall in June 2010 for $25,688,000. The results of operations related to Waianae Mall were classified as discontinued operations for the three and nine months ended September 30, 2013.

The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2014 and 2013, are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues from rental property	$2,000	$1,526,000	$61,000	$7,080,000
Rental property expenses	(11,000)	759,000	76,000	3,401,000
Depreciation and amortization expenses	-	571,000	-	2,744,000
Transaction expenses	-	-	-	78,000
Interest expense	-	492,000	12,000	3,306,000
Operating income (loss) from discontinued operations	13,000	(296,000)	(27,000)	(2,449,000)
Gain (loss) on impairment and disposal of real estate	(108,000)	(161,000)	3,084,000	4,566,000
Loss on extinguishment of debt	-	(5,394,000)	-	(5,590,000)
Income (loss) from discontinued operations	$(95,000)	$(5,851,000)	$3,057,000	$(3,473,000)

During the three months ended September 30, 2014, the Company placed San Jacinto Esplanade in San Jacinto, California on the market for sale, and on September 15, 2014, the Company entered into a sales contract with a buyer to sell the property. The gross sales price is $5,700,000, and the sale is expected to close on or around November 20, 2014. As the pending sale does not represent a strategic shift in the Company’s portfolio, San Jacinto is not reported as discontinued operations on the Company’s financial statements. The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets are as follows:

	September 30, 2014	December 31, 2013
ASSETS
Investments in real estate
Land	$2,433,000	$5,449,000
Building and improvements	2,353,000	10,683,000
Tenant improvements	57,000	1,235,000
	4,843,000	17,367,000
Accumulated depreciation	(427,000)	(1,305,000)
Investments in real estate, net	4,416,000	16,062,000
Tenant receivables, net	128,000	84,000
Lease intangibles, net	645,000	4,744,000
Assets held for sale	$5,189,000	$20,890,000
LIABILITIES
Notes payable	$3,521,000	$16,213,000
Other liabilities	-	165,000
Below market lease intangibles, net	46,000	3,609,000
Liabilities related to assets held for sale	$3,567,000	$19,987,000

Amounts above are being presented at their carrying value which the Company believes to be lower than their estimated fair value less costs to sell.

4. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2014, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 22 years with a weighted-average remaining term (excluding options to extend) of seven years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled $425,000 and $391,000 as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

October 1 through December 31, 2014	$3,796,000
2015	14,927,000
2016	13,803,000
2017	12,692,000
2018	11,038,000
Thereafter	55,297,000
Total	$111,553,000

5. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of September 30, 2014 and December 31, 2013, the Company’s acquired lease intangibles and below-market lease liabilities were as follows:

	Lease Intangibles		Below-Market Lease Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Cost	$21,211,000	$23,243,000	$(7,097,000)	$(7,133,000)
Accumulated amortization	(7,069,000)	(6,902,000)	1,433,000	1,068,000
	$14,142,000	$16,341,000	$(5,664,000)	$(6,065,000)

Increases (decreases) in net income (loss) as a result of amortization of the Company’s lease intangibles and below-market lease liabilities for the three and nine months ended September 30, 2014 and 2013, were as follows:

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Amortization	$(689,000)	$(943,000)	$132,000	$229,000

	Lease Intangibles		Below-Market Lease Liabilities
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Amortization	$(2,161,000)	$(2,709,000)	$397,000	$560,000

6. NOTES PAYABLE

As of September 30, 2014 and December 31, 2013, the Company’s notes payable, excluding notes payable that may be classified under liabilities related to assets held for sale, consisted of the following:

	Principal Balance		Interest Rates At
	September 30, 2014	December 31, 2013	September 30, 2014
KeyBank Credit Facility	$18,282,000	$4,403,000	3.154% - 3.157%
Secured term loans	57,361,000	57,934,000	5.10% - 5.93%
Mortgage loans	44,994,000	60,430,000	4.50% - 10.00%
Unsecured loans	1,250,000	1,250,000	8.00%
Total	$121,887,000	$124,017,000

During the three months ended September 30, 2014 and 2013, the Company incurred $2,062,000 and $2,187,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $177,000 and $345,000, respectively.

During the nine months ended September 30, 2014 and 2013, the Company incurred $6,505,000 and $6,931,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $584,000 and $774,000, respectively.

As of September 30, 2014 and December 31, 2013, interest expense payable was $439,000 and $979,000, respectively.

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of September 30, 2014:

Amount
October 1 through December 31, 2014	$430,000
2015	3,025,000
2016	18,361,000
2017	71,158,000
2018	639,000
Thereafter	28,274,000
$121,887,000

KeyBank Amended and Restated Credit Facility Agreement

On August 4, 2014, the Company entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank to amend and restate an original 2010 Credit Facility (defined below) in its entirety and to establish a revolving credit facility with an initial maximum aggregate commitment of $30,000,000 (as adjusted, the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, the Company may request that the Facility Amount be increased to a maximum of $60,000,000. The Amended and Restated Credit Facility is initially secured by San Jacinto Esplanade, Aurora Commons and Constitution Trail.

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

On August 4, 2014, as required by the Amended and Restated Credit Facility, the OP contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owns the Constitution Trail property, to Secured Holdings (the “Constitution Transaction”) for additional membership interests in Secured Holdings. Secured Holdings is jointly owned by the OP and SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough. Prior to the Constitution Transaction, the OP owned 88% of the membership interests in Secured Holdings and SRT Manager owned 12% of the membership interests in Secured Holdings. Following the Constitution Transaction, the OP owns 91.67% of the membership interests in Secured Holdings and SRT Manager owns 8.33% of the membership interests in Secured Holdings, which was derived based on the fair value of the property at the date of the contribution.

In connection with the Constitution Transaction, the entire outstanding notes payable balance due to Constitution Trail’s prior lender was fully paid, and the new outstanding principal balance of the Amended and Restated Credit Facility was $20,800,000, as of August 4, 2014.

The original line of credit was entered into on December 17, 2010 between the Company, through its subsidiary, Secured Holdings, and KeyBank (and certain other lenders, collectively, the “Lenders”) to establish a secured revolving credit facility with an initial maximum aggregate commitment of $35,000,000 (the “2010 Credit Facility”). On August 4, 2014, the 2010 Credit Facility was replaced by the Amended and Restated Credit Facility.

Borrowings under the 2010 Credit Facility were secured by (1) pledges by the Company, the OP, Secured Holdings, and certain subsidiaries of Secured Holdings, of their respective direct and indirect equity ownership interests in, as applicable, any subsidiary of Secured Holdings or the Company which directly or indirectly owns real property, subject to certain limitations and exceptions; (2) guarantees, granted by the Company and the OP on a joint and several basis, of the prompt and full payment of all of the obligations under the 2010 Credit Facility; (3) a security interest granted in favor of KeyBank with respect to all operating, depository, escrow and security deposit accounts and all cash management services of the Company, the OP, Secured Holdings and any other borrower under the 2010 Credit Facility; and (4) a deed of trust, assignment agreement, security agreement and fixture filing in favor of KeyBank with respect to the San Jacinto Esplanade and Aurora Commons properties. As discussed below, due to the Company’s events of default under the 2010 Credit Facility, the Company entered into a forbearance agreement with KeyBank.

Under the 2010 Credit Facility, the Company was required to comply with certain restrictive and financial covenants. In January 2013, the Company became aware of a number of events of default under the 2010 Credit Facility relating to, among other things, the Company’s failure to use the net proceeds from its sale of shares in the Offering and the sale of its assets to repay borrowings under the 2010 Credit Facility as required by the 2010 Credit Facility and its failure to satisfy certain financial covenants under the 2010 Credit Facility (collectively, the “Existing Events of Default”). The Company also failed to comply with certain financial covenants at March 31, 2013. Due to the Existing Events of Default, the Lenders became entitled to exercise all of their rights and remedies under the 2010 Credit Facility and applicable law.

On April 1, 2013, the Company, the OP, certain subsidiaries of the OP which are borrowers under the 2010 Credit Facility (collectively, the “Borrowers”) and KeyBank, as lender and agent for the other Lenders, entered into a forbearance agreement (the “Forbearance Agreement”) which amended the terms of the 2010 Credit Facility and provided for certain additional agreements with respect to the Existing Events of Default. On July 31, 2013, the OP, the Borrowers and KeyBank entered into an amendment to the Forbearance Agreement which extended the forbearance period under the Forbearance Agreement. Pursuant to the terms of the Forbearance Agreement (as amended), KeyBank and the other Lenders agreed to forbear the exercise of their rights and remedies with respect to the Existing Events of Default until the earliest to occur of (1) January 31, 2014; (2) the Company’s default under or breach of any of the representations or covenants under the Forbearance Agreement; or (3) the date any additional events of defaults (other than the Existing Events of Default) under the 2010 Credit Facility occurred or became known to KeyBank or any other Lender.

On December 11, 2013, the Company, the OP, the Borrowers and KeyBank entered into the second amendment to Forbearance Agreement. The second forbearance amendment amended the Forbearance Agreement and the 2010 Credit Facility as follows:

•	The Lenders’ obligation to provide forbearance terminates on the first to occur of (1) July 31, 2014; (2) a default under or breach of any of the representations, warranties or covenants of the Forbearance Agreement; or (3) an event of default (other than the Existing Events of Default) under the loan documents related to the 2010 Credit Facility occurring or becoming known to any Lender (such date the “Forbearance Expiration Date”).

•	The entire outstanding principal balance, and all interest thereon, of the outstanding Tranche A loans under the 2010 Credit Facility became due and payable in full on July 31, 2014, instead of January 31, 2014.

•	The Company, the OP and the Borrowers were required to apply eighty percent (80%), as opposed to one hundred percent (100%), of the net proceeds received from specified capital events, including a sale or refinancing of the Company’s properties, to Tranche A loans, unless an event of default, other than the Existing Events of Default, occurred, in which case they had to apply one hundred percent (100%) of the net proceeds to Tranche A loans.

•	The Company, the OP and the Borrowers were permitted to pay distributions, provided that the aggregate amount of such distributions did not exceed one hundred percent (100%) of the Company’s Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), as defined in the 2010 Credit Facility agreement.

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

On July 31, 2014, in connection with the negotiation of the Amended and Restated Credit Facility, KeyBank agreed to extend the forbearance period under the Forbearance Agreement to August 14, 2014.

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

KeyBank Mezzanine Loan

On June 13, 2012, the Company, through TNP SRT Portfolio II Holdings, LLC obtained a mezzanine loan from KeyBank in the original principal amount of $2,000,000. The proceeds of the mezzanine loan were used to refinance the portions of the 2010 Credit Facility secured by Morningside Marketplace, Cochran Bypass (Bi-Lo Grocery Store), Ensenada Square, Florissant Marketplace and Turkey Creek. The mezzanine loan was repaid in full in January 2013 using a portion of the proceeds from the sale of the Waianae Mall.

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

The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of September 30, 2014 and December 31, 2013:

September 30, 2014	Carrying Value (1)	Fair Value (2)
Notes Payable	$121,887,000	$123,439,000

December 31, 2013	Carrying Value (1)	Fair Value (2)
Notes Payable	$124,017,000	$124,306,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of September 30, 2014 and December 31, 2013.

(2)	The estimated fair value of the notes payable is based upon the estimated present value of the Company’s notes payable based on prevailing market interest rates.

As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the properties. With the exception of Constitution Trail and Topaz Marketplace, all appraisals presented values in excess of the carrying value of such properties as of September 30, 2014. During the three months ended September 30, 2014, the Company re-evaluated the strategy and possible holding periods of its properties and determined that the holding periods for Constitution Trail and Topaz Marketplace may be significantly reduced. As a result, for the three and nine months ended September 30, 2014, the Company recorded impairment losses of $2,500,000 and $1,400,000 on its investments in Constitution Trail and Topaz Marketplace, respectively, based on the properties’ excess carrying value over its appraised value at September 30, 2014.

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

Member Interests

On July 9, 2013, SRT Manager made a cash investment of $1,929,000 in Secured Holdings pursuant to a Membership Interest Purchase Agreement by and among the Company, SRT Manager, Secured Holdings, and the OP, which resulted in SRT Manager owning a 12% membership interest in Secured Holdings and the OP owning the remaining 88% membership interest in Secured Holdings. The Company’s independent directors negotiated and approved the transaction in order to help enable the Company to meet its short-term liquidity needs for operations, as well as to build working capital for future operations. Following the Constitution Transaction on August 4, 2014 (see Note 6. “Notes Payable”), the OP owns a 91.67% membership interest in Secured Holdings and SRT Manager owns a 8.33% membership interest in Secured Holdings.

As of September 30, 2014, Secured Holdings owns three of the 16 multi-tenant retail properties in the Company’s property portfolio.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of September 30, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding.

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

Effective January 15, 2013, the Company suspended its share redemption program, including redemptions upon death and disability, and the Company did not redeem any common shares under its share redemption program during the three and nine months ended September 30, 2014 and 2013.

Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

For so long as the Company remained in default under the terms of the 2010 Credit Facility, KeyBank prohibited the payment of distributions to investors in the Company. Effective January 15, 2013, the Company announced that it would no longer be making monthly distributions. On December 9, 2013, the Company announced that it had successfully modified the 2010 Credit Facility such that the Company may re-establish distributions so long as the total amount paid does not exceed 100% of the Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), as defined in the 2010 Credit Facility agreement and pursuant to the terms and conditions of the Amended and Restated Credit Facility, there are certain restrictions on the amount of distributions that are tied to the Company’s Adjusted Funds from Operations (as defined in the Amended and Restated Credit Facility), provided, however, that the Company is not restricted from any distributions necessary in order to maintain its status as a REIT.

As a result, on December 9, 2013 and again on March 24, 2014, the Company declared a quarterly distribution in the amount of $0.05 per share on the outstanding common shares of the Company, payable to stockholders of record as of December 31, 2013 and March 31, 2014, which were paid on January 31, 2014 and April 30, 2014, respectively. For the three months ended June 30, 2014 and September 30, 2014, the Company declared quarterly distributions in the amount of $0.06 per share on the outstanding common shares, payable to stockholders of record as of June 30, 2014 and September 30, 2014, respectively. The distributions were paid on July 30, 2014 and October 31, 2014, respectively. The Company’s board of directors will continue to evaluate the Company’s ability to make future quarterly distributions based on the Company’s other operational cash needs.

The following table sets forth the distributions declared to the Company’s common stockholders and Common Unit holders for the nine months ended September 30, 2014, and the year ended December 31, 2013, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05000	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	0.06000	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	0.06000	658,000	26,000	684,000
				$1,864,000	$74,000	$1,938,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2013	1/18/2013	1/18/2013	$0.05833	$636,000	$25,000	$661,000
Second Quarter 2013	N/A	N/A	-	-	-	-
Third Quarter 2013	N/A	N/A	-	-	-	-
Fourth Quarter 2013	12/31/2013	1/31/2014	0.05000	548,000	22,000	570,000
				$1,184,000	$47,000	$1,231,000

Distribution Reinvestment Plan

The Company adopted the DRIP to allow common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP. The DRIP was terminated effective February 7, 2013 in connection with the expiration of the Offering and the Company’s deregistration of all of the unsold shares registered for sale pursuant to the Offering. As a result, for the three and nine months ended September 30, 2014, no distributions were reinvested, and no shares of common stock were issued under the DRIP. For the nine months ended September 30, 2013, $246,000 in distributions were reinvested and 25,940 shares of common stock were issued under the DRIP.

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

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator - basic and diluted
Net loss from continuing operations	$(6,127,000)	$(2,331,000)	$(9,967,000)	$(7,308,000)
Net loss attributable non-controlling interests	462,000	124,000	624,000	313,000
Net loss attributable to common shares	(5,665,000)	(2,207,000)	(9,343,000)	(6,995,000)
Net income (loss) from discontinued operations	(95,000)	(5,851,000)	3,057,000	(3,473,000)
Net (income) loss attributable to non-controlling interests	3,000	259,000	(484,000)	168,000
Net loss attributable to common shares	$(5,757,000)	$(7,799,000)	$(6,770,000)	$(10,300,000)
Denominator - basic and diluted
Basic weighted average common shares	10,969,714	10,967,963	10,969,714	10,964,563
Effect of dilutive securities
Common Units (1)	-	-	-	-
Diluted weighted average common shares	10,969,714	10,967,963	10,969,714	10,964,563
Basic earnings (loss) per common share
Net loss from continuing operations attributable to common shares	$(0.52)	$(0.20)	$(0.85)	$(0.64)
Net earnings (loss) from discontinued operations attributable to common shares	(0.01)	(0.51)	0.23	(0.30)
Net loss attributable to common shares	$(0.53)	$(0.71)	$(0.62)	$(0.94)
Diluted earnings (loss) per common share
Net loss from continuing operations attributable to common shares	$(0.52)	$(0.20)	$(0.85)	$(0.64)
Net earnings (loss) from discontinued operations attributable to common shares	(0.01)	(0.51)	0.23	(0.30)
Net loss attributable to common shares	$(0.53)	$(0.71)	$(0.62)	$(0.94)

(1)	Number of convertible Common Units pursuant to the redemption rights outlined in the Company's registration statement on Form S-11. Anti-dilutive for all periods presented.

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

For the three months ended September 30, 2014 and 2013, the Company recognized compensation expense of $4,000 and $8,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. For the nine months ended September 30, 2014 and 2013, the Company recognized compensation expense of $18,000 and $33,000, respectively. Shares of restricted common stock have full voting rights and rights to dividends.

As of September 30, 2014 and December 31, 2013, there was $51 and $18,000, respectively, of total unrecognized compensation expense related to non-vested shares of restricted common stock. As of September 30, 2014, this expense is expected to be realized over the remaining period of the year. As of September 30, 2014 and December 31, 2013, 1,667 and 3,333 shares of restricted common stock remain unvested with a fair value of $15,000 and $30,000, respectively. During the nine months ended September 30, 2014, there were no restricted stock grants issued and 1,666 shares of restricted stock vested.

A summary of the changes in restricted stock grants for the nine months ended September 30, 2014, is presented below:

		Weighted Average
	Restricted Stock	Grant Date
	(Number of Shares)	Fair Value
Balance - December 31, 2013	3,333	$9.00
Granted	-	-
Vested	1,666	-
Balance - September 30, 2014	1,667	$9.00

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

On July 9, 2013, SRT Manager, an affiliate of Advisor, acquired an initial 12% membership interest in Secured Holdings, the Company’s wholly-owned subsidiary. Following the Constitution Transaction on August 4, 2014 (see Note 6. “Notes Payable”), SRT Manager’s membership interests in Secured Holdings decreased to 8.33%.

On January 24, 2014, GPP purchased 22,222 and 111,111 shares of the Company from TNP LLC and Sharon D. Thompson, respectively, for $8.00 per share. That share purchase transaction was part of a larger settlement of issues relating to the 2013 annual meeting proxy contest, and does not necessarily reflect a market price or value for such securities (see Note 8. “Equity”).

Summary of Related Party Fees

Summarized separately below are the Prior Advisor and Advisor related party costs incurred by the Company for the three and nine months ended September 30, 2014 and 2013, respectively, and payable as of September 30, 2014 and December 31, 2013:

Prior Advisor Fees	Incurred		Incurred		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Expensed	2014	2013	2014	2013	2014	2013
Reimbursement of operating exp.	$-	$-	$-	$73,000	$-	$-
Acquisition fees	-	-	-	13,000	-	-
Property management fees	-	171,000	-	862,000	-	163,000
Guaranty fees	3,000	5,000	13,000	24,000	7,000	17,000
Disposition fees	-	-	-	924,000	-	-
	$3,000	$176,000	$13,000	$1,896,000	$7,000	$180,000
Capitalized
Leasing commission fees	-	-	-	143,000	-	-
	$-	$-	$-	$143,000	$-	$-
Additional Paid-In Capital
Selling commissions	$-	$-	$-	$32,000	$-	$-
Dealer manager fees	-	-	-	15,000	-	-
Organization and offering costs	-	-	-	7,000	-	-
	$-	$-	$-	$54,000	$-	$-

Advisor Fees	Incurred		Incurred		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Expensed	2014	2013	2014	2013	2014	2013
Consulting and accounting fees	$-	$41,000	$-	$446,000	$-	$-
Asset management fees	338,000	211,000	980,000	211,000	123,000	179,000
Reimbursement of operating exp.	12,000	14,000	43,000	30,000	12,000	5,000
Property management fees	230,000	140,000	653,000	140,000	64,000	78,000
Disposition fees	-	-	211,000	-	-	-
Interest expense on notes payable	-	1,000	-	1,000	-	-
	$580,000	$407,000	$1,887,000	$828,000	$199,000	$262,000
Capitalized
Financing coordination fees	$300,000	$-	$300,000	$-	$-	$-
Leasing commission fees	40,000	-	106,000	-	5,000	-
Legal leasing fees	76,000	-	175,000	-	7,000	-
Construction management fees	5,000	-	14,000	-	-	-
	$421,000	$-	$595,000	$-	$12,000	$-

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

As of September 30, 2014, cumulative organization and offering costs incurred by Prior Advisor on the Company’s behalf were $3,272,000, net of a reimbursement discussed below. These costs were payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, did not exceed 3% of the gross proceeds of the Offering. As of September 30, 2014, cumulative organization and offering costs reimbursed to Prior Advisor or paid directly by the Company were $4,273,000, which amount exceeded 3% of the gross proceeds from the Offering by $1,001,000. This excess amount was billed to Prior Advisor and settled as of January 31, 2013.

Under the new Advisory Agreement, the Company shall reimburse Advisor for all offering and marketing related expenses incurred on the Company’s behalf in connection with any private placement up to 2% of the gross proceeds of such private placement. There were no such expenses under the new Advisory Agreement for the three and nine months ended September 30, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Inception Through
	2014	2013	2014	2013	September 30, 2014
Selling Commissions	$-	$-	$-	$32,000	$6,905,000
Dealer Manager Fee	-	-	-	15,000	3,081,000
	$-	$-	$-	$47,000	$9,986,000

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

For the twelve months ended September 30, 2014, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.

The Company reimbursed Prior Advisor and Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Prior Advisor and Advisor such as rent and utilities; provided, however, that no reimbursement could be made for costs of such personnel to the extent that personnel are used in transactions for which Prior Advisor and Advisor received a separate fee or with respect to an officer of the Company. See the Summary of Related-Party Fees table for incurred administrative services paid to Prior Advisor and Advisor for the three and nine months ended September 30, 2014 and 2013.

Property Management Fee

The Company terminated its property management agreements with TNP Property Manager, LLC, its property manager and an affiliate of Prior Advisor, effective August 9, 2013. The Company entered into new property management agreements with Glenborough effective August 10, 2013. The terms and conditions of the new property management agreements with Glenborough are generally the same as the prior property management agreements except the property management fees are calculated at a maximum of up to 4% of gross revenue (reduced from 5% in the prior agreements) and the terms of the new property management agreements are 12 months (unlike the purported 20-year term of the prior property management agreements). The property management agreements with Glenborough have been renewed for an additional twelve months, beginning on August 10, 2014. See the Summary of Related Party Fees table for incurred property management fees for the three and nine months ended September 30, 2014 and 2013.

Acquisition and Origination Fee

The Company paid Prior Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. Under the Advisory Agreement, Advisor is entitled to receive an acquisition fee equal to 1% of the costs of investments acquired, including acquisition expenses and any debt attributable to such investments. See the Summary of Related Party Fees table for incurred acquisition fees for the three and nine months ended September 30, 2014 and 2013.

The Company paid Prior Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate-related loans. Under the Advisory Agreement, Advisor is entitled to receive an origination fee equal to 1% of the amount funded by the Company to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. There were no loan origination fees incurred for the three and nine months ended September 30, 2014 and 2013.

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

See the Summary of Related Party Fees table for incurred asset management fees for the three and nine months ended September 30, 2014 and 2013.

Disposition Fee

If Prior Advisor or its affiliates provided a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Prior Advisor or its affiliates could be paid disposition fees up to 50% of a customary and competitive real estate commission, but not to exceed 3% of the contract sales price of each property sold. Under the Advisory Agreement, the terms and conditions of the disposition fee payable to Advisor are the same as the terms for such fees under the Prior Advisory Agreement. See the Summary of Related Party Fees table for incurred disposition fees for the three and nine months ended September 30, 2014 and 2013.

Leasing Commission Fee

On June 9, 2011, pursuant to Section 11 of the Prior Advisory Agreement, the Company’s board of directors approved the payment of fees to the Prior Advisor for services it provided in connection with leasing the Company’s properties. Under the new property management agreements, Advisor shall receive a separate fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants in an amount not to exceed the fee customarily charged by similarly situated parties rendering similar services in the same geographic area for similar properties. See the Summary of Related Party Fees table for incurred leasing commission fees for the three and nine months ended September 30, 2014 and 2013.

Legal Leasing Fee

Under the new property management agreements, Advisor shall receive a market-based legal leasing fee for the negotiation and production of new leases, renewals, and amendments. See the Summary of Related Party Fees table for incurred legal leasing fees for the three and nine months ended September 30, 2014 and 2013.

Financing Coordination Fee

On January 12, 2012, the board of directors approved Amendment No. 3 to the Prior Advisory Agreement to provide for the payment of a financing coordination fee to Prior Advisor in an amount equal to 1% of any amount financed or refinanced by the Company or the OP. Under the Advisory Agreement, the Advisor will receive a financing coordination fee equal to 1% of the amount made available and/or outstanding under any (1) financing obtained or assumed, directly or indirectly, by the Company or the OP and used to acquire or originate investments; or (2) the refinancing of any financing obtained or assumed, directly or indirectly, by the Company or the OP. See the Summary of Related Party Fees table for incurred financing coordination fees for the three and nine months ended September 30, 2014 and 2013.

Construction Management Fee

In connection with the construction or repair in or about a property, the property manager shall be responsible for coordinating and facilitating the planning and the performance of all construction and shall be paid a fee equal to 5% of the hard costs for the project in question. See the Summary of Related Party Fees table for incurred construction management fees for the three and nine months ended September 30, 2014 and 2013.

Guaranty Fees

In connection with certain acquisition financings, the Company’s former chairman and former co-chief executive officer and/or TNP LLC had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. See the Summary of Related Party Fees table for incurred guaranty fees for the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, the Company’s outstanding guaranty agreement relates to the guarantee for the financing on Osceola Village.

Related Party Loans and Loan Fees

On September 20, 2013, the Company borrowed $500,000 for general working capital purposes from GPP pursuant to an unsecured promissory note by the Company in favor of GPP (the “Glenborough Loan”). The Glenborough Loan carried an interest rate of 7% per annum and maturity date of February 28, 2014. The Company repaid the loan and accrued interest in full, without penalty, in December 2013. See the Summary of Related Party Fees table for incurred related party loan fees for the three and nine months ended September 30, 2014 and 2013.

12. COMMITMENTS AND CONTINGENCIES

Deficiency Dividend

In June 2011, under the Prior Advisor, the Company acquired a debt obligation (the “Distressed Debt”) for $18,000,000.  In October 2011, the Company received the underlying collateral (the “Collateral”) with respect to the Distressed Debt in full settlement of the Company’s debt claim (the “Settlement”).  At the time of the Settlement, the Company received an independent valuation of the Collateral’s fair market value (“FMV”) of $27,600,000.  The Settlement resulted in taxable income to the Company in an amount equal to the FMV of the Collateral less its adjusted basis for tax purposes in the Distressed Debt.  Such income was not properly reported on the Company’s 2011 federal income tax return, and the Company did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules (the “2011 Underreporting”).

The Company is able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by paying a “deficiency dividend,” which would be distributed in respect of all of our common shares pro rata and included in the Company’s deduction for dividends paid for 2011.  The amount of these deficiency dividends could be as much as $2,700,000, and the Company would be required to pay an interest-like penalty to the IRS based on this amount, which it has estimated to be $434,000.  The interest-like penalty has been accrued and is included in other expense for the three months ended September 30, 2014.

The Company currently intends to seek a private letter ruling (a “PLR”) from the IRS to the effect that such deficiency dividends can be satisfied via a distribution comprised, at the option of the stockholders, of either cash and/or common stock, where the cash is no less than 20% of the entire distribution.  There are no assurances that the PLR will be granted.

Amounts paid as deficiency dividends should generally be treated as taxable income to the Company’s shareholders for U.S. federal income tax purposes in the year paid, and taxable stockholders receiving such a distribution will be required to include the full amount of the deficiency dividends received as ordinary income to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes, as measured at that point in 2011. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash component of the deficiency dividends.

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, the Company through its subsidiary, granted a lender a profit participation in the Osceola Village property equal to 25% of the net profits received by the Company upon the sale of the property (the “Profit Participation Payment”). Net profits are calculated as (1) the gross proceeds received by the Company upon a sale of the property in an arms-length transaction at market rates to third parties; less (2) the sum of (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third parties, unaffiliated with the Company including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, the Company shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, the Company shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. Based on the estimated sale price as of September 30, 2014, the Company recorded interest expense and a corresponding liability in the amount of $98,000 for management’s current estimate of potential Profit Participation Payment as of September 30, 2014.

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

Legal Matters

The Company continues to be a party to, or have a financial interest in, the Securities Litigation and Litigation Concerning Termination of Property Management Agreements previously disclosed in Part I, Item 3 of our 2013 Annual Report on Form 10-K. The Company reported material developments related to the Securities Litigation in our Quarterly Report on Form 10-Q for the three months ended June 30, 2014. The Company reported material developments related to the Litigation Concerning Termination of Property Management Agreements in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2014 and June 30, 2014. The following disclosure includes material developments that occurred during the three months ended September 30, 2014.

Litigation Concerning Termination of Property Management Agreements

On or about September 9, 2013, TNP Property Manager, LLC (“TNP Property Manager”), the Company’s former property manager, commenced a civil action in the Superior Court of the State of California for Orange County against Glenborough and the Company. The Company was not served until October 15, 2013. The complaint relates to the termination by the Company of the property management agreements between TNP Property Manager and the subsidiaries of the Company that own the various real estate projects in the Company’s portfolio and the selection of Glenborough to act as the Company’s new property manager. TNP Property Manager alleges that there was no valid basis for the Company to terminate the prior property management agreements and that the Company is now in breach of the agreements. In addition, the TNP Property Manager accuses Glenborough of “intentional interference with economic relationship.” From the Company, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5,000,000. From Glenborough, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5,000,000, an award of punitive damages in an unspecified amount, and equitable relief. Glenborough has submitted a request for indemnification to the Company, and the Company has agreed to advance Glenborough’s litigation expenses based on the Company’s obligation under the Consulting Agreement. On November 8, 2013, the Company filed a demurrer, seeking dismissal of the complaint on the grounds that the Company is not a proper defendant because it not a party to the agreements in question and that, in any event, the agreements contain mandatory arbitration provisions. On January 28, 2014, TNP Property Manager filed a notice stating that it did not oppose the demurrer but requesting leave to amend its complaint. On March 17, 2014, the Court granted the demurrer and granted TNP Property Manager leave to amend its complaint. On April 9, 2014, rather than amend its complaint, TNP Property Manager dismissed the action as against the Company. On September 23, 2014, Glenborough and the Company agreed to settle the litigation with TNP Property Manager. The terms of the settlement are confidential except for disclosures required by the securities laws. The Company is settling this case for an amount and on terms that do not have a material impact on the Company’s results of operations. The case was dismissed with prejudice on September 29, 2014. Through September 30, 2014, the Company has incurred $38,000 indemnifying litigation expenses related to this matter.

13. SUBSEQUENT EVENTS

Distributions

On October 31, 2014, the Company paid a third quarter distribution in the amount of $0.06 per share to stockholders of record as of September 30, 2014, totaling $684,000.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, or SEC, on March 31, 2014, which we refer to herein as our “Form 10-K.” As used herein, the terms “we,” “our,” “us,” and “Company” refer to Strategic Realty Trust, Inc., formerly TNP Strategic Retail Trust, Inc., and, as required by context, Strategic Realty Operating Partnership, L.P., formerly TNP Strategic Retail Operating Partnership, L.P., a Delaware limited partnership (which we refer to as our “OP”) and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

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

Our office is located at 400 South El Camino Real, Suite 1100, San Mateo, California 94402, and our main telephone number is (650) 343-9300.

Properties

As of September 30, 2014, our portfolio included 16 retail properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 1,525,000 square feet of single- and multi-tenant, commercial retail space located in 11 states. We purchased our properties for an aggregate purchase price of $189,648,000. As of September 30, 2014 and December 31, 2013, there was $125,408,000 and $140,230,000 of indebtedness on our properties, respectively. As of September 30, 2014 and December 31, 2013, approximately 87% and 89% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 7 years for both periods.

Property Name	Location	Rentable Square Feet (1)	Date Acquired	Original Purchase Price (2) (3)	Debt (4)
Real Estate Investments
Moreno Marketplace	Moreno Valley, California	77,763	11/19/2009	$12,500,000	$9,168,000
Northgate Plaza	Tucson, Arizona	103,492	7/6/2010	8,050,000	6,247,000
Pinehurst Square	Bismarck, North Dakota	114,102	5/26/2011	15,000,000	10,073,000
Cochran Bypass	Chester, South Carolina	45,817	7/14/2011	2,585,000	1,543,000
Topaz Marketplace	Hesperia, California	50,699	9/23/2011	13,500,000	7,918,000
Osceola Village	Kissimmee, Florida	122,096	10/11/2011	21,800,000	17,456,000
Constitution Trail	Normal, Illinois	200,165	10/21/2011	18,000,000	13,360,000
Summit Point Shopping Center	Fayetteville, Georgia	111,970	12/21/2011	18,250,000	12,090,000
Morningside Marketplace	Fontana, California	76,923	1/9/2012	18,050,000	8,805,000
Woodland West Marketplace	Arlington, Texas	175,068	2/3/2012	13,950,000	9,874,000
Ensenada Square	Arlington, Texas	62,628	2/27/2012	5,025,000	3,054,000
Shops at Turkey Creek	Knoxville, Tennessee	16,324	3/12/2012	4,300,000	2,763,000
Aurora Commons	Aurora, Ohio	89,214	3/20/2012	7,000,000	4,922,000
Florissant Marketplace	Florissant, Missouri	146,257	5/16/2012	15,250,000	9,040,000
Bloomingdale Hills	Riverside, Florida	78,442	6/18/2012	9,300,000	5,574,000
		1,470,960		182,560,000	121,887,000
Property Held for Sale
San Jacinto Esplanade	San Jacinto, California	53,777	8/11/2010	7,088,000	3,521,000
		1,524,737		$189,648,000	$125,408,000

(1)	Square feet includes improvements made on ground leases at the property.

(2)	The purchase price for Pinehurst Square and Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(3)	These amounts represent original purchase price and not current holdings due to pad sales at San Jacinto Esplanade, Osceola Village, and Morningside Marketplace.

(4)	Debt represents the outstanding balance as of September 30, 2014. For more information on our financing, see Item 2, “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 6. “Notes Payable” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

As part of our ongoing evaluation of the Company’s real estate portfolio, we obtained outside independent appraisals on all of the properties.  With the exception of two properties, all appraisals presented values in excess of the carrying value of such properties as of June 30, 2014.  Appraisals for our Constitution Trail and Topaz Marketplace properties reported estimated fair values that were less than the carrying value of such properties as of June 30, 2014, which is an impairment indicator under U.S. generally accepted accounting principles (“GAAP”). In accordance with GAAP, we projected the estimated undiscounted cash flows before interest for these properties, assuming a strategy of holding these two properties long-term, and concluded that no impairment adjustment was necessary at June 30, 2014. Throughout the three months ended September 30, 2014, we re-evaluated the strategy and holding periods of each of the Company’s properties and determined that the holding periods for Constitution Trail and Topaz Marketplace may be significantly reduced from our previously estimated holding period. As a result, for the three and nine months ended September 30, 2014, the Company recorded impairment losses of $2,500,000 and $1,400,000 on its investments in Constitution Trail and Topaz Marketplace, respectively, based on the properties’ excess carrying value over its appraised value at September 30, 2014. In the ordinary course of business, we continue to evaluate our strategies with respect to our properties.

Results of Operations

Comparison of the three months ended September 30, 2014 versus the three months ended September 30, 2013

The following table provides summary information about our results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
Rental revenue and reimbursements	$5,834,000	$4,599,000	$1,235,000	26.9%
Operating and maintenance expenses	2,163,000	1,731,000	432,000	25.0%
General and administrative expenses	1,148,000	706,000	442,000	62.6%
Depreciation and amortization expenses	1,959,000	2,310,000	(351,000)	(15.2)%
Transaction expenses	-	(4,000)	4,000	(100.0)%
Interest expense	2,062,000	2,187,000	(125,000)	(5.7)%
Operating loss	(1,498,000)	(2,331,000)	(833,000)	(35.7)%
Other expense	(4,629,000)	-	(4,629,000)	(100.0)%
Loss from continuing operations	(6,127,000)	(2,331,000)	(5,462,000)	(234.3)%
Loss from discontinued operations	(95,000)	(5,851,000)	(5,756,000)	(98.4)%
Net loss	$(6,222,000)	$(8,182,000)	$(1,960,000)	(24.0)%

Our results of operations for the three months ended September 30, 2014, are not necessarily indicative of those expected in future periods.

Revenue

Revenues increased by $1,235,000 to $5,834,000 during the three months ended September 30, 2014 compared to $4,599,000 for the three months ended September 30, 2013. The increase was primarily due to a $766,000 bankruptcy settlement payment from Fresh & Easy, a former anchor tenant at Topaz Marketplace. Fresh & Easy filed for Chapter 11 bankruptcy protection on September 30, 2013, and on July 29, 2014, the Company received the bankruptcy settlement payment from Fresh & Easy representing the settlement of the Company’s claim against Fresh & Easy for lease rejection damages and the loss of future lease payments based on the terms of the Fresh & Easy lease. Additionally, in 2013, there were reductions in the prior year revenue related to expense recovery billings to tenants as current management worked with tenants to collect and sometimes adjust prior balances owed for expense recoveries by reconciling amounts billed to interpretations of terms of the leases.

Operating and maintenance expenses

Operating and maintenance expenses increased by $432,000 to $2,163,000 during the three months ended September 30, 2014 compared to $1,731,000 for the three months ended September 30, 2013. The increase was primarily attributed to repairs and maintenance incurred at several properties during the three months ended September 30, 2014 compared to the same period in 2013. These expenses included the paving repairs of parking lots, and roof and plumbing repairs in response to deferred maintenance issues.

General and administrative expenses

General and administrative expenses were $1,148,000 during the three months ended September 30, 2014 compared to $706,000 for the three months ended September 30, 2013, an increase of $442,000. The increase was primarily attributed to an increase in legal and investor relations costs. The legal fees primarily related to the litigation and settlement concerning termination of the property management agreements and the securities litigation.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased by $351,000 to $1,959,000 during the three months ended September 30, 2014 compared to $2,310,000 for the three months ended September 30, 2013. The decrease was attributed to a reduction in the amortization of lease intangibles resulting from maturing leases.

Transaction expenses

There were no transaction expenses during the three months ended September 30, 2014, and there was $4,000 credit related to a partial refund of a deposit for the three months ended September 30, 2013.

Interest expense

Interest expense decreased by $125,000 to $2,062,000 during the three months ended September 30, 2014 compared to $2,187,000 for the three months ended September 30, 2013. The decrease was primarily due to the reduction in interest rate resulting from the refinancing of the KeyBank line of credit and the refinancing of the Constitution Trail debt into that line of credit.

Other expense

Other expense for the three months ended September 30, 2014 represents impairment losses recorded on our investments in Constitution Trail and Topaz Marketplace of $2,500,000 and $1,400,000, respectively. In addition, a $295,000 loss resulted from the extinguishment of the Constitution Trail debt, which represents the write-off of unamortized loan fees when the debt was refinanced into the KeyBank line of credit on August 4, 2014, and a $434,000 accrual of an estimated interest-like penalty payable to the IRS related to rectifying the deficiency dividend in 2011.

Discontinued operations

Based on Accounting Standards Update No. 2014-08, effective April 30, 2014, we no longer record property disposals as discontinued operations on the consolidated statements of operations if the disposal is considered a “non-strategic” shift in our investment objective. As a result, the operating results of San Jacinto Esplanade, which was placed on the market for sale in the third quarter of 2014 and does not represent a strategic shift in our investment objective, continue to be included in continuing operations on the consolidated statements of operations. The loss from discontinued operations of $95,000 during the three months ended September 30, 2014 was due to residual adjustments to receivables on properties that were previously sold and recorded as discontinued operations. The $5,851,000 loss for the same period in 2013 primarily represented the $5,404,000 associated with the Lahaina Gateway property’s deed in lieu of foreclosure, as well as the operating results related to Lahaina Gateway, Craig Promenade, Willow Run, and Visalia Marketplace.

Comparison of the nine months ended September 30, 2014 versus the nine months ended September 30, 2013

The following table provides summary information about our results of operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Increase	Percentage
	2014	2013	(Decrease)	Change
Rental revenue and reimbursements	$16,325,000	$15,776,000	$549,000	3.5%
Operating and maintenance expenses	5,856,000	6,041,000	(185,000)	(3.1)%
General and administrative expenses	3,333,000	3,493,000	(160,000)	(4.6)%
Depreciation and amortization expenses	5,969,000	6,581,000	(612,000)	(9.3)%
Transaction expenses	-	38,000	(38,000)	(100.0)%
Interest expense	6,505,000	6,931,000	(426,000)	(6.1)%
Operating loss	(5,338,000)	(7,308,000)	(1,970,000)	(27.0)%
Other expense	(4,629,000)	-	(4,629,000)	(100.0)%
Loss from continuing operations	(9,967,000)	(7,308,000)	(2,659,000)	(36.4)%
Income (loss) from discontinued operations	3,057,000	(3,473,000)	6,530,000	188.0%
Net loss	$(6,910,000)	$(10,781,000)	$(3,871,000)	(35.9)%

Our results of operations for the nine months ended September 30, 2014, are not necessarily indicative of those expected in future periods.

Revenue

Revenues increased by $549,000 to $16,325,000 during the nine months ended September 30, 2014 compared to $15,776,000 for the nine months ended September 30, 2013. The increase was primarily due to a $766,000 bankruptcy settlement payment from Fresh & Easy, a former anchor tenant at Topaz Marketplace.

Operating and maintenance expenses

Operating and maintenance expenses decreased slightly by $185,000 to $5,856,000 during the nine months ended September 30, 2014 compared to $6,041,000 for the nine months ended September 30, 2013. The decrease was primarily due to a $647,000 reduction in bad debt expense for the nine months ended September 30, 2014 compared to the same period in 2013, partially offset by an increase in repair and maintenance costs of $467,000.

General and administrative expenses

General and administrative expenses were $3,333,000 during the nine months ended September 30, 2014 compared to $3,493,000 for the nine months ended September 30, 2013, a decrease of $160,000. The costs savings were recognized in overhead and asset management, directors’ compensation, and audit costs totaling $1,300,000. These reductions were mainly due to the successful completion of the transition to our new Advisor and property manager in August 2013. Savings in these categories were partially offset by costs related to the proxy contest and settlement with the shareholder coalition of $540,000 and an increase of $566,000 in legal costs incurred primarily related to the litigation and settlement concerning termination of the property management agreements with an affiliate of the Prior Advisor and the securities litigation.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased by $612,000 to $5,969,000 during the nine months ended September 30, 2014 compared to $6,581,000 for the nine months ended September 30, 2013. The decrease was attributed the reduction in depreciation and the amortization of lease intangibles resulting from maturing leases.

Transaction expenses

There were no transaction expenses during the nine months ended September 30, 2014, and there was $38,000 in residual transaction expenses for the nine months ended September 30, 2013.

Interest expense

Interest expense decreased by $426,000 to $6,505,000 during the nine months ended September 30, 2014 compared to $6,931,000 for the nine months ended September 30, 2013. The decrease was primarily due to proceeds from the sales of Craig Promenade, Willow Run and Visalia Marketplace used to reduce the principal on the KeyBank line of credit in excess of the debt allocated to those properties and the amortization of principal on our other notes payable balances. In addition, the refinancing of the KeyBank line of credit on August 4, 2014 resulted in a decrease in the variable interest rate from 5.50% to 3.157%, as of September 30, 2014. Additionally, the refinancing of the Constitution Trail debt into that line of credit resulted in a decrease in our weighted average interest rate on $16 million of secured debt from 9.04% to 3.157%.

Other expense

Other expense for the nine months ended September 30, 2014 represents impairment losses recorded on our investments in Constitution Trail and Topaz Marketplace of $2,500,000 and $1,400,000, respectively. In addition, a $295,000 loss resulted from the extinguishment of the Constitution Trail debt, which represents the write-off of unamortized loan fees when the debt was refinanced into the KeyBank line of credit on August 4, 2014, and a $434,000 accrual of an estimated interest-like penalty payable to the IRS related to rectifying the deficiency dividend in 2011.

Discontinued operations

Income from discontinued operations was $3,057,000 during the nine months ended September 30, 2014 compared to a loss from discontinued operations of $3,473,000 for the same period in 2013. The 2013 loss was primarily the result of the $5,404,000 loss on the Lahaina Gateway’s deed in lieu of foreclosure transaction completed in August 2013. In addition, the discontinued operations for the nine months ended September 30, 2013 included the full operating results related to Waianae Mall, Lahaina Gateway, Craig Promenade, Willow Run, and Visalia Marketplace. Discontinued operations for the nine months ended September 30, 2014 only included one partial month of operations for Visalia Marketplace and residual expenses related to previously sold properties. These net operating losses were partially offset by a $3,192,000 gain associated with the disposal of Visalia Marketplace in the first quarter of 2014.

Liquidity and Capital Resources

As of September 30, 2014, our portfolio included 16 retail properties, with a net carrying value aggregating $154,954,000. Since our inception, our principal demand for funds has been for the acquisition of real estate, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. On February 7, 2013, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. As a result of the termination of our initial public offering, offering proceeds from the sale of our securities are not currently available to fund our cash needs. We also expect our investment activity will be significantly reduced until we are able to identify other sources of equity capital or other significant sources of financing. Due to the decrease in our capital resources, we suspended our share redemption program, including redemptions for death and disability, effective as of January 15, 2013. We intend to reevaluate our ability to resume share redemptions pursuant to our share redemption program after addressing our liquidity issues.

As of September 30, 2014, our cash and cash equivalents were $3,261,000 and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was $6,128,000. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

On April 1, 2013, we entered into a forbearance agreement relating to our original credit facility with KeyBank (the “Forbearance Agreement”), and on July 31, 2013, we entered into an amendment to the Forbearance Agreement with KeyBank which extended the forbearance period to January 31, 2014. On December 11, 2013, we entered into a second amendment to the Forbearance Agreement which further extended the term of the forbearance period to July 31, 2014, and on July 31, 2014, KeyBank agreed to extend the forbearance period under the Forbearance Agreement to August 14, 2014. On August 4, 2014, we entered into an Amended and Restated Credit Facility and resolved the forbearance issue relating to the original KeyBank credit facility (see “—KeyBank Amended and Restated Credit Facility Agreement” below for additional information).

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2014 and December 31, 2013, our borrowings did not exceed 300% of the value of our net assets.

Cash Flows from Operating Activities

During the nine months ended September 30, 2014, net cash provided by operating activities was $188,000 compared to net cash used in operating activities of $904,000 during the nine months ended September 30, 2013, an increase in net cash provided by operating activities of $1,092,000. The increase in net cash provided by operating activities during the nine months ended September 30, 2014 was primarily due to reductions in net loss before depreciation and amortization of $698,000.

Cash Flows from Investing Activities

During the nine months ended September 30, 2014, net cash provided by investing activities was $18,334,000 compared to net cash provided by investing activities of $3,808,000 during the nine months ended September 30, 2013, an increase in net cash flows provided by investing activities of $14,526,000. The increase was primarily due to net proceeds, before the pay down of debt, from the sale of Visalia Marketplace of $20,455,000 during the nine months ended September 30, 2014 compared to net proceeds of $8,468,000, before the pay down of debt, from the sale of Waianae Mall during the nine months ended September 30, 2013.

Cash Flows from Financing Activities

During the nine months ended September 30, 2014, net cash used in financing activities was $17,494,000, compared to $3,221,000 used during the nine months ended September 30, 2013, an increase in uses of $14,273,000. The components of net cash used in financing activities for the nine months ended September 30, 2014 were repayments of notes payable in the amount of $32,222,000, attributable primarily to the Visalia Marketplace sale and Constitution Trail debt refinancing, and the payment of distributions to stockholders in the amount of $1,905,000. This was partially offset by the proceeds attributable to the new KeyBank credit facility of $17,400,000. The primary components of net cash used in financing activities for the nine months ended September 30, 2013 were the repayment of notes payable in the amount of $6,047,000 resulting from primarily the Waianae Mall sale and the payment of distributions to stockholders in the amount of $457,000. Partially offsetting these uses were the proceeds from the issuance of member interests to SRT Secured Holding Manager, LLC, an affiliate of Glenborough in the amount of $1,929,000.

Short-term Liquidity and Capital Resources

Our principal short-term demand for funds is for the payment of operating expenses and the payment of principal and interest on our outstanding indebtedness. To date, our cash needs for operations have been covered from cash provided by property operations, the sales of properties and the sale of shares of our common stock. On September 18, 2014, we declared a quarterly distribution to stockholders totaling $684,000, and we will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.

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

KeyBank Amended and Restated Credit Facility Agreement

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

On August 4, 2014, as required by the Amended and Restated Credit Facility, the OP contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owns the Constitution Trail property, to SRT Secured Holdings, LLC (“Secured Holdings”) (the “Constitution Transaction”). Secured Holdings is jointly owned by the OP and SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough. Prior to the Constitution Transaction, the OP owned 88% of the membership interests in Secured Holdings and SRT Manager owned 12% of the membership interests in Secured Holdings. Following the Constitution Transaction, the OP owns 91.67% of the membership interests in Secured Holdings and SRT Manager owns 8.33% of the membership interests in Secured Holdings.

In connection with the Constitution Transaction, the entire outstanding note payable balance due to Constitution Trail’s prior lender was fully paid, and the new outstanding principal balance of the Amended and Restated Credit Facility was $20,800,000, as of August 4, 2014.

The original credit facility was entered into on December 17, 2010 between us, through our subsidiary, Secured Holdings, and KeyBank (and certain other lenders, collectively referred to as the “lenders,”) to establish a revolving credit facility with an initial maximum aggregate commitment of $35,000,000 (the “2010 Credit Facility”). On August 4, 2014, the 2010 Credit Facility was replaced by the Amended and Restated Credit Facility.

Under the 2010 Credit Facility, we were required to comply with certain restrictive and financial covenants. In January 2013, we became aware of a number of events of default under the 2010 Credit Facility relating to, among other things, our failure to use the net proceeds from our sale of our shares in our public offering and the sale of our assets to repay our borrowings under the 2010 Credit Facility and our failure to satisfy certain financial covenants under the 2010 Credit Facility, which we collectively referred to as the “existing events of default.” We also failed to comply with certain financial covenants as of March 31, 2013. Due to the existing events of default, KeyBank and the other lenders became entitled to exercise all of their rights and remedies under the 2010 Credit Facility and applicable law.

On April 1, 2013, our OP, certain subsidiaries of our OP which are borrowers under the 2010 Credit Facility (each a “Borrower” and collectively the “Borrowers”) and KeyBank, as lender and agent for the other lenders, entered into the Forbearance Agreement which amended the terms of the 2010 Credit Facility and provided for certain additional agreements with respect to the existing events of default. On July 31, 2013 and again on December 11, 2013, our OP, the Borrowers and KeyBank entered into amendments to the Forbearance Agreement which extended the forbearance period under the Forbearance Agreement. Pursuant to the terms of the Forbearance Agreement, as amended, KeyBank and the other lenders agreed to forbear the exercise of their rights and remedies with respect to the existing events of default until the earliest to occur of (1) July 31, 2014; (2) our default under or breach of any of the representations or covenants under the Forbearance Agreement; or (3) the date any additional events of defaults (other than the existing events of default) under the 2010 Credit Facility occurred or became known to KeyBank or any other lender, which we referred to as the “forbearance expiration date.” Upon the forbearance expiration date, all forbearances, deferrals and indulgences granted by the lenders pursuant to the Forbearance Agreement, as amended, automatically terminated and the lenders were entitled to enforce, without further notice of any kind, any and all rights and remedies available to them as creditors at law, in equity, or pursuant to the 2010 Credit Facility or any other agreement as a result of the existing events of default or any additional events of default which occurred or came to light following the date of the Forbearance Agreement, as amended.

The Forbearance Agreement, as amended, converted the entire outstanding principal balance under the 2010 Credit Facility, and all interest and other amounts payable under the 2010 Credit Facility, which we referred to as the “outstanding loan,” into a term loan that was due and payable in full on July 31, 2014. Pursuant to the Forbearance Agreement, as amended, we, our OP and every other Borrower under the 2010 Credit Facility had to apply a portion of the net proceeds from, among other things, (1) the sale of our shares in our completed public offering or any other sale of securities by us, our OP or any other Borrower; (2) the sale or refinancing of any of our properties or other assets; and (3) the collection of insurance or condemnation proceeds due to any damage or destruction of our properties or any condemnation for public use of any of our properties, to the repayment of the outstanding loan. The Forbearance Agreement, as amended, provided that all commitments under the 2010 Credit Facility terminated on July 31, 2014 and that, effective as of the date of the Forbearance Agreement, as amended, the lenders had no further obligation whatsoever to advance any additional loans or amounts under the 2010 Credit Facility. The Forbearance Agreement, as amended, also provided that neither we, our OP nor any other Borrower could, without KeyBank’s prior written consent, incur, assume, guarantee or be or remain liable, contingently or otherwise, with respect to any indebtedness other than the existing indebtedness specified in the Forbearance Agreement, as amended, and any refinancing of such existing indebtedness which did not materially modify the terms of such existing indebtedness in a manner adverse to us or the lenders.

Pursuant to the Forbearance Agreement we, our OP and all of the Borrowers under the 2010 Credit Facility had jointly and severally agreed to pay to KeyBank (1) any and all out-of-pocket costs or expenses (including legal fees and disbursements) incurred or sustained by the lenders in connection with the preparation of the Forbearance Agreement and all related matters; and (2) from time to time after the occurrence of any default under the Forbearance Agreement any out-of-pocket costs or expenses (including legal fees and consulting and other similar professional fees and expenses) incurred by the lenders in connection with the preservation of or enforcement of any rights of the lenders under the Forbearance Agreement and the 2010 Credit Facility. In connection with the execution and amendment of the Forbearance Agreement, we agreed to pay a market rate loan extension fee to KeyBank.

Under the 2010 Credit Facility, while defaults existed we were not permitted to make, without the lender’s consent, certain restricted payments (as defined in the 2010 Credit Facility) which include the payment of distributions that were not required to maintain our REIT status. On December 11, 2013, the Company, our OP, the Borrowers and KeyBank entered into the second amendment to Forbearance Agreement. The second forbearance amendment amended the Forbearance Agreement and the 2010 Credit Facility as follows  (i) the lenders’ obligation to provide forbearance terminated on the first to occur of (1) July 31, 2014; (2) a default under or breach of any of the representations, warranties or covenants of the Forbearance Agreement; or (3) an event of default (other than the existing events of default) under the loan documents related to the 2010 Credit Facility occurring or becoming known to any lender (such date the “Forbearance Expiration Date”); (ii) the entire outstanding principal balance, and all interest thereon, of the outstanding Tranche A loans under the 2010 Credit Facility became due and payable in full on July 31, 2014, instead of January 31, 2014; (iii) the Company, the OP and the Borrowers were required to apply 80%, as opposed to 100%, of the net proceeds received from specified capital events, including a sale or refinancing of the Company’s properties, to Tranche A loans, unless an event of default, other than the existing events of default, occurs, in which case they had to apply 100% of the net proceeds to Tranche A loans; and (iv) the Company, the OP and the Borrowers were permitted to pay distributions, provided that the aggregate amount of such distributions did not exceed 100% of the Company’s Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), as defined in the 2010 Credit Facility.

On July 31, 2014, in connection with the negotiation of the Amended and Restated Credit Facility, KeyBank agreed to extend the forbearance period under the Forbearance Agreement to August 14, 2014.

Contingencies

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, we granted a lender a profit participation in the Osceola Village property equal to 25% of the net profits received by us upon the sale of the property (the “Profit Participation Payment”). If the property has not been sold on or before the scheduled maturity date of the loan, we shall be deemed to have sold the property for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. Based on management’s recent estimated price if the Osceola Village property was sold, we recorded a liability in the amount of $98,000 for the estimated Profit Participation Payment, effective September 30, 2014. See Note 12. “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Osceola Village contingency.

Constitution Trail Contingency Expiration

In connection with the original financing of the Constitution Trail acquisition, SRT Constitution Trail, LLC, a wholly-owned subsidiary of the OP and SRT Constitution Trail Master Lessee, LLC (the “Starplex Master Lessee”), a wholly-owned subsidiary of the OP, entered into a Master Lease Agreement with respect to a portion of Constitution Trail (the “Starplex Master Lease”). Pursuant to the Starplex Master Lease, SRT Constitution Trail, LLC leased to the Starplex Master Lessee an approximately 7.78 acre parcel of land included in the Constitution Trail property, and the approximately 44,000 square foot Starplex Cinemas building located thereon (the “Starplex Premises”). The Starplex Master Lease provided that, in the event that the annual gross sales from the Starplex premises were less than $2,800,000, then thereafter the Starplex Master Lessee would pay SRT Constitution Trail LLC a monthly rent in an amount equal to $62,424 ($749,088 annually), subject to an offset based on any minimum annual rent for the Starplex premises received by SRT Constitution Trail LLC. In connection with the Constitution Transaction, the entire note payable was paid and the Starplex Master Lease, and the related contingency described above, expired.

There have been no other material changes in our enforceable and legally binding obligations, contractual obligations, and commitments from those disclosed in our 2013 Annual Report on Form 10-K.

Interim Financial Information

The financial information as of and for the period ended September 30, 2014, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the nine months ended September 30, 2014. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K.

Guidelines on Total Operating Expenses

We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the twelve months ended September 30, 2014, our total operating expenses did not exceed the 2%/25% Guidelines.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to annually distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

In June 2011, under the Prior Advisor, we acquired a debt obligation (the “Distressed Debt”) for $18,000,000.  In October 2011, we received the underlying collateral (the “Collateral”) with respect to the Distressed Debt in full settlement of our debt claim (the “Settlement”).  At the time of the Settlement, we received an independent valuation of the Collateral’s fair market value (“FMV”) of $27,600,000.   The Settlement resulted in taxable income to us in an amount equal to the FMV of the Collateral less our adjusted basis for tax purposes in the Distressed Debt.  Such income was not properly reported on our 2011 federal income tax return, and we did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules (the “2011 Underreporting”).

We are able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by paying a “deficiency dividend,” which would be distributed in respect of all of our common shares pro rata and included in our  deduction for dividends paid for 2011.  The amount of these deficiency dividends could be as much as $2,700,000, and we would be required to pay an interest-like penalty to the IRS based on this amount, which we have estimated to be $434,000.  The interest-like penalty has been accrued and is included in other expense for the three months ended September 30, 2014.

We currently intend to seek a private letter ruling (a “PLR”) from the IRS to the effect that such deficiency dividends can be satisfied via a distribution comprised, at the option of the stockholders, of either cash and/or common stock, where the cash is no less than 20% of the entire distribution.  There are no assurances that the PLR will be granted.

Amounts paid as deficiency dividends should generally be treated as taxable income to our shareholders for U.S. federal income tax purposes in the year paid, and taxable stockholders receiving such a distribution will be required to include the full amount of the deficiency dividends received as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes, as measured at that point in 2011. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash component of the deficiency dividends.

Distributions

For so long as the Company remained in default under the terms of the 2010 Credit Facility, KeyBank prohibited the payment of distributions to investors in the Company. Effective January 15, 2013, the Company announced that it would no longer be making monthly distributions. On December 9, 2013, the Company announced that it had successfully modified the 2010 Credit Facility such that the Company may re-establish distributions so long as the total amount paid does not exceed 100% of the Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), as defined in the 2010 Credit Facility agreement and pursuant to the terms and conditions of the Amended and Restated Credit Facility, there are certain restrictions on the amount of distributions that are tied to the Company’s Adjusted Funds from Operations (as defined in the Amended and Restated Credit Facility), provided, however, that the Company is not restricted from any distributions necessary in order to maintain its status as a REIT.

As a result, on December 9, 2013 and again in March 24, 2014, the Company declared a quarterly distribution in the amount of $0.05 per share on the outstanding common shares of the Company, payable to stockholders of record as of December 31, 2013 and March 31, 2014, which were paid on January 31, 2014 and April 30, 2014, respectively. For the three months ended June 30, 2014 and September 30, 2014, the Company declared quarterly distributions in the amount of $0.06 per share on our outstanding common shares, payable to stockholders of record as of June 30, 2014 and September 30, 2014, respectively. The distributions were paid on July 30, 2014 and October 31, 2014, respectively. The Company’s board of directors will continue to evaluate the amount of future quarterly distributions based on the Company’s operational cash needs.

Some or all of our distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

The following table sets forth the distributions declared to the Company’s common stockholders and Common Unit holders for the nine months ended September 30, 2014, and the year ended December 31, 2013, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05000	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	0.06000	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	0.06000	658,000	26,000	684,000
				$1,864,000	$74,000	$1,938,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2013	1/18/2013	1/18/2013	$0.05833	$636,000	$25,000	$661,000
Second Quarter 2013	N/A	N/A	-	-	-	-
Third Quarter 2013	N/A	N/A	-	-	-	-
Fourth Quarter 2013	12/31/2013	1/31/2014	0.05000	548,000	22,000	570,000
				$1,184,000	$47,000	$1,231,000

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

Our calculation of FFO, MFFO and Adjusted MFFO and the reconciliation to net income (loss) is presented in the following table for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
FFO, MFFO and Adjusted MFFO	2014	2013	2014	2013
Net loss attributable to common shares	$(5,757,000)	$(7,799,000)	$(6,770,000)	$(10,300,000)
Adjustments (1):
(Gain) loss on impairment and disposal of assets (2)	3,405,000	4,677,000	693,000	697,000
Depreciation of real estate	1,385,000	1,802,000	4,183,000	5,781,000
Amortization of in place leases and other intangibles	574,000	937,000	1,786,000	3,358,000
FFO	(393,000)	(383,000)	(108,000)	(464,000)

FFO per share - basic	$(0.04)	$(0.03)	$(0.01)	$(0.04)

Adjustments:
Straight-line rent (3)	(13,000)	(226,000)	(213,000)	(672,000)
Transaction expenses (4)	-	(4,000)	-	116,000
Amortization of above-market leases (5)	141,000	319,000	452,000	1,073,000
Amortization of below-market leases (5)	(132,000)	(259,000)	(397,000)	(732,000)
Amortization of debt discount	-	-	-	179,000
Realized losses from the early extinguishment of debt (6)	295,000	4,000	295,000	110,000
MFFO	(102,000)	(549,000)	29,000	(390,000)

MFFO per share - basic	$(0.01)	$(0.05)	$0.00	$(0.04)

Adjustments:
Amortization of deferred financing costs (7)	177,000	263,000	584,000	832,000
Non-recurring default interest, penalties and fees (8)	457,000	91,000	628,000	715,000
Adjusted MFFO	$532,000	$(195,000)	$1,241,000	$1,157,000

Adjusted MFFO per share - basic	$0.05	$(0.02)	$0.11	$0.11

Net loss per share attributable to common shares - basic	$(0.53)	$(0.71)	$(0.62)	$(0.94)

Weighted average common shares outstanding - basic	10,969,714	10,967,963	10,969,714	10,964,563

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO.

(2)	Gain attributable to common shares only.

(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(4)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding expensed acquisition and certain disposition costs related to abandoned real estate sales, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third parties. Acquisition and disposition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition and disposition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(5)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(6)	Relates to the write-off of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt.

(7)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.

(8)	Adjustment for the non-recurring late payment charges and default interest paid to cure the events of default under the Lahaina Gateway loan, adjustment for forbearance fees paid, and the accrual of an estimated interest-like penalty payable to the IRS related to rectifying the deficiency dividend in 2011.

Related Party Transactions and Agreements

We had agreements with our Prior Advisor and its affiliates whereby we agreed to pay certain fees to, or reimburse certain expenses of, our Prior Advisor or its affiliates for acquisition fees and expenses, organization and offering costs, asset and property management fees and reimbursement of operating costs. Refer to Note 11. “Related Party Transactions” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the various related party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, except as disclosed in Note 12. “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2013 Annual Report on Form 10-K. Other than the early adoption of Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment (see Note 2. “Summary of Significant Accounting Policies” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), there has been no significant changes to our accounting policies during the nine months ended September 30, 2014.

Subsequent Events

Distributions

On October 31, 2014, the Company paid a third quarter distribution in the amount of $0.06 per share to stockholders of record as of September 30, 2014, totaling $684,000.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that, as of September 30, 2014, our internal control over financial reporting was effective. There have been no other significant changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We continue to be a party to, or have a financial interest in, the Securities Litigation and Litigation Concerning Termination of Property Management Agreements previously disclosed in Part I, Item 3 of our 2013 Annual Report on Form 10-K. We reported material developments related to the Securities Litigation in our Quarterly Report on Form 10-Q for the three months ended June 30, 2014. We reported material developments related to the Litigation Concerning Termination of Property Management Agreements in our Quarterly Reports on Form 10-Q for the three months ended March 31, 2014 and June 30, 2014. The following disclosure includes material developments that occurred during the three months ended September 30, 2014.

Litigation Concerning Termination of Property Management Agreements

On or about September 9, 2013, TNP Property Manager, LLC (“TNP Property Manager”), the Company’s former property manager, commenced a civil action in the Superior Court of the State of California for Orange County against Glenborough and the Company. The Company was not served until October 15, 2013. The complaint relates to the termination by the Company of the property management agreements between TNP Property Manager and the subsidiaries of the Company that own the various real estate projects in the Company’s portfolio and the selection of Glenborough to act as the Company’s new property manager. TNP Property Manager alleges that there was no valid basis for the Company to terminate the prior property management agreements and that the Company is now in breach of the agreements. In addition, the TNP Property Manager accuses Glenborough of “intentional interference with economic relationship.” From the Company, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5,000,000. From Glenborough, TNP Property Manager seeks an award of compensatory damages in the amount of at least $5,000,000, an award of punitive damages in an unspecified amount, and equitable relief. Glenborough has submitted a request for indemnification to the Company, and the Company has agreed to advance Glenborough’s litigation expenses based on the Company’s obligation under the Consulting Agreement. On November 8, 2013, the Company filed a demurrer, seeking dismissal of the complaint on the grounds that the Company is not a proper defendant because it not a party to the agreements in question and that, in any event, the agreements contain mandatory arbitration provisions. On January 28, 2014, TNP Property Manager filed a notice stating that it did not oppose the demurrer but requesting leave to amend its complaint. On March 17, 2014, the Court granted the demurrer and granted TNP Property Manager leave to amend its complaint. On April 9, 2014, rather than amend its complaint, TNP Property Manager dismissed the action as against the Company. On September 23, 2014, Glenborough and the Company agreed to settle the litigation with TNP Property Manager. The terms of the settlement are confidential except for disclosures required by the securities laws. The Company is settling this case for an amount and on terms that do not have a material impact on the Company’s results of operations. This case was dismissed with prejudice on September 29, 2014. Through September 30, 2014, the Company has incurred $38,000 indemnifying litigation expenses related to this matter.

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

We have adopted a share redemption program that may provide limited liquidity to our stockholders. Our share redemption program was suspended effective January 15, 2013. During the three months ended September 30, 2014, there were no shares redeemed pursuant to our share redemption program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

As of the three months ended September 30, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2014.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975))
3.1.2	Articles of Amendment, dated August 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)
3.1.3	Articles Supplementary, dated November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2013)
3.1.4	Articles Supplementary, dated January 22, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
10.1	First Amendment to the Advisory Agreement, dated July 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2014)
10.2	Amended and Restated Revolving Credit Agreement, dated August 4, 2014
10.3	Amended and Restated Guaranty Agreement, dated August 4, 2014
10.4	Amended and Restated Revolving Credit Note, dated August 4, 2014
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document