Form 10-K
period 2014-12-31
Strategic Realty Trust, Inc.
filed 2015-03-27
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

 Yes  ☐  No   ☒

There is no established trading market for the registrant’s common stock. As of December 31, 2013, the registrant disclosed an estimated value per share of the registrant’s common stock of $10.00 based on the most recent public offering price of the registrant’s shares of common stock in a public offering of $10 per share. On July 15, 2014, the board of directors of the registrant approved an estimated value per share of the registrant’s common stock of $7.11 per share based on the estimated value of the registrant’s assets less the estimated value of the registrant’s liabilities, or net asset value, divided by the number of shares and operating partnership units outstanding, as of March 31, 2014. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information.”

There were approximately 10,807,000 shares of common stock held by non-affiliates at June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 20, 2015, there were 10,969,714 outstanding shares of common stock of Strategic Realty Trust, Inc.

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

Overview

Strategic Realty Trust, Inc., is a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located in the United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 2009. As used herein, the terms “we” “our” “us” and “Company” refer to Strategic Realty Trust, Inc., and, as required by context, Strategic Realty Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership” or “OP”, and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership.

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

From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, we accepted subscriptions for, and issued, 10,969,714 shares of our common stock in our initial public offering (net of share redemptions), including 391,182 shares of our common stock pursuant to our distribution reinvestment plan, resulting in gross offering proceeds of $108,357,000, net of redemptions. Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. As of January 15, 2013, we had redeemed 160,409 shares pursuant to our share redemption program for an aggregate redemption amount of approximately $1,604,000. For more information regarding our share redemption program, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program”.

On June 15, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $900,000,000 in shares of our common stock. However, we subsequently determined not to proceed with our contemplated follow-on public offering and, on March 1, 2013, we requested that the SEC withdraw the registration statement for our contemplated follow-on public offering, effective immediately. We currently do not expect to commence a follow-on offering in the foreseeable future.

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

Beginning in December 2012 and ending August 10, 2013, Glenborough performed certain services for the Company pursuant to a consulting agreement (“Consulting Agreement”), which Consulting Agreement was cancelled when Glenborough became the Company’s Advisor.  We entered into the Consulting Agreement to assist us through the process of transitioning to a new external advisor, as well as, to provide other services. Pursuant to the Consulting Agreement, from December 2012 through April 2013, we agreed to pay Glenborough a monthly consulting fee of $75,000 and reimburse Glenborough for its reasonable out-of-pocket expenses. Effective May 1, 2013, we amended the Consulting Agreement to expand the services to include accounting provided to us by Glenborough and increased the monthly consulting fee payable to Glenborough to $90,000. On August 10, 2013, in connection with the execution of the Advisory Agreement with our Advisor, Glenborough rebated $150,000 of consulting fees to us.

Our office is located at 400 South El Camino Real, Suite 1100, San Mateo, California 94402, and our main telephone number is (650) 343-9300.

Investment Objectives

Our investment objectives are to:

•	preserve, protect and return stockholders’ capital contributions;

•	pay predictable and sustainable cash distributions to stockholders; and

•	realize capital appreciation upon the ultimate sale of the real estate assets.

Business Strategy

On February 7, 2013, as a result of the termination of our initial public offering, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. Additionally, on March 1, 2013, we filed an application with the SEC to withdraw our registration statement on Form S-11 for our contemplated follow-on public offering of our common stock. Prior to the termination of our initial public offering, we funded our investments in real properties and other real-estate related assets primarily with the proceeds from our initial public offering and debt financing. Following the termination of our initial public offering, we intend to fund our future cash needs, including any future investments, with debt financing, cash from operations, proceeds to us from asset sales, possible investments from joint ventures and the proceeds from any offerings of our securities that we may conduct in the future. As a result of the termination of our public offering and the resulting decrease in our capital resources, we expect our investment activity to be reduced until we are able to engage in an offering of our securities or are able to identify other significant sources of financing.

To the extent we acquire additional real estate investments in the future, we intend to continue to focus on investments in income-producing retail properties primarily located in large metropolitan areas in the United States, including neighborhood, community, urban retail, power and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties, with a focus on properties located in or near residential areas that have, or have the ability to attract, strong anchor tenants. In addition to direct investments in retail properties, we also may originate or acquire real estate-related loans that meet our underlying criteria for direct investment. The specific number and mix of real estate-related loans in which we invest will depend upon real estate market conditions, particularly with respect to retail properties, other circumstances existing at the time we are investing, and compliance with the terms of certain agreements, including, without limitation, our revolving credit facility with KeyBank, which contains certain restrictions on our investments. We may also invest in other real estate assets or real estate-related assets that we believe meet our investment objectives.

Investment Portfolio

As of December 31, 2014, our portfolio included 15 properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 1,471,000 square feet of single and multi-tenant commercial retail space located in 11 states, which we purchased for an aggregate purchase price of approximately $182,560,000. See Item 2, “Properties” for additional information on our portfolio.

Borrowing Policies

We use, and may continue to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, real estate-related loans, and other real estate-related assets. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of our indebtedness. As of December 31, 2014, our aggregate outstanding indebtedness totaled approximately $122,148,000, or 68.8% of the book value of our total assets.

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2014 and 2013, our borrowings did not exceed 300% of the value of our net assets.

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

Economic Dependency

In August 2013, we transitioned to a new external advisor. We are dependent on our Advisor and its affiliates for certain services that are essential to us, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments, management of the daily operations of our real estate and real estate-related investment portfolio, and other general and administrative responsibilities. In the event that our Advisor is unable to provide such services to us, we will be required to obtain such services from other sources.

Competitive Market Factors

To the extent that we acquire additional real estate investments in the future, we will be subject to significant competition in seeking real estate investments and tenants. We compete with many third-parties engaged in real estate investment activities, including other REITs, other real estate limited partnerships, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies, and other entities. Some of our competitors may have substantially greater financial and other resources than we have and may have substantially more operating experience than us. The marketplace for real estate equity and financing can be volatile.  There is no guarantee that in the future we will be able to obtain financing or additional equity on favorable terms, if at all. Lack of available financing or additional equity could result in a further reduction of suitable investment opportunities and create a competitive advantage for other entities that have greater financial resources than we do.

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

In June 2011, under the Prior Advisor, we acquired a debt obligation for $18,000,000.  In October 2011, we received the underlying collateral with respect to the debt obligation in full settlement of our debt claim.  At the time of the settlement, we received an independent valuation of the collateral’s fair market value of $27,600,000.   The settlement resulted in taxable income to us in an amount equal to the fair market value of the collateral less our adjusted basis for tax purposes in the debt obligation.  Such income was not properly reported on our 2011 federal income tax return, and we did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules.

We are able to rectify the 2011 insufficient distribution and avoid failing to qualify as a REIT by paying a “deficiency dividend,” which would be distributed in respect of all of our common shares pro rata and included in our  deduction for dividends paid for 2011.  The amount of these deficiency dividends could be as much as $2,700,000, and we would be required to pay an interest-like penalty to the Internal Revenue Service (“IRS”) based on this amount, which we have estimated to be $405,000.  The interest-like penalty has been accrued and is included in other expense for the year ended December 31, 2014.

We are seeking a private letter ruling from the IRS to the effect that such deficiency dividends can be satisfied via a distribution comprised, at the option of the stockholders, of either cash and/or common stock, where the cash is no less than 20% of the entire distribution.  There are no assurances that the private letter ruling will be granted.

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

Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on a real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretations of existing laws may require us to incur material expenditures or may impose material environmental liability. Additionally, tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third-parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to our stockholders.

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

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.

On July 15, 2014, our board of directors approved an estimated value per share of our common stock of $7.11 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares and operating partnership units outstanding, as of March 31, 2014. We provided this estimated value per share to assist broker dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under the rules of the Financial Industry Regulatory Authority (“FINRA”).

The estimated value per share was determined after consultation with our Advisor and with Robert A. Stanger & Co., Inc. (“Stanger”), an independent third-party evaluation firm engaged in the business of appraising commercial real estate properties. Stanger prepared appraisal reports, summarizing key inputs and assumptions, for each of the real estate properties it appraised, and reviewed our real estate related investments, cash, other assets, mortgage debt and other liabilities, using financial information provided by our Advisor.

FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our Advisor’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to generally accepted accounting principles (“GAAP”). Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange; or

•	the methodology used to estimate our value per share would or would not be acceptable to FINRA or for compliance with ERISA reporting requirements.

The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since March 31, 2014. For a description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information”.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of the Company’s internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, we may not be able to ensure that we can conclude on an ongoing basis that we have an effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls over financial reporting are necessary for us to produce reliable financial reports and to maintain our qualification as a REIT and are important in helping to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, REIT qualification could be jeopardized, and investors could lose confidence in our reported financial information.

There is no trading market for shares of our common stock, and we are not required to effectuate a liquidity event by a certain date. As a result, it will be difficult for you to sell your shares of common stock and, if you are able to sell your shares, you are likely to sell them at a substantial discount.

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly, or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We adopted a share redemption program, but it was limited in terms of the amount of shares that could be purchased each quarter. Effective as of January 15, 2013, we suspended our share redemption program indefinitely. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should be prepared to hold your shares for an indefinite length of time.

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

From August 2009 to December 2012, our board of directors declared monthly cash distributions of $0.05833 per share of common stock, which represented an annualized distribution of $0.70 per share. Due to short-term liquidity issues and defaults under certain of our loan agreements, effective January 15, 2013, our board of directors determined to pay future distributions on a quarterly basis (as opposed to monthly). However, we did not declare or pay a distribution for the first three quarters of 2013. On December 9, 2013, our board of directors re-established a quarterly distribution that has continued through 2014. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions” for additional information regarding distributions.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and newly enacted SEC regulations, have created, and may create in the future, additional compliance requirements for companies such as ours. For instance, our Advisor may be required to register as an investment advisor under federal or state regulations which will subject it to additional compliance procedures and reporting obligations as well as potential penalties for noncompliance. As a result of such additional regulation, we intend to invest appropriate resources to comply with evolving standards, and this investment has resulted and will likely continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We are uncertain of our sources for funding our future capital needs and our cash and cash equivalents on hand has fallen below $4 million. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real properties or other real estate-related assets, fund or expand our operations and pay distributions to our stockholders will be adversely affected.

The net proceeds from our initial public offering, which was terminated on February 7, 2013, have been used primarily to fund our investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of various fees and expenses such as acquisition fees and management fees and for payment of distributions to our stockholders. Proceeds from our public offering are no longer available as a source of funding for our capital needs and our cash and cash equivalents on hand are currently limited. In addition, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our investments or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real properties and other real estate-related assets, to expand our operations and make distributions to our stockholders will be adversely affected. Furthermore, if our liquidity were to become severely limited it could jeopardize our ability to continue as a going concern or to make the annual distributions required to continue to qualify as a REIT, which would adversely affect the value of our stockholders’ investment in us.

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

We may enter into joint ventures with third-parties, including with entities that are affiliated with our Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

Under certain joint venture arrangements, one or all of the venture partners may have limited powers to control the venture and an impasse could be reached, which might have a negative influence on the joint venture and decrease potential returns to you. In addition, to the extent that our venture partner or co-tenant is an affiliate of our Advisor, certain conflicts of interest will exist.

Risks Related To Conflicts of Interest

We may compete with other affiliates of our Advisor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.

We may compete with other affiliates of our Advisor for opportunities to acquire or sell real properties and other real estate-related assets. We may also buy or sell real properties and other real estate-related assets at the same time as other affiliates are considering buying or selling similar assets. In this regard, there is a risk that our Advisor will select for us investments that provide lower returns to us than investments purchased by another affiliate. Certain of our Advisor’s affiliates may own or manage real properties in geographical areas in which we may expect to own real properties. As a result of our potential competition with other affiliates of our Advisor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that our Advisor and some of its affiliates, including our officers and directors, devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our Advisor are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.

Our Advisor and some of its affiliates, including our officers and directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, our Advisor’s management currently manages several privately offered real estate programs sponsored by affiliates of our Advisor. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third-party.

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

We may purchase real property and other real estate-related assets from third-parties who have existing or previous business relationships with affiliates of our Advisor, and, as a result, in any such transaction, we may not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties.

We may purchase real property and other real estate-related assets from third-parties that have existing or previous business relationships with affiliates of our Advisor. The officers, directors or employees of our Advisor and its affiliates and the principals of our Advisor who also perform services for other affiliates of our Advisor may have a conflict in representing our interests in these transactions on the one hand and preserving or furthering their respective relationships on the other hand. In any such transaction, we will not have the benefit of arm’s-length negotiations of the type normally conducted between unrelated parties, and the purchase price or fees paid by us may be in excess of amounts that we would otherwise pay to third-parties.

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

An economic downturn in the United States may have an adverse impact on the retail industry generally. Slow or negative growth in the retail industry may result in defaults by retail tenants which could have an adverse impact on our financial operations.

An economic downturn in the United States may have an adverse impact on the retail industry generally. As a result, the retail industry may face reductions in sales revenues and increased bankruptcies. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn could result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth may likely to hinder new entrants into the retail market which may make it difficult for us to fully lease our properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.

Our properties consist of retail properties. Our performance, therefore, is linked to the market for retail space generally.

As of December 31, 2014, we owned 15 properties, each of which is a retail center and the majority of which have multiple tenants. The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.

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

The costs of complying with governmental laws and regulations related to environmental protection and human health and safety may be high.

All real property investments and the operations conducted in connection with such investments are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. Some of these laws and regulations may impose joint and several liability on customers, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such real property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such real property as collateral for future borrowings. Environmental laws also may impose restrictions on the manner in which real property may be used or businesses may be operated. Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our real properties, such as the presence of underground storage tanks, or activities of unrelated third-parties may affect our real properties. There are also various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply and which may subject us to liability in the form of fines or damages for noncompliance. In connection with the acquisition and ownership of our real properties, we may be exposed to such costs in connection with such regulations. The cost of defending against environmental claims, of any damages or fines we must pay, of compliance with environmental regulatory requirements or of remediating any contaminated real property could materially and adversely affect our business, lower the value of our assets or results of operations and, consequently, lower the amounts available for distribution to you.

The costs associated with complying with the Americans with Disabilities Act may reduce the amount of cash available for distribution to our stockholders.

Investment in real properties may also be subject to the Americans with Disabilities Act of 1990, as amended, or “ADA”. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. We are committed to complying with the act to the extent to which it applies. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services be made accessible and available to people with disabilities. With respect to the properties we acquire, the ADA’s requirements could require us to remove access barriers and could result in the imposition of injunctive relief, monetary penalties or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third-party, such as a tenant, to ensure compliance with the ADA. We cannot assure you that we will be able to acquire properties or allocate responsibilities in this manner. Any monies we use to comply with the ADA will reduce the amount of cash available for distribution to our stockholders.

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

Risks Associated With Debt Financing

Restrictions imposed by our loan agreements may limit our ability to execute our business strategy and could limit our ability to make distributions to our shareholders.

We are a party to loan agreements that contain a variety of restrictive covenants. These covenants include requirements to maintain certain financial ratios and requirements to maintain compliance with applicable laws. A lender could impose restrictions on us that affect our ability to incur additional debt and our distribution and operating policies. In general, we expect our loan agreements to restrict our ability to encumber or otherwise transfer our interest in the respective property without the prior consent of the lender. Loan documents we enter may contain other customary negative covenants that may limit our ability to further mortgage the property, discontinue insurance coverage, replace our Advisor or impose other limitations. Any such restriction or limitation may have an adverse effect on our operations and our ability to make distributions to you.

We will incur mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.

We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2014 and 2013, our aggregate borrowings did not exceed 300% of the value of our net assets. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

In June 2011, under the Prior Advisor, we acquired a debt obligation for $18,000,000.  In October 2011, we received the underlying collateral with respect to the debt obligation in full settlement of our debt claim.  At the time of the settlement, we received an independent valuation of the collateral’s fair market value of $27,600,000.   The settlement resulted in taxable income to us in an amount equal to the fair market value of the collateral less our adjusted basis for tax purposes in the debt obligation.  Such income was not properly reported on our 2011 federal income tax return, and we did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules.

We are able to rectify the 2011 insufficient distribution and avoid failing to qualify as a REIT by paying a “deficiency dividend,” which would be distributed in respect of all of our common shares pro rata and included in our  deduction for dividends paid for 2011.  The amount of these deficiency dividends could be as much as $2,700,000, and we would be required to pay an interest-like penalty to the IRS based on this amount, which we have estimated to be $405,000.  The interest-like penalty has been accrued and is included in other expense for the year ended December 31, 2014.

We are seeking a private letter ruling from the IRS to the effect that such deficiency dividends can be satisfied via a distribution comprised, at the option of the stockholders, of either cash and/or common stock, where the cash is no less than 20% of the entire distribution.  There are no assurances that the private letter ruling will be granted.

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

Even if we maintain our status as a REIT, we may be subject to federal and state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. In addition, our taxable REIT subsidiaries will be subject to federal income tax and applicable state and local taxes on their net income. Any federal or state taxes we pay will reduce our cash available for distribution to you.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•	part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt to acquire the common stock; and

•	part or all of the income or gain recognized with respect to our common stock held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Internal Revenue Code may be treated as unrelated business taxable income.

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

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends”. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. If the IRS were to take the position that we paid a preferential dividend, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated if we were unable to cure such failure.

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

Property Portfolio

As of December 31, 2014, our portfolio included 15 retail properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 1,471,000 square feet of single- and multi-tenant, commercial retail space located in 11 states. We purchased our properties for an aggregate purchase price of $182,560,000. As of December 31, 2014 and 2013, there was $122,148,000 and $140,230,000 of indebtedness on our properties, respectively, including indebtedness on our held for sale properties. As of December 31, 2014 and 2013, approximately 88% and 89% of our portfolio was leased (based on rentable square footage), respectively, with weighted-average remaining lease terms of approximately 7 years for both years.

		Rentable Square	Percent	Effective Rent (3)	Anchor	Date	Original Purchase
Property Name	Location	Feet (1)	Leased (2)	(Sq. Foot)	Tenant	Acquired	Price (4) (5)	Debt (6)

Real Estate Investments
Moreno Marketplace	Moreno Valley, CA	77,763	87%	$19.59	Stater Brothers	11/19/09	$12,500,000	$9,132,000
Northgate Plaza	Tucson, AZ	103,492	90%	$9.59	Walmart	7/6/10	8,050,000	6,219,000
Pinehurst Square	Bismarck, ND	114,102	99%	$14.46	TJ Maxx	5/26/11	15,000,000	10,028,000
Cochran Bypass	Chester, SC	45,817	100%	$5.11	Bi-Lo	7/14/11	2,585,000	1,537,000
Topaz Marketplace	Hesperia, CA	50,699	64%	$23.77	n/a	9/23/11	13,500,000	7,882,000
Osceola Village	Kissimmee, FL	122,191	84%	$15.40	Publix	10/11/11	21,800,000	17,355,000
Constitution Trail	Normal, IL	200,165	76%	$14.86	Schnucks	10/21/11	18,000,000	13,894,000
Summit Point	Fayetteville, GA	111,970	87%	$13.56	Publix	12/21/11	18,250,000	12,035,000
Morningside Marketplace	Fontana, CA	76,923	96%	$15.37	Ralphs	1/9/12	18,050,000	8,771,000
Woodland West Marketplace	Arlington, TX	175,078	82%	$9.11	Tom Thumb	2/3/12	13,950,000	9,838,000
Ensenada Square	Arlington, TX	62,628	97%	$7.01	Kroger	2/27/12	5,025,000	3,041,000
Shops at Turkey Creek	Knoxville, TN	16,324	100%	$24.88	n/a	3/12/12	4,300,000	2,752,000
Aurora Commons	Aurora, OH	89,242	91%	$10.06	Marc's	3/20/12	7,000,000	5,120,000
Florissant Marketplace	Florissant, MO	146,257	100%	$9.72	Schnucks	5/16/12	15,250,000	9,004,000
Bloomingdale Hills	Riverside, FL	78,442	94%	$8.16	Walmart	6/18/12	9,300,000	5,540,000
		1,471,093	88%	$12.39			$182,560,000	$122,148,000

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property at December 31, 2014.

(3)	Effective rent per square foot is calculated by dividing the annualized December 2014 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Pinehurst Square and Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)	These amounts represent original purchase price and not current holdings due to pad sales at Osceola Village and Morningside Marketplace.

(6)	Debt represents the outstanding balance as of December 31, 2014. For more information on our financing, see Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7. “Notes Payable” to our consolidated financial statements included in this Annual Report.

Lease Expirations

The following table reflects the timing of tenant lease expirations at our properties as of December 31, 2014:

	Number		Percent of Portfolio
	of Leases	Annualized	Annualized Base	Square Feet
Year of Expiration (1)	Expiring	Base Rent (2)	Rent Expiring	Expiring
2015	33	$1,298,000	8%	84,000
2016	21	1,028,000	7%	70,000
2017	32	1,623,000	10%	112,000
2018	28	1,951,000	13%	137,000
2019	36	1,668,000	11%	127,000
2020	10	346,000	2%	25,000
2021	8	1,264,000	8%	153,000
2022	5	1,520,000	10%	145,000
2023	2	374,000	2%	16,000
2024	5	644,000	4%	70,000
Thereafter	12	3,852,000	25%	319,000
Total	192	$15,568,000	100%	1,258,000

(1)	Represents the expiration date of the lease as of December 31, 2014 and does not take into account any tenant renewal options.

(2)	Annualized base rent represents annualized contractual base rent as of December 31, 2014. These amounts do not include other items such as tenant concession (e.g., free rent), percentage rent, and expense recoveries.

Tenant lease expirations in 2015 and 2016 represent 8% and 7%, respectively, of our annualized base rent as of December 31, 2014. Based on our forecasts, the estimated market rents in 2015 and 2016 are expected to be approximately 7.6% and 2.1% higher than the expiring rents in 2015 and 2016, respectively.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of our credit risk. As of December 31, 2014, Schnucks Markets, Inc. is our largest tenant and accounted for approximately 128,000 square feet, or approximately 9% of the gross leasable area of our portfolio, and approximately $833,000, or 5%, of our annual minimum rent. Publix and Starplex Operating, L.P., two other large tenants, accounted for approximately 7% and 6%, of our annual minimum rent, respectively. Schnucks, headquartered in suburban St. Louis, is one of the largest privately held supermarket chains in the U.S., operating over 100 stores in the Midwest.  Publix stands as one of the largest U.S. regional grocery chains and is one of a very small number of chains which operates in over 1,000 locations. Starplex operates theaters in the U.S. and is headquartered in Dallas. No other tenant accounted for over 5% of our annual minimum rent.

2014 Property Acquisitions

We did not acquire any properties in 2014.

2014 Property Dispositions

•	In January 2014, we completed the sale of Visalia Marketplace for a gross sales price of $21,100,000.

•	In November 2014, we completed the sale of San Jacinto Esplanade for a gross sales price of $5,700,000.

•	In November 2014, we also entered into an agreement for the sale of an undeveloped parcel at Osceola Village for a gross sales price of $875,000. The sale is expected to close in May 2015.

ITEM 3.	LEGAL PROCEEDINGS

The following disclosure summarizes material pending legal proceedings to which we are a party, as well as material legal proceedings that terminated during the three months ended December 31, 2014.

Litigation Concerning Termination of Property Management Agreements

On or about September 9, 2013, TNP Property Manager, LLC (“TNP Property Manager”), the Company’s former property manager, commenced a civil action in the Superior Court of the State of California for Orange County against Glenborough and the Company. The Company was not served until October 15, 2013. The complaint related to the termination by the Company of the property management agreements between TNP Property Manager and the subsidiaries of the Company that own the various real estate projects in the Company’s portfolio and the selection of Glenborough to act as the Company’s new property manager. TNP Property Manager alleged that there was no valid basis for the Company to terminate the property management agreements and that the Company was in breach of the agreements. In addition, the TNP Property Manager accused Glenborough of “intentional interference with economic relationship.” From the Company, TNP Property Manager sought an award of compensatory damages in the amount of at least $5 million. From Glenborough, TNP Property Manager sought an award of compensatory damages in the amount of at least $5 million, an award of punitive damages in an unspecified amount, and equitable relief. Glenborough submitted a request for indemnification to the Company, and the Company agreed to advance Glenborough’s litigation expenses pursuant to the indemnification provision in the Company’s Consulting Agreement with Glenborough. On November 8, 2013, the Company filed a demurrer, seeking dismissal of the complaint on the grounds that the Company was not a proper defendant because it was not a party to the agreements in question and that, in any event, the agreements contained mandatory arbitration provisions. On January 28, 2014, TNP Property Manager filed a notice stating that it did not oppose the demurrer but requesting leave to amend its complaint. On March 17, 2014, the Court granted the demurrer and granted TNP Property Manager leave to amend its complaint. On April 9, 2014, rather than amend its complaint, TNP Property Manager dismissed the action as against the Company. On or about September 23, 2014, the parties entered into a binding agreement to settle their dispute. A payment of Three Hundred Thousand Dollars ($300,000) was made to TNP Property Manager on behalf of Glenborough. As a result of the fact that it was contractually obligated to indemnify Glenborough for its litigation expenses in the litigation, the Company funded this payment. In return for the payment, the Company, Glenborough and their affiliates received a general release from TNP Property Manager and its affiliates (including Anthony W. Thompson) that covers all claims except claims arising out of the securities litigation described below. TNP Property Manager subsequently dismissed the action with prejudice.

Securities Litigation

On or about September 23, 2013, a civil action captioned Stephen Drews v. TNP Strategic Retail Trust, Inc., et al., SA-CV-13-1488-PA-DFMx, was commenced in the United States District Court for the Central District of California. The named defendants were the Company, various of its present or former officers and directors, including Anthony W. Thompson, and several entities controlled by Mr. Thompson. The plaintiff alleged that he invested in connection with the initial public offering of the Company’s shares (the “IPO”) and purported to represent a class consisting of all persons who invested in connection with the IPO between September 23, 2010 and February 7, 2013. The plaintiff alleged that the Company and all of the individual defendants violated Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) because the offering materials used in connection with the IPO allegedly failed to disclose financial difficulties that Mr. Thompson and the entities controlled by him were experiencing. Additional claims under the Securities Act were asserted against Mr. Thompson, the entities controlled by Mr. Thompson and the other individual defendants who were employees of Mr. Thompson. The complaint sought a class-wide award of damages in an unspecified amount. On October 22, 2013, the plaintiff filed a notice of voluntary dismissal without prejudice. On October 23, 2013, a virtually identical complaint was filed in the United States District Court for the Northern District of California, asserting the same claims against the same defendants. The only material difference was that an additional plaintiff was added. Like the original plaintiff, the additional plaintiff alleges that he invested in connection with the IPO. The new action is captioned Lewis Booth, et al. v. Strategic Realty Trust, Inc., et al., CV-13-4921-JST. On January 27, 2014, the Court entered an order appointing lead plaintiffs and lead plaintiffs’ counsel. On March 13, 2014, the plaintiffs filed an amended complaint. The amended complaint contains the same claims as the original complaint and adds additional common law claims, including claims that the Company’s directors breached their fiduciary duties, and that the Company and its directors have been unjustly enriched. On April 28, 2014, the Company and the individual defendants other than Mr. Thompson or employees of Mr. Thompson moved to dismiss the amended complaint. On July 29, 2014, the Court granted the motion in part and denied the motion in part. Specifically, the Court dismissed the claim for breach of fiduciary duty with leave to amend and dismissed the claim for unjust enrichment with prejudice. On July 31, 2014, the plaintiffs advised the Court that they did not intend to amend their pleading to re-assert the claim for breach of fiduciary duty. On or about January 16, 2015, the parties reached an agreement in principle to settle the case on a class-wide basis, subject to approval by the Court, with the settlement to be funded entirely by the Company’s insurers. The Company’s insurance policy has a $500,000 retainer which was satisfied by the payment of the first $500,000 in legal fees related to the Company’s defense of this action, plus certain additional costs and fees in negotiating the settlement. Accordingly, no accrual for a settlement amount has been recorded at December 31, 2014. The settlement has not yet been embodied in a definitive settlement agreement. There can be no assurance that the settlement will be embodied in a definitive settlement agreement or, if it is, that the settlement will be approved by the Court. In the event that the proposed settlement is not consummated, the Company believes that the claims brought against the Company and the individual defendants other than Mr. Thompson or employees of Mr. Thompson are without merit and intends to defend the action vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

On July 15, 2014, our board of directors approved an estimated value per share of our common stock of $7.11 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the number of shares and operating partnership units outstanding, as of March 31, 2014. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). This valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013.

Our independent directors are responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was determined after consultation with our Advisor and with Robert A. Stanger & Co. Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by our board of directors, including all of its independent members. Stanger prepared appraisal reports, summarizing key inputs and assumptions, for each of the real estate properties it appraised, and reviewed our real estate related investments, cash, other assets, mortgage debt and other liabilities, using Company financial information provided by our Advisor. The methodologies and assumptions used to determine the estimated value of our assets and liabilities are described further below.

Stanger used the appraised values of our real estate properties, together with its estimated value of our notes payable and non-controlling interests and our Advisor’s estimated value of each of our other assets and liabilities, to calculate and recommend an estimated net asset value per share of our common stock. Upon the independent directors’ receipt and review of Stanger’s valuation report, and in light of other factors considered by the independent directors and their own extensive knowledge of our assets and liabilities, the independent directors concluded that the estimated value per share of $7.11 was reasonable. The board of directors unanimously agreed to accept the recommendation of the independent directors and approved $7.11 as the estimated value of our common stock, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of March 31, 2014.

Estimated Value Per Share
(Dollars in Thousands, Except Per Share)

Assets
Investments in real estate, net	$200,762
Cash and cash equivalents	4,412
Restricted cash	4,518
Prepaid expenses and other assets, net	904
Tenant receivables, net	1,396
Lease intangibles, net	-
Deferred financing costs, net	-
Total Assets	$211,992

Liabilities
Notes payable	$125,680
Accounts payable and accrued expenses	2,331
Amounts due to affiliates	368
Other liabilities	2,538
Below market lease intangibles, net	-
Total Liabilities	130,917

Total stockholders’ equity	$81,074

Shares & operating partnership units outstanding	11,401,510

Estimated value per share	$7.11

FINRA’s current rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less our liabilities according to U.S. GAAP, nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

Methodology

Our goal in calculating an estimated value per share was to arrive at a value that is reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions and a process that is in compliance with the valuation guidelines established by the IPA. The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:

Real Estate

Independent Valuation Firm

Stanger was selected by our Advisor and approved by our independent directors and board of directors to appraise 16 of our real estate properties. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger is based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its appraisal reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of the Company.

Stanger collected reasonably available material information that it deemed relevant in appraising our real estate properties. Stanger relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements and/or lease abstracts; and (iii) information regarding recent or planned capital expenditures.

In conducting their investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although Stanger reviewed information supplied or otherwise made available by us or our Advisor for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. Stanger has assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or our Advisor. Stanger relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.

In performing its analyses, Stanger made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond their control and our control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that we have clear and marketable title to each real estate property appraised, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, Stanger’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the appraisal, and any material change in such circumstances and conditions may affect Stanger’s analyses and conclusions. Stanger’s appraisal reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which our real estate properties may actually be sold could differ from Stanger’s analyses.

Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations and similar transactions. We engaged Stanger to deliver the appraisal reports and assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, we have agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the determination of our estimated value, Stanger provided commercial real estate advisory services for us and has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable appraisal report.

Although Stanger considered any comments received from us or our Advisor in their appraisal reports, the final appraised values of our real estate properties were determined by Stanger. The appraisal reports for our real estate properties were addressed solely to us to assist us in calculating and recommending an updated estimated value per share of our common stock. The appraisal reports were not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to Stanger’s appraisal reports. All of the Stanger appraisal reports, including the analysis, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in the respective appraisal reports.

Real Estate Valuation

Stanger appraised each of our real estate properties, using various methodologies including a direct capitalization analysis, discounted cash flow analyses and sales comparison approach and relied primarily on 10-year discounted cash flow analyses for the final valuations of each of the real estate properties. Stanger calculated the discounted cash flow value of our real estate properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the properties we own based on recent comparable market transactions adjusted for unique property and market-specific factors.

As of March 31, 2014, we owned 16 real estate assets. The total acquisition cost of these properties was $181,383,100, excluding acquisition fees and expenses. In addition, through March 31, 2014 we had invested $1,533,000 in capital and tenant improvements on these 16 real estate assets since inception. As of March 31, 2014, the total appraised value of our real estate properties was provided by Stanger using the appraisal methods described above was $202,900,000. The total appraised real estate value as of March 31, 2014 compared to the total acquisition cost of our real estate properties plus subsequent capital improvements through March 31, 2014, results in an overall increase in the real estate value of approximately $19,983,900 or approximately 10.93%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised real estate property values:

		Weighted
	Range	Average
Terminal capitalization rate	7.00%-10.00%	8.23%
Discount rate	7.50%-11.50%	9.19%
Income and expense growth rate	3.00%	3.00%

While we believe that Stanger’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of our real estate properties and thus, the estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value Per Share due to
	- 25 Basis Points	+ 25 Basis Points	- 5%	+5%
Terminal capitalization rates	$0.23	$(0.28)	$0.40	$(0.42)
Discount rates	$0.25	$(0.31)	$0.50	$(0.55)

Finally, each 1% change in the appraised value of real estate would result in a change of $0.17 to the estimated value per share.

Notes Payable

Values for mortgage loans were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes (i.e., age, location, etc.). The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 4.50% to 15.22%.

As of March 31, 2014, Stanger’s estimate of fair value and the carrying value of our notes payable were $125.7 million and $123.6 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 3.3 years, was approximately 5.6%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Adjustment to Discount Rates
	+ 25 Basis Points	- 25 Basis Points	+5%	-5%
Estimated fair value	$124,867	$126,437	$124,893	$126,395
Weighted average discount rate	5.8%	5.4%	5.8%	5.4%
Change in value per share	$0.07	$(0.07)	$0.07	$(0.06)

Other Assets and Liabilities

The carrying values of a majority of our other assets and liabilities are considered to equal their fair value due to their short maturities or liquid nature. Certain balances, such as straight-line rent receivables, lease intangible assets and liabilities, deferred financing costs, unamortized lease commissions and unamortized lease incentives, have been eliminated for the purpose of the valuation due to the fact that the value of those balances were already considered in the valuation of the respective investments.

Different parties using different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets.

Non-controlling Interests

In those situations where our consolidated assets and liabilities are held in joint venture structures in which other equity holders or lenders have an interest, Stanger has valued those non-controlling interests based on the terms of the joint venture agreement applied in the liquidation of the joint venture. The resulting non-controlling interests are a deduction to the estimated value.

Limitations of Estimated Value Per Share

As mentioned above, we are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations and to comply with IPA valuation guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the estimated value per share as of March 31, 2014 is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares and operating partnership units outstanding, as of March 31, 2014. The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize our Advisor and/or an independent valuation firm to update the estimated value per share in 2015, in accordance with the recommended IPA guidelines.

Stockholder Information

As of March 20, 2015, we had 10,969,714 shares of our common stock outstanding held by a total of approximately 3,200 stockholders. The number of stockholders is based on the records of our transfer agent.

Distributions

To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction or net capital gain) and which does not necessarily equal results of operations as calculated in accordance with GAAP. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant.

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

Effective January 15, 2013, we announced that we would no longer be making monthly distributions. At the time we were in default under the terms of the KeyBank credit facility. While we remained in default, KeyBank prohibited the payment of distributions. On December 9, 2013, we announced that we had successfully modified the credit facility such that we could re-establish distributions so long as the total amount paid did not exceed 100% of the Adjusted Funds from Operations (on a trailing 12-months basis commencing on April 1, 2013), as defined in the KeyBank credit facility agreement. As a result, on December 9, 2013, we declared a quarterly distribution in the amount of $0.05 per share on our outstanding common shares of the Company, payable to stockholders of record as of December 31, 2013, which was paid on January 31, 2014. Our board of directors will continue to evaluate our ability to make future quarterly distributions based on our operational cash needs.

The following table sets forth the distributions declared and paid or payable to our common stockholders and holders of non-controlling common units in our operating partnership for the years ended December 31, 2014 and 2013, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	0.06	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	0.06	658,000	26,000	684,000
Fourth Quarter 2014	12/31/2014	1/30/2015	0.06	658,000	26,000	684,000
				$2,522,000	$100,000	$2,622,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2013	1/18/2013	1/18/2013	$0.05833	$636,000	$25,000	$661,000
Second Quarter 2013	N/A	N/A	-	-	-	-
Third Quarter 2013	N/A	N/A	-	-	-	-
Fourth Quarter 2013	12/31/2013	1/31/2014	0.05	548,000	22,000	570,000
				$1,184,000	$47,000	$1,231,000

The tax composition of our distributions paid during the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Ordinary Income	0%	0%
Return of Capital	100%	100%
Total	100%	100%

For the years ended December 31, 2014 and 2013, all cash amounts distributed to stockholders represented a 100% return of capital to stockholders.

Share Redemption Program

Until January 15, 2013, we had a share redemption program that provided limited liquidity to our stockholders. Under the share redemption program, unless shares were redeemed due to the death or disability of a stockholder, we did not redeem shares under the share redemption program unless the holder had held the shares for at least one year. Additionally, the number of shares that were redeemed during any calendar year was limited to (1) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year and (2) those that could be funded from the net proceeds from the sale of shares under the distribution reinvestment plan in the prior calendar year plus such additional funds as may have been reserved for that purpose by our board of directors. Our board of directors had the ability, in its sole discretion, to amend, suspend or terminate the share redemption program at any time if it determined that the funds available to fund the share redemption program were needed for other business or operational purposes or that amendment, suspension or termination of the share redemption program was in the best interest of our stockholders. The share redemption program was to terminate if the shares of our common stock were listed on a national securities exchange.

Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. During the years ended December 31, 2014, and 2013, we did not redeem any shares under the share redemption program. We intend to reevaluate our capacity to resume share redemptions after addressing our liquidity issues. However, there is no guarantee that we will resume share redemptions in the short term or at all.

In February 2013, we made an arrangement with the estate of a deceased stockholder, whose shares of common stock were accepted for redemption in the fourth quarter of 2012, to redeem all such stockholder’s shares for an aggregate purchase price of $636,000, payable in three equal installments during 2013.

Unregistered Sales of Equity Securities and Use of Offering Proceeds

During 2014, we did not issue any securities that were not registered under the Securities Act.

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

Overview

We are a Maryland corporation that was formed on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located in the United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2009, and we intend to operate in such a manner. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership. We have no paid employees.

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

From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, we accepted subscriptions for, and issued, 10,969,714 shares of our common stock (net of share redemptions), including 391,182 shares of our common stock pursuant to our distribution reinvestment plan, resulting in aggregate gross offering proceeds of $108,357,000, net of redemptions. Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. As of January 15, 2013, we had redeemed 160,409 shares pursuant to our share redemption program for an aggregate redemption amount of approximately $1,604,000. For more information regarding our share redemption program, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program.”

On June 15, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $900,000,000 in shares of our common stock. However, we subsequently determined not to proceed with our contemplated follow-on public offering and, on March 1, 2013, we requested that the SEC withdraw the registration statement for our contemplated follow-on public offering, effective immediately. We currently do not expect to commence a follow-on offering in the foreseeable future.

On August 7, 2013, we allowed our advisory agreement (the “Prior Advisory Agreement”) with our prior advisor, TNP Strategic Retail Advisor, LLC (“Prior Advisor”) to expire without renewal. On August 10, 2013, we entered into a new advisory agreement (the “Advisory Agreement”) with SRT Advisor, LLC (our “Advisor”). On July 15, 2014, the Advisory Agreement with our Advisor was renewed for an additional twelve months, beginning on August 10, 2014. Our Advisor manages our business as our external advisor pursuant to the Advisory Agreement. Our Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties. Our properties are managed by Glenborough, which acts as our property manager. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry.

In December 2012, we entered into a consulting agreement with Glenborough to assist us with the process of transitioning to a new external advisor as well as to provide other services (the “Consulting Agreement”). Pursuant to the Consulting Agreement, from December 2012 through April 2013, we paid Glenborough a monthly consulting fee of $75,000 and reimbursed Glenborough for its reasonable out-of-pocket expenses. Effective May 1, 2013, we amended the Consulting Agreement to expand the services to include accounting provided to us by Glenborough and increased the monthly consulting fee payable to Glenborough to $90,000. On August 10, 2013, in connection with the execution of the Advisory Agreement, we terminated the Consulting Agreement and Glenborough rebated $150,000 of consulting fees to us.

Market Outlook – Real Estate and Real Estate Finance Markets

The market for retail property investment continues to improve.  According to data from Cushman and Wakefield, sales of retail investment properties totaled $82.6 billion in 2014, up 31.2% from 2013 levels and surpassing the 2007 peak. The CMBS market continues to make a rebound from the credit crisis of a few years ago.  Volumes of commercial securities backed by mortgages are expected to be near $100 billion, up from approximately $86 billion in 2013 and up 50% from 2012 levels.

According to data from Jones Lang LaSalle, retail net absorption for the U.S. totaled 109.8 million square feet in 2014. Deliveries of new space for the year continue to track well below the absorption at 60.6 million square feet helping to push down the vacancy rate 60 basis points in 2014. Net absorption has been steadily growing since 2010 with 2014 being the strongest year since 2008. Neighborhood retail centers, according to CoStar, ended the year with a vacancy rate of 9.4%, the highest of all of the retail categories. In 2014, average rents rose 2.1%. However, in many markets, average rents remain below the prior peaks.

2014 Significant Events

•	In January 2014, we completed the sale of Visalia Marketplace for a gross sales price of $21,100,000. The proceeds from the sales were primarily used to reduce the amount of our debt.

•	In June 2014, we increased the quarterly distribution to stockholders by 20%, from $0.05 per share to $0.06 per share.

•	In August 2014, we entered into a new $30,000,000 line of credit with KeyBank. The new line of credit replaces the former line of credit that matured in July 2014 and will result in interest rate savings and increased financial flexibility into the future. The new line of credit carries an interest rate of approximately 3.16% (at December 31, 2014) while the retired line of credit had an interest rate of 5.50%. In addition, proceeds from the new line of credit were used to repay both the senior and subordinate loans associated with Constitution Trail totaling approximately $14,800,000 that carried a weighted average interest rate of 9.04%.

•	In November 2014, we completed the sale of San Jacinto Esplanade for a gross sales price of $5,700,000. The proceeds from the sales were primarily used to reduce the amount of our debt.

•	In November 2014, we entered into an agreement for the sale of an undeveloped parcel at Osceola Village for a gross sales price of $875,000. The sale is expected to close in May 2015.

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

Critical Accounting Policies and Estimates

Below is a discussion of the accounting policies and estimates that management considers critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

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

We maintain an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitor the liquidity and creditworthiness of our tenants on an ongoing basis. For straight-line rent amounts, our assessment is based on amounts estimated to be recoverable over the term of the lease.

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

 We recognize gains or losses on sales of real estate in accordance with Accounting Standards Codification (“ASC”) 360. Profits are not recognized until (1) a sale has been consummated; (2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (3) our receivable, if any, is not subject to future subordination; and (4) we have transferred to the buyer the usual risks and reward of ownership, and we do not have a substantial continuing involvement with the property. The results of operations of income producing properties where we do not have a continuing involvement are presented in the discontinued operations section of our consolidated statements of operations for properties sold prior to April 30, 2014.

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

Tenant improvement costs recorded as capital assets are depreciated over tenant’s remaining lease term which the Company has determined approximates the remaining useful life of the improvement.

Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized.

Business Combinations

We record the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination when the acquired property meets the definition of a business. Assets acquired and liabilities assumed in a business combination are generally measured at their acquisition date fair values. Tenant improvements recognized represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date, are classified as an asset under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which we operate; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above or below market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases are recorded in acquired lease intangibles, and amortized over the remaining lease term. Above or below market-rate leases are classified in acquired lease intangibles, or in acquired below market lease intangibles, depending on whether the contractual terms are above or below market. Above market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

Transaction costs are expensed as incurred, and costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable have been expensed and included in transaction expense in the consolidated statements of operations.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require us to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of our acquired tangible assets, identifiable intangibles and assumed liabilities which would impact the amount of our net income. These allocations also impact the amount of revenue we recognize, depreciation expense and gains or losses recorded on future sales of properties.

Impairment of Long-lived Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that we estimate in this analysis include projected rental rates, capital expenditures, property sales capitalization rates and expected holding period of the property. For the year ended December 31, 2014, we recorded impairment losses of $2,500,000 and $1,400,000 on our investments in Constitution Trail and Topaz Marketplace, respectively. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the methodologies used to estimate fair value of the investments in real estate. We did not record any impairment loss on our investments in real estate and related intangible assets during the year ended December 31, 2013.

Assets Held for Sale and Discontinued Operations

When certain criteria are met, long-lived assets are classified as held for sale and are reported at the lower of their carrying value or their fair value less costs to sell and are no longer depreciated. Prior to April 30, 2014, discontinued operations was a component of an entity that had either been disposed of or was deemed to be held for sale and (1) the operations and cash flows of the component had been or would be eliminated from ongoing operations as a result of the disposal transaction and (2) the entity would not have any significant continuing involvement in the operations of the component after the disposal transaction. With the adoption of Accounting Standards Update No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment on April 30, 2014, only disposed properties that represent a strategic shift that has (or will have) a major effect on our operations and financial results are reported as discontinued operations.

Fair Value Measurements

Under GAAP, we are required to measure or disclose certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available for inputs that are significant to the fair value measurement.

When available, we utilize quoted market prices or other observable inputs (Level 2 inputs), such as interest rates or yield curves, from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to use significant judgment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for an asset owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets; or (ii) a present value technique that considers the future cash flows based on contractual obligations discounted by an observed or estimated market rates of comparable liabilities. The use of contractual cash flows with regard to amount and timing significantly reduces the judgment applied in arriving at fair value.

Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

We consider the following factors to be indicators of an inactive market (1) there are few recent transactions; (2) price quotations are not based on current information; (3) price quotations vary substantially either over time or among market makers (for example, some brokered markets); (4) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability; (5) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability; (6) there is a wide bid-ask spread or significant increase in the bid-ask spread; (7) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities; and (8) little information is released publicly (for example, a principal-to-principal market).

We consider the following factors to be indicators of non-orderly transactions (1) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions; (2) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant; (3) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced); and (4) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal results of operations as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT. We may also be subject to certain state or local income taxes, or franchise taxes.

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

Our tax returns remain subject to examination and consequently, the taxability of our distributions is subject to change.

Results of Operations

As of December 31, 2014, our real estate portfolio included 15 properties acquired for an aggregate purchase price of $182,560,000, plus closing costs. The occupancy rate for our property portfolio was 88% based on approximately 1,471,000 rentable square feet as of December 31, 2014, compared to an occupancy rate of 89% based on approximately 1,722,000 rentable square feet as of December 31, 2013. In 2014, there were no property acquisitions and two property dispositions.

As of December 31, 2013, our real estate portfolio included 17 properties acquired for an aggregate purchase price of $208,648,000, plus closing costs. During 2013, we did not acquire any properties and we had four property dispositions.

Due to the portfolio dispositions described above, our results of operations for the years ended December 31, 2014 and 2013, are not indicative of those expected in future periods.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

The following table provides summary information about our results of operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,		Increase	Percentage
	2014	2013	(Decrease)	Change
Rental revenue and reimbursements	$21,703,000	$21,340,000	$363,000	1.7%
Operating and maintenance expenses	7,760,000	7,635,000	125,000	1.6%
General and administrative expenses	4,343,000	5,166,000	(823,000)	(15.9)%
Depreciation and amortization expenses	7,869,000	8,981,000	(1,112,000)	(12.4)%
Transaction expenses	-	38,000	(38,000)	(100.0)%
Interest expense	8,983,000	9,419,000	(436,000)	(4.6)%
Operating loss	(7,252,000)	(9,899,000)	2,647,000	(26.7)%
Other income (expense), net	(4,696,000)	-	(4,696,000)	100.0%
Loss from continuing operations	(11,948,000)	(9,899,000)	(2,049,000)	20.7%
Gain (loss) from discontinued operations	3,059,000	(2,508,000)	5,567,000	222.0%
Net loss	$(8,889,000)	$(12,407,000)	$3,518,000	(28.4)%

Revenue

Revenues increased by $363,000 to $21,703,000 during the year ended December 31, 2014 compared to revenues of $21,340,000 for the year ended December 31, 2013. This increase in 2014 was primarily due to a $766,000 bankruptcy settlement payment from Fresh & Easy, a former anchor tenant at Topaz Marketplace, which was $455,000 in excess of what Fresh & Easy paid in rental revenue in 2013.

Operating and maintenance expenses

Operating and maintenance expenses increased by $125,000 to $7,760,000 during the year ended December 31, 2014 compared to operating and maintenance expenses of $7,635,000 for the year ended December 31, 2013. This slight increase was primarily due to an increase in repair and maintenance costs of $743,000 in 2014, partially offset by a decrease in allowance for doubtful accounts of $641,000 related to significant past due amounts owed by tenants in 2012 and early 2013.

General and administrative expenses

General and administrative expenses were $4,343,000 during the year ended December 31, 2014 compared to $5,166,000 for the year ended December 31, 2013, a decrease of $823,000. The cost savings were recognized in overhead and asset management, directors’ compensation, and audit costs totaling $1,691,000. These reductions were mainly due to the successful completion of the transition to our new Advisor and property manager in August 2013. Savings in these categories were partially offset by costs related to tax advisory expenses of $132,000, the proxy contest and settlement with the shareholder coalition of $586,000, and increased legal costs of $35,000 related to the litigation and settlement concerning termination of the property management agreements and the securities litigation.

Depreciation and amortization expenses

Depreciation and amortization expense decreased by $1,112,000 to $7,869,000 during the year ended December 31, 2014 compared to $8,981,000 for the year ended December 31, 2013. The decrease was primarily due to a reduction in amortization of lease intangibles resulting from maturing leases.

Transaction expenses

There were no transaction expenses during the year ended December 31, 2014, and there was $38,000 in residual transaction expenses for the year ended December 31, 2013.

Interest expense

Interest expense decreased by $436,000 to $8,983,000 during the year ended December 31, 2014, compared to $9,419,000 for the year ended December 31, 2013. The decrease was primarily due to interest rate savings from the refinancing of the KeyBank line of credit in August 2014 which resulted in a reduced variable interest rate from 5.50% to 3.16%, as of December 31, 2014. In addition, the refinancing of the Constitution Trail debt into that line of credit resulted in a decrease in our weighted average interest rate on $14,800,000 of secured debt from 9.04% to 3.16%. The interest rate savings from the line of credit was partially offset by an additional $750,000 in interest expense related to a profit participation agreement with Osceola Village’s lender. See “Contingencies – Osceola Village Contingencies” on page 41 for additional information regarding the lender profit participation agreement.

Other income and expense

Other expense for the year ended December 31, 2014 was $4,696,000 and represented impairment losses recorded on our investments in Constitution Trail and Topaz Marketplace of $2,500,000 and $1,400,000, respectively. In addition, a $295,000 loss resulted from the extinguishment of the Constitution Trail debt, which represents the write-off of unamortized loan fees when the debt was refinanced into the KeyBank line of credit in August 2014, and $610,000 of tax advisory expenses and estimated IRS penalties related to rectifying the deficiency dividend in 2011. These expenses were partially offset by a $188,000 gain on sale of real estate resulting from the disposal of San Jacinto Esplanade in November 2014.

Discontinued operations

Income from discontinued operations was $3,059,000 for the year ended December 31, 2014, compared to a loss from discontinued operations of $2,508,000 for the year ended December 31, 2013. The 2013 loss was primarily the result of the $5,404,000 loss on the Lahaina Gateway’s deed in lieu of foreclosure transaction completed in August 2013. In addition, the discontinued operations for the year ended December 31, 2013, included the full operating results related to Waianae Mall, Lahaina Gateway, Craig Promenade, Willow Run, and Visalia Marketplace. Discontinued operations for the year ended December 31, 2014, only included one partial month of operations for Visalia Marketplace and residual expenses related to previously sold properties. These operating losses for the year ended December 31, 2014 were offset by a $3,196,000 gain associated with the disposal of Visalia Marketplace in January 2014.

Liquidity and Capital Resources

As of December 31, 2014, our portfolio included 15 retail properties, with a net carrying value aggregating $149,630,000. Since our inception, our principal demand for funds has been for the acquisition of real estate, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. On February 7, 2013, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. As a result of the termination of our initial public offering, offering proceeds from the sale of our securities are not currently available to fund our cash needs. We also expect our investment activity will be significantly reduced until we are able to identify other sources of equity capital or other significant sources of financing. Due to the decrease in our capital resources, we suspended our share redemption program, including redemptions for death and disability, effective as of January 15, 2013. We intend to reevaluate our ability to resume share redemptions pursuant to our share redemption program after addressing our liquidity issues.

As of December 31, 2014, our cash and cash equivalents were $3,211,000 and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was $5,163,000. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

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

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2014, our borrowings did not exceed 300% of the value of our net assets.

Cash Flows from Operating Activities

During the year ended December 31, 2014, net cash used in operating activities was $495,000 compared to net cash used in operating activities of $2,023,000 during the year ended December 31, 2013, a reduction of $1,528,000. The reduction in cash used in operating activities was primarily due to changes in operating asset and liability balances of $1,900,000 involving tenant receivables, prepaid rent, accounts payable and accrued expenses, amounts due to affiliates, other liabilities and restricted cash.

Leasing Information

Committed tenant improvement costs and leasing commissions for new leases during the year ended December 31, 2014 were $13.48 per square foot and $6.98 per square foot, respectively. Committed tenant improvement costs and leasing commissions for lease renewals during the year ended December 31, 2014 were $0.90 per square foot and $1.92 per square foot, respectively. The following table provides information regarding our leasing activity for the year ended December 31, 2014.

Total Vacant Rentable Sq. Feet at December 31, 2013	Lease Expirations in 2014 (Sq. Feet)	New Leases in 2014 (Sq. Feet)	Lease Renewals in 2014 (Sq. Feet)	Total Vacant Rentable Sq. Feet at December 31, 2014	Tenant Retention Rate in 2014
199,000	127,000	48,000	90,000	188,000	71%

Cash Flows from Investing Activities

During the year ended December 31, 2014, net cash provided by investing activities was $22,917,000 compared to net cash provided by investing activities of $22,813,000 during the year ended December 31, 2013, a slight increase of $104,000. The increase was primarily due to net proceeds, before the pay down of debt, from the sale of real estate offset by an increase in cash used for improvements, capital expenditures and leasing costs.

Cash Flows from Financing Activities

During the year ended December 31, 2014, net cash used in financing activities was $21,444,000, compared to $20,264,000 used during the year ended December 31, 2013, an increase in uses of $1,180,000. The primary components of net cash used in financing activities for the year ended December 31, 2014 were repayments of notes payable in the amount of $37,982,000, attributable primarily to the Visalia Marketplace sale, San Jacinto Esplanade sale, and Constitution Trail debt refinancing, and the payment of distributions to stockholders in the amount of $2,595,000. This was partially offset by the proceeds attributable to adding Constitution Trail to the new KeyBank credit facility resulting in proceeds of $19,900,000.

The primary components of net cash used in financing activities for the year ended December 31, 2013 were the repayment of notes payable in the amount of $22,701,000 resulting primarily from the sale of Waianae Mall, Willow Run, and Craig Promenade, and the payment of distributions to stockholders in the amount of $505,000. Partially offsetting these uses were the proceeds from the issuance of member interests to SRT Secured Holdings Manager, LLC, an affiliate of Glenborough, in the amount of $1,929,000.

Short-term Liquidity and Capital Resources

Our principal short-term demand for funds is for the payment of operating expenses and the payment of principal and interest on our outstanding indebtedness. To date, our cash needs for operations have been covered from cash provided by property operations, the sales of properties and the sale of shares of our common stock. Due to the termination of our initial public offering on February 7, 2013, we may fund our short-term operating cash needs from operations, from the sales of properties and from debt. On December 31, 2014, we declared a quarterly distribution to stockholders totaling $684,000, and we will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares (currently suspended) and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, debt and sales of properties. Until the termination of our initial public offering on February 7, 2013, our cash needs for acquisitions were satisfied from the net proceeds of the public offering and from debt financings. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. See Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Note 7. “Notes Payable” to our consolidated financial statements included in this Annual Report for additional information on the maturity dates and terms of our outstanding indebtedness.

KeyBank Amended and Restated Credit Facility Agreement

On August 4, 2014, the Company entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank to amend and restate the 2010 Credit Facility (defined below) in its entirety and to establish a revolving credit facility with an initial maximum aggregate commitment of $30,000,000 (as adjusted, the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, the Company may request that the Facility Amount be increased to a maximum of $60,000,000. The Amended and Restated Credit Facility was initially secured by San Jacinto Esplanade, Aurora Commons and Constitution Trail.

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

On August 4, 2014, as required by the Amended and Restated Credit Facility, the OP contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owns the Constitution Trail property, to SRT Secured Holdings, LLC (“Secured Holdings”) (the “Constitution Transaction”). At the time, Secured Holdings was jointly owned by the OP and SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough. Prior to the Constitution Transaction, the OP owned 88% of the membership interests in Secured Holdings and SRT Manager owned 12% of the membership interests in Secured Holdings. Following the Constitution Transaction, the OP owned 91.67% of the membership interests in Secured Holdings and SRT Manager owned 8.33% of the membership interests in Secured Holdings, which was derived based on the fair value of the properties as of the date of the contribution. Subsequently, Secured Holdings paid SRT Manager $2,102,000 in full redemption of SRT Manager’s 8.33% membership interest in Secured Holdings. For additional information see “Subsequent Events” on page 47.

In connection with the Constitution Transaction, the entire outstanding note payable balance due to Constitution Trail’s prior lender was fully paid, and the new outstanding principal balance of the Amended and Restated Credit Facility was $20,800,000, as of August 4, 2014.

The original credit facility was entered into on December 17, 2010, between us, through our subsidiary, Secured Holdings, and KeyBank (and certain other lenders, collectively referred to as the “lenders,”) to establish a revolving credit facility with an initial maximum aggregate commitment of $35,000,000 (the “2010 Credit Facility”). On August 4, 2014, the 2010 Credit Facility was replaced by the Amended and Restated Credit Facility.

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

Deficiency Dividend

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

We are able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by paying a “deficiency dividend,” which would be distributed in respect of all of our common shares pro rata and included in our  deduction for dividends paid for 2011.  The amount of these deficiency dividends could be as much as $2,700,000, and we would be required to pay an interest-like penalty to the IRS based on this amount, which we have estimated to be $405,000.  The interest-like penalty has been accrued and is included in other expense for the year ended December 31, 2014.

We are seeking a private letter ruling (a “PLR”) from the IRS to the effect that such deficiency dividends can be satisfied via a distribution comprised, at the option of the stockholders, of either cash and/or common stock, where the cash is no less than 20% of the entire distribution.  There are no assurances that the PLR will be granted.

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

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, we granted a lender a profit participation in the Osceola Village property equal to 25% of the net profits received by us upon the sale of the property (the “Profit Participation Payment”). If the property has not been sold on or before the scheduled maturity date of the loan, we shall be deemed to have sold the property for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. Based on the profit participation language in the loan documents, and discussions with the lender as to the application of those provisions to the sale of the property to SGO Retail Acquisition Venture, LLC, as referenced in the “Subsequent Events” section on page 47, we recorded a liability in the amount of $750,000 for the estimated Profit Participation Payment, effective December 31, 2014. See Note 13. “Commitments and Contingencies” to our consolidated financial statements included in this Annual Report for additional information on the Osceola Village contingency.

Constitution Trail Contingency Expiration

In connection with the original financing of the Constitution Trail acquisition, SRT Constitution Trail, LLC, a wholly owned subsidiary of the OP and SRT Constitution Trail Master Lessee, LLC (the “Starplex Master Lessee”), a wholly owned subsidiary of the OP, entered into a Master Lease Agreement with respect to a portion of Constitution Trail (the “Starplex Master Lease”). Pursuant to the Starplex Master Lease, SRT Constitution Trail, LLC leased to the Starplex Master Lessee an approximately 7.78 acre parcel of land included in the Constitution Trail property, and the approximately 44,000 square foot Starplex Cinemas building located thereon (the “Starplex Premises”). The Starplex Master Lease provided that, in the event that the annual gross sales from the Starplex premises were less than $2,800,000, then thereafter the Starplex Master Lessee would pay SRT Constitution Trail, LLC a monthly rent in an amount equal to $62,424 ($749,088 annually), subject to an offset based on any minimum annual rent for the Starplex premises received by SRT Constitution Trail, LLC. In connection with the Constitution Transaction (see “KeyBank Amended and Restated Credit Facility Agreement” on page 39), the entire note payable was paid and the Starplex Master Lease, and the related contingency described above, expired.

Guidelines on Total Operating Expenses

We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the year ended December 31, 2014, our total operating expenses did not exceed the 2%/25% Guidelines.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to annually distribute at least 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.  See the disclosure above under “Contingencies—Deficiency Dividend” for additional information regarding our current REIT compliance.

Distributions

For so long as we remained in default under the terms of the 2010 Credit Facility, KeyBank prohibited the payment of distributions to our investors. Effective January 15, 2013, we announced that we would no longer be making monthly distributions. On December 9, 2013, we announced that we had successfully modified the 2010 Credit Facility such that the we could re-establish distributions so long as the total amount paid did not exceed 100% of the Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), as defined in the 2010 Credit Facility agreement. Pursuant to the terms and conditions of the Amended and Restated Credit Facility, there are certain restrictions on the amount of distributions that are tied to our Adjusted Funds from Operations (as defined in the Amended and Restated Credit Facility), provided, however, that we are not restricted from making any distributions necessary in order to maintain our status as a REIT.

As a result, on December 9, 2013 and again in March 24, 2014, we declared quarterly distributions in the amount of $0.05 per share on our outstanding common shares, payable to stockholders of record as of December 31, 2013 and March 31, 2014, which were paid on January 31, 2014 and April 30, 2014, respectively. For the three months ended June 30, 2014, September 30, 2014 and December 31, 2014, we declared quarterly distributions in the amount of $0.06 per share on our outstanding common shares, payable to stockholders of record as of June 30, 2014, September 30, 2014, and December 31, 2014, respectively. The distributions were paid on July 30, 2014 and October 31, 2014, and January 30, 2015, respectively. Our board of directors will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.

Some or all of our distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

The following table sets forth the distributions declared and paid or payable to our common stockholders and holders of common units in our operating partnership for the years ended December 31, 2014 and 2013, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	0.06	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	0.06	658,000	26,000	684,000
Fourth Quarter 2014	12/31/2014	1/30/2015	0.06	658,000	26,000	684,000
				$2,522,000	$100,000	$2,622,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2013	1/18/2013	1/18/2013	$0.05833	$636,000	$25,000	$661,000
Second Quarter 2013	N/A	N/A	-	-	-	-
Third Quarter 2013	N/A	N/A	-	-	-	-
Fourth Quarter 2013	12/31/2013	1/31/2014	0.05	548,000	22,000	570,000
				$1,184,000	$47,000	$1,231,000

The tax composition of our distributions paid during the years ended December 31, 2014 and 2013 was as follows:

	2014	2013
Ordinary Income	0%	0%
Return of Capital	100%	100%
Total	100%	100%

For the years ended December 31, 2014 and 2013, all cash amounts distributed to stockholders represented a 100% return of capital to stockholders.

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

The Investment Program Association, or “IPA”, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect our operating performance. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance. By providing MFFO, we believe we are presenting useful information that assists investors and analysts to better assess the sustainability of our operating performance. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; non-recurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; non-recurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, non-recurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on our Advisor for managing interest rate, hedge and foreign exchange risk, we do not retain an outside consultant to review all our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us. All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to such property. Further, under GAAP, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flow from operating activities. In addition, we view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. In particular, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations and assessments regarding general market conditions which can change over time. An asset will only be evaluated for impairment if certain impairment indications exist and if the carrying, or book value, exceeds the total estimated undiscounted future cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) from such asset. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges.

Our management uses MFFO and the adjustments used to calculate MFFO in order to evaluate our performance against other public, non-listed REITs which have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate MFFO allow us to present our performance in a manner that reflects certain characteristics that are unique to public, non-listed REITs, such as their limited life, and hence that the use of such measures is useful to investors. By excluding these expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of the properties. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such changes that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

We also present MFFO, calculated as discussed above, adjusted for the non-cash amortization of deferred financing costs, non-recurring default interest, penalties and fees, and lender profit participation or adjusted MFFO. We opted to use substantial short-term and medium-term borrowings to acquire properties in advance of raising equity proceeds under our initial public offering in order to more quickly build a larger and more diversified portfolio. Non-cash interest expense represents amortization of financing costs paid to secure short-term and medium-term borrowings. GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. Management believes that the measure resulting from an adjustment to MFFO for non-cash interest expense, provides supplemental information that allows for better comparability of reporting periods. We also believe that adjusted MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not involved in significant acquisition and short-term borrowing activities. Like FFO and MFFO, adjusted MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Further, adjusted MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance.

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

Our calculation of FFO, MFFO and adjusted MFFO and the reconciliation to net income (loss) attributable to common shares is presented in the following table for the years ended December 31, 2014 and 2013:

	For the Years
	Ended December 31,
FFO, MFFO and Adjusted MFFO	2014	2013
Net loss attributable to common shares	$(8,663,000)	$(11,922,000)
Adjustments (1):
(Gain)/loss on disposal of assets (2)	(2,736,000)	496,000
Depreciation of real estate	5,546,000	7,236,000
Amortization of in place leases and other intangibles	2,323,000	4,304,000
FFO	(3,530,000)	114,000

FFO per share - basic	$(0.32)	$0.01

Adjustments:
Loss on impairment of assets (3)	3,342,000	-
Straight-line rent (4)	(286,000)	(672,000)
Transaction expenses (5)	-	116,000
Amortization of above-market leases (6)	571,000	1,237,000
Amortization of below-market leases (6)	(520,000)	(1,580,000)
Amortization of debt discount (7)	-	179,000
Realized losses from the early extinguishment of debt (8)	295,000	114,000
MFFO	(128,000)	(492,000)

MFFO per share - basic	$(0.01)	$(0.04)

Adjustments:
Amortization of deferred financing costs (9)	747,000	1,086,000
Non-recurring default interest, penalties and fees (10)	804,000	799,000
Lender profit participation (11)	750,000	-
Adjusted MFFO	$2,173,000	$1,393,000

Adjusted MFFO per share - basic	$0.20	$0.13

Net loss per share attributable to common shares - basic	$(0.79)	$(1.08)

Weighted average common shares outstanding - basic	10,969,714	10,964,931

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO.

(2)	The (gain)/loss on disposal of assets is attributable to common shares only.

(3)	The loss on impairment of assets is attributable to common shares only.

(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, providing insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(5)	In evaluating investments in real estate, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for non-listed REITs that have completed their acquisition activity and have other similar operating characteristics. By excluding acquisition fees and expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments to our Advisor or third-parties. Acquisition fees and expenses under GAAP are considered operating expenses and as expenses included in the determination of net income and income from continuing operations, both of which are performance measures under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by the company, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property. The acquisition of properties, and the corresponding acquisition fees and expenses, is the key operational feature of our business plan to generate operational income and cash flow to fund distributions to our stockholders.

(6)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(7)	In the proper application of GAAP, discounts and premiums on debt investments are allocated to periods using a systematic methodology. This application will result in income recognition that could be significantly different that underlying contract terms. By adjusting for these items, MFFO provides useful supplemental information on the realized economic impact of the debt investments and aligns results with management’s analysis of operating performance.

(8)	We exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our core business platform, or real estate operating portfolio. This item includes the write-off of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

(9)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.

(10)	This item relates to an adjustment for the non-recurring late payment charges and default interest paid to cure the events of default under the Lahaina Gateway loan, the forbearance fees paid in connection with resolving the related default under the 2010 Credit Facility and the accrual of an estimated interest-like penalty payable to the IRS related to rectifying the deficiency dividend in 2011. Management believes that these expenses can be characterized as non-recurring based on our history and the infrequent nature of such events, and are not indicative of the true cost of financing our properties or our on-going operations going forward. As such, these items were excluded to provide investors with a more useful measure of our operating performance.

(11)	This item represents a lender profit participation payable related to the Osceola Village debt. Management believes that this payment can be characterized as non-recurring based on our history and the infrequent nature of such a payment, and is not indicative of our on-going operations going forward. As such, this item was excluded to provide investors with a more useful measure of our operating performance.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, except as disclosed in Note 13. “Commitments and Contingencies” to our consolidated financial statements included in this Annual Report, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Distributions

On January 30, 2015, we paid a fourth quarter distribution in the amount of $0.06 per share to stockholders of record as of December 31, 2014, totaling $684,000.

On March 25, 2015, the Company declared a quarterly distribution in the amount of $0.06 per share on our outstanding common shares, payable to stockholders of record as of March 31, 2015. This distribution will be paid on April 30, 2015.

Oaktree Joint Venture

Entry into Joint Venture Agreement

On March 11, 2015, we, through a wholly owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisition Venture, LLC (the “Joint Venture Agreement”) to form a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P. (“Oaktree”), and GLB SGO, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (“GPP” and together with us and Oaktree, the “Members”). GPP is an affiliate of Glenborough and an affiliate of our Advisor.

The Joint Venture Agreement provides for the ownership and operation of SGO Retail Acquisition Venture, LLC (the “Joint Venture”), in which we own a 19% interest, GPP owns a 1% interest, and Oaktree owns an 80% interest. In exchange for ownership in the Joint Venture, we contributed $4.5 million to the Joint Venture, which amount was credited against our sale of the Initial Properties (as defined below) to the Joint Venture (as described below), GPP contributed $0.2 million to the Joint Venture, and Oaktree contributed $19.1 million to the Joint Venture. We advanced $7.0 million to Oaktree to finance Oaktree’s capital contribution to the Joint Venture in exchange for a recourse demand note from Oaktree at a rate of 7% interest. We have the right to call back the advanced funds upon 12 days written notice. Our intention is to deploy the cash proceeds of this transaction into future acquisitions. We negotiated for this loan structure in order to maximize short-term returns and minimize short-term dilution related to the use of the Joint Venture proceeds pending their reinvestment.

Pursuant to the Joint Venture Agreement, GPP will manage and conduct the day-to-day operations and affairs of the Joint Venture, subject to certain major decisions set forth in the Joint Venture Agreement that require the consent of at least two members, one of whom must be Oaktree. Income, losses and distributions will generally be allocated based on the members’ respective ownership interests. Additionally, in certain circumstances described in the Joint Venture Agreement, the members may be required to make additional capital contributions to the Joint Venture, in proportion to the members’ respective ownership interests.

Pursuant to the Joint Venture Agreement, the Joint Venture will pay GPP a monthly asset management fee equal to a percentage of the aggregate investment value of the property owned by the Joint Venture in the preceding month. In addition, if Oaktree has received a 12% internal rate of return on its capital contribution, then promptly following the sale of the last of the Initial Properties, the Joint Venture will pay GPP a disposition fee equal to one percent of the aggregate net sales proceeds received by the Joint Venture from the sales of the Initial Properties.

The Joint Venture will make distributions of net cash flow to the Members no less than quarterly, if appropriate. Distributions will be pro rata to the Members in proportion to their respective ownership interests in the Joint Venture until the Members have received a 12% internal rate of return on their capital contribution. Thereafter distributions will be 5% to us, 5% to GPP and the balance to us, GPP and Oaktree pro rata in proportion to each Member’s respective ownership interests in the Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 17% internal rate of return on its capital contribution and a 1.5 equity multiple on its capital contribution. Distributions will then be 12.5% to us, 5% to GPP and the balance to us, GPP and Oaktree pro rata in proportion to each Member’s respective ownership interests in the Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 22% internal rate of return on its capital contribution and a 1.75 equity multiple on its capital contribution (the “Promoted Returns”). Distributions will then be 20% to us, 5% to GPP and the balance to us, GPP and Oaktree pro rata in proportion to each Member’s respective ownership interests in the Joint Venture. The portion of the Promoted Returns payable to GPP are referred to herein as the “GPP Incentive Fee.” The portion of the Promoted Returns payable to us are referred to herein as our “Earn Out.” As a part of the negotiations for the Joint Venture, Glenborough agreed to reduce certain property management and related charges payable by the Joint Venture from levels that were in place for these assets when held by us; the GPP Incentive Fee was implemented in order to provide GPP and its affiliates with an opportunity to recoup those reductions should the Joint Venture assets perform well financially.

The Joint Venture structure, as originally discussed between Oaktree and us, contemplated that we would be a 20% participant in the Joint Venture and that we or one of our subsidiaries would serve as managing member of the Joint Venture. Under that proposed structure, Oaktree required that it have the right to restrict our ability to terminate our Advisor during the term of the Joint Venture. This was not acceptable to our board of directors, including all of our independent directors, or our Advisor. Further, our Promoted Returns would be at risk if Glenborough as property manager or our Advisor committed certain defaults under the transaction documents, or failed to achieve certain financial results within the Joint Venture. These same triggers could also have resulted in giving Oaktree the right to remove us as managing member from the Joint Venture. This would have put us at risk of potentially losing the Promoted Returns and our position as managing member of the Joint Venture based on the actions of our Advisor as it managed the day-to-day operations of the Joint Venture on our behalf. Neither of these provisions were acceptable to our board of directors, including all of our independent directors, or our Advisor; accordingly our board of directors, including all of our independent directors, endorsed a structure whereby GPP agreed to pay cash to become a 1% managing member, and put that position and the GPP Incentive Fee at risk of removal/forfeiture, while insulating our 19% position and our Earn Out from those risks, while further permitting the board of directors to retain full discretion over the continued employment of our Advisor.

Entry into Property Management Agreement

On March 11, 2015, the Joint Venture, through its wholly owned subsidiaries, also entered into a Property Management Agreement with Glenborough (the “Property Management Agreement”), pursuant to which Glenborough will act as the property manager for the Initial Properties and will have responsibility for the day-to-day management, operation and maintenance of the Initial Properties. The initial term of the Property Management Agreement will continue for so long as the Joint Venture owns the Initial Properties and Glenborough owns at least a 0.5% interest in the Joint Venture, and provided that no event of default by Glenborough or any of its affiliates under the Joint Venture Agreement exists and Glenborough has not been removed as the managing member of the Joint Venture pursuant to the Joint Venture Agreement.

Under the Property Management Agreement, Glenborough will receive fees for its services as set forth below:

•	Management fee. Glenborough earns a monthly management fee equal to 3.0% of the gross revenues collected from the operation of each property.

•	Construction management fee. Glenborough earns a construction management fee (on a project-by-project basis) for any construction projects the cumulative cost of which, as defined in the Property Management Agreement, exceed $25,000. The construction management fee is equal to: (i) five percent (5.00%) of the first $300,000 of the cumulative costs; (ii) four percent (4.00%) of the cumulative costs which exceed $300,000 but are less than or equal to $500,000; and (iii) three percent (3.00%) of all cumulative costs in excess of $500,000.

•	Leasing commissions. Glenborough earns leasing commissions equal to: (i) six percent (6%) of base rent for the first one hundred twenty (120) months of the initial term for new leases procured by Glenborough and expansions of existing leases, and (ii) three percent (3%) of base rent for the first one hundred twenty (120) months of the renewal term for extensions and renewals of existing leases. In certain circumstances, pursuant to the Property Management Agreement, if the foregoing leasing commission structure is not the structure that is commonly used in a particular market area where a property is located, then the Joint Venture and Glenborough may use an alternative leasing commission structure that is commonly used in such market area. It is expected that Glenborough will pay out some or all of these leasing commissions to third-party brokers who participate in the leasing process.

Sale of Initial Properties to Joint Venture

On March 11, 2015, as part of the formation of the Joint Venture, we, through TNP SRT Osceola Village, LLC, our indirect wholly owned subsidiary, SRT Constitution Trail, LLC, a wholly owned subsidiary of Secured Holdings, and TNP SRT Aurora Commons, LLC, a wholly owned subsidiary of Secured Holdings, entered into a Purchase and Sale Agreement effective March 11, 2015 to sell the multitenant retail property located in Kissimmee, Florida commonly known as the Osceola Village (“Osceola Village”), the retail shopping center development located in Normal, Illinois commonly known as Constitution Trail (“Constitution Trail”), and the multitenant retail center and office property located in Aurora, Ohio commonly known as the Aurora Commons (“Aurora Commons” and together with Osceola Village and Constitution Trail, the “Initial Properties”) to the Joint Venture. At the time of the sale Secured Holdings was jointly owned by our operating partnership and SRT Manager, an affiliate of Glenborough. Secured Holdings distributed the proceeds of the sale of the Initial Properties to its members. As a result, on March 12, 2015 Secured Holdings paid SRT Manager $2,102,000 in full redemption of its 8.33% membership interest in Secured Holdings.

The closing of the sale was conditioned on the Joint Venture issuing us a 19% membership interest and GPP a 1% membership interest in the Joint Venture. The cash sale price for the Initial Properties was $22.0 million for Osceola Village, $23.1 million for Constitution Trail, and $8.5 million for Aurora Commons. Gross proceeds from the sale totaled $53.6 million of which $36.3 million was used to pay off the notes payable balances associated with the Initial Properties, and $4.5 million used as our capital contribution to the Joint Venture.  As discussed above, another $7.0 million was loaned to Oaktree on a short-term demand note basis to enhance our short-term returns related to the proceeds of the Joint Venture, and the note receivable asset and the remaining net proceeds, after the payment of closing costs and expenses, of $3.8 million are available to us as working capital and/or the possible acquisition of additional real estate assets.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

Changes in Internal Control over Financial Reporting

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2014, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Andrew Batinovich	56	Chief Executive Officer, Corporate Secretary and Director
Todd A. Spitzer	54	Chairman of the Board and Independent Director
Phillip I. Levin	75	Independent Director
Jeffrey S. Rogers	46	Independent Director
Terri Garnick	54	Chief Financial Officer and Treasurer

Andrew Batinovich has served as our Chief Executive Officer and as a member of our board of directors since August 2013. Mr. Batinovich has also served as our Corporate Secretary since October 2013. From August 2013 through January 2014, Mr. Batinovich also served as our Chief Financial Officer. Mr. Batinovich has over 30 years of experience in the acquisition and management of commercial properties including retail, office and industrial. Mr. Batinovich also serves as President and Chief Executive Officer of Glenborough, a privately held full service real estate investment and management company focused on the acquisition, management and leasing of institutional quality commercial properties including retail, office and industrial properties. From December 2006 to October 2010, Mr. Batinovich served as President and Chief Executive Officer of Glenborough Acquisition Co., a company formed by an affiliate of Morgan Stanley which acquired Glenborough Realty Trust, a NYSE-listed REIT, in 2006 in a transaction valued at $1.9 billion. In 1996, Mr. Batinovich co-founded Glenborough Realty Trust, and served as President from 1997 to 2010, and as Chief Executive Officer from 2003 to 2010. Mr. Batinovich also served as Glenborough Realty Trust’s Chief Operating Officer from 1996 to 2002 and Chief Financial Officer from 1996 to 1997. During his 11 years with Glenborough Realty Trust, the company grew from just over $100 million in assets to approximately $1.9 billion. Prior to founding Glenborough Realty Trust, Mr. Batinovich served as Chief Operating Officer and Chief Financial Officer of Glenborough Corporation, a private real estate investment and management company, from 1984 until its merger with Glenborough Realty Trust in 1996. Prior to joining Glenborough Corporation in 1983, Mr. Batinovich was an officer of Security Pacific National Bank. Mr. Batinovich has served as an independent director of Sunstone Hotel Investors (SHO: NYSE), a public REIT that invests in hotel properties, since November 2011, and as an independent director of RAIT Financial Trust (RAS: NYSE), a public REIT that provides debt financing options to owners of commercial real estate and invests directly into commercial real estate, since March 2013. In addition, Mr. Batinovich is currently an independent director of G. W. Williams Co., a privately owned real estate company primarily focused on West Coast multi-family properties. Mr. Batinovich earned a BA in International Business Administration from the American University of Paris.

Mr. Batinovich’s term will expire at the 2016 annual meeting of stockholders.  The board of directors has determined that Mr. Batinovich is qualified to serve as one of our directors due to his significant management experience for public and private real estate companies.

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

Mr. Spitzer’s term will expire at the 2017 annual meeting of stockholders. The board of directors has determined that Mr. Spitzer is qualified to serve as one of our directors due to the depth of his experience in public policy and governance and his professional experience as an attorney. The board has also determined that Mr. Spitzer meets the independence standards of our corporate governance documents, the SEC, the New York Stock Exchange and applicable law.

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

Jeffrey S. Rogers has served as one of our independent directors since March 2009. Currently, Mr. Rogers is the President and Chief Executive Officer of LiftForward, Inc. LiftForward is an online financial community that connects investors with small businesses seeking capital. Prior to LiftForward, Mr. Rogers was the President of Zazma, Inc. (now known as Behalf, Inc.), which provides online financing to small and medium-sized businesses for the purchase of inventory, supplies, equipment and services. Prior to Zazma (now known as Behalf, Inc.), Mr. Rogers, as President and Chief Operating Officer, grew and managed one of the largest professional services firms in the United States, Integra Realty Resources, Inc. Integra, with 64 offices in the United States and Mexico, serves financial institutions, corporations, law firms, and government agencies. Under his leadership, the company built proprietary analytical technology in the industry, which fueled record growth for the company over a nine-year period. Prior to joining Integra, Mr. Rogers held other operating positions and worked for several Wall Street firms as an investment banker. Mr. Rogers currently serves on the board of directors of Presidential Realty Corp., a public REIT. Mr. Rogers has also served on the Finance Committee of the Young Presidents Organization since March 2009 and as Audit Committee Chairman from July 2010 to July 2012. Mr. Rogers earned a Master of Business Administration degree from The Darden School, University of Virginia in Charlottesville, Virginia, a Juris Doctorate degree from Washington and Lee University School of Law in Lexington, Virginia and a Bachelor of Arts degree in Economics from Washington and Lee University.

Mr. Rogers’ term will expire at the 2015 annual meeting of stockholders. The board of directors has determined that Mr. Rogers is qualified to serve as one of our directors due to his previous leadership position with a commercial real estate valuation and counseling firm and his professional experience.

Terri Garnick has served as our Chief Financial Officer and Treasurer since January 2014. Since April 2005, Ms. Garnick has served as Senior Vice President and Chief Accounting Officer for our property manager, Glenborough. Ms. Garnick oversees all property management accounting, financial statement preparation, SEC reporting, cash management, internal audit, external audit coordination, and tax returns for Glenborough and its investment affiliates, as well as information technology and human resources functions. Ms. Garnick and Glenborough have been providing accounting services to the Company since May 2013. From June 2001 until April 2005, Ms. Garnick worked as Special Projects Coordinator at Glenborough. Between January 1996 and June 2001, Ms. Garnick served as Senior Vice President and Chief Accounting Officer for Glenborough Realty Trust, Inc., a real estate investment trust with a portfolio of primarily office properties. Prior to the merger of Glenborough with Glenborough Realty Trust, Inc., Ms. Garnick served from August 1992 until January 1996 as Vice President of Glenborough Corporation, a private real estate investment and management firm. Prior to her promotion to Vice President, Ms. Garnick worked at Glenborough Corporation as an Accounting Manager from October 1989 until August 1992. Before joining Glenborough Corporation in 1989, Ms. Garnick was Controller at August Financial Corporation, a real estate investment and management company and a Senior Accountant at Deloitte, Haskins & Sells, an accounting firm. Ms. Garnick earned a certified public accountant designation from the state of California and holds a Bachelor of Science degree in Accounting from San Diego State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers, and any persons holding more than 10% of our outstanding common stock, have filed reports with the SEC with respect to their initial ownership of common stock and any subsequent changes in that ownership. We believe that during 2014 each of our officers and directors complied with any applicable filing requirements. In making this statement, we have relied solely on written representations of our directors and executive officers and copies of reports that they have filed with the SEC. In 2014, no person held more than 10% of the outstanding common stock. In March 2014, Jeffrey Rogers, one of our independent directors, filed an amended Form 3 to report a transaction that occurred in 2011.

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

Audit Committee Financial Expert

The audit committee consists of independent directors Phillip I. Levin, Jeffrey S. Rogers and Todd A. Spitzer. Mr. Levin and Mr. Spitzer are co-chairman of the audit committee. Our board of directors has determined that Mr. Levin is an “audit committee financial expert,” as defined by the rules of the SEC. The biography of Mr. Levin, including his relevant qualifications, is previously described in this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

Historically, none of our executive officers have been employed by us or received any compensation from us in exchange for their service as our executive officers. However, effective November 3, 2012, we entered into an employment arrangement with Dee R. Balch as our chief financial officer, treasurer and secretary. Prior to this time, beginning on August 15, 2012, Ms. Balch was employed by our Prior Advisor and was not compensated by us for serving as our chief financial officer. Ms. Balch received an annual base salary of $190,000 and, as discussed below, Ms. Balch was also eligible to receive a retention bonus and an individual performance bonus based upon her service through April 30, 2013. Ms. Balch’s employment was at will. Ms. Balch received compensation from us for performing her duties as an executive officer until she resigned from her position as our chief financial officer, treasurer and secretary effective August 9, 2013.

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

Currently, Andrew Batinovich serves as our Chief Executive Officer and Corporate Secretary, and Terri Garnick serves as our Chief Financial Officer and Treasurer. We have no other executive officer positions. Neither Mr. Batinovich nor Ms. Garnick is employed by us.

The following table sets forth certain information regarding the compensation paid to our former chief financial officer for the years ended December 31, 2014, and 2013.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-equity Incentive Plan Compensation	All Other Compensation	Total
Dee R. Balch – Chief Financial Officer, Treasurer and Secretary (1)	2014	$—	$—	$—	$—	$—	$—	$—
	2013	109,620	88,000	—	—	—	—	197,620

(1)	The table reflects the compensation that Ms. Balch received from us in exchange for her service as our chief financial officer, treasurer and secretary. Ms. Balch resigned from her positions effective August 9, 2013.

Director Compensation

If a director is also one of our executive officers or an affiliate of our Advisor, we do not pay any compensation to that person for services rendered to us as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our Advisor.

The following table sets forth the compensation paid to our directors for the year ended December 31, 2014:

Name	Fees Earned or Paid in Cash (1)	Restricted Stock Grants (2)	All Other Compensation	Total
Phillip I. Levin	$50,000	$—	$—	$50,000
John B. Maier II (3)	20,000	—	—	20,000
Jeffrey S. Rogers	40,000	—	—	40,000
Todd A. Spitzer	47,200	—	—	47,200
Anthony W. Thompson (4)	—	—	—	—
Andrew Batinovich (5)	—	—	—	—

(1)	The amounts shown in this column include fees earned for services rendered in 2014, regardless of when paid.

(2)	Reflects grants of shares of restricted common stock pursuant to our incentive award plan. The amounts shown in this column reflect the aggregate fair value computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)	John B. Maier II was appointed to our board of directors effective October 2, 2012. Mr. Maier resigned from the board effective January 22, 2014, but he continued to serve as chairman emeritus for a period of one year.

(4)	Effective August 9, 2013, Anthony W. Thompson was removed from his position as our co-chief executive officer and president, however he remained a member of our board of directors until his resignation on January 22, 2014.

(5)	Andrew Batinovich does not receive compensation as a director because he serves as our Chief Executive Officer and Secretary.

Cash Compensation

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director.

We pay each of our independent directors an annual fee of $40,000, which fee is paid monthly in arrears and prorated for the actual period of service. We pay each of the audit committee co-chairs an additional annual fee of $10,000, which is paid monthly in arrears and prorated for the actual period of service. We do not pay any additional fees for committee service, service as chairman of the board or a committee, or attendance at board of directors or committee meetings. Under our bylaws, director compensation for 2014 and 2015 is limited to $40,000 per year, except that each chairman of the audit committee is entitled to an additional $2,500 per quarter.

John B. Maier II resigned from our board of directors effective January 22, 2014, but continued to serve as chairman emeritus for a period of one year. As part of the larger settlement agreement relating to the proxy contest in connection with the 2013 annual meeting, we agreed to pay Mr. Maier $20,000 in October 2014. We did not pay Mr. Maier any additional compensation for his service as an independent director in 2014 prior to his resignation from the board or for his service as chairman emeritus.

Equity Plan Compensation

We have reserved 2,000,000 shares of common stock for stock grants pursuant to our 2009 Long-Term Incentive Award Plan, which we refer to as the “incentive award plan.” We did not grant any equity compensation awards pursuant to the incentive award plan during the year ended December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	$—	1,950,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	1,950,000

(1)	One-third of the restricted stock granted to each independent director pursuant to the terms of our incentive award plan becomes non-forfeitable on the grant date and one-third of the remaining shares of restricted stock become non-forfeitable on each of the first two anniversaries of the grant date.

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock, as of March 2, 2015, for each person or group that holds more than 5% of our common stock, for each of our current directors and executive officers and for our current directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares has sole voting and disposition power with regard to such shares.

Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 400 South El Camino Real, Suite 1100, San Mateo, California 94402.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of All Shares
Andrew Batinovich (2)	138,362	1.26%
Todd A. Spitzer	0	*
Phillip I. Levin	10,000	*
Jeffrey S. Rogers	13,944	*
Terri Garnick	0	*
All directors and executive officers as a group	162,306	1.48%

*	Less than 1% of the outstanding common stock.

(1)	Under SEC rules, a person is deemed to be a “beneficial owner” of a security if he or she has or shares “voting power,” which includes the power to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities that he or she has a right to acquire within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which he or she has no economic or pecuniary interest.

(2)	Includes 138,362 shares held by Glenborough Property Partners, LLC. Mr. Batinovich may be deemed to have beneficial ownership of the shares beneficially owned by Glenborough Property Partners, LLC.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

•	We paid our Prior Advisor an acquisition fee of 2.5% of (1) the cost of an investment acquired directly or (2) our allocable cost of real property acquired in a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. With respect to investments in and origination of real estate-related loans, we paid an origination fee to our Prior Advisor in lieu of an acquisition fee. For the year ended December 31, 2013, we paid acquisition fees of $13,000 to our Prior Advisor related to our investments, and as of December 31, 2014, no acquisition fees were included in amounts due to affiliates.

•	We paid our Prior Advisor an origination fee of 2.5% of the amount funded by us to acquire or originate real estate-related loans, including third-party expenses related to such investments and any debt we used to fund the acquisition or origination of the real estate-related loans. We did not have to pay an acquisition fee with respect to such real estate-related loans. For the years ended December 31, 2014 and 2013, we did not pay our Prior Advisor any loan origination fees.

•	We paid our Prior Advisor an asset management fee monthly in an amount equal to one-twelfth of 0.6% of the sum of the aggregate cost of all assets we owned and of our investments in joint ventures, including acquisition fees, origination fees, acquisition and origination expenses and any debt attributable to such investments; provided, however, that our Prior Advisor was not to be paid the asset management fee until our funds from operations exceeded the lesser of (1) the cumulative amount of any distributions declared and payable to our stockholders or (2) an amount that is equal to a 10% cumulative, non-compounded, annual return on invested capital for our stockholders. Upon termination of the Prior Advisory Agreement with our Prior Advisor, any asset management fees that may have accumulated in arrears, but which had not been earned pursuant to the terms of the Prior Advisory Agreement, were not to be paid to our Prior Advisor. For the years ended December 31, 2014 and 2013, we did not pay our Prior Advisor any asset management fees.

•	We paid our Prior Advisor a disposition fee of 50% of a customary and competitive real estate sales commission not to exceed 3% of the contract sales price of each property sold if our Prior Advisor or its affiliates provided a substantial amount of services, as determined by our independent directors, in connection with the sale of real property. With respect to a property held in a joint venture, the foregoing commission was reduced to a percentage of such amounts reflecting our economic interest in the joint venture. For the year ended December 31, 2013, we paid our Prior Advisor $924,000 in disposition fees. For the year ended December 31, 2014, we did not pay our Prior Advisor any disposition fees.

•	We paid our Prior Advisor a financing coordination fee equal to 1% of the amount made available and/or outstanding in connection with (1) any financing obtained, directly or indirectly, by us or our operating partnership and used to acquire or originate investments, (2) any financing assumed, directly or indirectly, by us or our operating partnership in connection with the acquisition of investments, or (3) the refinancing of any financing obtained or assumed, directly or indirectly, by us or our operating partnership. Our Prior Advisor could re-allow some or all of the financing coordination fee to reimburse third-parties with whom our Prior Advisor subcontracted to procure such financing. For the years ended December 31, 2014 and 2013, we did not pay our Prior Advisor any financing fees.

•	We paid our Prior Advisor a leasing commission fee for services it provided in connection with leasing our properties. The amount of such leasing fees was to be usual and customary for comparable services rendered for similar real properties in the geographic market of the properties leased. The leasing fees were in addition to the market-based fees for property management services payable to TNP Property Manager, an affiliate of our Prior Advisor. For the year ended December 31, 2013, we paid $143,000 in leasing commission fees to our Prior Advisor or its affiliates. For the year ended December 31, 2014, we did not pay our Prior Advisor any leasing commission fees.

In addition to the fees we paid to our Prior Advisor pursuant to the Prior Advisory Agreement, we also reimbursed our Prior Advisor for the costs and expenses described below:

•	Organization and offering costs (other than selling commissions and the dealer manager fee described below) were initially paid by our Prior Advisor and its affiliates on our behalf. Such costs included legal, accounting, printing and other offering expenses, including marketing, salaries and direct expenses of certain of our Prior Advisor’s employees and employees of our Prior Advisor’s affiliates and others. Pursuant to the Prior Advisory Agreement, we were obligated to reimburse our Prior Advisor or its affiliates, as applicable, for organization and offering costs, provided that we were not obligated to reimburse our Prior Advisor to the extent organization and offering costs, other than selling commissions and dealer manager fees, incurred by us exceeded 3% of the gross offering proceeds from our offering. Any such reimbursement could not exceed actual expenses incurred by our Prior Advisor. As of December 31, 2013, cumulative organization and offering costs incurred by our Prior Advisor on our behalf were $3,272,000. Pursuant to the Prior Advisory Agreement, organization and offering costs were payable by us to the extent organization and offering costs, other than selling commissions and dealer manager fees, did not exceed 3% of the gross proceeds of our offering. As of December 31, 2013, cumulative organization and offering costs reimbursed to our Prior Advisor or paid directly by us were approximately $4,273,000, exceeding the 3% limit by $1,001,000. Accordingly, the excess amount was billed to our Prior Advisor and included in amounts due from affiliates on the balance sheet at December 31, 2012, and subsequently paid as of January 31, 2013.

•	Subject to the 2%/25% Guidelines discussed below, we reimbursed our Prior Advisor for all expenses paid or incurred by our Prior Advisor in connection with the services provided to us, including personnel costs and our allocable share of other overhead of our Prior Advisor such as rent and utilities; provided, however, that no reimbursement was made for costs of such personnel to the extent that personnel were used in transactions for which our Prior Advisor was entitled to an acquisition, origination or disposition fee. For the years ended December 31, 2014 and 2013, our total operating expenses (as defined in our charter) did not exceed the 2%/25% Guidelines. For the year ended December 31, 2013, we incurred and paid $73,000 of administrative services to our Prior Advisor. For the year ended December 31, 2014, we incurred no administrative services to our Prior Advisor.

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

Our “average invested assets” for any period are equal to the average book value of our assets invested in equity interests in, and loans secured by, real estate before deducting reserves for depreciation or bad debts or other similar non-cash reserves computed by taking the average of such values at the end of each month during the period. Our “net income” for any period is equal to our total revenue less total expenses other than additions to reserves for depreciation, bad debts or other similar non-cash reserves for such period and excluding any gain from the sale of our assets for such period.

Our Prior Advisor was required to reimburse the excess expenses to us during the fiscal quarter following the end of the expense year unless the independent directors determined that the excess expenses were justified based on unusual and non-recurring factors which they deemed sufficient. If the independent directors determined that the excess expenses were justified, we sent our stockholders written disclosure, together with an explanation of the factors the independent directors considered in making such a determination.

For the twelve months ended December 31, 2014, our total operating expenses did not exceed the 2%/25% Guideline.

The Prior Advisory Agreement had a one-year term expiring August 6, 2013, subject to an unlimited number of successive one-year renewals upon mutual consent of the parties. The Prior Advisory Agreement could be terminated by us without penalty upon 60 days’ written notice. The Prior Advisory Agreement expired by its terms on August 6, 2013.

Cancellation and Issuance of Special Units

As of December 31, 2013, we owned 96.2% of the outstanding limited partnership interests in our operating partnership. We are the sole general partner of the operating partnership. As of December 31, 2012, TNP Strategic Retail OP Holdings, LLC owned 100% of the special units issued by our operating partnership. Upon the termination of our Prior Advisor as our advisor on August 6, 2013, these special units were cancelled for no consideration. No distributions have ever been paid with respect to such special units. For further information on special units, see “—Issuance of Special Units to our Advisor” below.

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

Additionally, in connection with the acquisition financing on Osceola Village, we entered into the Master Lease with TNP SRT Osceola Village Master Lessee, LLC, a wholly owned subsidiary of our operating partnership. Pursuant to the Master Lease, our former sponsor, TNP, made certain guarantees with respect to the Master Lease.

As consideration for the guaranties outlined above, we entered into reimbursement and fee agreements to provide for up-front payments and annual guaranty fee payments for the duration of the guarantee periods. For the years ended December 31, 2014 and 2013, we paid $14,000 and $28,000, respectively, in guaranty fees to our Prior Advisor and its affiliates. As of December 31, 2014 and 2013, guaranty fees of approximately $1,000 and $17,000, respectively, were included in amounts due to affiliates. At December 31, 2014, the Company’s outstanding guaranty agreements relate to the guarantee on the financing on Osceola Village.

Selling Commissions and Fees Paid to our Prior Dealer Manager

The dealer manager for our initial public offering of common stock was TNP Securities, LLC (“TNP Securities”), a wholly owned subsidiary of Thompson National Properties, LLC (“TNP”). TNP Securities was a licensed broker-dealer registered with FINRA. As the dealer manager for our initial public offering, TNP Securities was entitled to certain selling commissions, dealer manager fees and reimbursements relating to our public offering. Our dealer manager agreement with TNP Securities provided for the following compensation:

•	We paid TNP Securities selling commissions of up to 7% of the gross offering proceeds from the sale of our shares in our primary offering, all of which could be re-allowed to participating broker-dealers. For the year ended December 31, 2013, we paid selling commissions of $12,000 to TNP Securities. For the year ended December 31, 2014, we did not pay TNP Securities any selling commissions.

•	We paid TNP Securities a dealer manager fee of 3% of the gross offering proceeds from the sale of our shares in the primary offering, a portion of which could be re-allowed to participating broker-dealers. For the year ended December 31, 2013, we paid dealer manager fees of $6,000 to TNP Securities. For the year ended December 31, 2014, we did not pay TNP Securities any dealer management fees.

•	We reimbursed TNP Securities and participating broker-dealers for bona fide due diligence expenses that were included in a detailed and itemized invoice. We also reimbursed TNP Securities for legal fees and expenses, travel, food and lodging for its employees, sponsor training and education meetings, attendance fees and expense reimbursements for broker-dealer sponsored conferences, attendance fees and expenses for industry sponsored conferences, and informational seminars, subject to the limitations included in the dealer manager agreement. For the years ended December 31, 2014 and 2013, we did not reimburse TNP Securities for any of such expenses.

Property Management and Leasing Fees with Former Property Manager

In connection with the acquisitions of our properties, we, through our subsidiaries, entered into property management agreements with TNP Property Manager, an affiliate of TNP, pursuant to which TNP Property Manager served as the property manager for each of our properties (the “TNP Property Management Agreements”). TNP Property Manager supervised, managed, operated, and maintained each property on the terms and conditions set forth in the TNP Property Management Agreements. We paid TNP Property Manager an annual management fee of up to 5% of such property’s gross revenues (as defined in the TNP Property Management Agreements). In certain instances, TNP Property Manager entered into sub-management agreements with local third-party sub-managers, pursuant to which such sub-manager received a fee in connection with its services. For the year ended December 31, 2013, we paid TNP Property Manager $862,000 in property management fees and $163,000 was included in amounts due to affiliates at December 31, 2013. For the year ended December 31, 2014, we did not pay TNP Property Manager any property management fees, and there were no property management fees included in amounts due to affiliates at December 31, 2014.

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

•	We pay our Advisor an acquisition fee equal to 1% of (1) the cost of each investment acquired directly by us or (2) our allocable cost of an investment acquired pursuant to a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the years ended December 31, 2014 and 2013, we did not pay our Advisor any acquisition fees.

•	We pay our Advisor an origination fee equal to 1% of the amount funded by us to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. We will not pay an origination fee to our Advisor with respect to any transaction pursuant to which we are required to pay our Advisor an acquisition fee. For the years ended December 31, 2014 and 2013, we did not pay our Advisor any origination fees.

•	We pay our Advisor a financing coordination fee equal to 1% of the amount made available and/or outstanding under any (1) financing obtained or assumed, directly or indirectly, by us or our operating partnership and used to acquire or originate investments, or (2) the refinancing of any financing obtained or assumed, directly or indirectly, by us or our operating partnership. For the year ended December 31, 2014, we paid our Advisor a financing coordination fee of $300,000. For the year ended December 31, 2013, we did not pay our Advisor any financing coordination fees.

•	We pay our Advisor a disposition fee of up to 50% of a competitive real estate commission, but not to exceed 3% of the contract sales price, in connection with the sale of an asset in which our Advisor or any of its affiliates provides a substantial amount of services, as determined by our independent directors. For the year ended December 31, 2014, we paid our Advisor $268,000 in disposition fees. For the year ended December 31, 2013, we paid our Advisor $105,000 in disposition fees.

•	We pay our Advisor an asset management fee equal to a monthly fee of 1/12th of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non-cash reserves and depreciation) of all investments we own, including any debt attributable to such investments or (2) the fair market value of our investments (before non-cash reserves and deprecation) if our board has authorized the estimate of a fair market value of our investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year. For the year ended December 31, 2014, our Advisor earned $1,320,000 in asset management fees, and there was no amount included in amounts due to affiliates at December 31, 2014. For the year ended December 31, 2013, our Advisor earned $601,000 in asset management fees and $179,000 was included in amounts due to affiliates at December 31, 2013.

In addition to the fees we will pay to our Advisor, we or our operating partnership will pay directly, or reimburse our Advisor for, certain third-party expenses paid or incurred by our Advisor or its affiliates in connection with the services our Advisor provides pursuant to the Advisory Agreement, subject to certain limitations as set forth in the Advisory Agreement. Those limitations include, after the first four fiscal quarters following our Advisor’s engagement, the 2%/25% Guidelines discussed below with respect to certain general and administrative expenses. In addition, under the Advisory Agreement, to the extent that our Advisor or any affiliate receives fees from any of our subsidiaries for services rendered to such subsidiary, then the amount of such fees will be offset against any amounts due to our Advisor for the same services. For the year ended December 31, 2014, we incurred $72,000 of reimbursed administrative services to our Advisor, and there were no administrative services amounts due to affiliates at December 31, 2014. For the year ended December 31, 2013, we incurred $48,000 of reimbursed administrative services to our Advisor and $5,000 was included in amounts due to affiliates at December 31, 2013. For the year ended December 31, 2014, there were no consulting and accounting fees incurred by our Advisor or its affiliates. For the year ended December 31, 2013, we incurred $446,000 in consulting and accounting fees paid to our Advisor or its affiliates.

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

Our Advisor is required to reimburse the excess amount to us during the fiscal quarter following the end of the expense year unless (1) we elect to subtract the excess amount from the “total operating expenses” for the subsequent fiscal quarter, or (2) the independent directors determine that the excess expenses are justified based on unusual and non-recurring factors which they deem sufficient. If the independent directors determine that the excess expenses are justified, the excess amount may be carried over and included in “total operating expenses” in subsequent expense years and we will send our stockholders written disclosure, together with an explanation of the factors the independent directors considered in making such a determination. The determination will also be reflected in the minutes of the board of directors.

Issuance of Special Units to our Advisor

Pursuant to the Advisory Agreement, in April 2014 we caused our operating partnership to issue to our Advisor a separate series of limited partnership interests of our operating partnership in exchange for a capital contribution to our operating partnership of $1,000. The terms of the special units entitle our Advisor to (i) 15% of our net sale proceeds upon disposition of our assets after our stockholders receive a return of their investment plus a 7% cumulative, non-compounded rate of return or (ii) an equivalent amount in the event we list our shares of common stock on a national securities exchange or upon certain terminations of the Advisory Agreement after our stockholders are deemed to have received a return of their investment plus a 7% cumulative, non-compounded rate of return.

Capital Infusion by Affiliate of our Advisor

To enable us to meet our short-term liquidity needs for operations, as well as to build working capital for future operations, we determined that we needed to obtain a cash infusion of approximately $1,500,000 to $2,000,000 on or before July 15, 2013. In considering the available options for securing such cash infusion, we noted that all of our real property assets were encumbered with secured financing obligations, which would have restricted our ability to obtain secondary or junior financing secured by the assets. We also considered the sale of real property assets as a means of raising cash, but concluded that (1) the timing and uncertainty of such sales was disadvantageous, (2) the sale of properties with secured debt outside our line of credit with KeyBank would have resulted in significant prepayment penalties to retire current debt and (3) the sale of properties securing the KeyBank credit facility would not have resulted in net proceeds to us because, pursuant to the terms of the KeyBank credit facility, at the time all of the sales proceeds would be required to be used to pay down the KeyBank credit facility. We elected not to pursue third-party unsecured financing because such financing would have likely carried a relatively high interest rate. Further, any new financing would have required the consent of KeyBank. After considering the foregoing options, we ultimately approved a cash infusion of $1,929,000 in the form of an equity investment in Secured Holdings, our wholly owned subsidiary, by SRT Secured Holdings Manager, LLC, (“SRT Manager”), an affiliate of Glenborough, as described below. As discussed below, under the agreement SRT Manager exercised control over the day-to-day business of Secured Holdings, provided that we retained control over certain major decisions with regard to property sales, acquisition, leasing and financing. We believed that, in addition to the benefits of obtaining the required infusion of working capital, the transition in day-to-day management of Secured Holdings might strengthen our position in ongoing negotiations with KeyBank with regard to an extension of our forbearance agreement with KeyBank and the restructuring of the KeyBank credit facility. The approval of KeyBank was obtained with respect to the transaction.

On July 9, 2013, SRT Manager acquired a 12% membership interest in Secured Holdings pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among SRT Manager, Secured Holdings, us and our operating partnership. As of December 31, 2014, SRT Manager owned a 8.33% membership interest in Secured Holdings, and Secured Holdings owned two of the 15 multi-tenant retail properties in the Company’s property portfolio. For information regarding the ownership of Secured Holdings see “Transfer of Constitution Trail to Secured Holdings” and “Oaktree Joint Venture” below.

Pursuant to the Purchase Agreement, SRT Manager contributed $1,929,000 to Secured Holdings in exchange for its membership interest. Following the acquisition of the 12% membership interest by SRT Manager, the remaining 88% membership interest in Secured Holdings was held by us, through our operating partnership. We also agreed to jointly and severally indemnify Secured Holdings and SRT Manager and their respective affiliates from and against any liabilities, damages, costs or expenses (including legal fees) resulting from or related to the termination of the management agreements between Secured Holdings or its subsidiaries and TNP Property Manager.

In connection with the acquisition of the membership interest in Secured Holdings by SRT Manager, SRT Manager and the operating partnership entered into the First Amended and Restated Limited Liability Company Agreement of Secured Holdings (the “Operating Agreement”) in July 2013. The day-to-day business, property and affairs of Secured Holdings were under the management and control of SRT Manager, as the sole manager of Secured Holdings (the “Manager”). The Operating Agreement provided us with consent rights with respect to certain major decisions. The Manager could be removed for conduct constituting fraud, deceit, gross negligence, reckless or intentional misconduct or a knowing violation of law.

Pursuant to the Operating Agreement, we had the right, at any time, to initiate a buy-sell option with respect to the interests in Secured Holdings (the “Buy Sell Option”). SRT Manager could not exercise this Buy Sell Option. If we elected to exercise the Buy Sell Option, SRT Manager would have 30 days from the receipt of the option notice to elect to either (1) purchase our membership interest in Secured Holdings for the Distribution Amount (as defined below) allocable to us on the closing date or (2) sell its membership interest to us for the Distribution Amount allocable to SRT Manager on the closing date. The “Distribution Amount” would be an amount equal to the respective amounts that would be received by the members pursuant to the Operating Agreement (subject to adjustment on the closing date for outstanding cash balances, accounts payable and accounts receivable) in the event that Secured Holdings sold all of its properties and assets for the net asset value of the properties and assets (based upon third-party appraisals) free and clear of all liabilities other than then-existing mortgage loans and distributed the net proceeds from such sale to the members pursuant to the Operating Agreement, assuming that Secured Holdings had paid all liabilities and any and all applicable transfer taxes, document stamps, or similar fees.

Pursuant to the terms of the Operating Agreement, not less often than quarterly, after having made provisions for adequate cash reserves for current and future operating and working capital, the Manager would make distributions of available operating cash to the members in proportion to the members’ interests in Secured Holdings. In the event of the disposition or refinancing of a property, the net proceeds thereof would be distributed to the members within 30 days as follows: (1) first, to SRT Manager until it has received its previously unreturned capital contributions with respect to such property; (2) second, to SRT Manager until it has achieved a 7% internal rate of return with respect to its capital contributions with respect to such property; (3) next, to us until we have received our previously unreturned capital contributions with respect to such property; and (4) next, to all members in proportion to their respective membership interests.

The Operating Agreement further provided that, in the event a proposed disposition of a property (a “Proposed Disposition”) was approved by one member but failed to receive the required unanimous approval of all members, the Manager would notify the non-consenting member (the “Non-Consenting Member”) in writing and the Non-Consenting Member would have a right of first opportunity (the “ROFO”) to acquire the property that is the subject of the Proposed Disposition. If the Non-Consenting Member failed to deliver an offer for such property within 30 days’ notice, the Manager could pursue the Proposed Disposition on behalf of Secured Holdings. If the Non-Consenting Member did provide an offer, the Manager would have 10 business days from receipt of the offer to accept or reject the offer. If the Manager rejected the offer from the Non-Consenting Member, the property would be marketed for sale to unrelated third-parties at a price in excess of the offer from the Non-Consenting Member, as set forth in the Operating Agreement.

Pursuant to the Operating Agreement, SRT Manager or its affiliates were entitled to receive the following fees from Secured Holdings:

•	An acquisition fee payable for services rendered in connection with the selection, investigation and acquisition of investments by Secured Holdings. The total amount of the acquisition fees payable to SRT Manager or its affiliates equaled 1% of the cost of all investments, including acquisition expenses and any debt attributable to the investments.

•	A financing coordination fee payable for services rendered in connection with any financing obtained or assumed, directly or indirectly, by Secured Holdings or its subsidiaries and used to acquire investments, or the refinancing of any financing obtained or assumed, directly or indirectly, by Secured Holdings or its subsidiaries, in an amount equal to 1% of the amount made available or outstanding under any such financing or refinancing.

•	A disposition fee payable for services rendered in connection with the sale or transfer of any assets of Secured Holdings in an amount equal to up to 50% of a competitive real estate commission, but not to exceed 1% of the contract sales price.

•	A monthly asset management fee payable for services rendered in connection with the management of Secured Holdings’ assets in an amount equal to equal to 1/12th of 0.6% of the higher of (1) the aggregate cost of all investments Secured Holdings owns, including the debt attributable to such investments, or (2) the fair market value of all investments Secured Holdings owns.

In addition to the foregoing fees, SRT Manager or its affiliates were entitled to compensation for property management services pursuant to property management agreements between the Company, Secured Holdings and SRT Manager or its affiliates. In addition, under the Advisory Agreement, to the extent that Manager received fees from any of our subsidiaries for services rendered to such subsidiary, then the amount of such fees would be offset against any amounts due to our Advisor for the same services.

In connection with the Company’s entry into the Oaktree Joint Venture, as discussed further below under “Oaktree Joint Venture,” Secured Holdings sold its two properties to the Oaktree Joint Venture. Pursuant to the Operating Agreement, the proceeds from the sale were distributed to the members of Secured Holdings. As a result, on March 12, 2015 Secured Holdings paid SRT Manager $2,102,000 in full redemption of its 8.33% membership interest in Secured Holdings.

Transfer of Constitution Trail to Secured Holdings

On August 4, 2014, the operating partnership, Secured Holdings, TNP SRT San Jacinto, LLC, at the time a wholly owned subsidiary of Secured Holdings, TNP SRT Aurora Commons, LLC, at the time a wholly owned subsidiary of Secured Holdings, and SRT Constitution Trail, LLC, at the time a wholly owned subsidiary of Secured Holdings (collectively, the “Borrowers”), entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank to amend and restate the prior KeyBank credit facility in its entirety and to establish a new revolving credit facility with an initial maximum aggregate commitment of $30,000,000. On August 4, 2014, as required by the Amended and Restated Credit Facility, the operating partnership contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owns the retail shopping center development commonly known as Constitution Trail, located in Normal, Illinois (“Constitution Trail”), to Secured Holdings (the “Constitution Transaction”). Prior to the Constitution Transaction, the operating partnership owned 88% of the membership interests in Secured Holdings and SRT Manager owned 12% of the membership interests in Secured Holdings. Following the Constitution Transaction, the operating partnership owned 91.67% of the membership interests in Secured Holdings and SRT Manager owned 8.33% of the membership interests in Secured Holdings. For purposes of calculating the revised membership interests in Secured Holdings, the parties used the third-party valuations for Constitution Trail and other assets held by Secured Holdings that were obtained in connection with the publication of an estimated value per share by the Company in July 2014.

The Company is providing a guaranty of all of the obligations of the Borrowers under the Amended and Restated Credit Facility and all other loan documents in connection with the Amended and Restated Credit Facility. The Company also paid Glenborough a financing coordination fee of $300,000 in connection with the Amended and Restated Credit Facility.

Oaktree Joint Venture

Entry into Joint Venture Agreement

On March 11, 2015, we, through a wholly owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisition Venture, LLC (the “Joint Venture Agreement”) to form a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P. (“Oaktree”), and GLB SGO, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (“GPP” and together with us and Oaktree, the “Members”). GPP is an affiliate of Glenborough and an affiliate of our Advisor.

The Joint Venture Agreement provides for the ownership and operation of SGO Retail Acquisition Venture, LLC (the “Joint Venture”), in which we own a 19% interest, GPP owns a 1% interest, and Oaktree owns an 80% interest. In exchange for ownership in the Joint Venture, we contributed $4.5 million to the Joint Venture, which amount was credited against our sale of the Initial Properties (as defined below) to the Joint Venture (as described below), GPP contributed $0.2 million to the Joint Venture, and Oaktree contributed $19.1 million to the Joint Venture. We advanced $7.0 million to Oaktree to finance Oaktree’s capital contribution to the Joint Venture in exchange for a recourse demand note from Oaktree at a rate of 7% interest. We have the right to call back the advanced funds upon 12 days written notice. Our intention is to deploy the cash proceeds of this transaction into future acquisitions. We negotiated for this loan structure in order to maximize short-term returns and minimize short-term dilution related to the use of the Joint Venture proceeds pending their reinvestment.

Pursuant to the Joint Venture Agreement, GPP will manage and conduct the day-to-day operations and affairs of the Joint Venture, subject to certain major decisions set forth in the Joint Venture Agreement that require the consent of at least two members, one of whom must be Oaktree. Income, losses and distributions will generally be allocated based on the members’ respective ownership interests. Additionally, in certain circumstances described in the Joint Venture Agreement, the members may be required to make additional capital contributions to the Joint Venture, in proportion to the members’ respective ownership interests.

Pursuant to the Joint Venture Agreement, the Joint Venture will pay GPP a monthly asset management fee equal to a percentage of the aggregate investment value of the property owned by the Joint Venture in the preceding month. In addition, if Oaktree has received a 12% internal rate of return on its capital contribution, then promptly following the sale of the last of the Initial Properties, the Joint Venture will pay GPP a disposition fee equal to one percent of the aggregate net sales proceeds received by the Joint Venture from the sales of the Initial Properties.

The Joint Venture will make distributions of net cash flow to the Members no less than quarterly, if appropriate. Distributions will be pro rata to the Members in proportion to their respective ownership interests in the Joint Venture until the Members have received a 12% internal rate of return on their capital contribution. Thereafter distributions will be 5% to us, 5% to GPP and the balance to us, GPP and Oaktree pro rata in proportion to each Member’s respective ownership interests in the Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 17% internal rate of return on its capital contribution and a 1.5 equity multiple on its capital contribution. Distributions will then be 12.5% to us, 5% to GPP and the balance to us, GPP and Oaktree pro rata in proportion to each Member’s respective ownership interests in the Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 22% internal rate of return on its capital contribution and a 1.75 equity multiple on its capital contribution (the “Promoted Returns”). Distributions will then be 20% to us, 5% to GPP and the balance to us, GPP and Oaktree pro rata in proportion to each Member’s respective ownership interests in the Joint Venture. The portion of the Promoted Returns payable to GPP are referred to herein as the “GPP Incentive Fee.” The portion of the Promoted Returns payable to us are referred to herein as our “Earn Out.” As a part of the negotiations for the Joint Venture, Glenborough agreed to reduce certain property management and related charges payable by the Joint Venture from levels that were in place for these assets when held by us; the GPP Incentive Fee was implemented in order to provide GPP and its affiliates with an opportunity to recoup those reductions should the Joint Venture assets perform well financially.

The Joint Venture structure, as originally discussed between Oaktree and us, contemplated that we would be a 20% participant in the Joint Venture and that we or one of our subsidiaries would serve as managing member of the Joint Venture. Under that proposed structure, Oaktree required that it have the right to restrict our ability to terminate our Advisor during the term of the Joint Venture. This was not acceptable to our board of directors, including all of our independent directors, or our Advisor. Further, our Promoted Returns would be at risk if Glenborough as property manager or our Advisor committed certain defaults under the transaction documents, or failed to achieve certain financial results within the Joint Venture. These same triggers could also have resulted in giving Oaktree the right to remove us as managing member from the Joint Venture. This would have put us at risk of potentially losing the Promoted Returns and our position as managing member of the Joint Venture based on the actions of our Advisor as it managed the day-to-day operations of the Joint Venture on our behalf. Neither of these provisions were acceptable to our board of directors, including all of our independent directors, or our Advisor; accordingly our board of directors, including all of our independent directors, endorsed a structure whereby GPP agreed to pay cash to become a 1% managing member, and put that position and the GPP Incentive Fee at risk of removal/forfeiture, while insulating our 19% position and our Earn Out from those risks, while further permitting the board of directors to retain full discretion over the continued employment of our Advisor.

Entry into Property Management Agreement

On March 11, 2015, the Joint Venture, through its wholly owned subsidiaries, also entered into a Property Management Agreement with Glenborough (the “Property Management Agreement”), pursuant to which Glenborough will act as the property manager for the Initial Properties and will have responsibility for the day-to-day management, operation and maintenance of the Initial Properties. The initial term of the Property Management Agreement will continue for so long as the Joint Venture owns the Initial Properties and Glenborough owns at least a 0.5% interest in the Joint Venture, and provided that no event of default by Glenborough or any of its affiliates under the Joint Venture Agreement exists and Glenborough has not been removed as the managing member of the Joint Venture pursuant to the Joint Venture Agreement.

Under the Property Management Agreement, Glenborough will receive fees for its services as set forth below:

•	Management fee. Glenborough earns a monthly management fee equal to 3.0% of the gross revenues collected from the operation of each property.

•	Construction management fee. Glenborough earns a construction management fee (on a project-by-project basis) for any construction projects the cumulative cost of which, as defined in the Property Management Agreement, exceed $25,000. The construction management fee is equal to: (i) five percent (5.00%) of the first $300,000 of the cumulative costs; (ii) four percent (4.00%) of the cumulative costs which exceed $300,000 but are less than or equal to $500,000; and (iii) three percent (3.00%) of all cumulative costs in excess of $500,000.

•	Leasing commissions. Glenborough earns leasing commissions equal to: (i) six percent (6%) of base rent for the first one hundred twenty (120) months of the initial term for new leases procured by Glenborough and expansions of existing leases, and (ii) three percent (3%) of base rent for the first one hundred twenty (120) months of the renewal term for extensions and renewals of existing leases. In certain circumstances, pursuant to the Property Management Agreement, if the foregoing leasing commission structure is not the structure that is commonly used in a particular market area where a property is located, then the Joint Venture and Glenborough may use an alternative leasing commission structure that is commonly used in such market area. It is expected that Glenborough will pay out some or all of these leasing commissions to third-party brokers who participate in the leasing process.

Sale of Initial Properties to Joint Venture

On March 11, 2015, as part of the formation of the Joint Venture, we, through TNP SRT Osceola Village, LLC, our indirect wholly owned subsidiary, SRT Constitution Trail, LLC, a wholly owned subsidiary of Secured Holdings, and TNP SRT Aurora Commons, LLC, a wholly owned subsidiary of Secured Holdings, entered into a Purchase and Sale Agreement effective March 11, 2015 to sell the multitenant retail property located in Kissimmee, Florida commonly known as the Osceola Village (“Osceola Village”), the retail shopping center development located in Normal, Illinois commonly known as Constitution Trail (“Constitution Trail”), and the multitenant retail center and office property located in Aurora, Ohio commonly known as the Aurora Commons (“Aurora Commons” and together with Osceola Village and Constitution Trail, the “Initial Properties”) to the Joint Venture. At the time of the sale Secured Holdings was jointly owned by our operating partnership and SRT Manager, an affiliate of Glenborough. As discussed above under “Capital Infusion by Affiliate of our Advisor,” Secured Holdings distributed the proceeds of the sale of the Initial Properties to its members. As a result, on March 12, 2015 Secured Holdings paid SRT Manager $2,102,000 in full redemption of its 8.33% membership interest in Secured Holdings.

The closing of the sale was conditioned on the Joint Venture issuing us a 19% membership interest and GPP a 1% membership interest in the Joint Venture. The cash sale price for the Initial Properties was $22.0 million for Osceola Village, $23.1 million for Constitution Trail, and $8.5 million for Aurora Commons. Gross proceeds from the sale totaled $53.6 million of which $36.3 million was used to pay off the notes payable balances associated with the Initial Properties, and $4.5 million used as our capital contribution to the Joint Venture.  As discussed above, another $7.0 million was loaned to Oaktree on a short-term demand note basis to enhance our short-term returns related to the proceeds of the Joint Venture, and the note receivable asset and the remaining net proceeds, after the payment of closing costs and expenses, of $3.8 million are available to us as working capital and/or the possible acquisition of additional real estate assets.

Property Management Agreement with Glenborough

In connection with our transition to our Advisor, Glenborough and wholly owned subsidiaries of our operating partnership entered into property and asset management agreements with respect to each of our current properties (the “Glenborough Property Management Agreements”). Glenborough has been our property manager since August 2013. Pursuant to the Glenborough Property Management Agreements, Glenborough will supervise, manage, lease, operate and maintain each of our properties. For the year ended December 31, 2014, we paid Glenborough $857,000 in property management fees, and no property management fees were included in amounts due to affiliates at December 31, 2014. For the year ended December 31, 2013, we paid Glenborough $339,000 in property management fees, and $78,000 was included in amounts due to affiliates at December 31, 2013.

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

Glenborough Property Partners, LLC’s Purchase of Company Securities

On January 24, 2014, Glenborough Property Partners, LLC (“GPP”), an affiliate of our Advisor, purchased 22,222 and 111,111 shares of the Company’s common stock from TNP and Sharon D. Thompson, respectively, for $8 per share. This transaction was part of the larger settlement agreement relating to the proxy contest in connection with the 2013 annual meeting and was not considered an arm’s length transaction. Therefore, the share purchase price may not reflect a market price or value for the Company’s common stock.

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

GPP Loan

On September 20, 2013, we borrowed $500,000 for general working capital purposes from GPP pursuant to an unsecured promissory note by the Company in favor of GPP (the “Glenborough Loan”). The Glenborough Loan carried an interest rate of 7% per annum and maturity date of February 28, 2014. We repaid the loan and accrued interest in full, without penalty, in December 2013. For the year ended December 31, 2013, we paid $13,000 of interest on the Glenborough Loan.

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

Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our Advisor by virtue of (1) ownership of an interest in our sponsor, our Advisor, or any of their affiliates, other than us, (2) employment by our sponsor, our Advisor, or any of their affiliates, (3) service as an officer or director of our sponsor, our Advisor, or any of their affiliates, other than as one of our directors, (4) performance of services, other than as a director, for us, (5) service as a director or trustee of more than three real estate investment trusts organized by our sponsor or advised by our Advisor, or (6) maintenance of a material business or professional relationship with our sponsor, our Advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from the sponsor, the Advisor, and their affiliates (excluding fees for serving as one of our directors or other REIT or real estate program organized or advised or managed by the Advisor or its affiliates) exceeds 5% of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with the sponsor or the Advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law, or brother- or sister-in-law is or has been associated with the sponsor, the Advisor, any of their affiliates, or with us. None of our independent directors face conflicts of interest because of affiliations with other programs sponsored by our sponsor and its affiliates.

Although our shares are not listed for trading on any national securities exchange, a majority of our board of directors and all of the members of the audit committee would qualify as independent under the rules of the New York Stock Exchange.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors

On April 15, 2013, we dismissed McGladrey LLP as our independent registered public accounting firm. The decision to change independent registered public accounting firms was approved by the audit committee of our board of directors. On April 15, 2013, we appointed Moss Adams LLP (“MA”) as our independent registered public accounting firm beginning with the fiscal year ended December 31, 2013. The engagement of MA was approved by the audit committee.

Pre-Approval Polices

The audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our independent registered public accounting firm for the years ended December 31, 2014 and 2013 were pre-approved in accordance with the policies and procedures described above.

Audit Fees and Non-Audit Fees

The aggregate fees billed to us for professional accounting services, including the audit of our financial statements and the non-audit fees charged to us by our independent registered public accounting firm, all of which were pre-approved by the audit committee, are set forth in the table below.

	2014	2013
Audit fees (1)	$357,400	$415,420
Audit-related fees	—	—
Tax fees	66,350	121,628
All other fees	—	—
Total	$423,750	$537,047

(1)	All audit fees relate to services performed by MA, except for $2,400 and $25,000 related to work performed by McGladrey LLP in 2014 and 2013, respectively.

For purposes of the preceding table, all professional fees are classified as follows:

•	Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by our independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•	Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•	Tax fees — These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees — These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM  15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules —

Schedule III—Real Estate Operating Properties and Accumulated Depreciation is set forth beginning on page S-1 hereof.

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

To the Board of Directors and Stockholders

Strategic Realty Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Strategic Realty Trust, Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for the years then ended. Our audits of the consolidated financial statements included the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Realty Trust, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP

San Francisco, California

March 27, 2015

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Investments in real estate
Land	$45,740,000	$49,546,000
Building and improvements	109,998,000	115,218,000
Tenant improvements	10,267,000	9,371,000
	166,005,000	174,135,000
Accumulated depreciation	(16,717,000)	(12,009,000)
Investments in real estate, net	149,288,000	162,126,000
Cash and cash equivalents	3,211,000	2,233,000
Restricted cash	5,163,000	4,475,000
Prepaid expenses and other assets, net	1,363,000	1,698,000
Tenant receivables, net	2,678,000	3,131,000
Lease intangibles, net	13,658,000	16,341,000
Assets held for sale	342,000	20,890,000
Deferred financing costs, net	1,788,000	2,063,000
TOTAL ASSETS	$177,491,000	$212,957,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable	$122,148,000	$124,017,000
Accounts payable and accrued expenses	2,516,000	2,143,000
Amounts due to affiliates	1,000	442,000
Other liabilities	1,767,000	3,220,000
Liabilities related to assets held for sale	-	19,987,000
Below market lease intangibles, net	5,541,000	6,065,000
TOTAL LIABILITIES	131,973,000	155,874,000
Commitments and contingencies (Note 13)
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized, 10,969,714 issued and outstanding at December 31, 2014 and December 31, 2013	110,000	110,000
Additional paid-in capital	96,279,000	96,261,000
Accumulated deficit	(54,451,000)	(43,266,000)
Total stockholder's equity	41,938,000	53,105,000
Non-controlling interests	3,580,000	3,978,000
TOTAL EQUITY	45,518,000	57,083,000
TOTAL LIABILITIES & EQUITY	$177,491,000	$212,957,000

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013
Revenue:
Rental and reimbursements	$21,703,000	$21,340,000
Expense:
Operating and maintenance	7,760,000	7,635,000
General and administrative	4,343,000	5,166,000
Depreciation and amortization	7,869,000	8,981,000
Transaction expenses	-	38,000
Interest expense	8,983,000	9,419,000
	28,955,000	31,239,000
Operating loss	(7,252,000)	(9,899,000)

Other income (expense):
Other expense	(610,000)	-
Loss on impairment of real estate	(3,900,000)	-
Loss on extinguishment of debt	(295,000)	-
Gain on disposal of real estate	109,000	-
Loss from continuing operations	(11,948,000)	(9,899,000)

Discontinued operations:
Loss from discontinued operations	(25,000)	(1,919,000)
Gain on disposal of real estate	3,084,000	4,815,000
Loss on extinguishment of debt	-	(5,404,000)
Income (loss) from discontinued operations	3,059,000	(2,508,000)

Net loss	(8,889,000)	(12,407,000)
Net loss attributable to non-controlling interests	(226,000)	(485,000)
Net loss attributable to common stockholders	$(8,663,000)	$(11,922,000)

Basic earnings (loss) per common share:
Continuing operations	$(1.02)	$(0.86)
Discontinued operations	0.23	(0.22)
Net loss attributable to common shares	$(0.79)	$(1.08)

Diluted earnings (loss) per common share:
Continuing operations	$(1.02)	$(0.86)
Discontinued operations	0.23	(0.22)
Net loss attributable to common shares	$(0.79)	$(1.08)
Weighted average shares outstanding used to calculate earnings (loss) per common share:
Basic	10,969,714	10,964,931
Diluted	10,969,714	10,964,931

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non- controlling Interests	Total Equity
BALANCE — December 31, 2012	10,893,227	$109,000	$95,567,000	$(30,160,000)	$65,516,000	$2,611,000	$68,127,000
Issuance of common shares	50,547	1,000	501,000	-	502,000	-	502,000
Issuance of common shares under DRIP	25,940	-	246,000	-	246,000	-	246,000
Issuance of common units	-	-	(73,000)	-	(73,000)	73,000	-
Issuance of member interests	-	-	-	-	-	1,929,000	1,929,000
Offering costs	-	-	(21,000)	-	(21,000)	-	(21,000)
Stock compensation expense	-	-	41,000	-	41,000	-	41,000
Distributions	-	-	-	(1,184,000)	(1,184,000)	(150,000)	(1,334,000)
Net loss	-	-	-	(11,922,000)	(11,922,000)	(485,000)	(12,407,000)
BALANCE — December 31, 2013	10,969,714	110,000	96,261,000	(43,266,000)	53,105,000	3,978,000	57,083,000
Stock compensation expense	-	-	18,000	-	18,000	-	18,000
Distributions	-	-	-	(2,522,000)	(2,522,000)	(172,000)	(2,694,000)
Net loss	-	-	-	(8,663,000)	(8,663,000)	(226,000)	(8,889,000)
BALANCE — December 31, 2014	10,969,714	$110,000	$96,279,000	$(54,451,000)	$41,938,000	$3,580,000	$45,518,000

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(8,889,000)	$(12,407,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net (gain) loss on impairment and disposal of real estate	707,000	(4,815,000)
Loss on extinguishment of debt	295,000	5,404,000
Straight-line rent	(286,000)	(672,000)
Amortization of deferred costs and notes payable premium/discount	747,000	1,155,000
Depreciation and amortization	7,869,000	11,543,000
Amortization of above and below-market leases	51,000	(343,000)
Bad debt expense (income)	(255,000)	847,000
Stock-based compensation expense	18,000	41,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	153,000	29,000
Tenant receivables	775,000	47,000
Prepaid rent	(451,000)	(1,000)
Accounts payable and accrued expenses	274,000	(4,279,000)
Amounts due to affiliates	(441,000)	750,000
Other liabilities	(1,189,000)	(183,000)
Net change in restricted cash for operational expenditures	127,000	861,000
Net cash used in operating activities	(495,000)	(2,023,000)

Cash flows from investing activities:
Net proceeds from the sale of real estate	25,832,000	23,754,000
Improvements, capital expenditures, and leasing costs	(2,100,000)	(277,000)
Tenant lease incentive	-	31,000
Net change in restricted cash for capital expenditures	(815,000)	(695,000)
Net cash provided by investing activities	22,917,000	22,813,000

Cash flows from financing activities:
Proceeds from issuance of common stock	-	502,000
Proceeds from issuance of member interests	-	1,929,000
Distributions	(2,595,000)	(505,000)
Payment of offering costs	-	(21,000)
Proceeds from notes payable	19,900,000	500,000
Repayment of notes payable	(37,982,000)	(22,701,000)
Payment of loan fees and financing costs	(767,000)	(520,000)
Net change in restricted cash for financing activities	-	552,000
Net cash used in financing activities	(21,444,000)	(20,264,000)

Net increase in cash and cash equivalents	978,000	526,000
Cash and cash equivalents – beginning of period	2,233,000	1,707,000
Cash and cash equivalents – end of period	$3,211,000	$2,233,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock under the DRIP	$-	$246,000
Notes payable balance assumed on sale of real estate	$-	$19,717,000
Notes payable balance and other liability balances related to extinguishment of debt	$-	$28,666,000
Investments in real estate transferred related to deed in lieu transaction	$-	$34,070,000
Distributions declared but not paid	$685,000	$583,000
Cash paid for interest	$8,132,000	$13,084,000

See accompanying notes to the consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 in shares of its common stock to the public in its primary offering at $10.00 per share and 10,526,316 shares of its common stock to the Company’s stockholders at $9.50 per share pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. On February 7, 2013, the Company terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP. As of the termination of the Offering on February 7, 2013 and as of December 31, 2014, the Company had accepted subscriptions for, and issued, 10,969,714 shares of common stock (net of share redemptions), including 391,182 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $108,357,000.

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

On August 7, 2013, the Company allowed its advisory agreement (the “Prior Advisory Agreement”) with the Company’s prior advisor, TNP Strategic Retail Advisor, LLC (the “Prior Advisor”), to expire without renewal. On August 10, 2013, the Company entered into a new advisory agreement (the “Advisory Agreement”) with SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”). On July 15, 2014, the Advisory Agreement with the Advisor was renewed for an additional twelve months, beginning on August 10, 2014. Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.

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

Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (formerly TNP Strategic Retail Operating Partnership, L.P.), a Delaware limited partnership (the “OP”). The initial limited partners of the OP were Prior Advisor and TNP Strategic Retail OP Holdings, LLC, a Delaware limited liability company (“TNP Holdings”) affiliated with Prior Advisor. Prior Advisor invested $1,000 in the OP in exchange for common units of the OP (“Common Units”) and TNP Holdings invested $1,000 in the OP in exchange for a separate class of limited partnership units (“Special Units”). As the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of December 31, 2014 and 2013, the Company owned 96.2% of the limited partnership interest in the OP. As of December 31, 2013, Prior Advisor owned 0.01% of the limited partnership interest in the OP which was sold to Glenborough Property Partners, LLC (“GPP”), an affiliate of Glenborough, on January 24, 2014. Following the expiration of the Prior Advisory Agreement, the Special Units owned by TNP Holdings were redeemed for cause, as defined in the Prior Advisory Agreement. In connection with the execution of the Advisory Agreement, the Advisor or its affiliate was to contribute $1,000 to the OP in exchange for a separate class of Special Units, and this transaction was completed in April 2014.

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

The Company has invested in a portfolio of income-producing retail properties located throughout the United States, with a focus on grocery anchored multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. As of December 31, 2014, the Company’s portfolio was comprised of 15 properties with approximately 1,471,000 rentable square feet of retail space located in 11 states. As of December 31, 2014, the rentable space at the Company’s retail properties was 88% leased.

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

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as, whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2014, the Company did not have any joint ventures or variable interests in any unconsolidated variable interest entities.

Non-Controlling Interests

The Company’s non-controlling interests are comprised primarily of the Common Units in the OP and membership interest in SRT Secured Holdings, LLC (“Secured Holdings”), formerly known as TNP SRT Secured Holdings, LLC, one of the Company’s subsidiaries. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from common stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) attributable to common stockholders on the consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at December 31, 2014, qualified as permanent equity.

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

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in tenant receivables, net on the consolidated balance sheets, was $1,681,000 and $1,411,000 at December 31, 2014 and December 31, 2013, respectively.

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

The Company recognizes gains or losses on sales of real estate in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). Gains are not recognized until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) the Company’s receivable, if any, is not subject to future subordination; and (d) the Company has transferred to the buyer the usual risks and reward of ownership, and the Company does not have a substantial continuing involvement with the property. The results of operations of income producing properties where the Company does not have a continuing involvement are presented in the discontinued operations section of the Company’s consolidated statements of operations when the property has been classified as held for sale or sold prior to April 30, 2014. See “– Recent Accounting Pronouncements” below for additional information.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Generally, the Company does not obtain security deposits from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of December 31, 2014, Schnuck Markets, Inc. is the Company’s largest tenant (by square feet) and accounted for approximately 128,000 square feet, or approximately 9% of the Company’s gross leasable area, and approximately $833,000, or 5%, of the Company’s annual minimum rent. Two other large tenants, Publix Supermarkets, Inc., and Starplex Operating L.P., accounted for approximately 7% and 6%, respectively, of the Company’s annual minimum rent. No other tenant accounted for over 5% of the Company’s annual minimum rent. There were $28,000, $82,000, and $0 outstanding receivables from Schnuck Markets, Inc., Publix Supermarkets, Inc., and Starplex Operating L.P., respectively, at December 31, 2014, compared to $35,000, $87,000, and $0, respectively, at December 31, 2013.

Business Combinations

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination when the acquired property meets the definition of a business. Assets acquired and liabilities assumed in a business combination are generally measured at their acquisition date fair values, including tenant improvements and identifiable intangible assets or liabilities. Tenant improvements recognized represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date. Tenant improvements are classified as assets under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which the Company operates; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above- or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases is recorded in acquired lease intangibles and amortized over the remaining lease term. Above- or below-market-rate leases are classified in acquired lease intangibles, or in acquired below-market lease intangibles, depending on whether the contractual terms are above- or below-market. Above-market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below-market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.

Acquisition costs are expensed as incurred. During the years ended December 31, 2014 and 2013, the Company did not acquire any properties. Costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable and costs incurred which are expected to result in future period disposals of property not currently classified as held for sale properties have been expensed and are also classified in the consolidated statement of operations as transaction expenses.

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

Tenant improvement costs recorded as capital assets are depreciated over the tenant’s remaining lease term which the Company has determined approximates the remaining useful life of the improvement.

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures, property sale capitalization rates, and expected holding period of the property. For the year ended December 31, 2014, the Company recorded impairment losses of $2,500,000 and $1,400,000 on its investments in Constitution Trail and Topaz Marketplace, respectively. See Note 8. “Fair Value Disclosures” for additional information regarding the impairment loss. The Company did not record any impairment losses during the year ended December 31, 2013.

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

Fair Value Measurements

Under GAAP, the Company is required to measure or disclose certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available for inputs that are significant to the fair value measurement.

When available, the Company utilizes quoted market prices or other observable inputs (Level 2 inputs), such as interest rates or yield curves, from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to use significant judgment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When the Company determines the market for an asset owned by it to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets; or (ii) a present value technique that considers the future cash flows based on contractual obligations discounted by an observed or estimated market rates of comparable liabilities. The use of contractual cash flows with regard to amount and timing significantly reduces the judgment applied in arriving at fair value.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT. The Company may also be subject to certain state or local income taxes, or franchise taxes.

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

Reclassification

Assets sold or held for sale have been reclassified on the consolidated balance sheets. For operating properties sold prior to April 30, 2014, the related operating results have been reclassified from continuing to discontinued operations on the consolidated statements of operations. For operating properties sold after April 30, 2014, the related operating results remain in continuing operations on the consolidated statements of operations unless the sold properties represent a strategic shift that have (or will have) a major effect on the Company’s operations and financial results.

Recent Accounting Pronouncements

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment. ASU No. 2014-08 raises the criteria for reporting discontinued operations on an entity’s financial statements. Under the revised standard, a disposal of a component of an entity is required to be reported as discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU No. 2014-08 is effective for annual periods beginning on or after December 15, 2014, and early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. As the Company’s disposals generally do not represent a strategic shift, the adoption of ASU No. 2014-08 should eliminate the need to report such disposals as discontinued operations on the Company’s financial statements for any disposals that were not previously classified as discontinued operations. As permitted by the standard, the Company has elected to early adopt the provisions of ASU No. 2014-08 and is applying the provisions prospectively for all disposals and held for sale properties after April 30, 2014.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. ASU No. 2014-09 is effective for annual periods beginning on or after December 15, 2016, and early adoption is not permitted. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. ASU No. 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

3. DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

The Company reports operating properties sold in periods prior to April 30, 2014, as discontinued operations. The results of these discontinued operations are included as a separate component on the consolidated statements of operations under the caption “Discontinued operations”.

On November 25, 2014, the Company completed the sale of San Jacinto Esplanade in San Jacinto, California for a gross sales price of $5,700,000. The Company originally acquired San Jacinto Esplanade in August 2010 for $7,088,000 and subsequently sold three separate parcels of the property in 2011. Net proceeds from the recent sale were used to pay down and reduce the line of credit balance with KeyBank. The results of operations related to San Jacinto Esplanade are classified as continuing operations because the property was placed on the market for sale after April 30, 2014, which was the date that the Company implemented ASU No. 2014-08.

On January 8, 2014, the Company completed the sale of Visalia Marketplace in Visalia, California for a gross sales price of $21,100,000. The Company originally acquired Visalia Marketplace in June 2012 for $19,000,000. In accordance with the terms of the loan documents with KeyBank at the time, 80% of the net proceeds from the sale were released from escrow to pay down and reduce the prior line of credit balance with KeyBank.  The Company classified assets and liabilities (including the line of credit) related to Visalia Marketplace as held for sale in the consolidated balance sheet at December 31, 2013. The results of operations related to Visalia Marketplace continue to be classified as discontinued operations for the years ended December 31, 2014 and 2013 because the property was classified as such in previously issued financial statements.

On December 20, 2013, the Company completed the sale of Craig Promenade in Las Vegas, Nevada for a gross sales price of $10,100,000. The Company originally acquired Craig Promenade in March 2011 for $12,800,000. On February 19, 2013, the Company completed the sale of the McDonald’s parcel at Willow Run Shopping Center in Westminster, Colorado for a gross sales price of $1,050,000, and then on October 31, 2013, the Company completed the sale of the entire Willow Run Shopping Center for a gross sales price of $10,825,000. The Company originally acquired Willow Run Shopping Center in May 2012 for $11,550,000. The results of operations related to Craig Promenade and Willow Run Shopping Center were classified as discontinued operations for the year ended December 31, 2013.

On November 9, 2012, TNP SRT Lahaina Gateway, LLC, the Company’s wholly owned subsidiary (“TNP SRT Lahaina”), financed TNP SRT Lahaina’s acquisition of a ground lease interest in the Lahaina Gateway property, a multi-tenant necessity retail center located in Lahaina, Hawaii, with the proceeds of a loan (the “Lahaina Loan”) from DOF IV REIT Holdings, LLC (the “Lahaina Lender”). On August 1, 2013, in order to resolve its obligations under the Lahaina Loan, mitigate certain risks presented by the terms of the Lahaina Loan and avoid potential litigation and foreclosure proceedings (and the associated costs and delays), TNP SRT Lahaina granted and conveyed all of TNP SRT Lahaina’s right, title and interest in and to the leasehold estate in the Lahaina Gateway property, including all leases, improvements, licenses and permits and personal property related thereto, to DOF IV Lahaina, LLC, an affiliate of the Lahaina Lender, pursuant to a deed in lieu of foreclosure agreement by and among the Company, TNP SRT Lahaina and the Lahaina Lender. The results of operations related to Lahaina Gateway were classified as discontinued operations for the year ended December 31, 2013, and the Company realized a loss of $5,404,000 associated with the deed in lieu transaction (see Note 7. “Notes Payable”).

On January 22, 2013, the Company completed the sale of Waianae Mall in Waianae, Hawaii for a gross sales price of $30,500,000. The Company originally acquired Waianae Mall in June 2010 for $25,688,000. The results of operations related to Waianae Mall were classified as discontinued operations for the year ended December 31, 2013.

The components of income and expense relating to discontinued operations for the years ended December 31, 2014 and 2013, are shown below.

	Years Ended December 31,
	2014	2013
Revenues from rental property	$62,000	$7,764,000
Rental property expenses	75,000	3,503,000
Depreciation and amortization	-	2,562,000
Transaction expenses	-	78,000
Interest expense	12,000	3,540,000
Operating loss from discontinued operations	(25,000)	(1,919,000)
Gain on disposal of real estate	3,084,000	4,815,000
Loss on extinguishment of debt	-	(5,404,000)
Income (loss) from discontinued operations	$3,059,000	$(2,508,000)

On November 21, 2014, the Company entered into a sales contract with a buyer to purchase an undeveloped parcel at Osceola Village in Kissimmee, Florida. The gross sales price is $875,000, and the sale is expected to close in May 2015. The land value associated with the parcel is classified as held for sale at December 31, 2014. The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets are as follows:

	December 31,
ASSETS	2014	2013
Investments in real estate
Land	$342,000	$5,449,000
Building and improvements	-	10,683,000
Tenant improvements	-	1,235,000
	342,000	17,367,000
Accumulated depreciation	-	(1,305,000)
Investments in real estate, net	342,000	16,062,000
Tenant receivables	-	84,000
Lease intangibles, net	-	4,744,000
Assets held for sale	$342,000	$20,890,000
LIABILITIES
Notes payable	$-	$16,213,000
Other liabilities	-	165,000
Below market lease intangibles, net	-	3,609,000
Liabilities related to assets held for sale	$-	$19,987,000

Amounts above are being presented at their carrying value which the Company believes to be lower than their estimated fair value less costs to sell.

4. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2014, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 21 years with a weighted-average remaining term (excluding options to extend) of seven years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $437,000 and $391,000 as of December 31, 2014 and December 31, 2013, respectively.

As of December 31, 2014, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

2015	$15,249,000
2016	14,206,000
2017	13,082,000
2018	11,377,000
2019	9,647,000
Thereafter	46,138,000
$109,699,000

5. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of December 31, 2014 and 2013, the Company’s acquired lease intangibles and below-market lease liabilities were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Cost	$20,898,000	$23,243,000	$(6,991,000)	$(7,133,000)
Accumulated amortization	(7,240,000)	(6,902,000)	1,450,000	1,068,000
	$13,658,000	$16,341,000	$(5,541,000)	$(6,065,000)

The Company’s amortization of lease intangibles and below-market lease liabilities for the years ended December 31, 2014 and 2013, were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	For the Years Ended December 31,		For the Years Ended December 31,
	2014	2013	2014	2013
Amortization	$(2,791,000)	$(3,868,000)	$520,000	$1,408,000

The scheduled amortization of lease intangibles and below-market lease liabilities, as of December 31, 2014, was as follows:

	Acquired	Below-Market
	Lease	Lease
	Intangibles	Intangibles
2015	$2,167,000	$(432,000)
2016	1,811,000	(375,000)
2017	1,627,000	(336,000)
2018	1,438,000	(326,000)
2019	1,206,000	(321,000)
Thereafter	5,409,000	(3,751,000)
	$13,658,000	$(5,541,000)

6. PREPAID EXPENSES AND OTHER ASSETS, NET

As of December 31, 2014 and 2013, the Company’s prepaid expenses and other assets, net consisted of the following:

	December 31, 2014	December 31, 2013
Sales tax rebate incentive, net of accumulated amortization	$672,000	$775,000
Prepaid expenses	593,000	786,000
Tenant lease incentive	60,000	79,000
Utility deposits and other	38,000	58,000
	$1,363,000	$1,698,000

7. NOTES PAYABLE

As of December 31, 2014 and 2013, the Company’s notes payable, excluding notes payable that are classified under liabilities related to assets held for sale, consisted of the following:

	Principal Balance		Interest Rates At
	December 31, 2014	December 31, 2013	December 31, 2014
KeyBank credit facility	$19,014,000	$4,403,000	3.156% - 3.167%
Secured term loans	57,116,000	57,934,000	5.10% - 5.93%
Mortgage loans	44,768,000	60,430,000	4.50% - 10.00%
Unsecured loans	1,250,000	1,250,000	8.00%
Total	$122,148,000	$124,017,000

During the years ended December 31, 2014 and 2013, the Company incurred $8,983,000 and $9,419,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $747,000 and $1,097,000, respectively.

As of December 31, 2014 and 2013, interest expense payable was $1,080,000 and $979,000, respectively.

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of December 31, 2014:

Amount
2015	$2,972,000
2016	18,360,000
2017	71,903,000
2018	639,000
2019	23,528,000
Thereafter	4,746,000
$122,148,000

KeyBank Amended and Restated Credit Facility Agreement

On August 4, 2014, the Company entered into an Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank to amend and restate an original 2010 Credit Facility (defined below) in its entirety and to establish a revolving credit facility with an initial maximum aggregate commitment of $30,000,000 (as adjusted, the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, the Company may request that the Facility Amount be increased to a maximum of $60,000,000. The Amended and Restated Credit Facility was initially secured by the San Jacinto Esplanade, Aurora Commons and Constitution Trail properties.

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

On August 4, 2014, as required by the Amended and Restated Credit Facility, the OP contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owns the Constitution Trail property, to Secured Holdings (the “Constitution Transaction”) for additional membership interests in Secured Holdings. At the time, Secured Holdings was jointly owned by the OP and SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough. Prior to the Constitution Transaction, the OP owned 88% of the membership interests in Secured Holdings and SRT Manager owned 12% of the membership interests in Secured Holdings. Following the Constitution Transaction, the OP owned 91.67% of the membership interests in Secured Holdings, and SRT Manager owned 8.33% of the membership interests in Secured Holdings which was derived based on the fair value of the properties as of the date of the contribution. Subsequently, Secured Holdings paid SRT Manager $2,102,000 in full redemption of SRT Manager’s 8.33% membership interest in Secured Holdings. For additional information, see Note 14. “Subsequent Events”.

In connection with the Constitution Transaction, the entire outstanding notes payable balance due to Constitution Trail’s prior lender was fully paid, and Constitution Trail’s remaining $295,000 in unamortized deferred financing costs was written-off. The new outstanding principal balance of the Amended and Restated Credit Facility was $20,800,000, as of August 4, 2014.

The original line of credit was entered into on December 17, 2010 between the Company, through its subsidiary, Secured Holdings, and KeyBank (and certain other lenders, collectively, the “Lenders”) to establish a secured revolving credit facility with an initial maximum aggregate commitment of $35,000,000 (the “2010 Credit Facility”). On August 4, 2014, the 2010 Credit Facility was replaced by the Amended and Restated Credit Facility, and there were no remaining unamortized deferred financing costs associated with the 2010 Credit Facility at that time.

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

8. FAIR VALUE DISCLOSURES

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

The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of December 31, 2014 and 2013:

At December 31, 2014	Carrying Value (1)	Fair Value (2)
Notes Payable	$122,148,000	$123,511,000

At December 31, 2013	Carrying Value (1)	Fair Value (2)
Notes Payable	$124,017,000	$124,306,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of December 31, 2014 and December 31, 2013.

(2)	The estimated fair value of the notes payable is based upon indicative market prices of the Company’s notes payable based on prevailing market interest rates.

As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the properties. With the exception of Constitution Trail and Topaz Marketplace, all appraisals presented values in excess of the carrying value of such properties as of September 30, 2014. During the three months ended September 30, 2014, the Company re-evaluated the strategy and possible holding periods of its properties and determined that the holding periods for Constitution Trail and Topaz Marketplace may be significantly reduced. As a result, for the year ended December 31, 2014, the Company recorded impairment losses of $2,500,000 and $1,400,000 on its investments in Constitution Trail and Topaz Marketplace, respectively, based on the properties’ excess carrying value over its appraised value at December 31, 2014. The appraised values of the two properties were based on third-party estimates, discounted cash flow analyses, and other market considerations.  The appraised values used 11% and 10% as the discount rates, and 10% and 8.5% as the terminal capitalization rates for Constitution Trail and Topaz Marketplace, respectively. These estimates incorporate significant unobservable inputs and therefore are considered Level 3 inputs under the fair value hierarchy.

9. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company issued 22,222 shares of common stock to TNP LLC for an aggregate purchase price of $200,000. As of December 31, 2013, Sharon D. Thompson, the spouse of Anthony W. Thompson, the Company’s former co-chief executive officer and former president, independently owned 111,111 shares of the Company’s common stock for which she paid an aggregate purchase price of $1,000,000 and TNP LLC, which is controlled by Mr. Thompson, owned 22,222 shares of the Company’s common stock. On January 24, 2014, GPP purchased both the 22,222 and 111,111 shares of the Company from TNP LLC and Sharon D. Thompson, respectively, for $8.00 per share. The share purchase transaction was part of a larger settlement of issues relating to the 2013 annual meeting proxy contest, and was not considered an arm’s length transaction. Therefore, the share purchase price may not reflect a market price or value for such securities.

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

Member Interests

On July 9, 2013, SRT Manager made a cash investment of $1,929,000 in Secured Holdings pursuant to a Membership Interest Purchase Agreement by and among the Company, SRT Manager, Secured Holdings, and the OP, which resulted in SRT Manager owning a 12% membership interest in Secured Holdings and the OP owning the remaining 88% membership interest in Secured Holdings. The Company’s independent directors negotiated and approved the transaction in order to help enable the Company to meet its short-term liquidity needs for operations, as well as to build working capital for future operations. Following the Constitution Transaction on August 4, 2014 (see Note 7. “Notes Payable”), the OP owns a 91.67% membership interest in Secured Holdings and SRT Manager owns a 8.33% membership interest in Secured Holdings.

As of December 31, 2014, Secured Holdings owns two of the 15 multi-tenant retail properties in the Company’s property portfolio consisting of Aurora Commons and Constitution Trail.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2014 and December 31, 2013, no shares of preferred stock were issued and outstanding.

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

Effective January 15, 2013, the Company suspended its share redemption program, including redemptions upon death and disability, and the Company did not redeem any common shares under its share redemption program during the years ended December 31, 2014 and 2013.

Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

For so long as the Company remained in default under the terms of the 2010 Credit Facility, KeyBank prohibited the payment of distributions to investors in the Company. Effective January 15, 2013, the Company announced that it would no longer be making monthly distributions. On December 9, 2013, the Company announced that it had successfully modified the 2010 Credit Facility such that the Company may re-establish distributions so long as the total amount paid does not exceed 100% of the Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), as defined in the 2010 Credit Facility agreement and, pursuant to the terms and conditions of the Amended and Restated Credit Facility, there are certain restrictions on the amount of distributions that are tied to the Company’s Adjusted Funds from Operations (as defined in the Amended and Restated Credit Facility), provided, however, that the Company is not restricted from any distributions necessary in order to maintain its status as a REIT.

As a result, on December 9, 2013 and again on March 24, 2014, the Company declared a quarterly distribution in the amount of $0.05 per share on the outstanding common shares of the Company, payable to stockholders of record as of December 31, 2013 and March 31, 2014, which were paid on January 31, 2014 and April 30, 2014, respectively. For the three months ended June 30, 2014, September 30, 2014, and December 31, 2014, the Company declared quarterly distributions in the amount of $0.06 per share on the outstanding common shares, payable to stockholders of record as of June 30, 2014, September 30, 2014, and December 31, 2014, respectively. The distributions were paid on July 30, 2014, October 31, 2014, and January 30, 2015, respectively. The Company’s board of directors will continue to evaluate the Company’s ability to make future quarterly distributions based on the Company’s other operational cash needs.

The following table sets forth the distributions declared to the Company’s common stockholders and Common Unit holders for the years ended December 31, 2014 and 2013, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	0.06	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	0.06	658,000	26,000	684,000
Fourth Quarter 2014	12/31/2014	1/30/2015	0.06	658,000	26,000	684,000
				$2,522,000	$100,000	$2,622,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2013	1/18/2013	1/18/2013	$0.05833	$636,000	$25,000	$661,000
Second Quarter 2013	N/A	N/A	-	-	-	-
Third Quarter 2013	N/A	N/A	-	-	-	-
Fourth Quarter 2013	12/31/2013	1/31/2014	0.05	548,000	22,000	570,000
				$1,184,000	$47,000	$1,231,000

Distribution Reinvestment Plan

The Company adopted the DRIP to allow common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved 10,526,316 shares of its common stock for sale pursuant to the DRIP. The DRIP was terminated effective February 7, 2013 in connection with the expiration of the Offering and the Company’s deregistration of all of the unsold shares registered for sale pursuant to the Offering. As a result, for the year ended December 31, 2014, no distributions were reinvested, and no shares of common stock were issued under the DRIP. For the year ended December 31, 2013, $246,000 in distributions were reinvested and 25,940 shares of common stock were issued under the DRIP.

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

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share:

	For the Years Ended
	December 31,
	2014	2013
Numerator - basic and diluted
Net loss from continuing operations	$(11,948,000)	$(9,899,000)
Net loss attributable to non-controlling interests	709,000	437,000
Distributions paid on unvested restricted shares	-	-
Net loss attributable to common shares	(11,239,000)	(9,462,000)
Net income (loss) from discontinued operations	3,059,000	(2,508,000)
Net (income) loss attributable to non-controlling interests	(483,000)	48,000
Net loss attributable to common shares	$(8,663,000)	$(11,922,000)
Denominator - basic and diluted
Basic weighted average common shares	10,969,714	10,964,931
Effect of dilutive securities Common units (1)	-	-
Diluted weighted average common shares	10,969,714	10,964,931
Basic earnings (loss) per common share
Net loss from continuing operations attributable to common shares	$(1.02)	$(0.86)
Net earnings (loss) from discontinued operations attributable to common shares	0.23	(0.22)
Net loss attributable to common shares	$(0.79)	$(1.08)
Diluted earnings (loss) per common share
Net loss from continuing operations attributable to common shares	$(1.02)	$(0.86)
Net earnings (loss) from discontinued operations attributable to common shares	0.23	(0.22)
Net loss attributable to common shares	$(0.79)	$(1.08)

(1)	Number of convertible common units pursuant to the redemption rights outlined in the Company's registration statement on Form S-11. Anti-dilutive for all periods presented.

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

For the years ended December 31, 2014 and 2013, the Company recognized compensation expense of $18,000 and $41,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2014, all of the compensation expense related to non-vested shares of restricted common stock has been recognized. As of December 31, 2013, there was $18,000 of total unrecognized compensation expense related to non-vested shares of restricted common stock representing 3,333 unvested shares with a fair value of $30,000. During the year ended December 31, 2014, there were no restricted stock grants issued.

A summary of the changes in restricted stock grants for the years ended December 31, 2014 and 2013 is presented below:

		Weighted Average
	Restricted Stock	Grant Date
	(Number of Shares)	Fair Value
Balance - December 31, 2012	10,000	$9.00
Granted	-	-
Vested	6,667	9.00
Balance - December 31, 2013	3,333	$9.00
Granted	-	-
Vested	3,333	9.00
Balance - December 31, 2014	-	$-

12. RELATED PARTY TRANSACTIONS

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

On July 9, 2013, SRT Manager, an affiliate of Advisor, acquired an initial 12% membership interest in Secured Holdings, the Company’s wholly owned subsidiary. Following the Constitution Transaction on August 4, 2014 (see Note 7. “Notes Payable”), SRT Manager’s membership interests in Secured Holdings decreased to 8.33%.

On January 24, 2014, GPP purchased 22,222 and 111,111 shares of the Company from TNP LLC and Sharon D. Thompson, respectively, for $8.00 per share. The share purchase transaction was part of a larger settlement of issues relating to the 2013 annual meeting proxy contest and was not considered an arm’s length transaction. Therefore, the share purchase price may not reflect a market price or value for such securities (see Note 9. “Equity”).

Summary of Related Party Fees

Summarized separately below are the Prior Advisor and Advisor related party costs incurred by the Company for the years ended December 31, 2014 and 2013, respectively, and payable as of December 31, 2014 and 2013:

Prior Advisor Fees	Incurred		Payable
	Years Ended December 31,		As of December 31,
	2014	2013	2014	2013
Expensed
Reimbursement of operating expenses	$-	$73,000	$-	$-
Acquisition fees	-	13,000	-	-
Property management fees	-	862,000	-	163,000
Guaranty fees	14,000	28,000	1,000	17,000
Disposition fees	-	924,000	-	-
	$14,000	$1,900,000	$1,000	$180,000
Capitalized
Leasing commission fees	-	143,000	-	-
	$-	$143,000	$-	$-
Additional Paid-In Capital
Selling commissions	$-	$12,000	$-	$-
Dealer manager fees	-	6,000	-	-
Organization and offering costs	-	3,000	-	-
	$-	$21,000	$-	$-

Advisor Fees	Incurred		Payable
	Years Ended December 31,		As of December 31,
	2014	2013	2014	2013
Expensed
Consulting and accounting fees	$-	$446,000	$-	$-
Asset management fees	1,320,000	601,000	-	179,000
Reimbursement of operating expenses	72,000	48,000	-	5,000
Property management fees	857,000	339,000	-	78,000
Disposition fees	268,000	105,000	-	-
Interest expense on notes payable	-	13,000	-	-
	$2,517,000	$1,552,000	$-	$262,000
Capitalized
Financing coordination fees	$300,000	$-	$-	$-
Leasing commission fees	127,000	4,000	-	-
Legal leasing fees	222,000	7,000	-	-
Construction management fees	56,000	-	-	-
	$705,000	$11,000	$-	$-

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

Through December 31, 2013, the last year that organization and offering costs were incurred by Prior Advisor on the Company’s behalf, the cumulative costs were $3,272,000, net of a reimbursement discussed below. These costs were payable by the Company to the extent organization and offering costs, other than selling commissions and dealer manager fees, did not exceed 3% of the gross proceeds of the Offering. As of December 31, 2013, cumulative organization and offering costs reimbursed to Prior Advisor or paid directly by the Company were $4,273,000, which amount exceeded 3% of the gross proceeds from the Offering by $1,001,000. This excess amount was billed to Prior Advisor and settled during the year ended December 31, 2013.

Under the new Advisory Agreement, the Company shall reimburse Advisor for all offering and marketing related expenses incurred on the Company’s behalf in connection with any private placement up to 2% of the gross proceeds of such private placement. There were no such expenses under the new Advisory Agreement for the year ended December 31, 2014.

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

	For the Years Ended
	December 31,		Inception Through
	2014	2013	December 31, 2014
Selling commissions	$-	$12,000	$6,905,000
Dealer manager fee	-	6,000	3,081,000
	$-	$18,000	$9,986,000

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

For year ended December 31, 2014, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.

The Company reimbursed Prior Advisor and Advisor for the cost of administrative services, including personnel costs and its allocable share of other overhead of Prior Advisor and Advisor such as rent and utilities; provided, however, that no reimbursement could be made for costs of such personnel to the extent that personnel are used in transactions for which Prior Advisor and Advisor received a separate fee or with respect to an officer of the Company. See the Summary of Related Party Fees table for incurred administrative services paid to Prior Advisor and Advisor for the years ended December 31, 2014 and 2013.

Property Management Fee

The Company terminated its property management agreements with TNP Property Manager, LLC, its property manager and an affiliate of Prior Advisor, effective August 9, 2013. The Company entered into new property management agreements with Glenborough effective August 10, 2013. The terms and conditions of the new property management agreements with Glenborough are generally the same as the prior property management agreements except the property management fees are calculated at a maximum of up to 4% of gross revenue (reduced from 5% in the prior agreements) and the terms of the new property management agreements are 12 months (unlike the purported 20-year term of the prior property management agreements). The property management agreements with Glenborough have been renewed for an additional twelve months, beginning on August 10, 2014. See the Summary of Related Party Fees table for incurred property management fees for the years ended December 31, 2014 and 2013.

Acquisition and Origination Fee

The Company paid Prior Advisor an acquisition fee equal to 2.5% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. Under the Advisory Agreement, Advisor is entitled to receive an acquisition fee equal to 1% of the costs of investments acquired, including acquisition expenses and any debt attributable to such investments. See the Summary of Related Party Fees table for incurred acquisition fees for the years ended December 31, 2014 and 2013.

The Company paid Prior Advisor 2.5% of the amount funded by the Company to acquire or originate real estate-related loans, including third-party expenses related to such investments and any debt used to fund the acquisition or origination of the real estate-related loans. Under the Advisory Agreement, Advisor is entitled to receive an origination fee equal to 1% of the amount funded by the Company to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. There were no loan origination fees incurred for the years ended December 31, 2014 and 2013.

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

See the Summary of Related Party Fees table for incurred asset management fees for the years ended December 31, 2014 and 2013.

Disposition Fee

If Prior Advisor or its affiliates provided a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, Prior Advisor or its affiliates could be paid disposition fees up to 50% of a customary and competitive real estate commission, but not to exceed 3% of the contract sales price of each property sold. Under the Advisory Agreement, the terms and conditions of the disposition fee payable to Advisor are the same as the terms for such fees under the Prior Advisory Agreement. See the Summary of Related Party Fees table for incurred disposition fees for the years ended December 31, 2014 and 2013.

Leasing Commission Fee

On June 9, 2011, pursuant to Section 11 of the Prior Advisory Agreement, the Company’s board of directors approved the payment of fees to the Prior Advisor for services it provided in connection with leasing the Company’s properties. Under the new property management agreements, Advisor shall receive a separate fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants in an amount not to exceed the fee customarily charged by similarly situated parties rendering similar services in the same geographic area for similar properties. See the Summary of Related Party Fees table for incurred leasing commission fees for the years ended December 31, 2014 and 2013.

Legal Leasing Fee

Under the new property management agreements, Advisor shall receive a market-based legal leasing fee for the negotiation and production of new leases, renewals, and amendments. See the Summary of Related Party Fees table for incurred legal leasing fees for the years ended December 31, 2014 and 2013.

Financing Coordination Fee

On January 12, 2012, the board of directors approved Amendment No. 3 to the Prior Advisory Agreement to provide for the payment of a financing coordination fee to Prior Advisor in an amount equal to 1% of any amount financed or refinanced by the Company or the OP. Under the Advisory Agreement, the Advisor will receive a financing coordination fee equal to 1% of the amount made available and/or outstanding under any (1) financing obtained or assumed, directly or indirectly, by the Company or the OP and used to acquire or originate investments; or (2) the refinancing of any financing obtained or assumed, directly or indirectly, by the Company or the OP. See the Summary of Related Party Fees table for incurred financing coordination fees for the years ended December 31, 2014 and 2013.

Construction Management Fee

In connection with the construction or repair in or about a property, the property manager shall be responsible for coordinating and facilitating the planning and the performance of all construction and shall be paid a fee equal to 5% of the hard costs for the project in question. See the Summary of Related Party Fees table for incurred construction management fees for the years ended December 31, 2014 and 2013.

Guaranty Fees

In connection with certain acquisition financings, the Company’s former chairman and former co-chief executive officer and/or TNP LLC had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. See the Summary of Related Party Fees table for incurred guaranty fees for the years ended December 31, 2014 and 2013. As of December 31, 2014, the Company’s outstanding guaranty agreement relates to the guarantee for the financing on Osceola Village.

Related Party Loans and Loan Fees

On September 20, 2013, the Company borrowed $500,000 for general working capital purposes from GPP pursuant to an unsecured promissory note by the Company in favor of GPP (the “Glenborough Loan”). The Glenborough Loan carried an interest rate of 7% per annum and maturity date of February 28, 2014. The Company repaid the loan and accrued interest in full, without penalty, in December 2013. See the Summary of Related Party Fees table for incurred related party loan fees for the years ended December 31, 2014 and 2013.

13. COMMITMENTS AND CONTINGENCIES

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

The Company is able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by paying a “deficiency dividend,” which would be distributed in respect of all of our common shares pro rata and included in the Company’s deduction for dividends paid for 2011.  The amount of these deficiency dividends could be as much as $2,700,000, and the Company would be required to pay an interest-like penalty to the IRS based on this amount, which it has estimated to be $405,000.  The interest-like penalty has been accrued and is included in other expense for the year ended December 31, 2014.

The Company is seeking a private letter ruling (a “PLR”) from the IRS to the effect that such deficiency dividends can be satisfied via a distribution comprised, at the option of the stockholders, of either cash and/or common stock, where the cash is no less than 20% of the entire distribution.  There are no assurances that the PLR will be granted.

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

Osceola Village Contingencies

In connection with the acquisition financing on Osceola Village, the Company through its subsidiary, granted a lender a profit participation in the Osceola Village property equal to 25% of the net profits received by the Company upon the sale of the property (the “Profit Participation Payment”). Net profits are calculated as (1) the gross proceeds received by the Company upon a sale of the property in an arm’s-length transaction at market rates to third-parties; less (2) the sum of (a) principal repaid to the lender out of such sales proceeds at the time of such sale; (b) all bona fide closing costs and similar expenses provided that all such closing costs and similar expenses are paid to third-parties, unaffiliated with the Company including, without limitation, reasonable brokerage fees and reasonable attorneys’ fees paid to third-parties, unaffiliated with the Company and incurred by the Company in connection with the sale; and (c) a stipulated amount of $3,200,000. If for any reason consummation of such sale has not occurred on or before the scheduled maturity date or any earlier foreclosure of the underlying mortgage loan secured by the property, the Company shall be deemed to have sold the property as of the business day immediately preceding the mortgage loan maturity date or the filing date of the foreclosure action, whichever is applicable, for an amount equal to a stipulated sales price and shall pay the lender the Profit Participation Payment. In the event the underlying mortgage loan is prepaid, the Company shall also be required to immediately pay the Profit Participation Payment based upon a deemed sale of the property for a stipulated sales price. Based on the profit participation language in the loan documents, and discussions with the lender as to the application of those provisions to the sale of the property to SGO Retail Acquisition Venture, LLC, as referenced in Note 14. “Subsequent Events”, the Company recorded interest expense and a corresponding liability in the amount of $750,000 for management’s current estimate of potential Profit Participation Payment as of December 31, 2014.

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

Legal Matters

The following disclosure summarizes material pending legal proceedings to which we are a party, as well as material legal proceedings that terminated during the three months ended December 31, 2014.

Litigation Concerning Termination of Property Management Agreements

On or about September 9, 2013, TNP Property Manager, LLC (“TNP Property Manager”), the Company’s former property manager, commenced a civil action in the Superior Court of the State of California for Orange County against Glenborough and the Company. The Company was not served until October 15, 2013. The complaint related to the termination by the Company of the property management agreements between TNP Property Manager and the subsidiaries of the Company that own the various real estate projects in the Company’s portfolio and the selection of Glenborough to act as the Company’s new property manager. TNP Property Manager alleged that there was no valid basis for the Company to terminate the property management agreements and that the Company was in breach of the agreements. In addition, the TNP Property Manager accused Glenborough of “intentional interference with economic relationship.” From the Company, TNP Property Manager sought an award of compensatory damages in the amount of at least $5 million. From Glenborough, TNP Property Manager sought an award of compensatory damages in the amount of at least $5 million, an award of punitive damages in an unspecified amount, and equitable relief. Glenborough submitted a request for indemnification to the Company, and the Company agreed to advance Glenborough’s litigation expenses pursuant to the indemnification provision in the Company’s Consulting Agreement with Glenborough. On November 8, 2013, the Company filed a demurrer, seeking dismissal of the complaint on the grounds that the Company was not a proper defendant because it was not a party to the agreements in question and that, in any event, the agreements contained mandatory arbitration provisions. On January 28, 2014, TNP Property Manager filed a notice stating that it did not oppose the demurrer but requesting leave to amend its complaint. On March 17, 2014, the Court granted the demurrer and granted TNP Property Manager leave to amend its complaint. On April 9, 2014, rather than amend its complaint, TNP Property Manager dismissed the action as against the Company. On or about September 23, 2014, the parties entered into a binding agreement to settle their dispute. A payment of Three Hundred Thousand Dollars ($300,000) was made to TNP Property Manager on behalf of Glenborough. As a result of the fact that it was contractually obligated to indemnify Glenborough for its litigation expenses in the litigation, the Company funded this payment. In return for the payment, the Company, Glenborough and their affiliates received a general release from TNP Property Manager and its affiliates (including Anthony W. Thompson) that covers all claims except claims arising out of the securities litigation described below. TNP Property Manager subsequently dismissed the action with prejudice.

Securities Litigation

On or about September 23, 2013, a civil action captioned Stephen Drews v. TNP Strategic Retail Trust, Inc., et al., SA-CV-13-1488-PA-DFMx, was commenced in the United States District Court for the Central District of California. The named defendants were the Company, various of its present or former officers and directors, including Anthony W. Thompson, and several entities controlled by Mr. Thompson. The plaintiff alleged that he invested in connection with the initial public offering of the Company’s shares (the “IPO”) and purported to represent a class consisting of all persons who invested in connection with the IPO between September 23, 2010 and February 7, 2013. The plaintiff alleged that the Company and all of the individual defendants violated Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) because the offering materials used in connection with the IPO allegedly failed to disclose financial difficulties that Mr. Thompson and the entities controlled by him were experiencing. Additional claims under the Securities Act were asserted against Mr. Thompson, the entities controlled by Mr. Thompson and the other individual defendants who were employees of Mr. Thompson. The complaint sought a class-wide award of damages in an unspecified amount. On October 22, 2013, the plaintiff filed a notice of voluntary dismissal without prejudice. On October 23, 2013, a virtually identical complaint was filed in the United States District Court for the Northern District of California, asserting the same claims against the same defendants. The only material difference was that an additional plaintiff was added. Like the original plaintiff, the additional plaintiff alleges that he invested in connection with the IPO. The new action is captioned Lewis Booth, et al. v. Strategic Realty Trust, Inc., et al., CV-13-4921-JST. On January 27, 2014, the Court entered an order appointing lead plaintiffs and lead plaintiffs’ counsel. On March 13, 2014, the plaintiffs filed an amended complaint. The amended complaint contains the same claims as the original complaint and adds additional common law claims, including claims that the Company’s directors breached their fiduciary duties, and that the Company and its directors have been unjustly enriched. On April 28, 2014, the Company and the individual defendants other than Mr. Thompson or employees of Mr. Thompson moved to dismiss the amended complaint. On July 29, 2014, the Court granted the motion in part and denied the motion in part. Specifically, the Court dismissed the claim for breach of fiduciary duty with leave to amend and dismissed the claim for unjust enrichment with prejudice. On July 31, 2014, the plaintiffs advised the Court that they did not intend to amend their pleading to re-assert the claim for breach of fiduciary duty. On or about January 16, 2015, the parties reached an agreement in principle to settle the case on a class-wide basis, subject to approval by the Court, with the settlement to be funded entirely by the Company’s insurers. Accordingly, no accrual for a settlement amount has been recorded at December 31, 2014. The settlement has not yet been embodied in a definitive settlement agreement. There can be no assurance that the settlement will be embodied in a definitive settlement agreement or, if it is, that the settlement will be approved by the Court. In the event that the proposed settlement is not consummated, the Company believes that the claims brought against the Company and the individual defendants other than Mr. Thompson or employees of Mr. Thompson are without merit and intends to defend the action vigorously.

14. SUBSEQUENT EVENTS

Distributions

On January 30, 2015, the Company paid a fourth quarter distribution in the amount of $0.06 per share to stockholders of record as of December 31, 2014, totaling $684,000.

On March 25, 2015, the Company declared a quarterly distribution in the amount of $0.06 per share on our outstanding common shares, payable to stockholders of record as of March 31, 2015. This distribution will be paid on April 30, 2015.

Oaktree Joint Venture

Entry into Joint Venture Agreement

On March 11, 2015, the Company, through a wholly owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisition Venture, LLC (the “Joint Venture Agreement”) to form a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P. (“Oaktree”), and GLB SGO, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (“GPP” and together with the Company and Oaktree, the “Members”). GPP is an affiliate of Glenborough and an affiliate of our Advisor.

The Joint Venture Agreement provides for the ownership and operation of SGO Retail Acquisition Venture, LLC (the “Joint Venture”), in which the Company owns a 19% interest, GPP owns a 1% interest, and Oaktree owns an 80% interest. In exchange for ownership in the Joint Venture, the Company contributed $4.5 million to the Joint Venture, which amount was credited against its sale of the Initial Properties (as defined below) to the Joint Venture (as described below), GPP contributed $0.2 million to the Joint Venture, and Oaktree contributed $19.1 million to the Joint Venture. The Company advanced $7.0 million to Oaktree to finance Oaktree’s capital contribution to the Joint Venture in exchange for a recourse demand note from Oaktree at a rate of 7% interest. The Company has the right to call back the advanced funds upon 12 days written notice. The Company’s intention is to deploy the cash proceeds of this transaction into future acquisitions. The Company negotiated for this loan structure in order to maximize short-term returns and minimize short-term dilution related to the use of the Joint Venture proceeds pending their reinvestment.

Pursuant to the Joint Venture Agreement, GPP will manage and conduct the day-to-day operations and affairs of the Joint Venture, subject to certain major decisions set forth in the Joint Venture Agreement that require the consent of at least two members, one of whom must be Oaktree. Income, losses and distributions will generally be allocated based on the members’ respective ownership interests. Additionally, in certain circumstances described in the Joint Venture Agreement, the members may be required to make additional capital contributions to the Joint Venture, in proportion to the members’ respective ownership interests.

Pursuant to the Joint Venture Agreement, the Joint Venture will pay GPP a monthly asset management fee equal to a percentage of the aggregate investment value of the property owned by the Joint Venture in the preceding month. In addition, if Oaktree has received a 12% internal rate of return on its capital contribution, then promptly following the sale of the last of the Initial Properties, the Joint Venture will pay GPP a disposition fee equal to one percent of the aggregate net sales proceeds received by the Joint Venture from the sales of the Initial Properties.

The Joint Venture will make distributions of net cash flow to the Members no less than quarterly, if appropriate. Distributions will be pro rata to the Members in proportion to their respective ownership interests in the Joint Venture until the Members have received a 12% internal rate of return on their capital contribution. Thereafter distributions will be 5% to the Company, 5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each Member’s respective ownership interests in the Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 17% internal rate of return on its capital contribution and a 1.5 equity multiple on its capital contribution. Distributions will then be 12.5% to the Company, 5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each Member’s respective ownership interests in the Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 22% internal rate of return on its capital contribution and a 1.75 equity multiple on its capital contribution (the “Promoted Returns”). Distributions will then be 20% to the Company, 5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each Member’s respective ownership interests in the Joint Venture. The portion of the Promoted Returns payable to GPP are referred to herein as the “GPP Incentive Fee.” The portion of the Promoted Returns payable to the Company are referred to herein as our “Earn Out.” As a part of the negotiations for the Joint Venture, Glenborough agreed to reduce certain property management and related charges payable by the Joint Venture from levels that were in place for these assets when held by the Company; the GPP Incentive Fee was implemented in order to provide GPP and its affiliates with an opportunity to recoup those reductions should the Joint Venture assets perform well financially.

The Joint Venture structure, as originally discussed between Oaktree and the Company, contemplated that the Company would be a 20% participant in the Joint Venture and that the Company or one of our subsidiaries would serve as managing member of the Joint Venture. Under that proposed structure, Oaktree required that it have the right to restrict the Company’s ability to terminate its Advisor during the term of the Joint Venture. This was not acceptable to the Company’s board of directors, including all of the independent directors, or Advisor. Further, the Company’s Promoted Returns would be at risk if Glenborough as property manager or Advisor committed certain defaults under the transaction documents, or failed to achieve certain financial results within the Joint Venture. These same triggers could also have resulted in giving Oaktree the right to remove the Company as managing member from the Joint Venture. This would have put the Company at risk of potentially losing the Promoted Returns and its position as managing member of the Joint Venture based on the actions of the Advisor as it managed the day-to-day operations of the Joint Venture on the Company’s behalf. Neither of these provisions were acceptable to the Company’s board of directors, including all of the independent directors, or Advisor; accordingly the Company’s board of directors, including all of the independent directors, endorsed a structure whereby GPP agreed to pay cash to become a 1% managing member, and put that position and the GPP Incentive Fee at risk of removal/forfeiture, while insulating the Company’s 19% position and its Earn Out from those risks, while further permitting the board of directors to retain full discretion over the continued employment of the Company’s Advisor.

Entry into Property Management Agreement

On March 11, 2015, the Joint Venture, through its wholly owned subsidiaries, also entered into a Property Management Agreement with Glenborough (the “Property Management Agreement”), pursuant to which Glenborough will act as the property manager for the Initial Properties and will have responsibility for the day-to-day management, operation and maintenance of the Initial Properties. The initial term of the Property Management Agreement will continue for so long as the Joint Venture owns the Initial Properties and Glenborough owns at least a 0.5% interest in the Joint Venture, and provided that no event of default by Glenborough or any of its affiliates under the Joint Venture Agreement exists and Glenborough has not been removed as the managing member of the Joint Venture pursuant to the Joint Venture Agreement.

Under the Property Management Agreement, Glenborough will receive fees for its services as set forth below:

•	Management fee. Glenborough earns a monthly management fee equal to 3.0% of the gross revenues collected from the operation of each property.

•	Construction management fee. Glenborough earns a construction management fee (on a project-by-project basis) for any construction projects the cumulative cost of which, as defined in the Property Management Agreement, exceed $25,000. The construction management fee is equal to: (i) five percent (5.00%) of the first $300,000 of the cumulative costs; (ii) four percent (4.00%) of the cumulative costs which exceed $300,000 but are less than or equal to $500,000; and (iii) three percent (3.00%) of all cumulative costs in excess of $500,000.

•	Leasing commissions. Glenborough earns leasing commissions equal to: (i) six percent (6%) of base rent for the first one hundred twenty (120) months of the initial term for new leases procured by Glenborough and expansions of existing leases, and (ii) three percent (3%) of base rent for the first one hundred twenty (120) months of the renewal term for extensions and renewals of existing leases. In certain circumstances, pursuant to the Property Management Agreement, if the foregoing leasing commission structure is not the structure that is commonly used in a particular market area where a property is located, then the Joint Venture and Glenborough may use an alternative leasing commission structure that is commonly used in such market area. It is expected that Glenborough will pay out some or all of these leasing commissions to third-party brokers who participate in the leasing process.

Sale of Initial Properties to Joint Venture

On March 11, 2015, as part of the formation of the Joint Venture, the Company, through TNP SRT Osceola Village, LLC, its indirect wholly owned subsidiary, SRT Constitution Trail, LLC, a wholly owned subsidiary of Secured Holdings, and TNP SRT Aurora Commons, LLC, a wholly owned subsidiary of Secured Holdings, entered into a Purchase and Sale Agreement effective March 11, 2015 to sell the multitenant retail property located in Kissimmee, Florida commonly known as the Osceola Village (“Osceola Village”), the retail shopping center development located in Normal, Illinois commonly known as Constitution Trail (“Constitution Trail”), and the multitenant retail center and office property located in Aurora, Ohio commonly known as the Aurora Commons (“Aurora Commons” and together with Osceola Village and Constitution Trail, the “Initial Properties”) to the Joint Venture. At the time of the sale Secured Holdings was jointly owned by the Company’s operating partnership and SRT Manager, an affiliate of Glenborough. Secured Holdings distributed the proceeds of the sale of the Initial Properties to its members. As a result, on March 12, 2015 Secured Holdings paid SRT Manager $2,102,000 in full redemption of its 8.33% membership interest in Secured Holdings.

The closing of the sale was conditioned on the Joint Venture issuing us a 19% membership interest and GPP a 1% membership interest in the Joint Venture. The cash sale price for the Initial Properties was $22.0 million for Osceola Village, $23.1 million for Constitution Trail, and $8.5 million for Aurora Commons. Gross proceeds from the sale totaled $53.6 million of which $36.3 million was used to pay off the notes payable balances associated with the Initial Properties, and $4.5 million used as the Company’s capital contribution to the Joint Venture.  As discussed above, another $7.0 million was loaned to Oaktree on a short-term demand note basis to enhance the Company’s short-term returns related to the proceeds of the Joint Venture, and the note receivable asset and the remaining net proceeds, after the payment of closing costs and expenses, of $3.8 million are available to the Company as working capital and/or the possible acquisition of additional real estate assets.

Strategic Realty Trust, Inc. and Subsidiaries

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED

DEPRECIATION

December 31, 2014

		Initial Cost to Company			Gross Amount at Which Carried at Close of Period					Life on which Depreciation in Latest
	Encumbrances	Land	Building & Improvements	Cost Capitalized Subsequent to Acquisition (1)	Land	Building & Improvements	Total (2)	Accumulated Depreciation	Acquisition Date	Statement of Operations is Computed
Moreno Marketplace	$9,132,000	$3,080,000	$6,780,000	$588,000	$3,080,000	$7,368,000	$10,448,000	$(1,471,000)	11/19/2009	44 years
Northgate Plaza	6,219,000	3,799,000	3,302,000	218,000	3,799,000	3,520,000	7,319,000	(1,050,000)	7/6/2010	20 years
Pinehurst Square East	10,028,000	3,270,000	10,450,000	346,000	3,270,000	10,796,000	14,066,000	(1,370,000)	5/26/2011	45 years
Cochran Bypass	1,537,000	776,000	1,480,000	31,000	776,000	1,511,000	2,287,000	(288,000)	7/14/2011	25 years
Topaz Marketplace	7,882,000	2,120,000	10,724,000	(1,511,000)	1,900,000	9,433,000	11,333,000	(912,000)	9/23/2011	48 years
Osceola Village	17,355,000	6,497,000	13,400,000	(1,864,000)	5,633,000	12,400,000	18,033,000	(1,522,000)	10/11/2011	37 years
Constitution Trail	13,894,000	9,301,000	13,806,000	(1,731,000)	8,220,000	13,156,000	21,376,000	(1,770,000)	10/21/2011	44 years
Summit Point	12,035,000	3,139,000	13,506,000	1,000	3,178,000	13,468,000	16,646,000	(1,543,000)	12/21/2011	38 years
Morningside Marketplace	8,771,000	6,515,000	9,936,000	(5,409,000)	2,339,000	8,703,000	11,042,000	(1,040,000)	1/9/2012	42 years
Woodland West Marketplace	9,838,000	2,376,000	10,494,000	617,000	2,449,000	11,038,000	13,487,000	(1,517,000)	2/3/2012	30 years
Ensenada Square	3,041,000	1,015,000	3,822,000	131,000	1,015,000	3,953,000	4,968,000	(557,000)	2/27/2012	25 years
Shops at Turkey Creek	2,752,000	1,416,000	2,398,000	(131,000)	1,416,000	2,267,000	3,683,000	(218,000)	3/12/2012	45 years
Aurora Commons	5,120,000	1,120,000	5,254,000	(32,000)	1,130,000	5,212,000	6,342,000	(886,000)	3/20/2012	20 years
Florissant Marketplace	9,004,000	2,817,000	12,273,000	(10,000)	2,817,000	12,263,000	15,080,000	(1,808,000)	5/16/2012	25 years
Bloomingdale Hills	5,540,000	4,718,000	5,196,000	(19,000)	4,718,000	5,177,000	9,895,000	(765,000)	6/18/2012	34 years
Total	$122,148,000	$51,959,000	$122,821,000	$(8,775,000)	$45,740,000	$120,265,000	$166,005,000	$(16,717,000)

(1)	The cost capitalized subsequent to acquisition may include negative balances resulting from the write-off and impairment of real estate assets, and parcel sales.

(2)	The aggregate net tax basis of land and buildings for federal income tax purposes is $168,896,000.

See accompanying report of independent registered public accounting firm.

S-1

	For the Years Ended December 31,
	2014	2013
Real Estate:
Balance at the beginning of the year	$174,135,000	$234,998,000
Acquisitions	-	-
Improvements	1,356,000	81,000
Dispositions	(22,613,000)	(44,849,000)
Impairment	(3,900,000)	-
Balances associated with changes in reporting presentation (1)	17,027,000	(16,095,000)
Balance at the end of the year	$166,005,000	$174,135,000

Accumulated Depreciation:
Balance at the beginning of the year	$12,009,000	$7,992,000
Depreciation expense	5,546,000	7,226,000
Dispositions	(839,000)	(1,950,000)
Balances associated with changes in reporting presentation (1)	1,000	(1,259,000)
Balance at the end of the year	$16,717,000	$12,009,000

(1)	The balances associated with changes in reporting presentation represent real estate and accumulated depreciation reclassified as assets held for sale.

See accompanying report of independent registered public accounting firm.

S-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2015.

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

Signature	Title(s)	Date

/s/ Todd A. Spitzer Todd A. Spitzer	Chairman of the Board	March 27, 2015

/s/ Andrew Batinovich Andrew Batinovich	Chief Executive Officer (Principal Executive Officer)	March 27, 2015

/s/ Terri Garnick Terri Garnick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2015

/s/ Phillip I. Levin Phillip I. Levin	Director	March 27, 2015

/s/ Jeffrey S. Rogers Jeffrey S. Rogers	Director	March 27, 2015

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975))
3.1.2	Articles of Amendment, dated August 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)
3.1.3	Articles Supplementary, dated November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2013)
3.1.4	Articles Supplementary, dated January 22, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
10.1	Settlement Agreement by and among Strategic Realty Trust, Inc., Glenborough Property Partners, LLC and the SRT Shareholders Coalition, dated January 22, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
10.2	First Amendment to the Advisory Agreement, dated July 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2014)
10.3	Amended and Restated Revolving Credit Agreement, dated August 4, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014)
10.4	Amended and Restated Guaranty Agreement, dated August 4, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014)
10.5	Amended and Restated Revolving Credit Note, dated August 4, 2014 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2014)
21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document