Form 10-Q
period 2015-03-31
Strategic Realty Trust, Inc.
filed 2015-05-14
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 8, 2015, there were 10,969,714 shares of the Registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2015, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014, as filed with the SEC on March 27, 2015 (the “2014 Annual Report on Form 10-K”). The financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Investments in real estate
Land	$30,757,000	$45,740,000
Building and improvements	82,930,000	109,998,000
Tenant improvements	6,553,000	10,267,000
	120,240,000	166,005,000
Accumulated depreciation	(13,428,000)	(16,717,000)
Investments in real estate, net	106,812,000	149,288,000
Cash and cash equivalents	3,965,000	3,211,000
Restricted cash	6,159,000	5,163,000
Prepaid expenses and other assets, net	591,000	1,363,000
Tenant receivables, net	2,496,000	2,678,000
Note receivable	7,000,000	-
Investment in unconsolidated joint venture	4,426,000	-
Lease intangibles, net	8,857,000	13,658,000
Assets held for sale	-	342,000
Deferred financing costs, net	1,428,000	1,788,000
TOTAL ASSETS	$141,734,000	$177,491,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable	$85,485,000	$122,148,000
Accounts payable and accrued expenses	1,880,000	2,516,000
Amounts due to affiliates	63,000	1,000
Other liabilities	1,966,000	1,767,000
Below market lease intangibles, net	5,346,000	5,541,000
Deferred gain on sale of properties to unconsolidated joint venture	1,202,000	-
TOTAL LIABILITIES	95,942,000	131,973,000
Commitments and contingencies (Note 13)
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized, 10,969,714 issued and outstanding at March 31, 2015 and at December 31, 2014	110,000	110,000
Additional paid-in capital	96,279,000	96,279,000
Accumulated deficit	(52,248,000)	(54,451,000)
Total stockholders' equity	44,141,000	41,938,000
Non-controlling interests	1,651,000	3,580,000
TOTAL EQUITY	45,792,000	45,518,000
TOTAL LIABILITIES AND EQUITY	$141,734,000	$177,491,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Rental and reimbursements	$4,804,000	$5,311,000
Expense:
Operating and maintenance	1,775,000	1,918,000
General and administrative	766,000	1,360,000
Depreciation and amortization	1,868,000	1,990,000
Interest expense	1,694,000	2,219,000
	6,103,000	7,487,000
Operating loss	(1,299,000)	(2,176,000)

Other income (loss):
Equity in loss of unconsolidated joint venture	(129,000)	-
Gain on disposal of real estate	4,783,000	-
Loss on extinguishment of debt	(233,000)	-
Income (loss) from continuing operations	3,122,000	(2,176,000)

Discontinued operations:
Loss from discontinued operations	-	(14,000)
Gain on disposal of real estate	-	3,192,000
Income from discontinued operations	-	3,178,000

Net income	3,122,000	1,002,000
Net income attributable to non-controlling interests	261,000	400,000
Net income attributable to common stockholders	$2,861,000	$602,000

Basic earnings (loss) per common share:
Continuing operations	$0.26	$(0.19)
Discontinued operations	-	0.25
Net earnings attributable to common shares	$0.26	$0.06

Diluted earnings (loss) per common share:
Continuing operations	$0.25	$(0.19)
Discontinued operations	-	0.24
Net earnings attributable to common shares	$0.25	$0.05

Weighted average shares outstanding used to calculate earnings (loss) per common share:
Basic	10,969,714	10,969,714
Diluted	11,401,510	11,401,510

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					Total
	Number of		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Shares	Par Value	Paid-in Capital	Deficit	Equity	Interests	Equity
BALANCE — December 31, 2014	10,969,714	$110,000	$96,279,000	$(54,451,000)	$41,938,000	$3,580,000	$45,518,000
Redemption of member interests	-	-	-	-	-	(2,102,000)	(2,102,000)
Distributions	-	-	-	(658,000)	(658,000)	(88,000)	(746,000)
Net income	-	-	-	2,861,000	2,861,000	261,000	3,122,000
BALANCE — March 31, 2015	10,969,714	$110,000	$96,279,000	$(52,248,000)	$44,141,000	$1,651,000	$45,792,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$3,122,000	$1,002,000
Adjustments to reconcile net income to net cash used in operating activities:
Net gain on disposal of real estate	(4,783,000)	(3,192,000)
Loss on extinguishment of debt	233,000	-
Equity in loss of unconsolidated joint venture	129,000	-
Straight-line rent	(30,000)	(130,000)
Amortization of deferred costs and notes payable premium/discount	127,000	203,000
Depreciation and amortization	1,868,000	1,990,000
Amortization of above and below-market leases	(15,000)	25,000
Bad debt expense (income)	11,000	(36,000)
Stock-based compensation expense	-	8,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	83,000	(55,000)
Tenant receivables	(227,000)	328,000
Prepaid rent	445,000	(101,000)
Accounts payable and accrued expenses	(635,000)	194,000
Amounts due to affiliates	62,000	(75,000)
Other liabilities	(229,000)	(746,000)
Net change in restricted cash for operational expenditures	(849,000)	113,000
Net cash used in operating activities	(688,000)	(472,000)

Cash flows from investing activities:
Net proceeds from the sale of real estate	53,136,000	20,455,000
Improvements, capital expenditures, and leasing costs	(480,000)	(441,000)
Investment in unconsolidated joint venture	(4,555,000)	-
Issuance of note receivable	(7,000,000)	-
Net change in restricted cash for capital expenditures	(147,000)	(269,000)
Net cash provided by investing activities	40,954,000	19,745,000

Cash flows from financing activities:
Redemption of member interests	(2,102,000)	-
Distributions	(747,000)	(602,000)
Repayment of notes payable	(36,663,000)	(16,605,000)
Net cash used in financing activities	(39,512,000)	(17,207,000)

Net increase in cash and cash equivalents	754,000	2,066,000
Cash and cash equivalents – beginning of period	3,211,000	2,346,000
Cash and cash equivalents – end of period	$3,965,000	$4,412,000

Supplemental disclosure of non-cash investing and financing activities:
Cash distributions declared but not paid	$685,000	$597,000
Cash paid for interest	$2,426,000	$2,085,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock to the public in its primary offering at $10.00 per share and $100,000,000 in shares of its common stock to the Company’s stockholders at $9.50 per share pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. On February 7, 2013, the Company terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP. As of the termination of the Offering on February 7, 2013 and as of March 31, 2015, the Company had accepted subscriptions for, and issued, 10,969,714 shares of common stock (net of share redemptions), including 391,182 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of $108,357,000.

On June 15, 2012, the Company filed a registration statement on Form S-11 with the SEC to register up to $900,000,000 in shares of the Company’s common stock in a follow-on public offering. The Company subsequently determined not to proceed with the follow-on public offering and on March 1, 2013, the Company requested that the SEC withdraw the registration statement for the follow-on public offering, effective immediately. As a result of the termination of the Offering and the withdrawal of the registration statement for the Company’s follow-on public offering, offering proceeds are not currently available to fund the Company’s cash needs, and will not be available unless the Company elects to, and is able to successfully engage in another offering of its securities.

Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P., a Delaware limited partnership (the “OP”). As the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. As of March 31, 2015 and December 31, 2014, the Company owned 96.2% of the limited partnership interest in the OP.

The Company is managed by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”). On July 15, 2014, the advisory agreement with the Advisor (the “Advisory Agreement”) was renewed for an additional twelve months, beginning on August 10, 2014. Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.

The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses, the payment of interest on outstanding indebtedness and the payment of distributions to stockholders. Substantially all of the proceeds of the completed Offering have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of interest, for payment of various fees and expenses, such as acquisition fees and management fees, and for payment of distributions to stockholders.

The Company has invested in a portfolio of income-producing retail properties located throughout the United States, with a focus on grocery anchored multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. As of March 31, 2015, the Company’s portfolio was comprised of 12 properties with approximately 1,060,000 rentable square feet of retail space located in 9 states. As of March 31, 2015, the rentable space at the Company’s retail properties was 90% leased.

On March 11, 2015, the Company formed a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P., and GLB SGO, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (“GPP”). GPP is an affiliate of the Advisor and the Company’s property manager. See Note 4. “Investment in Unconsolidated Joint Venture” for additional information regarding the joint venture.

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

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture and/or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as, whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of March 31, 2015, the Company held an ownership interest in one unconsolidated joint venture (see Note 4. “Investment in Unconsolidated Joint Venture” for additional information).

Non-Controlling Interests

The Company’s non-controlling interests are comprised primarily of the Common Units in the OP and, until its redemption on March 12, 2015, the membership interest in SRT Secured Holdings, LLC (“Secured Holdings”), formerly known as TNP SRT Secured Holdings, LLC, one of the Company’s subsidiaries. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the condensed consolidated financial statements, but separate from common stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) attributable to common stockholders on the condensed consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the condensed consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at March 31, 2015 qualified as permanent equity.

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

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in tenant receivables, net on the condensed consolidated balance sheets, was $1,283,000 and $1,681,000 at March 31, 2015 and December 31, 2014, respectively.

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

Valuation of Accounts Receivables

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Generally, the Company does not obtain security deposits from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of March 31, 2015, Wal-Mart Stores, Inc. is the Company’s largest tenant (by square feet) and accounted for approximately 100,000 square feet, or approximately 11% of the Company’s gross leasable area, and approximately $500,000, or 4%, of the Company’s annual minimum rent. Tenants that accounted for over 5% of the Company’s annual minimum rent were Gold’s Gym, Stater Bros. Markets, and Ralphs. The outstanding receivables for each of the tenants above at March 31, 2015 and December 31, 2014 were as follows:

		Outstanding Tenant Receivables as of:
Tenant	% of Annual Minimum Rent	March 31, 2015	December 31, 2014
Wal-Mart Stores, Inc.	4%	$24,000	$-
Gold's Gym	6%	-	3,000
Stater Bros. Markets	7%	14,000	-
Ralphs	7%	22,000	31,000
Total		$60,000	$34,000

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

Tenant improvement costs recorded as capital assets are depreciated over the tenant’s remaining lease term which the Company has determined approximates the useful life of the improvement.

Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized.

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures, property sale capitalization rates, and expected holding period of the property. For the three months ended March 31, 2015 and 2014, the Company did not record any impairment losses. See Note 8. “Fair Value Disclosures” for additional information regarding impairment loss.

Assets Held for Sale and Discontinued Operations

When certain criteria are met, long-lived assets are classified as held for sale and are reported at the lower of their carrying value or their fair value, less costs to sell, and are no longer depreciated. For property sales prior to May 1, 2014, discontinued operations is a component of an entity that has either been disposed of or is deemed to be held for sale and (i) the operations and cash flows of the component have been eliminated from ongoing operations as a result of the disposal transaction and (ii) the entity does not have any significant continuing involvement in the operations of the component after the disposal transaction. For property sales on or after May 1, 2014, a disposal of a component of an entity is required to be reported as discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.

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

When available, the Company utilizes quoted market prices or other observable inputs (Level 2 inputs), such as interest rates or yield curves, from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to use significant judgment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for an asset owned by it to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets; or (ii) a present value technique that considers the future cash flows based on contractual obligations discounted by observed or estimated market rates of comparable liabilities. The use of contractual cash flows with regard to amount and timing significantly reduces the judgment applied in arriving at fair value.

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

Reclassification

Assets sold or held for sale have been reclassified on the condensed consolidated balance sheets. For operating properties sold prior to May 1, 2014, the related operating results have been reclassified from continuing to discontinued operations on the condensed consolidated statements of operations. For operating properties sold on or after May 1, 2014, the related operating results remain in continuing operations on the condensed consolidated statements of operations unless the sold properties represent a strategic shift that have had (or will have) a major effect on the Company’s operations and financial results.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. ASU No. 2014-09 is effective for annual periods beginning on or after December 15, 2017, and early adoption is not permitted. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. ASU No. 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate for each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires reporting entities to present debt issuance costs related to a note as a direct deduction from the face amount of that note presented in the balance sheet. ASU 2015-03 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments in the ASU retrospectively to all prior periods. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

3. REAL ESTATE INVESTMENTS

The Company did not have any property acquisitions for the three months ended March 31, 2015 and 2014. On March 11, 2015, the Company sold the following three properties for the aggregate gross sales price of $53.6 million:

Property	Location	Acquisition Date	Gross Sales Price	Original Purchase Price
Osceola Village	Kissimmee, Florida	10/11/2011	$22,000,000	$21,800,000	(1)
Constitution Trail	Normal, Illinois	10/21/2011	23,100,000	18,000,000
Aurora Commons	Aurora, Ohio	3/20/2012	8,500,000	7,000,000
Total			$53,600,000	$46,800,000

(1) The original purchase price for Osceola Village included an additional pad which was sold prior to this transaction.

The sale of the three properties did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and, as a result, was not included in discontinued operations for the three months ended March 31, 2015. The Company’s consolidated statements of operations include net operating losses of approximately $289,000 and $493,000 for the three months ended March 31, 2015 and 2014, respectively, relating to the results of operations for the three sold properties.

The sale was completed in connection with the formation of the joint venture as defined and further described in Note 4. “Investment in Unconsolidated Joint Venture.” The three properties were sold to the joint venture, and the closing of the sale was conditioned on the Company receiving a 19% membership interest in the joint venture. In exchange for this 19% membership interest, the Company contributed $4.5 million to the joint venture, which amount was credited against the Company’s sale of the three properties to the joint venture. Of the net sales proceeds from the sale of the three properties, $36.4 million was used by the Company to retire the debt associated with the sold properties.

Pro Forma Financial Information

The pro forma financial information below is based upon the Company’s historical condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, adjusted to give effect to the above sales transactions as if they had been completed at the beginning of 2015 and 2014, respectively. The pro forma financial information is presented for information purposes only, and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015 and 2014, respectively, nor does it purport to represent results of operations for future periods.

	(Pro Forma)	(Pro Forma)
	Three Months Ended	Three Months Ended
	March 31, 2015	March 31, 2014

Rental and reimbursement revenues	$3,647,000	$3,988,000
Income (loss) from continuing operations	$3,411,000	$(1,683,000)
Net income	$3,411,000	$6,045,000
Net income attributable to common stockholders	$3,282,000	$5,451,000

Net earnings attributable to common shares - Basic	$0.31	$0.55
Net earnings attributable to common shares - Diluted	$0.30	$0.53

The Company reports operating properties sold in periods prior to May 1, 2014, as discontinued operations. The results of discontinued operations are included as a separate component on the condensed consolidated statements of operations under the caption “Discontinued operations”.

On January 8, 2014, the Company completed the sale of Visalia Marketplace in Visalia, California for a gross sales price of $21.1 million. The Company originally acquired Visalia Marketplace in June 2012 for $19 million. In accordance with the terms of the loan documents with KeyBank at the time of the sale, 80% of the net proceeds from the sale were released from escrow to pay down and reduce the prior line of credit balance with KeyBank. The results of operations related to Visalia Marketplace were classified as discontinued operations for the three months ended March 31, 2014.

The Company did not have any discontinued operations for the three months ended March 31, 2015. The components of income and expense relating to discontinued operations for the three months ended March 31, 2014, are shown below.

Three Months Ended March 31,
2014
Revenues from rental property	$59,000
Rental property expenses	61,000
Depreciation and amortization expenses	-
Transaction expenses	-
Interest expense	12,000
Operating loss from discontinued operations	(14,000)
Gain on disposal of real estate	3,192,000
Income from discontinued operations	$3,178,000

The Company did not have any assets held for sale at March 31, 2015. On November 21, 2014, the Company entered into a sales contract with a buyer to purchase an undeveloped parcel at Osceola Village in Kissimmee, Florida. The gross sales price was $875,000, and the sale was expected to close in May 2015. Subsequently, as noted above, on March 11, 2015, the entire Osceola Village property was sold to the joint venture. The land value associated with the parcel was classified as held for sale at December 31, 2014, and the major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets at December 31, 2014 were as follows:

December 31, 2014
ASSETS
Investments in real estate
Land	$342,000
Building and improvements	-
Tenant improvements	-
Investments in real estate, net	342,000
Assets held for sale	$342,000
LIABILITIES
Liabilities related to assets held for sale	$-

Amounts above were presented at their carrying value which the Company believed to be lower than their estimated fair value less costs to sell.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

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

The Joint Venture Agreement provides for the ownership and operation of SGO Retail Acquisition Venture, LLC (the “Joint Venture”), in which the Company owns a 19% interest, GPP owns a 1% interest, and Oaktree owns an 80% interest. In exchange for ownership in the Joint Venture, the Company contributed $4.5 million to the Joint Venture, which amount was credited against its sale of the Initial Properties (as defined below) to the Joint Venture (as described below), GPP contributed $0.2 million to the Joint Venture, and Oaktree contributed $19.1 million to the Joint Venture. The Company advanced $7.0 million to Oaktree to finance a portion of Oaktree’s capital contribution to the Joint Venture in exchange for a recourse demand note from Oaktree at a rate of 7% interest. The Company has the right to call back the advanced funds upon 12 days written notice.

Sale of Initial Properties to Joint Venture

On March 11, 2015, as part of the formation of the Joint Venture, the Company, through TNP SRT Osceola Village, LLC, its indirect wholly owned subsidiary, SRT Constitution Trail, LLC, a wholly owned subsidiary of Secured Holdings, and TNP SRT Aurora Commons, LLC, a wholly owned subsidiary of Secured Holdings, entered into a Purchase and Sale Agreement effective March 11, 2015 to sell the multitenant retail property located in Kissimmee, Florida commonly known as the Osceola Village (“Osceola Village”), the retail shopping center development located in Normal, Illinois commonly known as Constitution Trail (“Constitution Trail”), and the multitenant retail center and office property located in Aurora, Ohio commonly known as the Aurora Commons (“Aurora Commons” and together with Osceola Village and Constitution Trail, the “Initial Properties”) to the Joint Venture. At the time of the sale Secured Holdings was jointly owned by the OP and SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough. Secured Holdings distributed the proceeds of the sale of the Initial Properties to its members. As a result, on March 12, 2015 Secured Holdings paid SRT Manager approximately $2.1 million in full redemption of its 8.33% membership interest in Secured Holdings.

The closing of the sale was conditioned on the Joint Venture issuing the Company a 19% membership interest and GPP a 1% membership interest in the Joint Venture. The cash sale price for the Initial Properties was $22.0 million for Osceola Village, $23.1 million for Constitution Trail, and $8.5 million for Aurora Commons. Gross proceeds from the sale totaled $53.6 million of which $36.4 million was used to retire the notes payable balances associated with the Initial Properties, and $4.5 million was credited against the Company’s sale of the Initial Properties to the Joint Venture and served as the Company’s capital contribution to the Joint Venture.  As discussed above, another $7.0 million was loaned to Oaktree on a short-term demand note basis to enhance the Company’s short-term returns related to the proceeds of the Joint Venture, and the note receivable asset and the remaining net proceeds, after the payment of closing costs and expenses, of $3.8 million are available to the Company as working capital and/or the possible acquisition of additional real estate assets.

Due to the related party membership interests in the Joint Venture, the sale of the Initial Properties is considered a partial sale in accordance with Accounting Standards Codification (“ASC”) 360-20 Subtopic, Property, Plant, and Equipment – Real Estate Sales. The related party interests consist of the Company’s 19% and GPP’s 1% membership interests in the Joint Venture. As a result, the Company deferred $1.2 million, representing 20%, of the total realized gain from the sale of the Initial Properties to the Joint Venture.

Accounting for Investment in Unconsolidated Joint Venture

The Company evaluated its investment in the Joint Venture and deemed that requirements for consolidation were not met. As such, the Company accounts for its investment in the Joint Venture under the equity method of accounting. Under the equity method of accounting, the Company records its initial investment in the Joint Venture at cost and subsequently adjusts cost for the Company’s share of Joint Venture income or loss and cash contributions and distributions each period.

The following table summarizes the Company’s investment in unconsolidated joint ventures as of March 31, 2015 and December 31, 2014:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
SGO Retail Acquisition Venture, LLC	3/11/2015	19%	n/a	$4,426,000	n/a
Total				$4,426,000	n/a

5. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2015, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 21 years with a weighted-average remaining term (excluding options to extend) of six years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled $327,000 and $437,000 as of March 31, 2015 and December 31, 2014, respectively.

As of March 31, 2015, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

April 1 through December 31, 2015	$10,898,000
2016	10,016,000
2017	8,817,000
2018	7,494,000
2019	6,560,000
Thereafter	24,809,000
Total	$68,594,000

6. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of March 31, 2015 and December 31, 2014, the Company’s acquired lease intangibles and below-market lease liabilities were as follows:

	Lease Intangibles		Below-Market Lease Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Cost	$14,454,000	$20,898,000	$(6,742,000)	$(6,991,000)
Accumulated amortization	(5,597,000)	(7,240,000)	1,396,000	1,450,000
Total	$8,857,000	$13,658,000	$(5,346,000)	$(5,541,000)

Increases (decreases) in net income (loss) as a result of amortization of the Company’s lease intangibles and below-market lease liabilities for the three months ended March 31, 2015 and 2014, were as follows:

	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Amortization	$(593,000)	$(739,000)	$117,000	$133,000

7. NOTES PAYABLE

As of March 31, 2015 and December 31, 2014, the Company’s notes payable consisted of the following:

	Principal Balance		Interest Rates At
	March 31, 2015	December 31, 2014	March 31, 2015
KeyBank credit facility	$-	$19,014,000	n/a
Secured term loans	56,928,000	57,116,000	5.10% - 5.93%
Mortgage loans	27,307,000	44,768,000	4.50% - 5.88%
Unsecured loans	1,250,000	1,250,000	8.00%
Total	$85,485,000	$122,148,000

During the three months ended March 31, 2015 and 2014, the Company incurred $1,694,000 and $2,219,000, respectively, of interest expense, which included the amortization of deferred financing costs of $162,000 and $203,000, respectively.

As of March 31, 2015 and December 31, 2014, interest expense payable was $420,000 and $1,080,000, respectively.

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of March 31, 2015:

Amount
April 1 through December 31, 2015	$2,259,000
2016	1,424,000
2017	52,888,000
2018	639,000
2019	23,528,000
Thereafter	4,747,000
Total	$85,485,000

KeyBank Amended and Restated Credit Facility Agreement

In connection with the sale of Constitution Trail and Aurora Commons to the Joint Venture on March 11, 2015 (see Note 4. “Investment in Unconsolidated Joint Venture”), the Company used a portion of the net sale proceeds to pay off the entire $19 million outstanding balance under the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank. The Company will maintain the Amended and Restated Credit Facility for future cash needs.

Prior to the pay off, on August 4, 2014, the Company entered into the Amended and Restated Credit Facility with KeyBank to amend and restate an original 2010 Credit Facility (defined below) in its entirety and to establish a revolving credit facility with an initial maximum aggregate commitment of $30 million (as adjusted, the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, the Company may request that the Facility Amount be increased to a maximum of $60 million. The Amended and Restated Credit Facility was initially secured by the San Jacinto Esplanade, Aurora Commons and Constitution Trail properties.

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

On August 4, 2014, as required by the Amended and Restated Credit Facility, the OP contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owned the Constitution Trail property, to Secured Holdings (the “Constitution Transaction”) for additional membership interests in Secured Holdings. At the time, Secured Holdings was jointly owned by the OP and SRT Manager. Prior to the Constitution Transaction, the OP owned 88% of the membership interests in Secured Holdings and SRT Manager owned 12% of the membership interests in Secured Holdings. Following the Constitution Transaction, the OP owned 91.67% of the membership interests in Secured Holdings, and SRT Manager owned 8.33% of the membership interests in Secured Holdings which was derived based on the fair value of the properties as of the date of the contribution. Subsequently, Secured Holdings paid SRT Manager approximately $2.1 million in full redemption of SRT Manager’s 8.33% membership interest in Secured Holdings.

In connection with the Constitution Transaction, the entire outstanding notes payable balance due to Constitution Trail’s prior lender was fully paid, and Constitution Trail’s remaining $295,000 in unamortized deferred financing costs was written off. The new outstanding principal balance of the Amended and Restated Credit Facility was $20.8 million, as of August 4, 2014.

The original line of credit was entered into on December 17, 2010 between the Company, through its subsidiary, Secured Holdings, and KeyBank (and certain other lenders, collectively, the “Lenders”) to establish a secured revolving credit facility with an initial maximum aggregate commitment of $35 million (the “2010 Credit Facility”). On August 4, 2014, the 2010 Credit Facility was replaced by the Amended and Restated Credit Facility, and there were no remaining unamortized deferred financing costs associated with the 2010 Credit Facility at that time.

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

The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of March 31, 2015 and December 31, 2014:

March 31, 2015	Carrying Value (1)	Fair Value (2)
Notes Payable	$85,485,000	$86,855,000

December 31, 2014	Carrying Value (1)	Fair Value (2)
Notes Payable	$122,148,000	$123,511,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of March 31, 2015 and December 31, 2014.

(2)	The estimated fair value of the notes payable is based upon the indicative market prices of the Company’s notes payable based on prevailing market interest rates.

9. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. On October 16, 2008, the Company issued 22,222 shares of common stock to TNP LLC for an aggregate purchase price of $200,000. As of December 31, 2013, Sharon D. Thompson, the spouse of Anthony W. Thompson, the Company’s former co-chief executive officer and former president, independently owned 111,111 shares of the Company’s common stock for which she paid an aggregate purchase price of $1 million and TNP LLC, which is controlled by Mr. Thompson, owned 22,222 shares of the Company’s common stock. On January 24, 2014, GPP purchased both the 22,222 and 111,111 shares of the Company from TNP LLC and Sharon D. Thompson, respectively, for $8.00 per share. The share purchase transaction was part of a larger settlement of issues relating to the 2013 annual meeting proxy contest, and was not considered an arm’s length transaction. Therefore, the share purchase price may not reflect a market price or value for such securities.

On February 7, 2013, the Company terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP. As of the termination of the Offering on February 7, 2013, the Company had accepted subscriptions for, and issued, 10,969,714 shares of common stock (net of share redemptions), including 391,182 shares of common stock pursuant to the DRIP, resulting in gross offering proceeds of approximately $108.4 million.

Common Units

The Company’s prior advisor, TNP Strategic Retail Advisor, LLC, invested $1,000 in the OP in exchange for Common Units of the OP which were sold to GPP on January 24, 2014. On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property located in Bismarck, North Dakota, the OP issued 287,472 Common Units to certain of the sellers of Pinehurst Square East who elected to receive Common Units for an aggregate value of approximately $2.6 million, or $9.00 per Common Unit. On March 12, 2012, in connection with the acquisition of Turkey Creek, a retail property located in Knoxville, Tennessee, the OP issued 144,324 Common Units to certain of the sellers of Turkey Creek who elected to receive Common Units for an aggregate value of approximately $1.4 million, or $9.50 per Common Unit.

Member Interests

On July 9, 2013, SRT Manager made a cash investment of approximately $1.9 million in Secured Holdings pursuant to a Membership Interest Purchase Agreement by and among the Company, SRT Manager, Secured Holdings, and the OP, which resulted in SRT Manager owning a 12% membership interest in Secured Holdings and the OP owning the remaining 88% membership interest in Secured Holdings. The Company’s independent directors negotiated and approved the transaction in order to help enable the Company to meet its short-term liquidity needs for operations, as well as to build working capital for future operations. Following the Constitution Transaction on August 4, 2014 (see Note 7. “Notes Payable”), the OP owned a 91.67% membership interest in Secured Holdings and SRT Manager owned a 8.33% membership interest in Secured Holdings. In connection with the sale of Secured Holding’s two properties to the Joint Venture (see Note 4. “Investment in Unconsolidated Joint Venture”), Secured Holdings paid SRT Manager approximately $2.1 million in full redemption of the then current value of its remaining 8.33% membership interest in Secured Holdings.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of March 31, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

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

Effective January 15, 2013, the Company suspended its share redemption program, including redemptions upon death and disability, and the Company did not redeem any common shares under its share redemption program during the three months ended March 31, 2015 and 2014. On April 1, 2015, the board of directors of the Company approved the reinstatement of the share redemption program and adopted an Amended and Restated Share Redemption Program (see Note 14. “Subsequent Events” for a description of the Amended and Restated Share Redemption Program).

Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

Under the terms of the Amended and Restated Credit Facility, the Company may pay distributions to its investors so long as the total amount paid does not exceed 100% of the Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), provided, however, that the Company is not restricted from making any distributions necessary in order to maintain its status as a REIT.  The Company’s board of directors evaluates the Company’s ability to make quarterly distributions based on the Company’s other operational cash needs.

The following tables set forth the distributions declared to the Company’s common stockholders and Common Unit holders for the three months ended March 31, 2015, and the year ended December 31, 2014, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06000	$658,000	$26,000	$684,000
Total				$658,000	$26,000	$684,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05000	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	0.06000	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	0.06000	658,000	26,000	684,000
Fourth Quarter 2014	12/31/2014	1/31/2015	0.06000	658,000	26,000	684,000
Total				$2,522,000	$100,000	$2,622,000

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

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Numerator - basic and diluted
Net income (loss) from continuing operations	$3,122,000	$(2,176,000)
Net (income) loss attributable to non-controlling interests	(261,000)	89,000
Net income (loss) attributable to common shares	2,861,000	(2,087,000)
Net income from discontinued operations	-	3,178,000
Net income attributable to non-controlling interests	-	(489,000)
Net income attributable to common shares	$2,861,000	$602,000
Denominator - basic and diluted
Basic weighted average common shares	10,969,714	10,969,714
Effect of dilutive securities
Common Units (1)	431,796	431,796
Diluted weighted average common shares	11,401,510	11,401,510
Basic earnings (loss) per common share
Net earnings (loss) from continuing operations attributable to common shares	$0.26	$(0.19)
Net earnings from discontinued operations attributable to common shares	-	0.25
Net earnings attributable to common shares	$0.26	$0.06
Diluted earnings (loss) per common share
Net earnings (loss) from continuing operations attributable to common shares	$0.25	$(0.19)
Net earnings from discontinued operations attributable to common shares	-	0.24
Net earnings attributable to common shares	$0.25	$0.05

(1)	Number of convertible Common Units pursuant to the redemption rights outlined in the Company's registration statement on Form S-11.

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

Pursuant to the Company’s Amended and Restated Independent Directors Compensation Plan, which is a sub-plan of the Incentive Award Plan (the “Directors Plan”), the Company granted each of its independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of the $2 million minimum offering amount in the Offering on November 12, 2009. Each new independent director that subsequently joined the board of directors received the initial restricted stock grant on the date he or she joined the board of directors. In addition, until the Company terminated the Offering on February 7, 2013, on the date of each of the Company’s annual stockholders meetings at which an independent director was re-elected to the board of directors, he or she may have received 2,500 shares of restricted stock. The restricted stock vests one-third on the date of grant and one-third on each of the next two anniversaries of the grant date. The restricted stock will become fully vested and non-forfeitable in the event of an independent director’s termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.

For the three months ended March 31, 2014, the Company recognized compensation expense of $8,000 related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2014, all of the compensation expense related to non-vested shares of restricted common stock has been recognized, and there were no restricted stock grants issued during the three months ended March 31, 2015.

12. RELATED PARTY TRANSACTIONS

On July 15, 2014, the Advisory Agreement with the Advisor was renewed for an additional twelve months, beginning on August 10, 2014. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services.

On July 9, 2013, SRT Manager, an affiliate of the Advisor, acquired an initial 12% membership interest in Secured Holdings, the Company’s wholly owned subsidiary. Following the Constitution Transaction on August 4, 2014 (see Note 7. “Notes Payable”), SRT Manager’s membership interests in Secured Holdings decreased to 8.33%, and following the sale of Secured Holding’s two properties to the Joint Venture (see Note 4. “Investment in Unconsolidated Joint Venture”), Secured Holdings paid SRT Manager approximately $2.1 million in full redemption of the then current value of its remaining 8.33% membership interest in Secured Holdings.

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

On March 11, 2015, the Company sold Osceola Village, Constitution Trail, and Aurora Commons for the aggregate gross sales price of $53.6 million. The sale of the three properties was completed in connection with the formation of the Joint Venture as defined and further described in Note 4. “Investment in Unconsolidated Joint Venture.” The three properties were sold to the Joint Venture, and the closing of the sale was conditioned on the Company receiving a 19% membership interest in the Joint Venture. In exchange for this 19% membership interest, the Company contributed $4.5 million to the Joint Venture, which amount was credited against the Company’s sale of the three properties to the Joint Venture. Of the net sales proceeds from the sale of the three properties, $36.4 million was used by the Company to retire the debt associated with the sold properties.

Summary of Related Party Fees

Summarized below are the Advisor related party costs incurred by the Company for the three months ended March 31, 2015 and 2014, respectively, and payable as of March 31, 2015 and December 31, 2014:

Advisor Fees	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
	2015	2014	2015	2014
Expensed
Asset management fees	$320,000	$329,000	$2,000	$-
Property management fees	201,000	216,000	-	-
Disposition fees	525,000	211,000	-	-
Guaranty fees (1)	1,000	5,000	-	1,000
Total	$1,047,000	$761,000	$2,000	$1,000

Capitalized
Leasing commission fees	27,000	33,000	-	-
Legal leasing fees	38,000	25,000	-	-
Construction management fees	5,000	-	-	-
Total	$70,000	$58,000	$-	$-

(1)	The guaranty fees were paid to TNP LLC (see “Guaranty Fees” below for additional information), an affiliate of the prior advisor.

Asset Management Fee

Under the Advisory Agreement, the Advisor is entitled to receive an asset management fee equal to a monthly fee of one-twelfth (1/12th) of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non-cash reserves and depreciation) of all investments the Company owns, including any debt attributable to such investments; or (2) the fair market value of investments (before non-cash reserves and deprecation) if the Company’s board of directors has authorized the estimate of a fair market value of the Company’s investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year. See the Summary of Related Party Fees table above for incurred asset management fees for the three months ended March 31, 2015 and 2014.

Reimbursement of Operating Expenses

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s total operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeded the greater of (1) 2% of its average invested assets (as defined in the Charter); or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Guideline”). The Advisor is required to reimburse the Company quarterly for any amounts by which total operating expenses exceed the 2%/25% Guideline in the previous expense year. The Company will not reimburse the Advisor for any of its personnel costs or other overhead costs except for customary reimbursements for personnel costs under property management agreements entered into between the OP and the Advisor or its affiliates. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Guideline if a majority of the independent directors determine that such excess expenses are justified based on unusual and non-recurring factors.

For the three months ended March 31, 2015 and 2014, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.

Property Management Fee

Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive property management fees calculated at a maximum of up to 4% of the properties’ gross revenue. The property management agreements with Glenborough have been renewed for an additional twelve months, beginning on August 10, 2014. See the Summary of Related Party Fees table above for incurred property management fees for the three months ended March 31, 2015 and 2014.

Acquisition and Origination Fee

Under the Advisory Agreement, the Advisor is entitled to receive acquisition fees and origination fees. The acquisition fees are equal to 1% of the costs of investments acquired, including acquisition expenses and any debt attributable to such investments. There were no acquisition fees incurred for the three months ended March 31, 2015 and 2014.

Origination fees are equal to 1% of the amount funded by the Company to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. There were no origination fees incurred for the three months ended March 31, 2015 and 2014.

Disposition Fee

Under the Advisory Agreement, if the Advisor or its affiliates provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, the Advisor or its affiliates may be paid disposition fees up to 50% of a customary and competitive real estate commission, but not to exceed 3% of the contract sales price of each property sold. See the Summary of Related Party Fees table above for incurred disposition fees for the three months ended March 31, 2015 and 2014.

Financing Coordination Fee

Under the Advisory Agreement, the Advisor is entitled to receive a financing coordination fee equal to 1% of the amount made available and/or outstanding under any (1) financing obtained or assumed, directly or indirectly, by the Company or the OP and used to acquire or originate investments; or (2) the refinancing of any financing obtained or assumed, directly or indirectly, by the Company or the OP. There were no financing coordination fees incurred for the three months ended March 31, 2015 and 2014.

Leasing Commission Fee

Under the property management agreements, the Advisor is entitled to receive a separate fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants in an amount not to exceed the fee customarily charged by similarly situated parties rendering similar services in the same geographic area for similar properties. See the Summary of Related Party Fees table above for incurred leasing commission fees for the three months ended March 31, 2015 and 2014.

Legal Leasing Fee

Under the property management agreements, the Advisor is entitled to receive a market-based legal leasing fee for the negotiation and production of new leases, renewals, and amendments. See the Summary of Related Party Fees table above for incurred legal leasing fees for the three months ended March 31, 2015 and 2014.

Construction Management Fee

In connection with the construction or repair in or about a property, the property manager is responsible for coordinating and facilitating the planning and the performance of all construction and is entitled to receive a fee equal to 5% of the hard costs for the project in question. See the Summary of Related Party Fees table for incurred construction management fees for the three months ended March 31, 2015 and 2014.

Guaranty Fees

In connection with certain acquisition financings, the Company’s former chairman and former co-chief executive officer and/or TNP LLC had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. In March 2015, the Company retired the outstanding notes payable related to Osceola Village resulting in the expiration of the remaining guaranty agreement. See the Summary of Related Party Fees table above for incurred guaranty fees for the three months ended March 31, 2015 and 2014.

13. COMMITMENTS AND CONTINGENCIES

Deficiency Dividend

In June 2011, under TNP Strategic Retail Advisor, LLC, the Company’s prior advisor, the Company acquired a debt obligation (the “Distressed Debt”) for $18 million.  In October 2011, the Company received the underlying collateral (the “Collateral”) with respect to the Distressed Debt in full settlement of the Company’s debt claim (the “Settlement”).  At the time of the Settlement, the Company received an independent valuation of the Collateral’s fair market value (“FMV”) of $27.6 million.  The Settlement resulted in taxable income to the Company in an amount equal to the FMV of the Collateral less its adjusted basis for tax purposes in the Distressed Debt.  Such income was not properly reported on the Company’s 2011 federal income tax return, and the Company did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules (the “2011 Underreporting”).

The Company is able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by paying a “deficiency dividend,” which would be distributed in respect of all of our common shares pro rata and included in the Company’s deduction for dividends paid for 2011.  The amount of this deficiency dividend could be as much as $2.7 million, and the Company would be required to pay an interest-like penalty to the IRS based on this amount, which it has estimated to be $405,000.  The interest-like penalty has been accrued and is included in other expense for the year ended December 31, 2014.

The Company is seeking a private letter ruling (a “PLR”) from the IRS to the effect that such deficiency dividend can be satisfied via a distribution comprised, at the option of the stockholders, of either cash and/or common stock, where the cash is no less than 20% of the entire distribution.  There are no assurances that the PLR will be granted.

Amounts paid as deficiency dividends should generally be treated as taxable income to the Company’s stockholders for U.S. federal income tax purposes in the year paid, and taxable stockholders receiving such a distribution will be required to include the full amount of the deficiency dividends received as ordinary income to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes, as measured at that point in 2011. As a result, stockholders may be required to pay income taxes with respect to such dividend in excess of the cash component of the deficiency dividend.

Economic Dependency

As disclosed in Note 1. “Organization and Business”, the Company is managed by an external advisor. The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments, management of the daily operations of the Company’s real estate and real estate-related investment portfolio, and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services to the Company, the Company will be required to obtain such services from other sources.

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

Legal Matters

The Company continues to be a party to, or have a financial interest in, the securities litigation previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K. There were no material developments in the securities litigation during the three months ended March 31, 2015.

14. SUBSEQUENT EVENTS

Amended and Restated Share Redemption Program

The Company previously had a share redemption program that provided limited liquidity to its shareholders. The Company suspended its share redemption program effective as of January 15, 2013. During the years ended December 31, 2014 and 2013, the Company did not redeem any shares under the share redemption program.

On April 1, 2015, the board of directors of the Company approved the reinstatement of the share redemption program and adopted an Amended and Restated Share Redemption Program (the “Amended and Restated SRP”). Under the Amended and Restated SRP, the redemption price for shares that are redeemed due to the death or disability of a shareholder is 100% of the Company’s most recent estimated value per share as of the applicable redemption date, and the Amended and Restated SRP limits redemptions upon the death of a shareholder to $2,000,000 and redemptions upon the disability of a shareholder to $1,000,000. A redemption request must be made within one year after the shareholder’s death or disability, unless such death or disability occurred between January 15, 2013 and April 1, 2015, when the share redemption program was suspended. Any shareholder whose death or disability occurred during this time period must submit their redemption request within one year after the adoption of the Amended and Restated SRP.

The Amended and Restated SRP provides that any request to redeem less than $5,000 worth of shares will be treated as a request to redeem all of the shareholder’s shares. If the Company cannot honor all redemption requests received in a given quarter, all requests, including death and disability redemptions, will be honored on a pro rata basis. If the Company does not completely satisfy a redemption request in one quarter, it will treat the unsatisfied portion as a request for redemption in the next quarter when funds are available for redemption, unless the request is withdrawn. The Company may increase or decrease the amount of funding available for redemptions under the Amended and Restated SRP on ten business days’ notice to the Company’s shareholders. Shares submitted for redemption during any quarter will be redeemed by the Company on the penultimate business day of such quarter. The record date for the Company’s quarterly distributions has historically been and is expected to continue to be the last business day of each quarter; therefore, shares that are redeemed during any quarter are expected to be redeemed prior to the record date and thus would not be eligible to receive the distribution declared for such quarter.

The other material terms of the Amended and Restated SRP are consistent with the terms of the share redemption program that was in effect immediately prior to January 15, 2013.

Distributions

On April 30, 2015, the Company paid a first quarter distribution in the amount of $0.06 per share to stockholders of record as of March 31, 2015, totaling $684,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, or SEC, on March 27, 2015, which we refer to herein as our “2014 Annual Report on Form 10-K.” As used herein, the terms “we,” “our,” “us,” and “Company” refer to Strategic Realty Trust, Inc. and, as required by context, Strategic Realty Operating Partnership, L.P., a Delaware limited partnership (which we refer to as our “OP”) and to their subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Our executive officers and certain other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor. As a result, they face conflicts of interest, including conflicts created by our advisor’s compensation arrangements with us and conflicts in allocating time among us and other programs and business activities.

•	Our initial public offering has terminated and we are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to continue to acquire real properties or other real estate-related assets, to fund or expand our operations and to pay distributions to our stockholders will be adversely affected.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service and our ability to pay distributions to our stockholders.

•	Our current and future investments in real estate and other real estate-related investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties could decrease. Such events would make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

•	Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indices. Increases in these indices could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our 2014 Annual Report on Form 10-K. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, and the risks described in Part I, Item 1A of our 2014 Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

Overview

Strategic Realty Trust, Inc. is a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located in the United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 2009. As used herein, the terms “we,” “our,” “us,” and “Company” refer to Strategic Realty Trust, Inc., formerly TNP Strategic Retail Trust, Inc., and, as required by context, Strategic Realty Operating Partnership, L.P., formerly TNP Strategic Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership” or “OP”, and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership.

On November 4, 2008, we filed a registration statement on Form S-11 with the SEC for our initial public offering of up to $1,000,000,000 in shares of our common stock at $10.00 per share in our primary offering and up to $100,000,000 in shares of our common stock to our stockholders at $9.50 per share pursuant to our distribution reinvestment plan (the “DRIP”). On August 7, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. On February 7, 2013, we terminated our initial public offering and ceased offering shares of our common stock in our primary offering and under the DRIP.

From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, we accepted subscriptions for, and issued, 10,969,714 shares of our common stock (net of share redemptions), including 391,182 shares of our common stock pursuant to our DRIP, resulting in aggregate gross offering proceeds of $108,357,000, net of redemptions. Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. As of January 15, 2013, we had redeemed 160,409 shares pursuant to our share redemption program for an aggregate redemption amount of approximately $1.6 million. For more information regarding our share redemption program that was in effect prior to January 15, 2013, see Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program” in our 2014 Annual Report on Form 10-K. On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted an Amended and Restated Share Redemption Program.

On June 15, 2012, we filed a registration statement on Form S-11 with the SEC to register a follow-on public offering of up to $900,000,000 in shares of our common stock. However, we subsequently determined not to proceed with our contemplated follow-on public offering and on March 1, 2013, we requested that the SEC withdraw the registration statement for our contemplated follow-on public offering, effective immediately. We currently do not expect to commence a follow-on offering.

SRT Advisor, LLC (our “Advisor”) manages our business as our external advisor pursuant to an advisory agreement (the “Advisory Agreement”) originally executed on August 10, 2013. Our Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry.

Our office is located at 400 South El Camino Real, Suite 1100, San Mateo, California 94402, and our main telephone number is (650) 343-9300.

Properties

As of March 31, 2015, our portfolio included 12 retail properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 1,060,000 square feet of single- and multi-tenant, commercial retail space located in 9 states. We purchased our properties for an aggregate purchase price of $135,760,000. As of March 31, 2015 and December 31, 2014, there was $85,485,000 and $122,148,000 of indebtedness on our properties, respectively. As of March 31, 2015 and December 31, 2014, approximately 90% and 88% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately six years and seven years, respectively.

		Rentable Square	Percent	Effective Rent (3)	Anchor	Date	Original Purchase
Property Name	Location	Feet (1)	Leased (2)	(Sq. Foot)	Tenant	Acquired	Price (4) (5)	Debt (6)

Real Estate Investments
Moreno Marketplace	Moreno Valley, CA	77,763	88%	$19.19	Stater Brothers	11/19/09	$12,500,000	$9,111,000
Northgate Plaza	Tucson, AZ	103,492	88%	$9.64	Walmart	7/6/10	8,050,000	6,202,000
Pinehurst Square	Bismarck, ND	114,102	99%	$14.54	TJ Maxx	5/26/11	15,000,000	10,001,000
Cochran Bypass	Chester, SC	45,817	100%	$5.11	Bi-Lo	7/14/11	2,585,000	1,530,000
Topaz Marketplace	Hesperia, CA	50,699	64%	$23.89	n/a	9/23/11	13,500,000	7,861,000
Summit Point	Fayetteville, GA	111,970	83%	$13.39	Publix	12/21/11	18,250,000	12,003,000
Morningside Marketplace	Fontana, CA	76,923	96%	$15.61	Ralphs	1/9/12	18,050,000	8,735,000
Woodland West Marketplace	Arlington, TX	175,168	80%	$9.06	Tom Thumb	2/3/12	13,950,000	9,800,000
Ensenada Square	Arlington, TX	62,628	97%	$7.04	Kroger	2/27/12	5,025,000	3,029,000
Shops at Turkey Creek	Knoxville, TN	16,324	100%	$24.88	n/a	3/12/12	4,300,000	2,741,000
Florissant Marketplace	Florissant, MO	146,257	100%	$9.75	Schnucks	5/16/12	15,250,000	8,968,000
Bloomingdale Hills	Riverside, FL	78,442	94%	$8.16	Walmart	6/18/12	9,300,000	5,504,000
		1,059,585	90%	$11.89			$135,760,000	$85,485,000

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of March 31, 2015.

(3)	Effective rent per square foot is calculated by dividing the annualized March 2015 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Pinehurst Square and Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)	These amounts represent the original purchase price and not the current carrying value due to pad sales at Morningside Marketplace.

(6)	Debt represents the outstanding balance as of March 31, 2015. For more information on our financing, see Note 7. “Notes Payable” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended March 31, 2015 versus the three months ended March 31, 2014

The following table provides summary information about our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
Rental revenue and reimbursements	$4,804,000	$5,311,000	$(507,000)	(9.5)%
Operating and maintenance expenses	1,775,000	1,918,000	(143,000)	(7.5)%
General and administrative expenses	766,000	1,360,000	(594,000)	(43.7)%
Depreciation and amortization expenses	1,868,000	1,990,000	(122,000)	(6.1)%
Interest expense	1,694,000	2,219,000	(525,000)	(23.7)%
Operating loss	(1,299,000)	(2,176,000)	(877,000)	(40.3)%
Other income, net	4,421,000	-	4,421,000	100.0%
Income (loss) from continuing operations	3,122,000	(2,176,000)	3,544,000	162.9%
Gain from discontinued operations	-	3,178,000	3,178,000	(100.0)%
Net income	$3,122,000	$1,002,000	$(2,120,000)	211.6%

Our results of operations for the three months ended March 31, 2015, are not necessarily indicative of those expected in future periods.

Revenue

Revenues decreased by $507,000 to $4,804,000 during the three months ended March 31, 2015 compared to $5,311,000 for the three months ended March 31, 2014. The decrease was primarily due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014. The sale of the three properties in March 2015 was completed in connection with the formation of the joint venture as described in Note 4. “Investment in Unconsolidated Joint Venture” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Operating and maintenance expenses

Operating and maintenance expenses decreased by $143,000 to $1,775,000 during the three months ended March 31, 2015 compared to $1,918,000 for the three months ended March 31, 2014. The decrease was primarily attributed to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014. The sale of the three properties in March 2015 was completed in connection with the formation of the joint venture as described in Note 4. “Investment in Unconsolidated Joint Venture” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

General and administrative expenses

General and administrative expenses were $766,000 during the three months ended March 31, 2015 compared to $1,360,000 for the three months ended March 31, 2014, a decrease of $594,000. The decrease was primarily attributed to proxy contest and settlement costs of $626,000 incurred during the first quarter of 2014. The decrease was partially offset by $85,000 in legal costs incurred in the first quarter of 2015 related to the pending settlement of our securities litigation previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased by $122,000 to $1,868,000 during the three months ended March 31, 2015 compared to $1,990,000 for the three months ended March 31, 2014. The decrease was attributed to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014, and a reduction in the amortization of lease intangibles resulting from maturing leases.

Interest expense

Interest expense decreased by $525,000 to $1,694,000 during the three months ended March 31, 2015 compared to $2,219,000 for the three months ended March 31, 2014. The decrease was primarily due to the reduction in interest rate resulting from the August 2014 refinancing of the KeyBank line of credit and pay down of debt resulting from the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014.

Other income, net

Other income for the three months ended March 31, 2015 represents the allocation of loss attributed to our investment in the unconsolidated joint venture, and the net gain and the write-off of unamortized loan fees recorded on the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015.

Discontinued operations

Prior to the adoption of Accounting Standards Update No. 2014-08 on April 30, 2014, we recorded the property disposals as discontinued operations on the consolidated statements of operations. As a result, the operating results of Visalia Marketplace for the three months ended March 31, 2014 and the recorded gain from the January 2014 sale of Visalia Marketplace were included in discontinued operations on the consolidated statements of operations in the first quarter of 2014. There was no income or loss from discontinued operations for the three months ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2015, our portfolio included 12 retail properties, with a net carrying value aggregating $106,812,000. Since our inception, our principal demand for funds has been for the acquisition of real estate, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. On February 7, 2013, we ceased offering shares of our common stock in our primary offering and under our DRIP. As a result of the termination of our initial public offering, offering proceeds from the sale of our securities are not currently available to fund our cash needs.

On March 11, 2015, we completed the sale of three of our properties for an aggregate gross sales price of $53.6 million and utilized the net proceeds to reduce our debt and establish a joint venture with an affiliate of Oaktree Capital Management L.P., a well-respected and leading global alternative investment management firm. In addition, the net proceeds will allow us to invest in other real estate and reinstate the death and qualifying disability component of our share redemption program at the end of the second quarter 2015 (see “—Subsequent Events” below for additional information regarding the reinstatement of our share redemption program and the adoption of an Amended and Restated Share Redemption Program).

As of March 31, 2015, our cash and cash equivalents were $3,965,000 and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was $6,159,000. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

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

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2015, our borrowings did not exceed 300% of the value of our net assets.

Cash Flows from Operating Activities

During the three months ended March 31, 2015, net cash used in operating activities was $688,000 compared to net cash used in operating activities of $472,000 during the three months ended March 31, 2014, an increase in net cash used in operating activities of $216,000. The increase in net cash used in operating activities during the three months ended March 31, 2015 was primarily due to changes in operating asset and liability balances of $1,008,000 involving tenant receivables, accounts payable and accrued expenses, and restricted cash. These changes were partially offset by increases in net income before the net gain on the disposal of real estate of $529,000.

Cash Flows from Investing Activities

During the three months ended March 31, 2015, net cash provided by investing activities was $40,954,000 compared to net cash provided by investing activities of $19,745,000 during the three months ended March 31, 2014, an increase in net cash flows provided by investing activities of $21,209,000. The increase was primarily due to net proceeds, before the pay down of debt, from the sale of Aurora Commons, Constitution Trail, and Osceola Village of $53,136,000 during the three months ended March 31, 2015 compared to net proceeds of $20,455,000, before the pay down of debt, from the sale of Visalia Marketplace during the three months ended March 31, 2014. This increase was partially offset by cash used for the issuance of a $7,000,000 note receivable to Oaktree Real Estate Opportunities Fund VI, L.P. and a $4,555,000 investment in a joint venture.

Cash Flows from Financing Activities

During the three months ended March 31, 2015, net cash used in financing activities was $39,512,000, compared to $17,207,000 used during the three months ended March 31, 2014, an increase in uses of $22,305,000. The increase was primarily due to the redemption of member interests to SRT Secured Holding Manager, LLC, an affiliate of Glenborough in the amount of $2,102,000 and the repayment of notes payable in the amount of $36,370,000 related to the sale of Aurora Commons, Constitution Trail, and Osceola Village compared to the repayment of notes payable in the amount of $16,213,000 related to the sale of Visalia Marketplace for the three months ended March 31, 2014.

Short-term Liquidity and Capital Resources

Our principal short-term demand for funds is for the payment of operating expenses and the payment of principal and interest on our outstanding indebtedness. To date, our cash needs for operations have been covered from cash provided by property operations, the sales of properties and the sale of shares of our common stock. Due to the termination of our initial public offering on February 7, 2013, we may fund our short-term operating cash needs from operations, from the sales of properties and from debt. On March 25, 2015, we declared a quarterly distribution to stockholders totaling $684,000, and we will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares (suspended through April 1, 2015) and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, debt and sales of properties. Until the termination of our initial public offering on February 7, 2013, our cash needs for acquisitions were satisfied from the net proceeds of the public offering and from debt financings. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Note 7. “Notes Payable” to our consolidated financial statements included in our 2014 Annual Report on Form 10-K for additional information on the maturity dates and terms of our outstanding indebtedness.

KeyBank Amended and Restated Credit Facility Agreement

In connection with the sale of the retail shopping center development located in Normal, Illinois commonly known as Constitution Trail (“Constitution Trail”) and the multitenant retail center and office property located in Aurora, Ohio commonly known as the Aurora Commons (“Aurora Commons”) to a joint venture on March 11, 2015 (see Note 4. “Investment in Unconsolidated Joint Venture” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), we used a portion of the net sale proceeds to pay off the entire $19 million outstanding balance associated with the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank. We intend to maintain the Amended and Restated Credit Facility for our future cash needs.

Prior to the pay off, on August 4, 2014, we entered into the Amended and Restated Credit Facility with KeyBank to amend and restate an original 2010 Credit Facility (defined below) in its entirety and to establish a revolving credit facility with an initial maximum aggregate commitment of $30 million (as adjusted, the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, we may request that the Facility Amount be increased to a maximum of $60 million. The Amended and Restated Credit Facility was initially secured by the San Jacinto Esplanade, Aurora Commons and Constitution Trail properties.

The Amended and Restated Credit Facility matures on August 4, 2017. We have the right to prepay the Amended and Restated Credit Facility in whole at any time or in part from time to time, subject to the payment of certain expenses, costs or liabilities potentially incurred by the lenders as a result of the prepayment and subject to certain other conditions contained in the loan documents.

Each loan made pursuant to the Amended and Restated Credit Facility will be either a LIBOR rate loan or a base rate loan, at our election, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. We will pay KeyBank an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum if the usage under the Amended and Restated Credit Facility is less than or equal to 50% of the Facility Amount, and 0.20% per annum if the usage under the Amended and Restated Credit Facility is greater than 50% of the Facility Amount.

We are providing a guaranty of all of its obligations under the Amended and Restated Credit Facility and all other loan documents in connection with the Amended and Restated Credit Facility. We also paid Glenborough a financing coordination fee of $300,000 in connection with the Amended and Restated Credit Facility.

On August 4, 2014, as required by the Amended and Restated Credit Facility, the OP contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owned the Constitution Trail property, to Secured Holdings (the “Constitution Transaction”) for additional membership interests in Secured Holdings. At the time, Secured Holdings was jointly owned by the OP and SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough. Prior to the Constitution Transaction, the OP owned 88% of the membership interests in Secured Holdings and SRT Manager owned 12% of the membership interests in Secured Holdings. Following the Constitution Transaction, the OP owned 91.67% of the membership interests in Secured Holdings, and SRT Manager owned 8.33% of the membership interests in Secured Holdings which was derived based on the fair value of the properties as of the date of the contribution. Subsequently, Secured Holdings paid SRT Manager approximately $2.1 million in full redemption of SRT Manager’s 8.33% membership interest in Secured Holdings.

In connection with the Constitution Transaction, the entire outstanding notes payable balance due to Constitution Trail’s prior lender was fully paid, and Constitution Trail’s remaining $295,000 in unamortized deferred financing costs was written off. The new outstanding principal balance of the Amended and Restated Credit Facility was $20.8 million, as of August 4, 2014.

The original line of credit was entered into on December 17, 2010 between the Company, through its subsidiary, Secured Holdings, and KeyBank (and certain other lenders, collectively, the “Lenders”) to establish a secured revolving credit facility with an initial maximum aggregate commitment of $35 million (the “2010 Credit Facility”). On August 4, 2014, the 2010 Credit Facility was replaced by the Amended and Restated Credit Facility, and there were no remaining unamortized deferred financing costs associated with the 2010 Credit Facility at that time.

Contingencies

Deficiency Dividend

In June 2011, under TNP Strategic Retail Advisor, LLC, our prior advisor, we acquired a debt obligation (the “Distressed Debt”) for $18 million.  In October 2011, we received the underlying collateral (the “Collateral”) with respect to the Distressed Debt in full settlement of our debt claim (the “Settlement”).  At the time of the Settlement, we received an independent valuation of the Collateral’s fair market value (“FMV”) of $27.6 million.   The Settlement resulted in taxable income to us in an amount equal to the FMV of the Collateral less our adjusted basis for tax purposes in the Distressed Debt.  Such income was not properly reported on our 2011 federal income tax return, and we did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules (the “2011 Underreporting”).

We are able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by paying a “deficiency dividend,” which would be distributed in respect of all of our common shares pro rata and included in our  deduction for dividends paid for 2011.  The amount of this deficiency dividend could be as much as $2.7 million, and we would be required to pay an interest-like penalty to the IRS based on this amount, which we have estimated to be $405,000.  The interest-like penalty has been accrued and is included in other expense for the year ended December 31, 2014.

We are seeking a private letter ruling (a “PLR”) from the IRS to the effect that such deficiency dividend can be satisfied via a distribution comprised, at the option of the stockholders, of either cash and/or common stock, where the cash is no less than 20% of the entire distribution.  There are no assurances that the PLR will be granted.

Amounts paid as deficiency dividends should generally be treated as taxable income to our stockholders for U.S. federal income tax purposes in the year paid, and taxable stockholders receiving such a distribution will be required to include the full amount of the deficiency dividend received as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes, as measured at that point in 2011. As a result, stockholders may be required to pay income taxes with respect to such dividend in excess of the cash component of the deficiency dividend.

Interim Financial Information

The financial information as of and for the period ended March 31, 2015, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three months ended March 31, 2015. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K.

Guidelines on Total Operating Expenses

We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the twelve months ended March 31, 2015, our total operating expenses did not exceed the 2%/25% Guidelines.

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

Under the terms of the Amended and Restated Credit Facility, we may pay distributions to our investors so long as the total amount paid does not exceed 100% of our Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), provided, however, that we are not restricted from making any distributions necessary in order to maintain our status as a REIT.  The board of directors continues to evaluate our ability to make quarterly distributions based on our other operational cash needs.

The following tables set forth the distributions declared to our common stockholders and common unit holders for the three months ended March 31, 2015, and the year ended December 31, 2014, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06000	$658,000	$26,000	$684,000
Total				$658,000	$26,000	$684,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05000	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	0.06000	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	0.06000	658,000	26,000	684,000
Fourth Quarter 2014	12/31/2014	1/31/2015	0.06000	658,000	26,000	684,000
Total				$2,522,000	$100,000	$2,622,000

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

The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, especially if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that since real estate values historically rise and fall with market conditions, including inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation may be less informative. Historical accounting for real estate involves the use of GAAP. Any other method of accounting for real estate such as the fair value method cannot be construed to be any more accurate or relevant than the comparable methodologies of real estate valuation found in GAAP. Nevertheless, we believe that the use of FFO, which excludes the impact of real estate-related depreciation and amortization, provides a more complete understanding of our performance to investors and to management, and when compared year over year, reflects the impact on our operations from trends in occupancy rates, rental rates, operating costs, general and administrative expenses, and interest costs, which may not be immediately apparent from net income. However, FFO, and MFFO, as described below, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. The method utilized to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operational performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO.

The Investment Program Association, or “IPA”, an industry trade group, has standardized a measure known as MFFO, which the IPA has recommended as a supplemental measure for publicly registered non-listed REITs and which we believe to be another appropriate supplemental measure to reflect our operating performance. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be a useful measure of the impact of long-term operating performance on value if we do not continue to operate with a limited life and targeted exit strategy, as currently intended. We believe that, because MFFO excludes costs that we consider more reflective of non-operating items included in FFO, MFFO can provide, on a going-forward basis, an indication of the sustainability (that is, the capacity to continue to be maintained) of our operating performance. By providing MFFO, we believe we are presenting useful information that allows investors and analysts to better assess the sustainability of our operating performance. We also believe that MFFO is a recognized measure of sustainable operating performance by the non-listed REIT industry. Further, we believe MFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations (the “Practice Guideline”), issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items, as applicable, included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities (which are adjusted in order to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments); accretion of discounts and amortization of premiums on debt investments; non-recurring impairments of real estate-related investments (i.e., infrequent or unusual, not reasonably likely to recur in the ordinary course of business); mark-to-market adjustments included in net income; non-recurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. The accretion of discounts and amortization of premiums on debt investments, non-recurring unrealized gains and losses on hedges, foreign exchange, derivatives or securities holdings, unrealized gains and losses resulting from consolidations, as well as other listed cash flow adjustments are adjustments made to net income in calculating the cash flows provided by operating activities and, in some cases, reflect gains or losses which are unrealized and may not ultimately be realized. While we rely on our Advisor for managing interest rate, hedge and foreign exchange risk, we do not retain an outside consultant to review all of our hedging agreements. Inasmuch as interest rate hedges are not a fundamental part of our operations, we believe it is appropriate to exclude such non-recurring gains and losses in calculating MFFO, as such gains and losses are not reflective of on-going operations.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure where the price of a share of common stock during the offering stage was a stated value and there were no regular net asset value determinations during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

We also present MFFO, calculated as discussed above, adjusted for the non-cash amortization of deferred financing costs, and non-recurring default interest, penalties and fees, or adjusted MFFO. We opted to use substantial short-term and medium-term borrowings to acquire properties in advance of raising equity proceeds under our initial public offering in order to more quickly build a larger and more diversified portfolio. Non-cash interest expense represents amortization of financing costs paid to secure short-term and medium-term borrowings. GAAP requires these items to be recognized over the remaining term of the respective debt instrument, which may not correlate with the ongoing operations of our real estate portfolio. Management believes that the measure resulting from an adjustment to MFFO for non-cash interest expense provides supplemental information that allows for better comparability of reporting periods. We also believe that adjusted MFFO is useful in comparing the sustainability of our operating performance after our offering and acquisition stages are completed with the sustainability of the operating performance of other real estate companies that are not involved in significant acquisition and short-term borrowing activities. Like FFO and MFFO, adjusted MFFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or as indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. Further, adjusted MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance.

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

Our calculation of FFO, MFFO and adjusted MFFO and the reconciliation to net income (loss) attributable to common shares is presented in the following table for the three months ended March 31, 2015 and 2014:

	For the Three Months
	Ended March 31,
FFO, MFFO and Adjusted MFFO	2015	2014
Net income attributable to common shares	$2,861,000	$602,000
Adjustments (1):
Gain on disposal of assets (2)	(4,291,000)	(2,688,000)
Depreciation of real estate	1,360,000	1,383,000
Amortization of in place leases and other intangibles	508,000	607,000
FFO	438,000	(96,000)

FFO per share - basic	$0.04	$(0.01)

Adjustments:
Straight-line rent (3)	(30,000)	(130,000)
Amortization of above-market leases (4)	102,000	158,000
Amortization of below-market leases (4)	(117,000)	(133,000)
Realized losses from the early extinguishment of debt (5)	233,000	-
MFFO	626,000	(201,000)

MFFO per share - basic	$0.06	$(0.02)

Adjustments:
Amortization of deferred financing costs (6)	162,000	203,000
Non-recurring default interest, penalties and fees (7)	-	101,000
Adjusted MFFO	$788,000	$103,000

Adjusted MFFO per share - basic	$0.07	$0.01

Net earnings per share attributable to common shares - basic	$0.26	$0.06

Weighted average common shares outstanding - basic	10,969,714	10,969,714

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO.

(2)	The (gain)/loss on disposal of assets is attributable to common shares only.

(3)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(4)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(5)	We exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our core business platform, or real estate operating portfolio. This item includes the write-off of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

(6)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.

(7)	This item relates to the forbearance fees paid in connection with resolving the related default under the 2010 Credit Facility. Management believes that the expense can be characterized as non-recurring based on our history and the infrequent nature of such events, and are not indicative of the true cost of financing our properties or our on-going operations going forward. As such, these items were excluded to provide investors with a more useful measure of our operating performance.

Related Party Transactions and Agreements

We are currently party to the Advisory Agreement, pursuant to which the Advisor manages our business in exchange for specified fees paid for services related to the investment of funds in real estate and real estate-related investments, management of our investments and for other services. Refer to Note 12. “Related Party Transactions” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the Advisory Agreement and other related party transactions, agreements and fees.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, except as disclosed in Note 13. “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2014 Annual Report on Form 10-K.

Subsequent Events

Amended and Restated Share Redemption Program

We previously had a share redemption program that provided limited liquidity to our shareholders. We suspended our share redemption program effective as of January 15, 2013. During the years ended December 31, 2014 and 2013, we did not redeem any shares under the share redemption program.

On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted an Amended and Restated Share Redemption Program (the “Amended and Restated SRP”). Under the Amended and Restated SRP, the redemption price for shares that are redeemed due to the death or disability of a shareholder is 100% of our most recent estimated value per share as of the applicable redemption date, and the Amended and Restated SRP limits redemptions upon the death of a shareholder to $2,000,000 and redemptions upon the disability of a shareholder to $1,000,000. A redemption request must be made within one year after the shareholder’s death or disability, unless such death or disability occurred between January 15, 2013 and April 1, 2015, when the share redemption program was suspended. Any shareholder whose death or disability occurred during this time period must submit their redemption request within one year after the adoption of the Amended and Restated SRP.

The Amended and Restated SRP provides that any request to redeem less than $5,000 worth of shares will be treated as a request to redeem all of the shareholder’s shares. If we cannot honor all redemption requests received in a given quarter, all requests, including death and disability redemptions, will be honored on a pro rata basis. If we do not completely satisfy a redemption request in one quarter, we will treat the unsatisfied portion as a request for redemption in the next quarter when funds are available for redemption, unless the request is withdrawn. We may increase or decrease the amount of funding available for redemptions under the Amended and Restated SRP on ten business days’ notice to our shareholders. Shares submitted for redemption during any quarter will be redeemed by us on the penultimate business day of such quarter. The record date for our quarterly distributions has historically been and is expected to continue to be the last business day of each quarter; therefore, shares that are redeemed during any quarter are expected to be redeemed prior to the record date and thus would not be eligible to receive the distribution declared for such quarter.

The other material terms of the Amended and Restated SRP are consistent with the terms of the share redemption program that was in effect immediately prior to January 15, 2013.

Distributions

On April 30, 2015, we paid a first quarter distribution in the amount of $0.06 per share to stockholders of record as of March 31, 2015, totaling $684,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2015 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013).

Based on its assessment, our management concluded that, as of March 31, 2015, our internal control over financial reporting was effective. There have been no significant changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We continue to be a party to, or have a financial interest in, the securities litigation previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K. There were no material developments in the securities litigation during the three months ended March 31, 2015.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors previously disclosed in Part I, Item 1A of our 2014 Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933.

We have adopted a share redemption program that may provide limited liquidity to our stockholders. Our share redemption program was suspended effective January 15, 2013. During the three months ended March 31, 2015, there were no shares redeemed pursuant to our share redemption program. On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated SRP. See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Subsequent Events—Amended and Restated Share Redemption Program” above for additional information regarding the Amended and Restated SRP.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

As of the three months ended March 31, 2015, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2015.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975))
3.1.2	Articles of Amendment, dated August 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)
3.1.3	Articles Supplementary, dated November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2013)
3.1.4	Articles Supplementary, dated January 22, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
10.1	First Amendment to the Advisory Agreement, dated July 15, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 17, 2014)
10.2	Limited Liability Company Agreement of SGO Retail Acquisitions Venture, LLC, dated March 11, 2015
10.3	Purchase and Sale Agreement by and among TNP SRT Osceola Village, LLC, SRT Constitution Trail, LLC, TNP SRT Aurora Commons, LLC, and SGO Retail Acquisitions Venture, LLC, dated March 11, 2015
10.4	Property Management Agreement among SGO Constitution Trail, LLC, SGO Aurora Commons, LLC, SGO Osceola Village, LLC, and Glenborough, LLC, dated March 11, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document