Form 10-Q
period 2015-06-30
Strategic Realty Trust, Inc.
filed 2015-08-12
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 7, 2015, there were 10,891,798 shares of the Registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2015, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014, as filed with the SEC on March 27, 2015 (the “2014 Annual Report on Form 10-K”). The financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1.	UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Investments in real estate
Land	$15,981,000	$45,740,000
Building and improvements	56,158,000	109,998,000
Tenant improvements	3,872,000	10,267,000
	76,011,000	166,005,000
Accumulated depreciation	(8,950,000)	(16,717,000)
Investments in real estate, net	67,061,000	149,288,000
Cash and cash equivalents	3,581,000	3,211,000
Restricted cash	5,342,000	5,163,000
Prepaid expenses and other assets, net	778,000	1,363,000
Tenant receivables, net	1,265,000	2,678,000
Note receivable and related accrued interest	7,152,000	-
Investment in unconsolidated joint venture	4,664,000	-
Lease intangibles, net	4,761,000	13,658,000
Assets held for sale	43,739,000	342,000
Deferred financing costs, net	1,134,000	1,788,000
TOTAL ASSETS	$139,477,000	$177,491,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable	$52,470,000	$122,148,000
Accounts payable and accrued expenses	1,816,000	2,516,000
Amounts due to affiliates	73,000	1,000
Other liabilities	1,662,000	1,767,000
Liabilities related to assets held for sale	34,637,000	-
Below market lease intangibles, net	3,457,000	5,541,000
Deferred gain on sale of properties to unconsolidated joint venture	1,238,000	-
TOTAL LIABILITIES	95,353,000	131,973,000
Commitments and contingencies (Note 13)
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,891,798 and 10,969,714 shares issued and outstanding at June 30, 2015 and December 31, 2014	109,000	110,000
Additional paid-in capital	95,726,000	96,279,000
Accumulated deficit	(53,321,000)	(54,451,000)
Total stockholders' equity	42,514,000	41,938,000
Non-controlling interests	1,610,000	3,580,000
TOTAL EQUITY	44,124,000	45,518,000
TOTAL LIABILITIES AND EQUITY	$139,477,000	$177,491,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Rental and reimbursements	$3,921,000	$5,180,000	$8,725,000	$10,491,000
Expense:
Operating and maintenance	1,441,000	1,775,000	3,216,000	3,693,000
General and administrative	769,000	825,000	1,535,000	2,185,000
Depreciation and amortization	1,162,000	2,020,000	3,030,000	4,010,000
Interest expense	1,354,000	2,224,000	3,048,000	4,443,000
	4,726,000	6,844,000	10,829,000	14,331,000
Operating loss	(805,000)	(1,664,000)	(2,104,000)	(3,840,000)

Other income (loss):
Equity in income of unconsolidated joint venture	239,000	-	110,000	-
Gain on disposal of real estate	99,000	-	4,882,000	-
Loss on extinguishment of debt	33,000	-	(200,000)	-
Income (loss) from continuing operations	(434,000)	(1,664,000)	2,688,000	(3,840,000)

Discontinued operations:
Loss from discontinued operations	-	(26,000)	-	(40,000)
Gain on disposal of real estate	-	-	-	3,192,000
Income (loss) from discontinued operations	-	(26,000)	-	3,152,000

Net income (loss)	(434,000)	(1,690,000)	2,688,000	(688,000)
Net income (loss) attributable to non-controlling interests	(15,000)	(75,000)	246,000	325,000
Net income (loss) attributable to common stockholders	$(419,000)	$(1,615,000)	$2,442,000	$(1,013,000)

Basic earnings (loss) per common share:
Continuing operations	$(0.04)	$(0.15)	$0.22	$(0.34)
Discontinued operations	-	-	-	0.24
Net earnings (loss) attributable to common shares	$(0.04)	$(0.15)	$0.22	$(0.10)

Diluted earnings (loss) per common share:
Continuing operations	$(0.04)	$(0.15)	$0.22	$(0.34)
Discontinued operations	-	-	-	0.24
Net earnings (loss) attributable to common shares	$(0.04)	$(0.15)	$0.22	$(0.10)

Weighted average shares outstanding used to calculate earnings (loss) per common share:
Basic and diluted	10,967,917	10,969,714	10,968,769	10,969,714

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					Total
	Number of		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Shares	Par Value	Paid-in Capital	Deficit	Equity	Interests	Equity
BALANCE — December 31, 2014	10,969,714	$110,000	$96,279,000	$(54,451,000)	$41,938,000	$3,580,000	$45,518,000
Redemption of member interests	-	-	-	-	-	(2,102,000)	(2,102,000)
Distributions	-	-	-	(1,312,000)	(1,312,000)	(114,000)	(1,426,000)
Redemption of common shares	(77,916)	(1,000)	(553,000)	-	(554,000)	-	(554,000)
Net income	-	-	-	2,442,000	2,442,000	246,000	2,688,000
BALANCE — June 30, 2015	10,891,798	$109,000	$95,726,000	$(53,321,000)	$42,514,000	$1,610,000	$44,124,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$2,688,000	$(688,000)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on disposal of real estate	(4,882,000)	(3,192,000)
Loss on extinguishment of debt	200,000	-
Equity in income of unconsolidated joint venture	(110,000)	-
Straight-line rent	(51,000)	(200,000)
Amortization of deferred costs and notes payable premium/discount	287,000	407,000
Depreciation and amortization	3,030,000	4,010,000
Amortization of above and below-market leases	(75,000)	46,000
Bad debt expense (income)	25,000	(84,000)
Stock-based compensation expense	-	14,000
Interest income on note receivable	(152,000)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(167,000)	128,000
Tenant receivables	261,000	723,000
Prepaid rent	(141,000)	(67,000)
Accounts payable and accrued expenses	(700,000)	108,000
Amounts due to affiliates	72,000	3,000
Other liabilities	414,000	(720,000)
Net change in restricted cash for operational expenditures	(872,000)	(444,000)
Net cash provided by (used in) operating activities	(173,000)	44,000

Cash flows from investing activities:
Net proceeds from the sale of real estate	53,058,000	20,455,000
Improvements, capital expenditures, and leasing costs	(587,000)	(1,062,000)
Investment in unconsolidated joint venture	(4,555,000)	-
Issuance of note receivable	(7,000,000)	-
Net change in restricted cash for capital expenditures	693,000	(417,000)
Net cash provided by investing activities	41,609,000	18,976,000

Cash flows from financing activities:
Redemption of member interests	(2,102,000)	-
Redemption of common stock	(554,000)	-
Distributions	(1,426,000)	(1,203,000)
Repayment of notes payable	(36,984,000)	(17,022,000)
Net cash used in financing activities	(41,066,000)	(18,225,000)

Net increase in cash and cash equivalents	370,000	795,000
Cash and cash equivalents – beginning of period	3,211,000	2,346,000
Cash and cash equivalents – end of period	$3,581,000	$3,141,000

Supplemental disclosure of non-cash investing and financing activities:
Cash distributions declared but not paid	$680,000	$727,000
Cash paid for interest	$3,619,000	$3,816,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

(Unaudited)

1. ORGANIZATION AND BUSINESS

Strategic Realty Trust, Inc. (the “Company”) was formed on September 18, 2008, as a Maryland corporation. Beginning with the taxable year ended December 31, 2009, the Company elected to be taxed, and currently qualifies, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) . The Company was initially capitalized by the sale of shares of common stock to Thompson National Properties, LLC (“TNP LLC”) on October 16, 2008.

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock to the public in its primary offering at $10.00 per share and $100,000,000 in shares of its common stock to the Company’s stockholders at $9.50 per share pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross offering proceeds of $104,700,000, 391,182 shares of common stock under its DRIP for gross offering proceeds of $3,600,000, and granted 50,000 shares of restricted stock. As of June 30, 2015, the Company had redeemed 238,324 shares sold in the Offering for $2,200,000.

Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P., a Delaware limited partnership (the “OP”). During the Offering, as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of June 30, 2015 and December 31, 2014, the Company owned 96.2% of the limited partnership interest in the OP.

The Company is externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”).The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.

The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses, the payment of interest on outstanding indebtedness and the payment of distributions to stockholders. Substantially all of the proceeds of the Offering have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of interest, for payment of various fees and expenses, such as acquisition fees and management fees, and for payment of distributions to stockholders.

The Company has invested in a portfolio of income-producing retail properties located throughout the United States, with a focus on grocery anchored multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. As of June 30, 2015, the Company’s portfolio was comprised of 12 properties, including four properties held for sale, with approximately 1,060,000 rentable square feet of retail space located in 9 states. As of June 30, 2015, the rentable space at the Company’s retail properties was 90% leased.

On March 11, 2015, the Company formed a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P., and GLB SGO, LLC, a wholly-owned subsidiary of Glenborough Property Partners, LLC (“GPP”). GPP is an affiliate of the Advisor and the Company’s property manager.

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

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture and/or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as, whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2015, the Company held an ownership interest in one unconsolidated joint venture (see Note 4. “Investment in Unconsolidated Joint Venture” for additional information).

Non-Controlling Interests

The Company’s non-controlling interests are comprised primarily of the Common Units in the OP and, until its redemption on March 12, 2015, the membership interest in SRT Secured Holdings, LLC (“Secured Holdings”), one of the Company’s subsidiaries. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the condensed consolidated financial statements, but separate from common stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) attributable to common stockholders on the condensed consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the condensed consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at June 30, 2015 qualified as permanent equity.

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

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable which is included in tenant receivables, net, or in assets held for sale, on the condensed consolidated balance sheets, was $1,304,000 and $1,681,000 at June 30, 2015 and December 31, 2014, respectively.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Generally, the Company does not obtain security deposits from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of June 30, 2015, in other than the Company’s properties classified as held for sale, Schnuck Markets, Inc. is the Company’s largest tenant (by square feet) and accounted for approximately 70,000 square feet, or approximately 11% of the Company’s gross leasable area, and approximately $176,000, or 2%, of the Company’s annual minimum rent. Tenants that accounted for over 5% of the Company’s annual minimum rent were Randall’s Food and Drugs LP, Ralphs Grocery and Gold’s Gym. The outstanding receivables for each of the tenants above at June 30, 2015 and December 31, 2014 were as follows:

	% of Annual	Outstanding Tenant Receivables as of:
Tenant	Minimum Rent	June 30, 2015	December 31, 2014
Schnuck Markets, Inc.	2%	$13,000	$231,000
Randall's Food & Drugs LP	7%	-	72,000
Ralph's Grocery	10%	22,000	31,000
Gold's Gym	9%	11,000	3,000
Total		$46,000	$337,000

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

Impairment of Long-lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures, property sale capitalization rates, and expected holding period of the property. For the three and six months ended June 30, 2015 and 2014, the Company did not record any impairment losses.

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

Reclassification

Assets sold or held for sale and related liabilities have been reclassified on the condensed consolidated balance sheets. For operating properties sold prior to May 1, 2014, the related operating results have been reclassified from continuing to discontinued operations on the condensed consolidated statements of operations. For operating properties sold on or after May 1, 2014, the related operating results remain in continuing operations on the condensed consolidated statements of operations unless the sold properties represent a strategic shift that have had (or will have) a major effect on the Company’s operations and financial results.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. ASU No. 2014-09 is effective for annual periods beginning on or after December 15, 2017, and early adoption is not permitted. On July 9, 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. The Company is in the process of evaluating the impact of the guidance on its consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”). The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively. Early adoption is permitted for financial statements that have not been previously issued. The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs as the Company presents debt issuance costs as deferred financing costs, net on the accompanying consolidated balance sheets.

3. REAL ESTATE INVESTMENTS

The Company did not have any property acquisitions for the three and six months ended June 30, 2015 and 2014. On March 11, 2015, the Company sold the following three properties for the aggregate gross sales price of $53.6 million:

Property	Location	Acquisition Date	Gross Sales Price	Original Purchase Price
Osceola Village	Kissimmee, Florida	10/11/2011	$22,000,000	$21,800,000	(1)
Constitution Trail	Normal, Illinois	10/21/2011	23,100,000	18,000,000
Aurora Commons	Aurora, Ohio	3/20/2012	8,500,000	7,000,000
Total			$53,600,000	$46,800,000

(1)	The original purchase price for Osceola Village included an additional pad which was sold for $875,000 prior to this transaction.

The sale of the three properties did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and, as a result, was not included in discontinued operations for the three and six months ended June 30, 2015. The Company’s consolidated statements of operations include net operating losses of $16,000 and $436,000 for the three months ended June 30, 2015 and 2014, and $305,000 and $929,000 for the six months ended June 30, 2015 and 2014, relating to the results of operations for the three sold properties.

The sale was completed in connection with the formation of the Joint Venture, as defined and further described in Note 4. “Investment in Unconsolidated Joint Venture.” The three properties were sold to the Joint Venture, and the closing of the sale was conditioned on the Company receiving a 19% membership interest in the Joint Venture. In exchange for this 19% membership interest, the Company contributed $4.5 million to the Joint Venture, which amount was credited against the Company’s proceeds from the sale of the three properties to the Joint Venture. Of the net sales proceeds from the sale of the three properties, $36.4 million was used by the Company to retire the debt associated with the sold properties.

Discontinued Operations

The Company reports operating properties sold in periods prior to May 1, 2014, as discontinued operations. The results of discontinued operations are included as a separate component on the condensed consolidated statements of operations under the caption “Discontinued operations”.

On January 8, 2014, the Company completed the sale of Visalia Marketplace in Visalia, California for a gross sales price of $21.1 million. The Company originally acquired Visalia Marketplace in June 2012 for $19 million. In accordance with the terms of the loan documents with KeyBank, at the time of the sale, 80% of the net proceeds from the sale were released from escrow to pay down and reduce the prior line of credit balance with KeyBank. The results of operations related to Visalia Marketplace were classified as discontinued operations for the three and six months ended June 30, 2014.

The Company did not have any discontinued operations for the three and six months ended June 30, 2015. The components of income and expense relating to discontinued operations for the three and six months ended June 30, 2014 are shown below.

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
Revenues from rental property	$-	$59,000
Rental property expenses	26,000	87,000
Depreciation and amortization expenses	-	-
Transaction expenses	-	-
Interest expense	-	12,000
Operating loss from discontinued operations	(26,000)	(40,000)
Gain on disposal of real estate	-	3,192,000
Income from discontinued operations	$(26,000)	$3,152,000

Assets Held for Sale and Liabilities Related to Assets Held for Sale

At June 30, 2015, four retail properties were classified as assets held for sale in the condensed consolidated balance sheet. These properties are Bloomingdale Hills in Riverside, Florida, Moreno Marketplace in Moreno Valley, California, Northgate Plaza in Tucson, Arizona, and Summit Point in Fayetteville, Georgia. Since the sale of these properties do not represent a strategic shift that will have a major effect on the Company’s operations and financial results, their results of operations were not reported as discontinued operations on the Company’s financial statements. The Company intends to use part of the net proceeds from the sales to retire the outstanding debt associated with these properties. The Company anticipates the disposition of these properties to occur within one year. The Company’s consolidated statements of operations include net operating income of $89,000 and net operating loss of $66,000 for the three months ended June 30, 2015 and 2014, respectively, and net operating income of $12,000 and net operating loss of $135,000 for the six months ended June 30, 2015 and 2014, respectively.

On November 21, 2014, the Company entered into a sales contract with a buyer to purchase an undeveloped parcel at Osceola Village in Kissimmee, Florida. The gross sales price was $875,000. On March 11, 2015, the entire Osceola Village property was sold to the Joint Venture. The land value associated with the parcel was classified as held for sale at December 31, 2014.

The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
ASSETS
Investments in real estate
Land	$14,776,000	$342,000
Building and improvements	26,717,000	-
Tenant improvements	2,754,000	-
	44,247,000	342,000
Accumulated depreciation	(5,288,000)	-
Investments in real estate, net	38,959,000	342,000
Prepaid expenses and other assets, net	64,000	-
Tenants receivables, net	750,000	-
Lease intangibles, net	3,799,000	-
Deferred financing costs, net	167,000	-
Assets held for sale	$43,739,000	$342,000
LIABILITIES
Notes payable	32,694,000	-
Below market lease intangibles, net	1,795,000	-
Other liabilities	148,000	-
Liabilities related to assets held for sale	$34,637,000	$-

Amounts above were presented at their carrying value which the Company believed to be lower than their estimated fair value less costs to sell.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

Entry into Joint Venture Agreement

On March 11, 2015, the Company, through a wholly-owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisition Venture, LLC (the “Joint Venture Agreement”) to form a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P. (“Oaktree”), and GLB SGO, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (“GPP” and together with the Company and Oaktree, the “Members”). GPP is an affiliate of Glenborough and an affiliate of our Advisor.

The Joint Venture Agreement provides for the ownership and operation of SGO Retail Acquisition Venture, LLC (the “Joint Venture”), in which the Company owns a 19% interest, GPP owns a 1% interest, and Oaktree owns an 80% interest. In exchange for ownership in the Joint Venture, the Company contributed $4.5 million to the Joint Venture, which amount was credited against the proceeds received from its sale of the Initial Properties (as defined below) to the Joint Venture, GPP contributed $0.2 million to the Joint Venture, and Oaktree contributed $19.1 million to the Joint Venture. The Company advanced $7.0 million to Oaktree to finance a portion of Oaktree’s capital contribution to the Joint Venture in exchange for a recourse demand note from Oaktree at a rate of 7% interest. The Company has the right to call back the advanced funds upon 12 days written notice.

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

The closing of the sale was conditioned on the Joint Venture issuing the Company a 19% membership interest and GPP a 1% membership interest in the Joint Venture. The cash sale price for the Initial Properties was $22.0 million for Osceola Village, $23.1 million for Constitution Trail, and $8.5 million for Aurora Commons. Gross proceeds from the sale totaled $53.6 million of which $36.4 million was used to retire the notes payable balances associated with the Initial Properties, and $4.5 million was credited against the Company’s proceeds from the sale of the Initial Properties to the Joint Venture and served as the Company’s capital contribution to the Joint Venture.  As discussed above, another $7.0 million was loaned to Oaktree on a short-term demand note basis to enhance the Company’s short-term returns related to the proceeds of the Joint Venture. As of June 30, 2015, the $7.0 million note receivable remains outstanding, and $152,000 in related interest has been accrued. The note receivable asset and the remaining net proceeds, after the payment of closing costs and expenses, of $3.8 million are available to the Company as working capital and/or the possible acquisition of additional real estate assets.

Due to the related party membership interests in the Joint Venture, the sale of the Initial Properties is considered a partial sale in accordance with ASC Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales. The related party interests consist of the Company’s 19% and GPP’s 1% membership interests in the Joint Venture. As a result, the Company deferred $1.2 million, representing 20%, of the total realized gain from the sale of the Initial Properties to the Joint Venture.

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

The following table summarizes the Company’s investment in unconsolidated joint ventures as of June 30, 2015 and December 31, 2014:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
SGO Retail Acquisition Venture, LLC	3/11/2015	19%	n/a	$4,664,000	n/a
Total				$4,664,000	n/a

5. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2015, the leases at the Company’s properties included in investments in real estate have remaining terms (excluding options to extend) of up to 21 years with a weighted-average remaining term (excluding options to extend) of five years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled $182,000 and $437,000 as of June 30, 2015 and December 31, 2014, respectively.

As of June 30, 2015, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows:

July 1 through December 31, 2015	$3,507,000
2016	6,625,000
2017	5,668,000
2018	4,574,000
2019	3,964,000
Thereafter	10,538,000
Total	$34,876,000

6. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of June 30, 2015 and December 31, 2014, the Company’s acquired lease intangibles and below-market lease liabilities were as follows:

	Lease Intangibles		Below-Market Lease Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Cost	$8,601,000	$20,898,000	$(4,575,000)	$(6,991,000)
Accumulated amortization	(3,840,000)	(7,240,000)	1,118,000	1,450,000
Total	$4,761,000	$13,658,000	$(3,457,000)	$(5,541,000)

Increases (decreases) in net income (loss) as a result of amortization of the Company’s lease intangibles and below-market lease liabilities for the three and six months ended June 30, 2015 and 2014, were as follows:

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Amortization	$(357,000)	$(733,000)	$95,000	$132,000

	Lease Intangibles		Below-Market Lease Liabilities
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization	$(950,000)	$(1,472,000)	$212,000	$265,000

7. NOTES PAYABLE

As of June 30, 2015 and December 31, 2014, the Company’s notes payable consisted of the following:

	Principal Balance		Interest Rates At
	June 30, 2015	December 31, 2014	June 30, 2015
KeyBank credit facility	$-	$19,014,000	n/a
Secured term loans	41,456,000	57,116,000	4.10% - 4.45%
Mortgage loans	9,764,000	44,768,000	5.00%
Unsecured loans	1,250,000	1,250,000	8.00%
Total	$52,470,000	$122,148,000

During the three months ended June 30, 2015 and 2014, the Company incurred $1,354,000 and $2,224,000, respectively, of interest expense, which included the amortization of deferred financing costs of $125,000 and $204,000, respectively.

During the six months ended June 30, 2015 and 2014, the Company incurred $3,048,000 and $4,443,000, respectively, of interest expense, which included the amortization of deferred financing costs of $287,000 and $407,000, respectively.

As of June 30, 2015 and December 31, 2014, interest expense payable was $419,000 and $1,080,000, respectively.

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of June 30, 2015:

Amount
July 1 through December 31, 2015	$415,000
2016	864,000
2017	27,364,000
2018	473,000
2019	23,354,000
Thereafter	-
Total	$52,470,000

KeyBank Amended and Restated Credit Facility Agreement

The Company used a portion of the net sale proceeds from the sale of Constitution Trail and Aurora Commons on March 11, 2015 (see Note 4. “Investment in Unconsolidated Joint Venture”) to pay off the entire $19 million outstanding balance under the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank. The Company will maintain the Amended and Restated Credit Facility for future cash needs.

The Company entered into the Amended and Restated Credit Facility with KeyBank on August 4, 2014 to amend and restate the 2010 Credit Facility (defined below) in its entirety and to establish a revolving credit facility with an initial maximum aggregate commitment of $30 million (as adjusted, the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, the Company may request that the Facility Amount be increased to a maximum of $60 million. The Amended and Restated Credit Facility was initially secured by the San Jacinto Esplanade, Aurora Commons and Constitution Trail properties.

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

The Company has provided a guaranty of all of its obligations under the Amended and Restated Credit Facility and all other loan documents in connection with the Amended and Restated Credit Facility. The Company also paid Glenborough a financing coordination fee of $300,000 in connection with the Amended and Restated Credit Facility.

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

In connection with the Constitution Transaction, the entire outstanding notes payable balance secured by the Constitution Trail property was paid in full, and the associated $295,000 remaining in unamortized deferred financing costs was written off. The outstanding principal balance of the Amended and Restated Credit Facility was $20.8 million, as of August 4, 2014.

The original line of credit was entered into on December 17, 2010, between the Company, through its subsidiary, Secured Holdings, and KeyBank (and certain other lenders) to establish a secured revolving credit facility with an initial maximum aggregate commitment of $35 million (the “2010 Credit Facility”). On August 4, 2014, the 2010 Credit Facility was replaced by the Amended and Restated Credit Facility, and there were no remaining unamortized deferred financing costs associated with the 2010 Credit Facility at that time.

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

The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of June 30, 2015 and December 31, 2014:

June 30, 2015	Carrying Value (1)	Fair Value (2)
Notes Payable	$52,470,000	$53,808,000

December 31, 2014	Carrying Value (1)	Fair Value (2)
Notes Payable	$122,148,000	$123,511,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of June 30, 2015 and December 31, 2014.

(2)	The estimated fair value of the notes payable is based upon the indicative market prices of the Company’s notes payable based on prevailing market interest rates.

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

On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross offering proceeds of $104,700,000, 391,182 shares of common stock under its DRIP for gross offering proceeds of $3,600,000, and granted 50,000 shares of restricted stock. As of June 30, 2015, the Company had redeemed 238,324 shares sold in the Offering for $2,200,000.

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

The holders of common units, other than the Company and the holder of the special units, generally have the right to cause the OP to redeem all or a portion of their common units for, at the Company’s sole discretion, shares of the Company’s common stock, cash or a combination of both. If the Company elects to redeem common units for shares of common stock, the Company will generally deliver one share of common stock for each common unit redeemed. Holders of common units, other than the Company and the holders of the special units, may exercise their redemption rights at any time after one year following the date of issuance of their common units; provided, however, that a holder of common units may not deliver more than two redemption notices in a single calendar year and may not exercise a redemption right for less than 1,000 common units, unless such holder holds less than 1,000 common units, in which case, it must exercise its redemption right for all of its common units.

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

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of June 30, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

Share Redemption Program

On April 1, 2015, the board of directors of the Company approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “Amended and Restated SRP”). Under the Amended and Restated SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase by the Company. The number of shares to be redeemed is limited to the lesser of (i) a total of $2,000,000 for redemptions sought upon a stockholder’s death and a total of $1,000,000 for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year. Share repurchases pursuant to the share redemption program are made at the sole discretion of the Company. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the Amended and Restated SRP.

The redemption price for shares that are redeemed is 100% of the Company’s most recent estimated value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or disability, unless such death or disability occurred between January 15, 2013 and April 1, 2015, when the share redemption program was suspended. Any stockholder whose death or disability occurred during this time period must submit their redemption request within one year after the adoption of the Amended and Restated SRP.

The Amended and Restated SRP provides that any request to redeem less than $5,000 worth of shares will be treated as a request to redeem all of the stockholder’s shares. If the Company cannot honor all redemption requests received in a given quarter, all requests, including death and disability redemptions, will be honored on a pro rata basis. If the Company does not completely satisfy a redemption request in one quarter, it will treat the unsatisfied portion as a request for redemption in the next quarter when funds are available for redemption, unless the request is withdrawn. The Company may increase or decrease the amount of funding available for redemptions under the Amended and Restated SRP on ten business days’ notice to stockholders. Shares submitted for redemption during any quarter will be redeemed by the Company on the penultimate business day of such quarter. The record date for quarterly distributions has historically been and is expected to continue to be the last business day of each quarter; therefore, shares that are redeemed during any quarter are expected to be redeemed prior to the record date and thus would not be eligible to receive the distribution declared for such quarter.

The other material terms of the Amended and Restated SRP are consistent with the terms of the share redemption program that was in effect immediately prior to January 15, 2013.

During the three and six months ended June 30, 2015, the Company redeemed 77,916 shares of common stock for $554,000 under the Amended and Restated SRP. The Company did not redeem any shares during the three and six months ended June 30, 2014.

Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

Under the terms of the Amended and Restated Credit Facility, the Company may pay distributions to its investors so long as the total amount paid does not exceed 100% of the Adjusted Funds from Operations (on a trailing 12-month basis commencing on April 1, 2013), provided, however, that the Company is not restricted from making any distributions necessary in order to maintain its status as a REIT.  The Company’s board of directors evaluates the Company’s ability to make quarterly distributions based on the Company’s operational cash needs.

The following tables set forth the distributions declared to the Company’s common stockholders and Common Unit holders for the six months ended June 30, 2015, and the year ended December 31, 2014, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06000	$658,000	$26,000	$684,000
Second Quarter 2015	6/30/2015	7/31/2015	$0.06000	654,000	26,000	680,000
Total				$1,312,000	$52,000	$1,364,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05000	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	$0.06000	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	$0.06000	658,000	26,000	684,000
Fourth Quarter 2014	12/31/2014	1/31/2015	$0.06000	658,000	26,000	684,000
Total				$2,522,000	$100,000	$2,622,000

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

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator - basic and diluted
Net income (loss) from continuing operations	$(434,000)	$(1,664,000)	$2,688,000	$(3,840,000)
Net (income) loss attributable to non-controlling interests	15,000	72,000	(246,000)	161,000
Net income (loss) attributable to common shares	(419,000)	(1,592,000)	2,442,000	(3,679,000)
Net income (loss) from discontinued operations	-	(26,000)	-	3,152,000
Net income (loss) attributable to non-controlling interests	-	3,000	-	(486,000)
Net income (loss) attributable to common shares	$(419,000)	$(1,615,000)	$2,442,000	$(1,013,000)
Denominator - basic and diluted
Basic weighted average common shares	10,967,917	10,969,714	10,968,769	10,969,714
Effect of dilutive securities
Common Units (1)	-	-	-	-
Diluted weighted average common shares	10,967,917	10,969,714	10,968,769	10,969,714
Basic earnings (loss) per common share
Net earnings (loss) from continuing operations attributable to common shares	$(0.04)	$(0.15)	$0.22	$(0.34)
Net earnings from discontinued operations attributable to common shares	-	-	-	0.24
Net earnings (loss) attributable to common shares	$(0.04)	$(0.15)	$0.22	$(0.10)
Diluted earnings (loss) per common share
Net earnings (loss) from continuing operations attributable to common shares	$(0.04)	$(0.15)	$0.22	$(0.34)
Net earnings from discontinued operations attributable to common shares	-	-	-	0.24
Net earnings (loss) attributable to common shares	$(0.04)	$(0.15)	$0.22	$(0.10)

(1)	The effect of 431,896 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement Form S-11 have not been included as they would not be dilutive.

11. INCENTIVE AWARD PLAN

The Company adopted an incentive award plan on July 7, 2009 (the “Incentive Award Plan”) that provides for the grant of equity awards to its employees (should the Company ever have employees), directors and consultants and those of the Company’s affiliates. The Incentive Award Plan authorizes the grant of non-qualified and incentive stock options, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and other stock-based awards or cash-based awards. The Company has reserved 2,000,000 shares of common stock for stock grants pursuant to the Incentive Award Plan.

Pursuant to the Company’s Amended and Restated Independent Directors Compensation Plan, which is a sub-plan of the Incentive Award Plan (the “Directors Plan”), on November 12, 2009 the Company granted each of its independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of $2 million in gross offering proceeds in the Offering. Each new independent director that subsequently joined the board of directors received the initial restricted stock grant on the date he or she joined the board of directors. In addition, until February 2013, each director was granted an additional 2,500 shares of restricted stock upon his or her re-election to the board of directors. The restricted stock vests one-third on the date of grant and one-third on each of the next two anniversaries of the grant date. The restricted stock will become fully vested and non-forfeitable in the event of an independent director’s termination of service due to death or disability, or upon the occurrence of a change in control of the Company.

For the three and six months ended June 30, 2014, the Company recognized compensation expense of $6,000 and $14,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2014, all of the compensation expense related to non-vested shares of restricted common stock has been recognized, and there were no restricted stock grants issued during the three and six months ended June 30, 2015.

12. RELATED PARTY TRANSACTIONS

The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement which was renewed for an additional twelve months, beginning on August 10, 2015. Pursuant to the Advisory Agreement, the Company pays the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. In addition to the Advisory Agreement, the Company is party to certain property management agreements with Glenborough for the day-to-day management, operation and maintenance of certain properties. The fees related to the Advisory Agreement and property management agreements are discussed in detail below.

On July 9, 2013, SRT Manager, an affiliate of the Advisor, acquired an initial 12% membership interest in Secured Holdings, the Company’s wholly owned subsidiary. Following the Constitution Transaction on August 4, 2014 (see Note 7. “Notes Payable”), SRT Manager’s membership interests in Secured Holdings decreased to 8.33%, and following the sale of Secured Holding’s two properties to the Joint Venture (see Note 4. “Investment in Unconsolidated Joint Venture”), Secured Holdings paid SRT Manager approximately $2.1 million in full redemption of the then-current value of its remaining 8.33% membership interest in Secured Holdings.

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

On March 11, 2015, the Company sold Osceola Village, Constitution Trail, and Aurora Commons for the aggregate gross sales price of $53.6 million. The sale of the three properties was completed in connection with the formation of the Joint Venture as described in Note 4. “Investment in Unconsolidated Joint Venture.” The three properties were sold to the Joint Venture, and the closing of the sale was conditioned on the Company receiving a 19% membership interest in the Joint Venture. In exchange for this 19% membership interest, the Company contributed $4.5 million to the Joint Venture, which amount was credited against the proceeds the Company received from the sale of the three properties to the Joint Venture. Of the net sales proceeds from the sale of the three properties, $36.4 million was used by the Company to retire the debt associated with the sold properties.

Summary of Related Party Fees

Summarized below are the fees paid to the Advisor and other related party costs incurred by the Company for the three and six months ended June 30, 2015 and 2014, respectively, and payable as of June 30, 2015 and December 31, 2014:

	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
	2015	2014	2015	2014	2015	2014
Expensed
Asset management fees	$210,000	$314,000	$530,000	$643,000	$73,000	$-
Reimbursement of operating expenses	-	15,000	-	31,000	-	-
Property management fees	150,000	203,000	351,000	423,000	-	-
Disposition fees	-	-	525,000	211,000	-	-
Guaranty fees (1)	-	5,000	1,000	10,000	-	1,000
Total	$360,000	$537,000	$1,407,000	$1,318,000	$73,000	$1,000

Capitalized
Leasing commission fees	39,000	32,000	66,000	65,000	-	-
Legal leasing fees	18,000	75,000	56,000	100,000	-	-
Construction management fees	10,000	9,000	15,000	9,000	-	-
Financing fees	-	-	32,000	-	-	-
Total	$67,000	$116,000	$169,000	$174,000	$-	$-

(1)	The guaranty fees were paid to TNP LLC (see “Guaranty Fees” below for additional information), an affiliate of the Company’s prior advisor.

Asset Management Fee

Under the Advisory Agreement, the Advisor is entitled to receive an asset management fee equal to a monthly fee of one-twelfth (1/12th) of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non-cash reserves and depreciation) of all investments the Company owns, including any debt attributable to such investments; or (2) the fair market value of investments (before non-cash reserves and deprecation) if the Company’s board of directors has authorized the estimate of a fair market value of the Company’s investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year. See the Summary of Related Party Fees table above for incurred asset management fees for the three and six months ended June 30, 2015 and 2014.

Reimbursement of Operating Expenses

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s total operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeded the greater of (1) 2% of its average invested assets (as defined in the Charter); or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Guideline”). The Advisor is required to reimburse the Company quarterly for any amounts by which total operating expenses exceed the 2%/25% Guideline in the previous expense year that the independent directors do not approve. The Company will not reimburse the Advisor for any of its personnel costs or other overhead costs except for customary reimbursements for personnel costs under property management agreements entered into between the OP and the Advisor or its affiliates. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Guideline if a majority of the independent directors determine that such excess expenses are justified based on unusual and non-recurring factors.

For the three and six months ended June 30, 2015 and 2014, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.

Property Management Fee

Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive property management fees calculated at a maximum of up to 4% of the properties’ gross revenue. The property management agreements with Glenborough have been renewed for an additional twelve months, beginning on August 10, 2015. See the Summary of Related Party Fees table above for incurred property management fees for the three and six months ended June 30, 2015 and 2014.

Acquisition and Origination Fee

Under the Advisory Agreement, the Advisor is entitled to receive acquisition fees and origination fees. The acquisition fees are equal to 1% of the costs of investments acquired, including acquisition expenses and any debt attributable to such investments. There were no acquisition fees incurred for the three and six months ended June 30, 2015 and 2014.

Origination fees are equal to 1% of the amount funded by the Company to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. There were no origination fees incurred for the three and six months ended June 30, 2015 and 2014.

Disposition Fee

Under the Advisory Agreement, if the Advisor or its affiliates provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, the Advisor or its affiliates may be paid disposition fees up to 50% of a customary and competitive real estate commission, but not to exceed 3% of the contract sales price of each property sold. See the Summary of Related Party Fees table above for incurred disposition fees for the three and six months ended June 30, 2015 and 2014.

Financing Coordination Fee

Under the Advisory Agreement, the Advisor is entitled to receive a financing coordination fee equal to 1% of the amount made available and/or outstanding under any (1) financing obtained or assumed, directly or indirectly, by the Company or the OP and used to acquire or originate investments; or (2) the refinancing of any financing obtained or assumed, directly or indirectly, by the Company or the OP. There were no financing fees for the six months ended June 30, 2014 and for the three months ended June 30, 2015 and 2014. See the Summary of Related Party Fees table above for financing fees incurred for the six months ended June 30, 2015.

Leasing Commission Fee

Under the property management agreements, Glenborough is entitled to receive a separate fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants in an amount not to exceed the fee customarily charged by similarly situated parties rendering similar services in the same geographic area for similar properties. See the Summary of Related Party Fees table above for incurred leasing commission fees for the three and six months ended June 30, 2015 and 2014.

Legal Leasing Fee

Under the property management agreements, Glenborough is entitled to receive a market-based legal leasing fee for the negotiation and production of new leases, renewals, and amendments. See the Summary of Related Party Fees table above for incurred legal leasing fees for the three and six months ended June 30, 2015 and 2014.

Construction Management Fee

In connection with the construction or repair in or about a property, the property manager is responsible for coordinating and facilitating the planning and the performance of all construction and is entitled to receive a fee equal to 5% of the hard costs for the project in question. See the Summary of Related Party Fees table for incurred construction management fees for the three and six months ended June 30, 2015 and 2014.

Guaranty Fees

In connection with certain acquisition financings, the Company’s former chairman and former co-chief executive officer and/or TNP LLC had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. In March 2015, the Company retired the outstanding notes payable related to Osceola Village resulting in the expiration of the remaining guaranty agreement. See the Summary of Related Party Fees table above for incurred guaranty fees for the three and six months ended June 30, 2015 and 2014.

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

The Company is able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by paying a “deficiency dividend,” which would be distributed in respect of all of our common shares pro rata and included in the Company’s deduction for dividends paid in 2011.  The Company has obtained a private letter ruling (a “PLR”) from the IRS to the effect that such deficiency dividend can be satisfied via a distribution comprised, at the option of the stockholders, of either cash and/or common stock, where the cash is no less than 20% of the entire distribution.  The amount of this deficiency dividend has been set at $2,248,000 and will be recorded by the Company once declared which is expected to occur in the third quarter of 2015. The Company is also required to pay an interest-like penalty to the IRS based on this amount, which has been estimated to be $440,000 if paid by October 31, 2015.  $405,000 has been estimated as due through June 30, 2015 and has been accordingly accrued by the Company.

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

Economic Dependency

As disclosed in Note 1. “Organization and Business”, the Company is managed by an external advisor. The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments, management of the daily operations of the Company’s real estate and real estate-related investment portfolio, and other general and administrative responsibilities. In the event that the Advisor and its affiliates are unable to provide such services to the Company, the Company will be required to obtain such services from other sources.

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

Legal Matters

The Company continues to be a party to, or have a financial interest in, the securities litigation previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K. There were no material developments in the securities litigation during the six months ended June 30, 2015, apart from what was disclosed in the Company’s 2014 Annual Report on Form 10-K.

14. SUBSEQUENT EVENTS

Distributions

On July 31, 2015, the Company paid a second quarter distribution in the amount of $0.06 per share to stockholders of record as of June 30, 2015, totaling $680,000.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Our executive officers and certain other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor. As a result, they face conflicts of interest, including conflicts created by our advisor’s compensation arrangements with us and conflicts in allocating time among us and other programs and business activities.

•	Our initial public offering has terminated and we are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to continue to acquire real properties or other real estate-related assets, or to invest in entities that own real estate, or to fund or expand our operations or to pay distributions to our stockholders could be adversely affected.

•	We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service and our ability to pay distributions to our stockholders.

•	Our current and future investments in real estate and other real estate-related investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties could decrease. Such events would make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.

•	Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indices. Increases in these indices could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.

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

Overview

Strategic Realty Trust, Inc. is a Maryland corporation formed on September 18, 2008, to invest in directly or indirectly, and manage a portfolio of income-producing retail properties, located in the United States, and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 2009. As used herein, the terms “we,” “our,” “us,” and “Company” refer to Strategic Realty Trust, Inc., formerly TNP Strategic Retail Trust, Inc., and, as required by context, Strategic Realty Operating Partnership, L.P., formerly TNP Strategic Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership” or “OP”, and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership.

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

From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, we have sold 10,688,940 shares of common stock in our primary offering for gross offering proceeds of $104,700,000, 391,182 shares of common stock under our DRIP for gross offering proceeds of $3,600,000, and granted 50,000 shares of restricted stock. As of June 30, 2015, we have redeemed 238,324 shares sold in the Offering for $2,200,000.

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

Our office is located at 400 South El Camino Real, Suite 1100, San Mateo, California 94402, and our main telephone number is (650) 343-9300.

Properties

As of June 30, 2015, our portfolio included 12 retail properties, including four properties classified as held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 1,060,000 square feet of single- and multi-tenant, commercial retail space located in 9 states. We purchased our properties for an aggregate purchase price of $135,760,000. As of June 30, 2015 there was $85,164,000 indebtedness on our properties and properties held for sale. As of December 31, 2014, there was $122,148,000 of indebtedness on our properties. As of June 30, 2015 and December 31, 2014, approximately 90% and 88% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately six and seven years, respectively.

Property Name	Location	Feet (1)	Leased (2)	(Sq. Foot)	Tenant	Acquired	Price (4) (5)	Debt (6)
Real Estate Investments
Pinehurst Square	Bismarck, ND	114,102	99%	$14.55	TJ Maxx	5/26/11	$15,000,000	$9,967,000
Cochran Bypass	Chester, SC	45,817	100%	$5.11	Bi-Lo	7/14/11	2,585,000	1,524,000
Topaz Marketplace	Hesperia, CA	50,699	59%	$24.28	n/a	9/23/11	13,500,000	7,834,000
Morningside Marketplace	Fontana, CA	76,923	96%	$15.54	Ralphs	1/9/12	18,050,000	8,700,000
Woodland West Marketplace	Arlington, TX	175,168	80%	$9.08	Tom Thumb	2/3/12	13,950,000	9,764,000
Ensenada Square	Arlington, TX	62,628	97%	$7.23	Kroger	2/27/12	5,025,000	3,017,000
Shops at Turkey Creek	Knoxville, TN	16,324	100%	$24.88	n/a	3/12/12	4,300,000	2,730,000
Florissant Marketplace	Florissant, MO	146,257	100%	$9.75	Schnucks	5/16/12	15,250,000	8,934,000
		687,918	91%	$11.66			87,660,000	$52,470,000

Properties Held for Sale
Bloomingdale Hills	Riverside, FL	78,442	95%	$8.21	Walmart	6/18/12	$9,300,000	$5,468,000
Moreno Marketplace	Moreno Valley, CA	77,763	89%	$19.58	Stater Brothers	11/19/09	12,500,000	9,084,000
Northgate Plaza	Tucson, AZ	103,492	88%	$9.92	Walmart	7/6/10	8,050,000	6,181,000
Summit Point	Fayetteville, GA	111,970	83%	$13.36	Publix	12/21/11	18,250,000	11,961,000
		371,667	89%	$12.54			48,100,000	$32,694,000

		1,060,000					$135,760,000	$85,164,000

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of June 30, 2015.

(3)	Effective rent per square foot is calculated by dividing the annualized June 2015 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Pinehurst Square and Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)	These amounts represent the original purchase price and not the current carrying value due to pad sales at Morningside Marketplace.

(6)	Debt represents the outstanding balance as of June 30, 2015. For more information on our financing, see Note 7. “Notes Payable” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended June 30, 2015, versus the three months ended June 30, 2014

The following table provides summary information about our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Rental revenue and reimbursements	$3,921,000	$5,180,000	$(1,259,000)	(24.3)%
Operating and maintenance expenses	1,441,000	1,775,000	(334,000)	(18.8)%
General and administrative expenses	769,000	825,000	(56,000)	(6.8)%
Depreciation and amortization expenses	1,162,000	2,020,000	(858,000)	(42.5)%
Interest expense	1,354,000	2,224,000	(870,000)	(39.1)%
Operating loss	(805,000)	(1,664,000)	(859,000)	(51.6)%
Other income, net	371,000	-	371,000	100.0%
Loss from continuing operations	(434,000)	(1,664,000)	(488,000)	(29.3)%
Loss from discontinued operations	-	(26,000)	(26,000)	(100.0)%
Net loss	$(434,000)	$(1,690,000)	$(1,256,000)	(74.3)%

Our results of operations for the three months ended June 30, 2015, are not necessarily indicative of those expected in future periods.

Revenue

Revenues decreased by $1,259,0000 to $3,921,000 during the three months ended June 30, 2015 compared to $5,180,000 for the three months ended June 30, 2014. The decrease was primarily due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014. The sale of the three properties in March 2015 was completed in connection with the formation of the joint venture as described in Note 4. “Investment in Unconsolidated Joint Venture” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Operating and maintenance expenses

Operating and maintenance expenses decreased by $334,000 to $1,441,000 during the three months ended June 30, 2015 compared to $1,775,000 for the three months ended June 30, 2014. The decrease was primarily attributed to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014. The sale of the three properties in March 2015 was completed in connection with the formation of the joint venture as described in Note 4. “Investment in Unconsolidated Joint Venture” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

General and administrative expenses

General and administrative expenses were $769,000 during the three months ended June 30, 2015 compared to $825,000 for the three months ended June 30, 2014, a decrease of $56,000. The decrease was primarily attributed to a $107,000 decrease in asset management fees due to properties sold, offset by $81,000 in legal costs incurred in the first quarter of 2015 related to the pending settlement of our securities litigation previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased by $858,000 to $1,162,000 during the three months ended June 30, 2015 compared to $2,020,000 for the three months ended June 30, 2014. The decrease was attributed to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, the sale of San Jacinto Esplanade in November 2014, the cessation of depreciation and amortization of the properties held for sale, and a reduction in the amortization of lease intangibles resulting from maturing leases.

Interest expense

Interest expense decreased by $870,000 to $1,354,000 during the three months ended June 30, 2015 compared to $2,224,000 for the three months ended June 30, 2014. The decrease was primarily due to the reduction in interest rate resulting from the August 2014 refinancing of the KeyBank line of credit and pay down of debt resulting from the sales of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014.

Other income, net

Other income for the three months ended June 30, 2015 represents the allocation of income attributed to our investment in the unconsolidated joint venture, and the net gain and the write-off of unamortized loan fees recorded on the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015.

Discontinued operations

Prior to the adoption of Accounting Standards Update No. 2014-08 on April 30, 2014, we recorded the property disposals as discontinued operations on the consolidated statements of operations. As a result, the operating results of Visalia Marketplace for the three months ended June 30, 2014 and the recorded gain from the January 2014 sale of Visalia Marketplace were included in discontinued operations on the consolidated statements of operations in the first quarter of 2014. There was no income or loss from discontinued operations for the three months ended June 30, 2015.

Comparison of the six months ended June 30, 2015 versus the six months ended June 30, 2014

The following table provides summary information about our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Rental revenue and reimbursements	$8,725,000	$10,491,000	$(1,766,000)	(16.8)%
Operating and maintenance expenses	3,216,000	3,693,000	(477,000)	(12.9)%
General and administrative expenses	1,535,000	2,185,000	(650,000)	(29.7)%
Depreciation and amortization expenses	3,030,000	4,010,000	(980,000)	(24.4)%
Interest expense	3,048,000	4,443,000	(1,395,000)	(31.4)%
Operating loss	(2,104,000)	(3,840,000)	(1,736,000)	(45.2)%
Other income, net	4,792,000	-	4,792,000	100.0%
Income (loss) from continuing operations	2,688,000	(3,840,000)	3,056,000	79.6%
Gain from discontinued operations	-	3,152,000	3,152,000	(100.0)%
Net income	$2,688,000	$(688,000)	$(3,376,000)	(490.7)%

Our results of operations for the six months ended June 30, 2015, are not necessarily indicative of those expected in future periods.

Revenue

Revenues decreased by $1,766,000 to $8,725,000 during the six months ended June 30, 2015 compared to $10,491,000 for the six months ended June 30, 2014. The decrease was primarily due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014. The sale of the three properties in March 2015 was completed in connection with the formation of the joint venture as described in Note 4. “Investment in Unconsolidated Joint Venture” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Operating and maintenance expenses

Operating and maintenance expenses decreased by $477,000 to $3,216,000 during the six months ended June 30, 2015 compared to $3,693,000 for the six months ended June 30, 2014. The decrease was primarily attributed to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014.

General and administrative expenses

General and administrative expenses were $1,535,000 during the six months ended June 30, 2015 compared to $2,185,000 for the six months ended June 30, 2014, a decrease of $650,000. The decrease was primarily attributed to proxy contest and settlement costs of $417,000 incurred during the six months ended June 30, 2014, a $112,000 decrease in asset management fees due to property sales, and decreases in audit, tax and other legal expenses totaling $127,000.

Depreciation and amortization expenses

Depreciation and amortization expenses decreased by $980,000 to $3,030,000 during the six months ended June 30, 2015 compared to $4,010,000 for the six months ended June 30, 2014. The decrease was attributed to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, the sale of San Jacinto Esplanade in November 2014, the cessation of depreciation and amortization of the properties held for sale, and a reduction in the amortization of lease intangibles resulting from maturing leases.

Interest expense

Interest expense decreased by $1,395,000 to $3,048,000 during the six months ended June 30, 2015 compared to $4,443,000 for the six months ended June 30, 2014. The decrease was primarily due to the reduction in interest rate resulting from the August 2014 refinancing of the KeyBank line of credit and pay down of debt resulting from the sales of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and San Jacinto Esplanade in November 2014.

Other income, net

Other income for the six months ended June 30, 2015 represents the allocation of income attributed to our investment in the unconsolidated joint venture, and the net gain and the write-off of unamortized loan fees recorded on the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015.

Discontinued operations

Prior to the adoption of Accounting Standards Update No. 2014-08 on April 30, 2014, we recorded the property disposals as discontinued operations on the consolidated statements of operations. As a result, the operating results of Visalia Marketplace for the six months ended June 30, 2014 and the recorded gain from the January 2014 sale of Visalia Marketplace were included in discontinued operations on the consolidated statements of operations in 2014. There was no income or loss from discontinued operations for the six months ended June 30, 2015.

Liquidity and Capital Resources

As of June 30, 2015, our portfolio included 12 retail properties, with a net carrying value aggregating $106,020,000. Four of these properties, with a net carrying value aggregating approximately $38,959,000 are currently classified as assets held for sale. Since our inception, our principal demand for funds has been for the acquisition of real estate, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. During our offering stage proceeds from our initial public offering were available to fund our cash needs. Since the termination of our offering in February 2013, offering proceeds have been unavailable to fund our cash needs. We have used and expect to continue to use debt financing, net sales proceeds and cash flow from operations to fund our cash needs.

On March 11, 2015, we completed the sale of three of our properties for an aggregate gross sales price of $53.6 million and utilized the net proceeds to reduce our debt and establish a joint venture with an affiliate of Oaktree Capital Management L.P., a well-respected and leading global alternative investment management firm. We expect to utilize any remaining proceeds to invest in other real estate and fund death and qualifying disability redemptions under our share redemption program.

As of June 30, 2015, our cash and cash equivalents were $3,581,000 and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was $5,342,000. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2015, our borrowings did not exceed 300% of the value of our net assets.

Cash Flows from Operating Activities

During the six months ended June 30, 2015, net cash used in operating activities was $173,000, compared to net cash provided by operating activities of $44,000 during the six months ended June 30, 2014, an increase in net cash used of $217,000. The increase in net cash used was primarily due to the significant collection of aged tenant receivables in the six months ended June 30, 2014.

Cash Flows from Investing Activities

During the six months ended June 30, 2015, net cash provided by investing activities was $41,609,000 compared to $18,976,000 during the six months ended June 30, 2014, an increase in net cash flows provided by investing activities of $22,633,000. The increase was primarily due to net proceeds, before the pay down of debt, from the sale of Aurora Commons, Constitution Trail, and Osceola Village of $53,058,000 during the six months ended June 30, 2015 compared to net proceeds of $20,455,000, before the pay down of debt, from the sale of Visalia Marketplace during the six months ended June 30, 2014. This increase was partially offset by cash used for the issuance of a $7,000,000 note receivable to Oaktree Real Estate Opportunities Fund VI, L.P. and a $4,555,000 investment in a joint venture.

Cash Flows from Financing Activities

During the six months ended June 30, 2015, net cash used in financing activities was $41,066,000, compared to $18,225,000 used during the six months ended June 30, 2014, an increase of $22,841,000. The increase was primarily due to the redemption of member interests in SRT Secured Holding Manager, LLC, an affiliate of Glenborough in the amount of $2,102,000, the redemption of common shares under our Amended and Restated RSP for $554,000 and the repayment of notes payable in the amount of $36,984,000 related to the sale of Aurora Commons, Constitution Trail, and Osceola Village compared to the repayment of notes payable in the amount of $17,022,000 related to the sale of Visalia Marketplace for the six months ended June 30, 2014.

Short-term Liquidity and Capital Resources

Our principal short-term demand for funds is for the payment of operating expenses, the payment of principal and interest on our outstanding indebtedness, and distributions. To date, our cash needs for operations have been covered from cash provided by property operations, the sales of properties and the sale of shares of our common stock. Due to the termination of our initial public offering on February 7, 2013, we may fund our short-term operating cash needs from operations, from the sales of properties and from debt. On May 15, 2015, we declared a quarterly distribution to stockholders totaling $680,000, and we will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, debt and sales of properties. Until the termination of our initial public offering on February 7, 2013, our cash needs for acquisitions were satisfied from the net proceeds of the public offering and from debt financings. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Note 7. “Notes Payable” to our consolidated financial statements included in our 2014 Annual Report on Form 10-K for additional information on the maturity dates and terms of our outstanding indebtedness.

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

We have provided a guaranty of all of its obligations under the Amended and Restated Credit Facility and all other loan documents in connection with the Amended and Restated Credit Facility. We also paid Glenborough a financing coordination fee of $300,000 in connection with the Amended and Restated Credit Facility.

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

In connection with the Constitution Transaction, the entire outstanding notes payable balance secured by the Constitution Trail property was paid in full, and the associated $295,000 remaining in unamortized deferred financing costs was written off. The outstanding principal balance of the Amended and Restated Credit Facility was $20.8 million, as of August 4, 2014.

The original line of credit was entered into on December 17, 2010 between the Company, through its subsidiary, Secured Holdings, and KeyBank (and certain other lenders) to establish a secured revolving credit facility with an initial maximum aggregate commitment of $35 million (the “2010 Credit Facility”). On August 4, 2014, the 2010 Credit Facility was replaced by the Amended and Restated Credit Facility, and there were no remaining unamortized deferred financing costs associated with the 2010 Credit Facility at that time.

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

We are able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by paying a “deficiency dividend,” which would be distributed in respect of all of our common shares pro rata and included in our deduction for dividends paid for 2011.  We have obtained a private letter ruling (a “PLR”) from the IRS to the effect that such deficiency dividend can be satisfied via a distribution comprised, at the option of the stockholders, of either cash and/or common stock, where the cash is no less than 20% of the entire distribution. The amount of the deficiency dividend has been set at $2,248,000, and we will record this once declared, which we expect to occur in the third quarter of 2015. We are also required to pay an interest-like penalty to the IRS based on this amount, which has been estimated to be $440,000 if paid by October 31, 2015. We have estimated a penalty of $405,000 as due through June 30, 2015 and have accordingly accrued this amount. A mailing will be sent to shareholders shortly, with a further description of the deficiency dividend and options available to shareholders.

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

Interim Financial Information

The financial information as of and for the period ended June 30, 2015, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and six months ended June 30, 2015. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K.

Guidelines on Total Operating Expenses

We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the twelve months ended June 30, 2015, our total operating expenses did not exceed the 2%/25% Guidelines.

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

The following tables set forth the distributions declared to our common stockholders and common unit holders for the six months ended June 30, 2015, and the year ended December 31, 2014, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06000	$658,000	$26,000	$684,000
Second Quarter 2015	6/30/2015	7/31/2015	$0.06000	654,000	26,000	680,000
Total				$1,312,000	$52,000	$1,364,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05000	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	$0.06000	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	$0.06000	658,000	26,000	684,000
Fourth Quarter 2014	12/31/2014	1/31/2015	$0.06000	658,000	26,000	684,000
Total				$2,522,000	$100,000	$2,622,000

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure where the price of a share of common stock during the offering stage was a stated value and there were no regular net asset value determinations during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO. In addition, neither FFO nor MFFO reflect adjustments for the operations of properties sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of FFO and MFFO related to properties sold or held for sale as of June 30, 2015.

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

Our calculation of FFO, MFFO and adjusted MFFO and the reconciliation to net income (loss) attributable to common shares is presented in the following table for the three and six months ended June 30, 2015 and 2014:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
FFO, MFFO and Adjusted MFFO	2015	2014	2015	2014
Net income (loss) attributable to common shares	$(419,000)	$(1,615,000)	$2,442,000	$(1,013,000)
Adjustments (1):
Gain on disposal of assets (2)	(89,000)	-	(4,380,000)	(2,688,000)
Adjustment to reflect FFO of unconsolidated joint venture (3)	107,000	-	135,000	-
Depreciation of real estate	840,000	1,415,000	2,200,000	2,798,000
Amortization of in place leases and other intangibles	322,000	605,000	830,000	1,212,000
FFO attributable to common shares	761,000	405,000	1,227,000	309,000

FFO per common share - basic	$0.07	$0.04	$0.11	$0.03

Adjustments:
Straight-line rent (4)	(21,000)	(70,000)	(51,000)	(200,000)
Amortization of above-market leases (5)	35,000	153,000	137,000	311,000
Amortization of below-market leases (5)	(95,000)	(132,000)	(212,000)	(265,000)
Realized losses from the early extinguishment of debt (6)	(33,000)	-	200,000	-
Adjustment to reflect MFFO of unconsolidated joint venture (7)	-	-	135,000	-
MFFO	647,000	356,000	1,436,000	155,000

MFFO per share - basic	$0.06	$0.03	$0.13	$0.01

Adjustments:
Amortization of deferred financing costs (8)	125,000	204,000	287,000	407,000
Non-recurring default interest, penalties and fees (9)	-	70,000	-	171,000
Adjusted MFFO	$772,000	$630,000	$1,723,000	$733,000

Adjusted MFFO per share - basic	$0.07	$0.06	$0.16	$0.07

Net earnings (loss) per share attributable to common shares - basic	$(0.04)	$(0.15)	$0.22	$(0.10)

Weighted average common shares outstanding - basic	10,967,917	10,969,714	10,968,769	10,969,714

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO.

(2)	The (gain)/loss on disposal of assets is attributable to common shares only.

(3)	Adjustment to reflect the FFO of the unconsolidated joint venture allocable to us. Our investment in the joint venture is accounted for under the equity method of accounting.

(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(5)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(6)	We exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our core business platform, or real estate operating portfolio. This item includes the write-off of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

(7)	Adjustment to reflect the MFFO of the unconsolidated joint venture allocable to us. Our investment in the joint venture is accounted for under the equity method of accounting.

(8)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.

(9)	This item relates to the forbearance fees paid in connection with resolving the related default under the 2010 Credit Facility. Management believes that the expense can be characterized as non-recurring based on our history and the infrequent nature of such events, and are not indicative of the true cost of financing our properties or our on-going operations going forward. As such, these items were excluded to provide investors with a more useful measure of our operating performance.

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

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, except as disclosed in Note 13. “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Subsequent Events

Distributions

On July 31, 2015, we paid a first quarter distribution in the amount of $0.06 per share to stockholders of record as of June 30, 2015, totaling $680,000.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the second quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We continue to be a party to, or have a financial interest in, the securities litigation previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K. During the three months ended June 30, 2015 the settlement agreed to by the parties was embodied in a definitive settlement agreement and a date of October 15, 2015 has been set for the final court approval of the settlement. We can provide no assurances that the Court will approve the proposed settlement.

ITEM 1A.	RISK FACTORS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933.

On April 1, 2015, our board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “Amended and Restated SRP”). Under the Amended and Restated SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase. The number of shares to be redeemed is limited to the lesser of (i) a total of $2,000,000 for redemptions sought upon a stockholder’s death and a total of $1,000,000 for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. Share repurchases pursuant to the share redemption program are made in our sole discretion. We will not redeem any share that has been transferred for value by a stockholder. After a transfer for value, the transferee and all subsequent holders of the share are not eligible to participate in the Amended and Restated SRP with respect to the shares so transferred. We reserve the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the Amended and Restated SRP.

The redemption price for shares that are redeemed is 100% of our most recent estimated value per share as of the applicable redemption date.

During the quarter ended June 30, 2015, we redeemed shares as follows:

			Total Number of Shares
			Purchased as Part of a	Approximate Dollar Value of
	Total Number of	Average Price	Publicly Announced Plan	Shares That May Yet be
Period	Shares Redeemed (1)	Paid per Share	or Program (2)	Redeemed Under the Program (3)
April 2015	-	$-	-	$3,000,000
May 2015	-	$-	-	$3,000,000
June 2015	77,916	$7.11	77,916	$2,456,000
Total	77,916		77,916

(1)   All purchases of equity securities by us in the three months ended June 30, 2015, were made pursuant to the Amended and Restated SRP.

(2)   We previously announced a share redemption program in connection with our initial public offering. The program was suspended in January 2013 and reinstated by the board in April 2015.

(3)   We currently limit the dollar value and number of shares that may yet be redeemed under the program as described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

As of the three months ended June 30, 2015, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2015.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975))
3.1.2	Articles of Amendment, dated August 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)
3.1.3	Articles Supplementary, dated November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2013)
3.1.4	Articles Supplementary, dated January 22, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted April 1, 2015 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 9, 2015)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document