Form 10-Q
period 2015-09-30
Strategic Realty Trust, Inc.
filed 2015-11-13
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, there were 11,165,527 shares of the Registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2014, as filed with the SEC on March 27, 2015 (the “2014 Annual Report on Form 10-K”). The financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Investments in real estate
Land	$15,981,000	$45,740,000
Building and improvements	56,158,000	109,998,000
Tenant improvements	3,782,000	10,267,000
	75,921,000	166,005,000
Accumulated depreciation	(9,551,000)	(16,717,000)
Investments in real estate, net	66,370,000	149,288,000
Cash and cash equivalents	4,947,000	3,211,000
Restricted cash	5,733,000	5,163,000
Prepaid expenses and other assets, net	310,000	1,363,000
Tenant receivables, net	1,329,000	2,678,000
Note receivable and related accrued interest	2,765,000	-
Investment in unconsolidated joint ventures	7,171,000	-
Lease intangibles, net	4,500,000	13,658,000
Assets held for sale	43,905,000	342,000
Deferred financing costs, net	1,006,000	1,788,000
TOTAL ASSETS	$138,036,000	$177,491,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable	$52,272,000	$122,148,000
Accounts payable and accrued expenses	4,012,000	2,516,000
Amounts due to affiliates	328,000	1,000
Other liabilities	2,242,000	1,767,000
Liabilities related to assets held for sale	34,515,000	-
Below market lease intangibles, net	3,379,000	5,541,000
Deferred gain on sale of properties to unconsolidated joint venture	1,225,000	-
TOTAL LIABILITIES	97,973,000	131,973,000
Commitments and contingencies (Note 13)
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,891,798 and 10,969,714 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	109,000	110,000
Additional paid-in capital	95,726,000	96,279,000
Accumulated deficit	(57,316,000)	(54,451,000)
Total stockholders' equity	38,519,000	41,938,000
Non-controlling interests	1,544,000	3,580,000
TOTAL EQUITY	40,063,000	45,518,000
TOTAL LIABILITIES AND EQUITY	$138,036,000	$177,491,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Rental and reimbursements	$3,967,000	$5,834,000	$12,692,000	$16,325,000
Expense:
Operating and maintenance	1,351,000	2,163,000	4,567,000	5,856,000
General and administrative	1,024,000	1,148,000	2,559,000	3,333,000
Depreciation and amortization	913,000	1,959,000	3,943,000	5,969,000
Transaction expense	134,000	-	134,000	-
Interest expense	1,358,000	2,062,000	4,406,000	6,505,000
	4,780,000	7,332,000	15,609,000	21,663,000
Operating loss	(813,000)	(1,498,000)	(2,917,000)	(5,338,000)

Other income (loss):
Equity in loss of unconsolidated joint ventures	(296,000)	-	(186,000)	-
Gain on disposal of real estate	18,000	-	4,900,000	-
Other expense	(42,000)	(434,000)	(42,000)	(434,000)
Loss on impairment of real estate	-	(3,900,000)	-	(3,900,000)
Loss on extinguishment of debt	-	(295,000)	(200,000)	(295,000)
Income (loss) from continuing operations	(1,133,000)	(6,127,000)	1,555,000	(9,967,000)

Discontinued operations:
Income (loss) from discontinued operations	-	13,000	-	(27,000)
Gain (loss) on impairment and disposal of real estate	-	(108,000)	-	3,084,000
Income (loss) from discontinued operations	-	(95,000)	-	3,057,000

Net income (loss)	(1,133,000)	(6,222,000)	1,555,000	(6,910,000)
Net income (loss) attributable to non-controlling interests	(40,000)	(465,000)	206,000	(140,000)
Net income (loss) attributable to common stockholders	$(1,093,000)	$(5,757,000)	$1,349,000	$(6,770,000)

Basic earnings (loss) per common share:
Continuing operations	$(0.10)	$(0.52)	$0.12	$(0.85)
Discontinued operations	-	(0.01)	-	0.23
Net earnings (loss) attributable to common shares	$(0.10)	$(0.53)	$0.12	$(0.62)

Diluted earnings (loss) per common share:
Continuing operations	$(0.10)	$(0.52)	$0.12	$(0.85)
Discontinued operations	-	(0.01)	-	0.23
Net earnings (loss) attributable to common shares	$(0.10)	$(0.53)	$0.12	$(0.62)

Weighted average shares outstanding used to calculate earnings (loss) per common share:
Basic and diluted	10,891,714	10,969,714	10,942,802	10,969,714

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					Total
	Number of		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Shares	Par Value	Paid-in Capital	Deficit	Equity	Interests	Equity
BALANCE — December 31, 2014	10,969,714	$110,000	$96,279,000	$(54,451,000)	$41,938,000	$3,580,000	$45,518,000
Redemption of member interests	-	-	-	-	-	(2,102,000)	(2,102,000)
Quarterly distribution	-	-	-	(1,966,000)	(1,966,000)	(140,000)	(2,106,000)
Special distribution	-	-	-	(2,248,000)	(2,248,000)	-	(2,248,000)
Redemption of common shares	(77,916)	(1,000)	(553,000)	-	(554,000)	-	(554,000)
Net income	-	-	-	1,349,000	1,349,000	206,000	1,555,000
BALANCE — September 30, 2015	10,891,798	$109,000	$95,726,000	$(57,316,000)	$38,519,000	$1,544,000	$40,063,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$1,555,000	$(6,910,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Net (gain) loss on impairment and disposal of real estate	(4,900,000)	816,000
Loss on extinguishment of debt	200,000	295,000
Equity in loss of unconsolidated joint ventures	186,000	-
Straight-line rent	(97,000)	(213,000)
Amortization of deferred costs and notes payable premium/discount	415,000	584,000
Depreciation and amortization	3,943,000	5,969,000
Amortization of above and below-market leases	(127,000)	55,000
Bad debt expense (income)	(1,000)	(200,000)
Stock-based compensation expense	-	18,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	260,000	80,000
Tenant receivables	243,000	890,000
Interest income on note receivable	(265,000)	-
Prepaid rent	(96,000)	(227,000)
Accounts payable and accrued expenses	(752,000)	70,000
Amounts due to affiliates	327,000	(224,000)
Other liabilities	951,000	344,000
Net change in restricted cash for operational expenditures	(1,272,000)	(1,159,000)
Net cash provided by operating activities	570,000	188,000

Cash flows from investing activities:
Net proceeds from the sale of real estate	53,066,000	20,347,000
Improvements, capital expenditures, and leasing costs	(674,000)	(1,519,000)
Investment in unconsolidated joint ventures	(7,630,000)	-
Dividend from unconsolidated joint ventures	273,000	-
Issuance of note receivable	(7,000,000)	-
Principal payment received on note receivable	4,500,000	-
Net change in restricted cash for capital expenditures	702,000	(494,000)
Net cash provided by investing activities	43,237,000	18,334,000

Cash flows from financing activities:
Redemption of member interests	(2,102,000)	-
Redemption of common shares	(554,000)	-
Quartertly distributions	(2,106,000)	(1,905,000)
Proceeds from notes payable	-	17,400,000
Payment of loan fees and financing costs	-	(767,000)
Repayment of notes payable	(37,309,000)	(32,222,000)
Net cash used in financing activities	(42,071,000)	(17,494,000)

Net increase in cash and cash equivalents	1,736,000	1,028,000
Cash and cash equivalents – beginning of period	3,211,000	2,233,000
Cash and cash equivalents – end of period	$4,947,000	$3,261,000

Supplemental disclosure of non-cash investing and financing activities:
Distributions declared but not paid	$680,000	$702,000
Special distribution declared but not paid	$2,248,000	$-
Cash paid for interest	$4,854,000	$6,249,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock to the public in its primary offering at $10.00 per share and $100,000,000 in shares of its common stock to the Company’s stockholders at $9.50 per share pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross offering proceeds of $104,700,000, 391,182 shares of common stock under its DRIP for gross offering proceeds of $3,600,000, and granted 50,000 shares of restricted stock. Cumulatively through September 30, 2015, the Company had redeemed 238,324 shares sold in the Offering for $2,200,000.

Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P., a Delaware limited partnership (the “OP”). During the Offering, as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of September 30, 2015 and December 31, 2014, the Company owned 96.2% of the limited partnership interest in the OP.

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

The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses, the payment of interest on outstanding indebtedness, the payment of distributions to stockholders and investments in unconsolidated joint ventures. Substantially all of the proceeds of the Offering have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of interest, for payment of various fees and expenses, such as acquisition fees and management fees, and for payment of distributions to stockholders.

The Company has invested, directly and through joint ventures, in a portfolio of income-producing retail properties located throughout the United States with a focus on grocery anchored multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. As of September 30, 2015, the Company’s portfolio was comprised of 12 properties, including four properties held for sale, with approximately 1,060,000 rentable square feet of retail space located in 9 states. As of September 30, 2015, the rentable space at the Company’s retail properties was 90% leased.

On March 11, 2015, the Company invested in a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P. (“Oaktree”), and GLB SGO, LLC, a wholly-owned subsidiary of Glenborough Property Partners, LLC (“GPP”). On September 30, 2015, the Company invested in a joint venture with MN Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree, and GLB SGO MN, LLC, a wholly-owned subsidiary of GPP. GPP is an affiliate of the Advisor and the Company’s property manager.

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

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture and/or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as, whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2015, the Company held ownership interests in two unconsolidated joint ventures (see Note 4. “Investment in Unconsolidated Joint Ventures” for additional information).

Non-Controlling Interests

The Company’s non-controlling interests are comprised primarily of the Common Units in the OP and, until its redemption on March 12, 2015, the membership interest in SRT Secured Holdings, LLC (“Secured Holdings”), one of the Company’s subsidiaries. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the condensed consolidated financial statements, but separate from stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) attributable to common stockholders on the condensed consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in net income when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the condensed consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at September 30, 2015 qualified as permanent equity.

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

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable which is included in tenant receivables, net, on the condensed consolidated balance sheets, was $575,000 (not including receivables on properties held for sale) and $1,681,000 at September 30, 2015 and December 31, 2014, respectively.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Generally, the Company does not obtain security deposits from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of September 30, 2015, in other than the Company’s properties classified as held for sale, Schnuck Markets, Inc. was the Company’s largest tenant (by square feet) and accounted for approximately 70,000 square feet, or approximately 11% of the Company’s gross leasable area, and approximately $176,000, or 2%, of the Company’s annual minimum rent. Tenants that accounted for over 5% of the Company’s annual minimum rent were Randall’s Food & Drugs LP, Ralph’s Grocery and Gold’s Gym. There were no outstanding receivables for each of the tenants above as of September 30, 2015. Outstanding receivables for each of the tenants above as of December 31, 2014 were as follows:

Tenant	% of Annual Minimum Rent	Outstanding Tenant Receivables as of December 31, 2014
Schnuck Markets, Inc.	2%	$231,000
Randall's Food & Drugs LP	6%	72,000
Ralph's Grocery	10%	31,000
Gold's Gym	9%	3,000
Total		$337,000

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

For the three and nine months ended September 30, 2014, the Company recorded impairment losses of $2,500,000 and $1,400,000 on its investments in Constitution Trail and Topaz Marketplace, respectively. The Company subsequently sold Constitution Trail on March 11, 2015. For information regarding the sale of Constitution Trail, refer to Note 3. “Real Estate Investments.” The Company did not record any impairment losses for the three and nine months ended September 30, 2015.

Assets Held for Sale and Discontinued Operations

When certain criteria are met, long-lived assets are classified as held for sale and are reported at the lower of their carrying value or their fair value, less costs to sell, and are no longer depreciated. For property sales prior to May 1, 2014, discontinued operations is a component of an entity that has either been disposed of or is deemed to be held for sale and (i) the operations and cash flows of the component have been eliminated from ongoing operations as a result of the disposal transaction and (ii) the entity does not have any significant continuing involvement in the operations of the component after the disposal transaction. For property sales on or after May 1, 2014, a disposal of a component of an entity is required to be reported as discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. See Note 3. “Real Estate Investments” for a discussion of property sales and discontinued operations.

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

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service (the “IRS”) grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT. The Company may also be subject to certain state or local income taxes, or franchise taxes.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU No. 2014-09”). ASU No. 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively defers the adoption of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may apply either a full retrospective or a modified retrospective approach to adopt this guidance. The Company is currently evaluating the transition methods and the impact of the guidance on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU No. 2014-15”). ASU No. 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate for each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company's consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”). The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. ASU No. 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and is to be applied retrospectively, with early adoption permitted for financial statements that have not been previously issued. The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs as the Company presents debt issuance costs as deferred financing costs, net on the accompanying consolidated balance sheets. ASU 2015-03 does not address how debt issuance costs related to line-of-credit arrangements should be presented on the balance sheet or amortized. Given this absence of authoritative guidance within ASU 2015-03, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies that the SEC Staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, (Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, the acquirer is required to record, in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by the line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance should be applied prospectively and early adoption is permitted. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

3. REAL ESTATE INVESTMENTS

The Company did not have any property acquisitions for the three and nine months ended September 30, 2015 and 2014.

Sale of Properties

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

The sale of the three properties did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and, as a result, was not included in discontinued operations for the three and nine months ended September 30, 2015. The Company’s consolidated statements of operations include net operating income of $7,000 and net operating loss of $471,000 for the three months ended September 30, 2015 and 2014, respectively, net operating loss of $298,000 and $1,400,000 for the nine months ended September 30, 2015 and 2014, relating to the results of operations for the three sold properties.

The sale was completed in connection with the formation of the SGO Joint Venture, as defined and further described in Note 4. “Investment in Unconsolidated Joint Ventures.” The three properties were sold to the SGO Joint Venture, and the closing of the sale was conditioned on the Company receiving a 19% membership interest in the Joint Venture. In exchange for this 19% membership interest, the Company contributed $4.5 million to the SGO Joint Venture, which amount was credited against the Company’s proceeds from the sale of the three properties to the SGO Joint Venture. Of the net sales proceeds from the sale of the three properties, $36.4 million was used by the Company to retire the debt associated with the sold properties.

Discontinued Operations

The Company reports operating properties sold in periods prior to May 1, 2014, as discontinued operations. The results of discontinued operations are included as a separate component on the condensed consolidated statements of operations under the caption “Discontinued operations”.

On January 8, 2014, the Company completed the sale of Visalia Marketplace in Visalia, California for a gross sales price of $21.1 million. The Company originally acquired Visalia Marketplace in June 2012 for $19 million. In accordance with the terms of the loan documents with KeyBank, at the time of the sale, 80% of the net proceeds from the sale were released from escrow to pay down and reduce the prior line of credit balance with KeyBank. The results of operations related to Visalia Marketplace were classified as discontinued operations for the three and nine months ended September 30, 2014.

The Company did not have any discontinued operations for the three and nine months ended September 30, 2015. The components of income and expense relating to discontinued operations for the three and nine months ended September 30, 2014 are shown below.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
Revenues from rental property	$2,000	$61,000
Rental property expenses	(11,000)	76,000
Interest expense	-	12,000
Operating income (loss) from discontinued operations	13,000	(27,000)
Gain (loss) on impairment and disposal of real estate	(108,000)	3,084,000
Income (loss) from discontinued operations	$(95,000)	$3,057,000

Assets Held for Sale and Liabilities Related to Assets Held for Sale

At September 30, 2015, four retail properties were classified as assets held for sale in the condensed consolidated balance sheet. These properties are Bloomingdale Hills in Riverside, Florida, Moreno Marketplace in Moreno Valley, California, Northgate Plaza in Tucson, Arizona, and Summit Point in Fayetteville, Georgia. Since the sales of these properties do not represent a strategic shift that will have a major effect on the Company’s operations and financial results, their results of operations were not reported as discontinued operations on the Company’s financial statements. The Company intends to use part of the net proceeds from the sales to retire the outstanding debt associated with these properties. The Company anticipates that the sale of Bloomingdale Hills will occur within one year from September 30, 2015. See Note 14. “Subsequent Events” for the sale of Moreno Marketplace, Northgate Plaza and Summit Point in October 2015. The Company’s consolidated statements of operations include net operating income of $385,000 and net operating loss of $135,000 for the three months ended September 30, 2015 and 2014, respectively, and net operating income of $397,000 and net operating loss of $270,000 for the nine months ended September 30, 2015 and 2014, respectively.

On November 21, 2014, the Company entered into a sales contract with a buyer to purchase an undeveloped parcel at Osceola Village in Kissimmee, Florida. The gross sales price was $875,000. On March 11, 2015, the entire Osceola Village property was sold to the SGO Joint Venture. The land value associated with the parcel was classified as held for sale at December 31, 2014.

The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
ASSETS
Investments in real estate
Land	$14,776,000	$342,000
Building and improvements	26,717,000	-
Tenant improvements	2,774,000	-
	44,267,000	342,000
Accumulated depreciation	(5,288,000)	-
Investments in real estate, net	38,979,000	342,000
Prepaid expenses and other assets, net	104,000	-
Tenants receivables, net	776,000	-
Lease intangibles, net	3,879,000	-
Deferred financing costs, net	167,000	-
Assets held for sale	$43,905,000	$342,000
LIABILITIES
Notes payable	32,567,000	-
Below market lease intangibles, net	1,795,000	-
Other liabilities	153,000	-
Liabilities related to assets held for sale	$34,515,000	$-

Amounts above were presented at their carrying value which the Company believed to be lower than their estimated fair value less costs to sell.

4. INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

SGO MN Joint Venture

On September 30, 2015, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of SGO MN Retail Acquisitions Venture, LLC (the “SGO MN Joint Venture Agreement”) to form a joint venture with MN Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree, and GLB SGO MN, LLC, a wholly-owned subsidiary of GPP.

The SGO MN Joint Venture Agreement provides for the ownership and operation of SGO MN Retail Acquisition Venture, LLC (the “SGO MN Joint Venture”), in which the Company owns a 10% interest, GPP owns a 10% interest, and Oaktree owns an 80% interest. In exchange for the 10% ownership, the Company contributed cash in the amount of $3,075,000 to the SGO MN Joint Venture. On September 30, 2015, the SGO MN Joint Venture acquired 14 retail properties located in Minnesota, North Dakota and Nebraska, with 2 additional acquisitions scheduled to occur on or before December 31, 2015.

SGO Joint Venture

On March 11, 2015, the Company, through a wholly-owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisitions Venture, LLC (the “SGO Joint Venture Agreement”) to form a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree and GLB SGO, LLC, a wholly-owned subsidiary of GPP.

The SGO Joint Venture Agreement provides for the ownership and operation of SGO Retail Acquisitions Venture, LLC (the “SGO Joint Venture”), in which the Company owns a 19% interest, GPP owns a 1% interest, and Oaktree owns an 80% interest. In exchange for ownership in the SGO Joint Venture, the Company contributed $4.5 million to the SGO Joint Venture, which amount was credited against the proceeds received from its sale of the Initial Properties (as defined below) to the SGO Joint Venture, GPP contributed $0.2 million in cash to the SGO Joint Venture, and Oaktree contributed $19.1 million in cash to the SGO Joint Venture. The Company advanced $7.0 million to Oaktree to finance a portion of Oaktree’s capital contribution to the SGO Joint Venture in exchange for a recourse demand note from Oaktree at a rate of 7% interest. As of September 30, 2015, $2,500,000 of the note remains outstanding. The Company has the right to call back the advanced funds upon 12 days written notice.

Sale of Initial Properties to the SGO Joint Venture

On March 11, 2015, as part of the formation of the SGO Joint Venture, the Company, through TNP SRT Osceola Village, LLC, its indirect wholly-owned subsidiary, SRT Constitution Trail, LLC, a wholly-owned subsidiary of Secured Holdings, and TNP SRT Aurora Commons, LLC, a wholly-owned subsidiary of Secured Holdings, entered into a Purchase and Sale Agreement effective March 11, 2015 to sell the multitenant retail property located in Kissimmee, Florida commonly known as the Osceola Village (“Osceola Village”), the retail shopping center development located in Normal, Illinois commonly known as Constitution Trail (“Constitution Trail”), and the multitenant retail center and office property located in Aurora, Ohio commonly known as the Aurora Commons (“Aurora Commons” and together with Osceola Village and Constitution Trail, the “Initial Properties”) to the SGO Joint Venture. At the time of the sale Secured Holdings was jointly owned by the OP and SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough. Secured Holdings distributed the proceeds of the sale of the Initial Properties to its members. As a result, on March 12, 2015, Secured Holdings paid SRT Manager approximately $2.1 million in full redemption of its 8.33% membership interest in Secured Holdings.

The closing of the sale was conditioned on the SGO Joint Venture issuing the Company a 19% membership interest and GPP a 1% membership interest in the SGO Joint Venture. The cash sale price for the Initial Properties was $22.0 million for Osceola Village, $23.1 million for Constitution Trail, and $8.5 million for Aurora Commons. Gross proceeds from the sale totaled $53.6 million of which $36.4 million was used to retire the notes payable balances associated with the Initial Properties, and $4.5 million was credited against the Company’s proceeds from the sale of the Initial Properties to the SGO Joint Venture and served as the Company’s capital contribution to the SGO Joint Venture.  As discussed above, another $7.0 million was loaned to Oaktree on a short-term demand note basis to enhance the Company’s short-term returns related to the proceeds of the SGO Joint Venture. As of September 30, 2015, $2.5 million of the principal amount of the note remains outstanding, and $265,000 in related interest has been accrued. The note receivable asset and the remaining net proceeds, after the payment of closing costs and expenses, of $3.8 million are available to the Company as working capital and/or the possible acquisition of additional real estate assets.

Due to the related party membership interests in the SGO Joint Venture, the sale of the Initial Properties is considered a partial sale in accordance with ASC Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales. The related party interests consist of the Company’s 19% and GPP’s 1% membership interests in the SGO Joint Venture. As a result, the Company deferred $1.2 million, representing 20%, of the total realized gain from the sale of the Initial Properties to the SGO Joint Venture.

Accounting for Investment in Unconsolidated Joint Ventures

The Company evaluated its investments in the SGO MN Joint Venture and the SGO Joint Venture and deemed that requirements for consolidation were not met. As such, the Company accounts for its investments in the joint ventures under the equity method of accounting. Under the equity method of accounting, the Company records its initial investment in a joint venture at cost and subsequently adjusts cost for the Company’s share of the joint venture’s income or loss and cash contributions and distributions each period.

The following table summarizes the Company’s investment in unconsolidated joint ventures as of September 30, 2015 and December 31, 2014:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	n/a	$4,182,000	n/a
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	n/a	$2,989,000	n/a
Total				$7,171,000	n/a

5. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2015, the leases at the Company’s properties included in investments in real estate have remaining terms (excluding options to extend) of up to 21 years with a weighted-average remaining term (excluding options to extend) of five years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled $183,000 (not including security deposits on properties held for sale) as of September 30, 2015 and $437,000 as of December 31, 2014.

As of September 30, 2015, the future minimum rental income from the Company’s tenants under non-cancelable operating leases, excluding properties held for sale, was as follows:

October 1 through December 31, 2015	$1,794,000
2016	6,855,000
2017	5,904,000
2018	4,816,000
2019	4,188,000
Thereafter	10,667,000
Total	$34,224,000

6. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of September 30, 2015 and December 31, 2014, the Company’s acquired lease intangibles and below-market lease liabilities were as follows:

	Lease Intangibles		Below-Market Lease Liabilities
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Cost	$8,492,000	$20,898,000	$(4,501,000)	$(6,991,000)
Accumulated amortization	(3,992,000)	(7,240,000)	1,122,000	1,450,000
Total	$4,500,000	$13,658,000	$(3,379,000)	$(5,541,000)

Increases (decreases) in net income (loss) as a result of amortization of the Company’s lease intangibles and below-market lease liabilities for the three and nine months ended September 30, 2015 and 2014, were as follows:

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Amortization	$(286,000)	$(689,000)	$77,000	$132,000

	Lease Intangibles		Below-Market Lease Liabilities
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amortization	$(1,236,000)	$(2,161,000)	$289,000	$397,000

7. NOTES PAYABLE

As of September 30, 2015 and December 31, 2014, the Company’s notes payable, excluding long-term debt associated with assets which are classified as held for sale, consisted of the following:

	Principal Balance		Interest Rates At
	September 30, 2015	December 31, 2014	September 30, 2015
KeyBank credit facility	$-	$19,014,000	n/a
Secured term loans	41,294,000	57,116,000	5.10% - 5.93%
Mortgage loans	9,728,000	44,768,000	5.63%
Unsecured loan	1,250,000	1,250,000	8.00%
Total	$52,272,000	$122,148,000

Amortization of deferred financing costs was $128,000 and $177,000 during the three months ended September 30, 2015 and 2014, respectively.

Amortization of deferred financing costs was $415,000 and $584,000 during the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and December 31, 2014, interest expense payable was $418,000 and $1,080,000, respectively.

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of September 30, 2015:

Amount
October 1 through December 31, 2015	$211,000
2016	864,000
2017	27,370,000
2018	473,000
2019	23,354,000
Thereafter	-
Total	$52,272,000

KeyBank Amended and Restated Credit Facility Agreement

The Company used a portion of the net sale proceeds from the sale of Constitution Trail and Aurora Commons on March 11, 2015 (see Note 4. “Investment in Unconsolidated Joint Ventures”) to pay off the entire $19 million outstanding balance under the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank. The Company will maintain the Amended and Restated Credit Facility for future cash needs.

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

The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of September 30, 2015 and December 31, 2014:

September 30, 2015	Carrying Value (1)	Fair Value (2)
Notes Payable	$52,272,000	$53,475,000

December 31, 2014	Carrying Value (1)	Fair Value (2)
Notes Payable	$122,148,000	$123,511,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of September 30, 2015 and December 31, 2014.
(2)	The estimated fair value of the notes payable is based upon the indicative market prices of the Company’s notes payable based on prevailing market interest rates.

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

On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross offering proceeds of $104,700,000, 391,182 shares of common stock under its DRIP for gross offering proceeds of $3,600,000, and granted 50,000 shares of restricted stock. As of September 30, 2015, the Company had redeemed 238,324 shares sold in the Offering for $2,200,000.

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

Member Interests

On July 9, 2013, SRT Manager made a cash investment of approximately $1.9 million in Secured Holdings pursuant to a Membership Interest Purchase Agreement by and among the Company, SRT Manager, Secured Holdings, and the OP, which resulted in SRT Manager owning a 12% membership interest in Secured Holdings and the OP owning the remaining 88% membership interest in Secured Holdings. The Company’s independent directors negotiated and approved the transaction in order to help enable the Company to meet its short-term liquidity needs for operations, as well as to build working capital for future operations. Following the Constitution Transaction on August 4, 2014 (see Note 7. “Notes Payable”), the OP owned a 91.67% membership interest in Secured Holdings and SRT Manager owned a 8.33% membership interest in Secured Holdings. In connection with the sale of Secured Holding’s two properties to the SGO Joint Venture (see Note 4. “Investment in Unconsolidated Joint Ventures”), Secured Holdings paid SRT Manager approximately $2.1 million in full redemption of the then current value of its remaining 8.33% membership interest in Secured Holdings.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of September 30, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

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

The redemption price for shares that are redeemed is 100% of the Company’s most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or disability, unless such death or disability occurred between January 15, 2013 and April 1, 2015, when the share redemption program was suspended. Any stockholder whose death or disability occurred during this time period must submit their redemption request within one year after the adoption of the Amended and Restated SRP.

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

During the three and nine months ended September 30, 2015, the Company redeemed 77,916 shares of common stock for $554,000 under the Amended and Restated SRP. The Company did not redeem any shares during the three and nine months ended September 30, 2014.

Quarterly Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

Under the terms of the Amended and Restated Credit Facility, the Company may pay distributions to its investors so long as the total amount paid does not exceed 100% of the cumulative Adjusted Funds from Operations provided, however, that the Company is not restricted from making any distributions necessary in order to maintain its status as a REIT.  The Company’s board of directors evaluates the Company’s ability to make quarterly distributions based on the Company’s operational cash needs.

The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the nine months ended September 30, 2015, and the year ended December 31, 2014, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06000	$658,000	$26,000	$684,000
Second Quarter 2015	6/30/2015	7/31/2015	$0.06000	654,000	26,000	680,000
Third Quarter 2015	9/30/2015	10/30/2015	$0.06000	654,000	26,000	680,000
Total				$1,966,000	$78,000	$2,044,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05000	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	$0.06000	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	$0.06000	658,000	26,000	684,000
Fourth Quarter 2014	12/31/2014	1/31/2015	$0.06000	658,000	26,000	684,000
Total				$2,522,000	$100,000	$2,622,000

Special Distribution

In June 2011, the Company acquired a debt obligation (the “Distressed Debt”) for $18 million under its prior advisor, TNP Strategic Retail Advisor, LLC. In October 2011, the Company received the underlying collateral (the “Collateral”) with respect to the Distressed Debt in full settlement of its debt claim (the “Settlement”). At the time of the Settlement, the Company received an independent valuation of the Collateral’s fair market value (“FMV”) of $27.6 million. The Settlement resulted in taxable income to the Company in an amount equal to the FMV of the Collateral less its adjusted basis for tax purposes in the Distressed Debt. Such income was not properly reported on the Company’s 2011 federal income tax return, and the Company did not make a sufficient distribution of taxable income for purposes of the real estate investment trust qualification rules (the “2011 Underreporting”). The Company was able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by making a special distribution in 2015 to its stockholders as described below. The special distribution was then included in the Company’s deduction for dividends paid for 2011.

On August 7, 2015, the board of directors of the Company authorized a special distribution (the “Special Distribution”) of $2,248,000 on its common stock to holders of record as of the close of business on August 10, 2015 (the “Record Date”). Subject to the limitations described below, the Special Distribution was payable in cash, common shares or a combination of cash and common shares to, and at the election of, the stockholders of record as of the Record Date. The Company paid the Special Distribution on November 4, 2015 (the “Payment Date.”)

As of the Record Date, the Company had approximately 10,891,798 million common shares outstanding. Based on such amount, the Special Distribution was valued at approximately $0.20 per common share. Stockholders had the right to elect to be paid their pro rata portion of the Special Distribution all in cash, all in common shares (a “Share Election”) or a combination of cash and common shares; provided, however, that the total amount of cash payable to all stockholders in the Special Distribution was limited to no more than $449,600, with the balance of the Special Distribution, or $1,798,400, payable in the form of common shares. Stockholders who failed to properly and timely complete an election form were deemed to have made a Share Election and received their pro rata portion of the Special Distribution entirely in common shares.

The Company paid the Special Distribution on November 4, 2015 (the “Payment Date.”) The total amount of cash paid to stockholders was $449,600 and the balance of $1,798,400 was paid in the form of 273,729 common shares issued pursuant to the Special Distribution. The issuance of the common shares will impact weighted average shares outstanding from the date of issuance and, thus, will impact the earnings per share calculation prospectively from the Payment Date.

10. EARNINGS PER SHARE

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator - basic and diluted
Net income (loss) from continuing operations	$(1,133,000)	$(6,127,000)	$1,555,000	$(9,967,000)
Net (income) loss attributable to non-controlling interests	40,000	462,000	(206,000)	624,000
Net income (loss) attributable to common shares	(1,093,000)	(5,665,000)	1,349,000	(9,343,000)
Net income (loss) from discontinued operations	-	(95,000)	-	3,057,000
Net income (loss) attributable to non-controlling interests	-	3,000	-	(484,000)
Net income (loss) attributable to common shares	$(1,093,000)	$(5,757,000)	$1,349,000	$(6,770,000)
Denominator - basic and diluted
Basic weighted average common shares	10,891,714	10,969,714	10,942,802	10,969,714
Effect of dilutive securities	-	-	-	-
Common Units (1)	-	-	-	-
Diluted weighted average common shares	10,891,714	10,969,714	10,942,802	10,969,714
Basic earnings (loss) per common share
Net earnings (loss) from continuing operations attributable to
common shares	$(0.10)	$(0.52)	$0.12	$(0.85)
Net earnings from discontinued operations attributable
to common shares	-	(0.01)	-	0.23
Net earnings (loss) attributable to common shares	$(0.10)	$(0.53)	$0.12	$(0.62)
Diluted earnings (loss) per common share
Net earnings (loss) from continuing operations attributable to
common shares	$(0.10)	$(0.52)	$0.12	$(0.85)
Net earnings from discontinued operations attributable
to common shares	-	(0.01)	-	0.23
Net earnings (loss) attributable to common shares	$(0.10)	$(0.53)	$0.12	$(0.62)

(1)	The effect of 431,896 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement Form S-11 have not been included as they would not be dilutive.

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

For the three and nine months ended September 30, 2014, the Company recognized compensation expense of $4,000 and $18,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying condensed consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2014, all of the compensation expense related to non-vested shares of restricted common stock has been recognized. There were no restricted stock grants issued during the three and nine months ended September 30, 2015.

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

On July 9, 2013, SRT Manager, an affiliate of the Advisor, acquired an initial 12% membership interest in Secured Holdings, the Company’s wholly-owned subsidiary. Following the Constitution Transaction on August 4, 2014 (see Note 7. “Notes Payable”), SRT Manager’s membership interests in Secured Holdings decreased to 8.33%, and following the sale of Secured Holding’s two properties to the SGO Joint Venture (see Note 4. “Investment in Unconsolidated Joint Ventures”), Secured Holdings paid SRT Manager approximately $2.1 million in full redemption of the then-current value of its remaining 8.33% membership interest in Secured Holdings.

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

On March 11, 2015, the Company sold Osceola Village, Constitution Trail, and Aurora Commons for the aggregate gross sales price of $53.6 million. The sale of the three properties was completed in connection with the formation of the SGO Joint Venture as described in Note 4. “Investment in Unconsolidated Joint Ventures.”

Summary of Related Party Fees

Summarized below are the fees paid to the Advisor and other related party costs incurred by the Company for the three and nine months ended September 30, 2015 and 2014, respectively, and payable as of September 30, 2015 and December 31, 2014:

Advisor Fees	Incurred		Incurred		Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Expensed	2015	2014	2015	2014	2015	2014
Acquisition fees	$79,000	$-	$79,000	$-	$79,000	$-
Financing fees	55,000	-	87,000	-	55,000	-
Asset management fees	317,000	337,000	847,000	980,000	107,000	-
Reimbursement of operating expenses	63,000	15,000	194,000	52,000	10,000	-
Property management fees	149,000	230,000	500,000	653,000	77,000	-
Disposition fees	-	-	525,000	211,000	-	-
Guaranty fees (1)	-	3,000	1,000	13,000	-	1,000
Total	$663,000	$585,000	$2,233,000	$1,909,000	$328,000	$1,000

Capitalized
Leasing commission fees	28,000	40,000	94,000	106,000	-	-
Legal leasing fees	41,000	76,000	97,000	175,000	-	-
Construction management fees	1,000	5,000	16,000	14,000	-	-
Financing fees	-	300,000	-	300,000	-	-
Total	$70,000	$421,000	$207,000	$595,000	$-	$-

(1)	The guaranty fees were paid to TNP LLC (see “Guaranty Fees” below for additional information), an affiliate of the Company’s prior advisor.

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

For the three and nine months ended September 30, 2015 and 2014, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.

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

Guaranty Fees

In connection with certain acquisition financings, the Company’s former chairman and former co-chief executive officer and/or TNP LLC had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. In March 2015, the Company retired the outstanding notes payable related to Osceola Village resulting in the expiration of the remaining guaranty agreement

Leasing Commission Fee

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

Related-Party Fees Paid by the Unconsolidated Joint Ventures

The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. The SGO Joint Venture recognized related-party fees of approximately $101,000 and $213,000 for the three and nine months ended September 30, 2015, respectively. The SGO MN Joint Venture began operations on September 30, 2015 and therefore incurred insignificant related-party fees for the three months ended September 30, 2015. These related-party fees consist of property management, asset management, leasing commission, legal leasing, and construction management fees.

13. COMMITMENTS AND CONTINGENCIES

Special Distribution

The Company recorded $2,248,000 for the Special Distribution which was paid on November 4, 2015. The Special Distribution will be included in the Company’s deduction for dividends paid in 2011. The Company is also required to pay a penalty to the IRS in connection with the 2011 Underreporting. As of September 30, 2015, $447,000 has been accrued for such penalty. For detailed information regarding the Special Distribution, see “Special Distribution” under Note 9. “Equity.”

The Special Distribution should generally be treated as taxable income to the Company’s stockholders for U.S. federal income tax purposes in the year paid, and taxable stockholders receiving the Special Distribution will be required to include the full amount of the Special Distribution received as ordinary income to the extent of the Company’s current and accumulated earnings and profits for federal income tax purposes, as measured at that point in 2011. As a result, stockholders may be required to pay income taxes with respect to such dividend in excess of the cash component of the Special Distribution.

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

Legal Matters

As of September 30, 2015, the Company continued to be a party to, or have a financial interest in, the securities litigation previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K. As set forth under “Legal Proceedings” in Note 14. “Subsequent Events,” on October 15, 2015, the United States District Court for the Northern District of California granted final approval to a settlement of the class action and the action was dismissed with prejudice.

14. SUBSEQUENT EVENTS

Third Quarter Distribution

On October 30, 2015, the Company paid a third quarter distribution in the amount of $0.06 per share to stockholders of record as of September 30, 2015, totaling $680,000.

Special Distribution

On November 4, 2015, the Company paid a Special Distribution of $2,248,000 to stockholders of record as of August 10, 2015. See Note 9. “Equity” for details regarding the Special Distribution. The total amount of cash paid to stockholders pursuant to the Special Distribution was $449,600 and the balance of $1,798,400 was paid in the form of 273,729 common shares issued pursuant to the Special Distribution. The issuance of the common shares will impact weighted average shares outstanding from the date of issuance and, thus, will impact the earnings per share calculation prospectively from November 4, 2015.

Legal Proceedings

On October 15, 2015, the United States District Court for the Northern District of California granted final approval to a settlement of the class action previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K. As a result, the action was dismissed with prejudice.

Sale of Held for Sale Properties

On October 29, 2015, pursuant to a Purchase and Sale Agreement with third-party buyers, the Company consummated the disposition of Northgate Plaza for a sales price of approximately $12.8 million in cash.

On October 29, 2015, pursuant to a Purchase and Sale Agreement with a third-party buyer, the Company consummated the disposition of Moreno Marketplace for a sales price of approximately $19.4 million in cash.

On October 30, 2015, pursuant to a Purchase and Sale Agreement with a third-party buyer, the Company consummated the disposition of Summit Point for a sales price of approximately $19.6 million in cash.

Borrowing under the Amended and Restated Credit Facility with KeyBank

On October 29, 2015, the Company drew $4.0 million under the Amended and Restated Credit Facility with KeyBank and used the loan proceeds, along with the proceeds from the sale of Moreno Marketplace and Northgate Plaza, to pay off a portion of the outstanding secured term loans. On November 2, 2015, the Company paid off the entire $4.0 million draw on the Amended and Restated Credit Facility.

Payment of Secured Loans, Mortgage Loans and Unsecured Term Loans

On October 1, 2015, the Company paid off the entire outstanding balance of $1.2 million on its unsecured loan.

On October 29, 2015, the Company used $12.1 million in net proceeds from the sale of Northgate Plaza, $18.6 million in net proceeds from the sale of Moreno Marketplace, and $4.0 million in loan proceeds under the Amended and Restated Credit Facility with KeyBank, to pay off $31.7 million in outstanding secured term loans, including $0.2 million in interest and $2.2 million in yield maintenance costs.

On October 30, 2015, the Company used part of the $19.6 million in net proceeds from the sale of Summit Point to pay off the $11.9 million mortgage loan. The remainder of the net proceeds has been added to cash reserves.

Share Redemption

On November 10, 2015, the Company repurchased 87,599 shares of its common stock under the Amended and Restated Share Redemption Program for $575,500, at an average price of $6.57 per share.

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

From the commencement of our initial public offering through the termination of our initial public offering on February 7, 2013, we have sold 10,688,940 shares of common stock in our primary offering for gross offering proceeds of $104,700,000, 391,182 shares of common stock under our DRIP for gross offering proceeds of $3,600,000, and granted 50,000 shares of restricted stock. Cumulatively through September 30, 2015, we have redeemed 238,324 shares sold in the Offering for $2,200,000.

Our Advisor manages our business as our external advisor pursuant to an advisory agreement (the “Advisory Agreement”) originally executed on August 10, 2013. Our Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties. Glenborough and its predecessor entities have over three decades of experience in the commercial real estate industry.

Properties

Our 12 retail properties, including four properties classified as held for sale, which we refer to as “our portfolio” comprised of single- and multi-tenant, commercial retail space. As of September 30, 2015, our portfolio had a weighted-average remaining lease term of approximately six years. As of December 31, 2014, our portfolio had $122,148,000 of indebtedness, and was 88% leased, with a weighted-average remaining lease term of approximately seven years.

		Rentable Square	Percent	Effective Rent (3)	Anchor	Date	Original Purchase
Property Name	Location	Feet (1)	Leased (2)	(Sq. Foot)	Tenant	Acquired	Price (4) (5)	Debt (6)

Real Estate Investments
Pinehurst Square	Bismarck, ND	114,102	99%	$14.64	TJ Maxx	5/26/11	$15,000,000	$9,932,000
Cochran Bypass	Chester, SC	45,817	100%	$5.24	Bi-Lo	7/14/11	2,585,000	1,518,000
Topaz Marketplace	Hesperia, CA	50,699	59%	$24.09	n/a	9/23/11	13,500,000	7,807,000
Morningside Marketplace	Fontana, CA	76,923	96%	$15.73	Ralphs	1/9/12	18,050,000	8,666,000
Woodland West Marketplace	Arlington, TX	175,168	80%	$9.07	Tom Thumb	2/3/12	13,950,000	9,728,000
Ensenada Square	Arlington, TX	62,628	100%	$7.31	Kroger	2/27/12	5,025,000	3,005,000
Shops at Turkey Creek	Knoxville, TN	16,324	100%	$51.46	n/a	3/12/12	4,300,000	2,719,000
Florissant Marketplace	Florissant, MO	146,257	100%	$9.76	Schnucks	5/16/12	15,250,000	8,897,000
		687,918	92%	$12.40			87,660,000	52,272,000

Properties Held for Sale
Bloomingdale Hills	Riverside, FL	78,442	95%	$8.34	Walmart	6/18/12	$9,300,000	$5,431,000
Moreno Marketplace	Moreno Valley, CA	77,763	89%	$19.67	Stater Brothers	11/19/09	12,500,000	9,057,000
Northgate Plaza	Tucson, AZ	103,492	88%	$9.92	Walmart	7/6/10	8,050,000	6,160,000
Summit Point	Fayetteville, GA	111,970	84%	$13.34	Publix	12/21/11	18,250,000	11,919,000
		371,667	89%	$12.57			48,100,000	32,567,000

		1,060,000					$135,760,000	$84,839,000

(1)	Square Feet includes improvements made on ground leases at the property.
(2)	Percentage is based on leased rentable square feet of each property as of September 30, 2015.
(3)	Effective rent per square foot is calculated by dividing the annualized September 2015 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.
(4)	The purchase price for Pinehurst Square and Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.
(5)	These amounts represent the original purchase price and not the current carrying value due to pad sales at Morningside Marketplace.
(6)	Debt represents the outstanding balance as of September 30, 2015. For more information on our financing, see Note 7. “Notes Payable” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the three months ended September 30, 2015, versus the three months ended September 30, 2014

The following table provides summary information about our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Rental revenue and reimbursements	$3,967,000	$5,834,000	$(1,867,000)	(32.0%)
Operating and maintenance expenses	(1,351,000)	(2,163,000)	(812,000)	(37.5%)
General and administrative expenses	(1,024,000)	(1,148,000)	(124,000)	(10.8%)
Depreciation and amortization expenses	(913,000)	(1,959,000)	(1,046,000)	(53.4%)
Transaction expense	(134,000)	-	134,000	100.0%
Interest expense	(1,358,000)	(2,062,000)	(704,000)	(34.1%)
Operating loss	(813,000)	(1,498,000)	(685,000)	(45.7%)
Other loss, net	(320,000)	(4,629,000)	4,309,000	93.1%
Loss from continuing operations	(1,133,000)	(6,127,000)	3,624,000	59.1%
Loss from discontinued operations	-	(95,000)	(95,000)	(100.0%)
Net loss	$(1,133,000)	$(6,222,000)	$(5,089,000)	(81.8%)

Our results of operations for the three months ended September 30, 2015, are not necessarily indicative of those expected in future periods.

Revenue

The decrease in revenue was primarily due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014. The sale of the three properties in March 2015 was completed in connection with the formation of the SGO Joint Venture as defined and described in Note 4. “Investment in Unconsolidated Joint Ventures” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Operating and maintenance expenses

The decrease in operating and maintenance expenses was primarily attributed to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014.

General and administrative expenses

The decrease in general and administrative expenses was primarily due to higher legal costs incurred in the third quarter of 2014 related to our securities litigation as disclosed in Part I, Item 3 of our 2014 Annual Report on From 10-K and updated in Part II. Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q, partly offset by the 2015 write-off of the remaining unamortized premium of the insurance policy which covered the payout prescribed by the settlement of the securities litigation. Additionally, asset management fees have decreased in 2015 due to properties sold.

Depreciation and amortization expenses

The decrease in depreciation and amortization expenses was attributed to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, the sale of San Jacinto Esplanade in November 2014, the cessation of depreciation and amortization of the properties held for sale, and a reduction in the amortization of lease intangibles resulting from maturing leases.

Transaction expense

Transaction expense represents $79,000 in acquisition fees and $55,000 in financing fees incurred for our 10% investment in the SGO MN Joint Venture on September 30, 2015, as described in Note 4. “Investment in Unconsolidated Joint Ventures” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest expense

The decrease in interest expense was primarily due to the reduction in interest rate resulting from the August 2014 refinancing of the KeyBank line of credit and pay down of debt resulting from the sales of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014.

Other expense, net

The decrease in other income (expense), net was due to expenses incurred during the three months ended September 30, 2014 that did not recur in 2015. During the three months ended September 30, 2014, we recognized impairment losses on our investments in Constitution Trail and Topaz Marketplace of $2,500,000 and $1,400,000, respectively, in addition to a $295,000 loss from the extinguishment of the Constitution Trail debt, and a $405,000 accrual of an estimated interest penalty payable to the IRS related to the deficiency dividend in 2011. Other expense, net, during the three months ended September 30, 2015 included $296,000 representing our share in the losses of unconsolidated joint ventures, a $42,000 additional accrual of an estimated interest penalty payable to the IRS related to the deficiency dividend in 2011, and an $18,000 adjustment to the gain on the March 2015 disposal of real estate.

Discontinued operations

Prior to the adoption of Accounting Standards Update No. 2014-08 on April 30, 2014, we recorded the property disposals as discontinued operations on the consolidated statements of operations. As a result, the operating results of San Jacinto Esplanade, which was placed on the market for sale in the third quarter of 2014 and does not represent a strategic shift in our investment objective, continue to be included in continuing operations on the consolidated statements of operations. The loss from discontinued operations of $95,000 during the three months ended September 30, 2014 was due to residual adjustments to receivables on properties that were previously sold and recorded as discontinued operations. There was no income or loss from discontinued operations for the three months ended September 30, 2015.

Comparison of the nine months ended September 30, 2015 versus the nine months ended September 30, 2014

The following table provides summary information about our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Increase	Percentage
	2015	2014	(Decrease)	Change
Rental revenue and reimbursements	$12,692,000	$16,325,000	$(3,633,000)	(22.3%)
Operating and maintenance expenses	(4,567,000)	(5,856,000)	(1,289,000)	(22.0%)
General and administrative expenses	(2,559,000)	(3,333,000)	(774,000)	(23.2%)
Depreciation and amortization expenses	(3,943,000)	(5,969,000)	(2,026,000)	(33.9%)
Transaction expense	(134,000)	-	134,000	100.0%
Interest expense	(4,406,000)	(6,505,000)	(2,099,000)	(32.3%)
Operating loss	(2,917,000)	(5,338,000)	(2,421,000)	(45.4%)
Other income (loss), net	4,472,000	(4,629,000)	9,101,000	196.6%
Income (loss) from continuing operations	1,555,000	(9,967,000)	6,680,000	67.0%
Income from discontinued operations	-	3,057,000	(3,057,000)	(100.0%)
Net income	$1,555,000	$(6,910,000)	$8,465,000	122.5%

Our results of operations for the nine months ended September 30, 2015, are not necessarily indicative of those expected in future periods.

Revenue

The decrease in revenue was primarily due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014. The sale of the three properties in March 2015 was completed in connection with the formation of the SGO Joint Venture as described in Note 4. “Investment in Unconsolidated Joint Ventures” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q.

Operating and maintenance expenses

The decrease in operating and maintenance expenses was primarily due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sale of San Jacinto Esplanade in November 2014.

General and administrative expenses

The decrease in general and administrative expenses was primarily due to higher legal costs incurred during the nine months ended September 30, 2014 related to our securities litigation as disclosed in Part I, Item 3 of our 2014 Annual Report on From 10-K and updated in Part II. Item 1 “Legal Proceedings” in this Quarterly Report on Form 10-Q, partly offset by the 2015 write-off of the remaining unamortized premium of the insurance policy which covered the payout prescribed by the settlement of the securities litigation. Additionally, asset management fees have decreased in 2015 due to properties sold.

Depreciation and amortization expenses

The decrease in depreciation and amortization expenses was due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, the sale of San Jacinto Esplanade in November 2014, the cessation of depreciation and amortization of the properties held for sale, and a reduction in the amortization of lease intangibles resulting from maturing leases.

Transaction expense

Transaction expense represents $79,000 in acquisition fees and $55,000 in financing fees incurred for our 10% investment in the SGO MN Joint Venture on September 30, 2015, as described in Note 4. “Investment in Unconsolidated Joint Ventures” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest expense

The decrease in interest expense was primarily due to the reduction in interest rate resulting from the August 2014 refinancing of the KeyBank line of credit and pay down of debt resulting from the sales of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and San Jacinto Esplanade in November 2014.

Other income (expense), net

The increase in other income (expense), net, was primarily due to a $4,900,000 gain on the sale of Osceola Village, Constitution Trail and Aurora Commons recognized during the nine months ended September 30, 2015, compared with expenses totaling $4,629,000 recognized during the nine months ended September 30, 2014 representing impairment losses on our investments in Constitution Trail and Topaz Marketplace of $2,500,000 and $1,400,000, respectively, a $295,000 loss from the extinguishment of the Constitution Trail debt and a $434,000 accrual of an estimated interest penalty to the IRS related to the deficiency dividend in 2011 recognized during the nine month ended September 30, 2014.

Discontinued operations

Discontinued operations for the nine months ended September 30, 2014 only included one partial month of operations for Visalia Marketplace and residual expenses related to previously sold properties. Income from discontinued operations of $3,057,000 during the nine months ended September 30, 2014 was primarily due to a $3,192,000 gain from the disposal of Visalia Marketplace in the first quarter of 2014. There was no income or loss from discontinued operations for the nine months ended September 30, 2015.

Liquidity and Capital Resources

As of September 30, 2015, our portfolio included 12 retail properties, with a net carrying value aggregating $105,349,000. Four of these properties, with a net carrying value aggregating approximately $38,979,000 are currently classified as assets held for sale. Since our inception, our principal demand for funds has been for the acquisition of real estate, the payment of operating expenses and interest on our outstanding indebtedness and the payment of distributions to our stockholders. During our offering stage proceeds from our initial public offering were available to fund our cash needs. Since the termination of our offering in February 2013, offering proceeds have been unavailable to fund our cash needs. We have used and expect to continue to use debt financing, net sales proceeds and cash flow from operations to fund our cash needs.

On March 11, 2015, we completed the sale of three of our properties for an aggregate gross sales price of $53.6 million and utilized the net proceeds to reduce our debt and establish the SGO Joint Venture with an affiliate of Oaktree Capital Management L.P., a well-respected and leading global alternative investment management firm. We expect to utilize any remaining proceeds to invest in other real estate and fund death and qualifying disability redemptions under our share redemption program.

As of September 30, 2015, our cash and cash equivalents were $4,947,000 and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was $5,733,000. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2015, our borrowings did not exceed 300% of the value of our net assets.

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)
Net cash provided by (used in):
Operating activities	$570,000	$188,000	$382,000
Investing activities	$43,237,000	$18,334,000	$24,903,000
Financing activities	$(42,071,000)	$(17,494,000)	$(24,577,000)
Net increase (decrease) in cash and cash equivalents	$1,736,000	$1,028,000

Cash Flows from Operating Activities

The increase in net cash provided by operating activities was primarily due to decreases in net loss before net gain on impairment and disposal of real estate and adjustment for non-cash items of $590,000 and changes in operating asset and liability balances of $113,000 involving tenant receivables, accounts payable and accrued expenses, amounts due to affiliates and other liabilities.

Cash Flows from Investing Activities

The increase in net cash provided by investing activities was primarily due to net proceeds, before the pay down of debt, from the sale of Aurora Commons, Constitution Trail, and Osceola Village of $53,066,000 during the nine months ended September 30, 2015 compared to net proceeds of $20,347,000, before the pay down of debt, from the sale of Visalia Marketplace during the nine months ended September 30, 2014. This increase was partially offset by $2,500,000 for the issuance of a note receivable, net of principal payment received, to Oaktree Real Estate Opportunities Fund VI, L.P., and a $7,630,000 in investments in unconsolidated joint ventures.

Cash Flows from Financing Activities

The increase in net cash used in financing activities was primarily due to the redemption of member interests in SRT Secured Holding Manager, LLC, an affiliate of Glenborough, in the amount of $2,102,000, the redemption of common shares under our Amended and Restated SRP for $554,000 and the repayment of notes payable in the amount of $37,309,000 related to the sale of Aurora Commons, Constitution Trail, and Osceola Village compared to the repayment of notes payable in the amount of $32,222,000 related to the sale of Visalia Marketplace for the nine months ended September 30, 2014. In addition, we received $17,400,000 in loan proceeds from the KeyBank credit facility in the nine months ended September 30, 2014 that did not recur in 2015 period.

Short-term Liquidity and Capital Resources

Our principal short-term demand for funds is for the payment of operating expenses, the payment of principal and interest on our outstanding indebtedness, and distributions. To date, our cash needs for operations have been covered from cash provided by property operations, the sales of properties and the sale of shares of our common stock. Due to the termination of our initial public offering on February 7, 2013, we may fund our short-term operating cash needs from operations, from the sales of properties and from debt. On August 7, 2015, we declared a special distribution of $2,248,000, payable in cash, common shares or a combination of cash and common shares, at the election of stockholders of record as of August 10, 2015. The amount of cash paid to all stockholders in the special distribution was $449,600. For details regarding the special distribution, see the disclosure below under “Special Distribution.”

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, debt and sales of properties. Until the termination of our initial public offering on February 7, 2013, our cash needs for acquisitions were satisfied from the net proceeds of the public offering and from debt financings. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. See Note 7. “Notes Payable” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the maturity dates and terms of our outstanding indebtedness.

KeyBank Amended and Restated Credit Facility Agreement

In connection with the sale of the retail shopping center development located in Normal, Illinois commonly known as Constitution Trail (“Constitution Trail”) and the multitenant retail center and office property located in Aurora, Ohio commonly known as the Aurora Commons (“Aurora Commons”) to the SGO Joint Venture on March 11, 2015 (see Note 4. “Investment in Unconsolidated Joint Ventures” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q), we used a portion of the net sale proceeds to pay off the entire $19 million outstanding balance associated with the Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank. We intend to maintain the Amended and Restated Credit Facility for our future cash needs.

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

Contingencies

On August 7, 2015, to rectify underreporting of taxable income on our 2011 federal income tax return, our board of directors authorized a special distribution of $2,248,000 on our common stock and we have accordingly recorded this amount. The special distribution was paid on November 4, 2015. The total amount of cash paid to stockholders was $449,600 and the balance of $1,798,400 was paid in the form of 273,729 common shares issued pursuant to the special distribution. For details regarding the special distribution, see the disclosure below under “Special Distribution.” We will also be required to pay a penalty to the IRS in connection with the underreporting, which has been estimated to be $447,000 as of September 30, 2015 and is included in accrued liabilities.

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

Interim Financial Information

The financial information as of and for the period ended September 30, 2015, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and nine months ended September 30, 2015. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K.

Guidelines on Total Operating Expenses

We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the twelve months ended September 30, 2015, our total operating expenses did not exceed the 2%/25% Guidelines.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to annually distribute at least 90% of our REIT taxable income, subject to certain adjustments, to our stockholders. We must also meet certain asset and income tests, as well as other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.  See the disclosure below under “Special Distribution” for additional information regarding our current REIT compliance.

Quarterly Distributions

Under the terms of the Amended and Restated Credit Facility, we may pay distributions to our investors so long as the total amount paid does not exceed 100% of our cumulative Adjusted Funds from Operations provided, however, that we are not restricted from making any distributions necessary in order to maintain our status as a REIT.  The board of directors continues to evaluate our ability to make quarterly distributions based on our other operational cash needs.

The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the nine months ended September 30, 2015, and the year ended December 31, 2014, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06000	$658,000	$26,000	$684,000
Second Quarter 2015	6/30/2015	7/31/2015	$0.06000	654,000	26,000	680,000
Third Quarter 2015	9/30/2015	10/30/2015	$0.06000	$654,000	$26,000	$680,000
Total				$1,966,000	$78,000	$2,044,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05000	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	$0.06000	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	$0.06000	658,000	26,000	684,000
Fourth Quarter 2014	12/31/2014	1/31/2015	$0.06000	658,000	26,000	684,000
Total				$2,522,000	$100,000	$2,622,000

Special Distribution

In June 2011, the Company acquired a debt obligation (the “Distressed Debt”) for $18 million under its prior advisor, TNP Strategic Retail Advisor, LLC. In October 2011, the Company received the underlying collateral (the “Collateral”) with respect to the Distressed Debt in full settlement of its debt claim (the “Settlement”). At the time of the Settlement, the Company received an independent valuation of the Collateral’s fair market value (“FMV”) of $27.6 million. The Settlement resulted in taxable income to the Company in an amount equal to the FMV of the Collateral less its adjusted basis for tax purposes in the Distressed Debt. Such income was not properly reported on the Company’s 2011 federal income tax return, and the Company did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules (the “2011 Underreporting”). The Company was able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by making a special distribution in 2015 to its stockholders as described below

On August 7, 2015, the board of directors of the Company authorized a special distribution (the “Special Distribution”) of $2,248,000 on its common stock, as of the close of business on August 10, 2015 (the “Record Date”). Subject to the limitations described below, the Special Distribution was payable in cash, common shares or a combination of cash and common shares to, and at the election of, the stockholders of record as of the Record Date.

As of the Record Date, the Company had approximately 11.3 million common shares outstanding. Based on such amount, the Special Distribution was valued at approximately $0.20 per common share. Stockholders had the right to elect to be paid their pro rata portion of the Special Distribution all in cash, all in common shares (a “Share Election”) or a combination of cash and common shares; provided, however, that the total amount of cash payable to all stockholders in the Special Distribution was limited to no more than $449,600, with the balance of the Special Distribution, or $1,798,400, payable in the form of common shares. Stockholders who failed to properly and timely complete an election form were deemed to have made a Share Election and received their pro rata portion of the Special Distribution entirely in common shares.

The Company paid the Special Distribution on November 4, 2015 (the “Payment Date.”) The total amount of cash paid to stockholders pursuant to the Special Distribution was $449,600 and the balance of $1,798,400 was paid in the form of 273,729 common shares issued pursuant to the Special Distribution. The issuance of the common shares will impact weighted average shares outstanding from the date of issuance and, thus, will impact the earnings per share calculation prospectively from the Payment Date.

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

Presentation of this information is intended to provide useful information to investors as they compare the operating performance to that of other public, non-listed REITs, although it should be noted that not all public, non-listed REITs calculate FFO and MFFO the same way, so comparisons with other public, non-listed REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance, as an alternative to cash flows from operations as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with GAAP measurements as an indication of our performance. MFFO has limitations as a performance measure where the price of a share of common stock during the offering stage was a stated value and there were no regular net asset value determinations during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO. In addition, neither FFO nor MFFO reflect adjustments for the operations of properties sold or held for sale during the periods presented. During periods of significant disposition activity, FFO and MFFO are much more limited measures of future performance. In connection with our presentation of FFO and MFFO, we are providing information related to the proportion of FFO and MFFO related to properties sold or held for sale as of September 30, 2015.

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

Neither the SEC, NAREIT, nor any other regulatory body, has passed judgment on the acceptability of the adjustments that we use to calculate FFO, MFFO or adjusted MFFO. In the future, the SEC, NAREIT or another regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and in response to such standardization we may have to adjust our calculation and characterization of FFO, MFFO or adjusted MFFO accordingly.

Our calculation of FFO, MFFO and adjusted MFFO and the reconciliation to net income (loss) attributable to common shares is presented in the following table for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
FFO, MFFO and Adjusted MFFO	2015	2014	2015	2014
Net income (loss) attributable to common shares	$(1,093,000)	$(5,757,000)	$1,349,000	$(6,770,000)
Adjustments (1):
(Gain) loss on impairment and disposal of assets (2)	(16,000)	3,405,000	(4,396,000)	693,000
Adjustment to reflect FFO of unconsolidated joint ventures (3)	90,000	-	225,000	-
Depreciation of real estate	653,000	1,385,000	2,853,000	4,183,000
Amortization of in place leases and other intangibles	260,000	574,000	1,090,000	1,786,000
FFO attributable to common shares	(106,000)	(393,000)	1,121,000	(108,000)

FFO per common share - basic	$(0.01)	$(0.04)	$0.10	$0.03

Adjustments:
Straight-line rent (4)	(46,000)	(13,000)	(97,000)	(213,000)
Transaction expense	134,000	-	134,000	-
Amortization of above-market leases (5)	26,000	141,000	163,000	452,000
Amortization of below-market leases (5)	(77,000)	(132,000)	(289,000)	(397,000)
Realized losses from the early extinguishment of debt (6)	-	295,000	200,000	295,000
Adjustment to reflect MFFO of unconsolidated joint ventures (7)	86,000	-	221,000	-
MFFO	17,000	(102,000)	1,453,000	29,000

MFFO per share - basic	$0.00	$(0.01)	$0.13	$0.01

Adjustments:
Amortization of deferred financing costs (8)	128,000	177,000	415,000	584,000
Non-recurring default interest, penalties and fees (9)	42,000	457,000	42,000	628,000
Adjustment to reflect adjusted MFFO of unconsolidaetd joint ventures (10)	7,000	-	17,000	-
Litigation settlement related legal and insurance expenses (11)	300,000	-	482,000	-
Adjusted MFFO	$494,000	$532,000	$2,409,000	$1,241,000

Adjusted MFFO per share - basic	$0.05	$0.05	$0.22	$0.11

Net earnings (loss) per share attributable to common shares - basic	$(0.10)	$(0.53)	$0.12	$(0.62)

(1)	Our calculation of MFFO does not adjust for certain other non-recurring charges that do not fall within the IPA’s Practice Guideline definition of MFFO.

(2)	The (gain)/loss on disposal of assets is attributable to common shares only.

(3)	Adjustment to reflect the FFO of the SGO Joint Venture and the SGO MN Joint Venture allocable to us. Our investment in the unconsolidated joint ventures is accounted for under the equity method of accounting.

(4)	Under GAAP, rental receipts are allocated to periods using various methodologies. This may result in income recognition that is significantly different than underlying contract terms. By adjusting for these items (to reflect such payments from a GAAP accrual basis to a cash basis of disclosing the rent and lease payments), MFFO provides useful supplemental information on the realized economic impact of lease terms and debt investments, provides insight on the contractual cash flows of such lease terms and debt investments, and aligns results with management’s analysis of operating performance.

(5)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of other real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges relating to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(6)	We exclude the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our core business platform, or real estate operating portfolio. This item includes the write-off of unamortized deferred financing costs as a result of refinancing and incremental interest due to early extinguishment of debt. By excluding these items, management believes that MFFO provides supplemental information related to sustainable operations that will be more comparable between other reporting periods and to other real estate operators.

(7)	Adjustment to reflect the MFFO of the SGO Joint Venture and the SGO MN Joint Venture allocable to us. Our investments in the unconsolidated joint ventures are accounted for under the equity method of accounting.

(8)	We made an additional adjustment for the non-cash amortization of deferred financing costs as we believe it will provide useful information about our operations excluding non-cash expenses.

(9)	This item relates to the forbearance fees paid in connection with resolving the related default under the 2010 Credit Facility and the penalties associated with the deficiency dividend. Management believes that these expenses can be characterized as non-recurring based on our history and the infrequent nature of such events, and are not indicative of the true cost of financing our properties or our on-going operations going forward. As such, these items were excluded to provide investors with a more useful measure of our operating performance.

(10)	Adjustment to reflect the Adjusted MFFO of the SGO Joint Venture and SGO MN Joint Venture allocable to us. Our investments in the unconsolidated joint ventures are accounted for under the equity method of accounting.

(11)	This item represents one-time legal and insurance premium expenses related to the settlement of the class action previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the consolidated financial statements in this Quarterly Report on Form 10-Q. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2015, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.

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

Subsequent Events

Quarterly Distribution

On October 30, 2015, we paid a third quarter distribution in the amount of $0.06 per share to stockholders of record as of September 30, 2015, totaling $680,000.

Special Distribution

On November 4, 2015, we paid a Special Distribution of $2,248,000 to stockholders of record as of August 10, 2015. See the disclosure above under “Special Distribution” for details regarding the Special Distribution. The total amount of cash paid to stockholders was $449,600 and the balance of $1,798,400 was paid in the form of 273,729 common shares issued pursuant to the Special Distribution. The issuance of the common shares will impact weighted average shares outstanding from the date of issuance and, thus, will impact the earnings per share calculation prospectively from the Payment Date.

Legal Proceedings

On October 15, 2015, the United States District Court for the Northern District of California granted final approval to a settlement of the class action previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K. As a result, the action was dismissed with prejudice.

Sale of Held for Sale Properties

On October 29, 2015, pursuant to a Purchase and Sale Agreement with third-party buyers, we consummated the disposition of Northgate Plaza for a sales price of approximately $12.8 million in cash.

On October 29, 2015, pursuant to a Purchase and Sale Agreement with a third-party buyer, we consummated the disposition of Moreno Marketplace for a sales price of approximately $19.4 million in cash.

On October 30, 2015, pursuant to a Purchase and Sale Agreement with a third-party buyer, we consummated the disposition of Summit Point for a sales price of approximately $19.6 million in cash.

Borrowing under the Amended and Restated Credit Facility with KeyBank

On October 29, 2015, we drew $4.0 million under the Amended and Restated Credit Facility with KeyBank and used the loan proceeds, along with the proceeds from the sale of Moreno Marketplace and Northgate Plaza, to pay off a portion of the outstanding secured term loans. On November 2, 2015, the Company paid off the entire $4.0 million draw on the Amended and Restated Credit Facility.

Payment of Secured Term Loans, Mortgage Loans and Unsecured Loans

On October 1, 2015, we paid off the entire outstanding balance of $1.2 million on its unsecured loan.

On October 29, 2015, we used $12.1 million in net proceeds from the sale of Northgate Plaza, $18.6 million in net proceeds from the sale of Moreno Marketplace, and $4.0 million in loan proceeds under the Amended and Restated Credit Facility with KeyBank, to pay off $31.7 million in outstanding secured term loans, including $0.2 million in interest and $2.2 million in prepayment premium.

On October 30, 2015, we used part of the $19.6 million in net proceeds from the sale of Summit Point to pay off the $11.9 million mortgage loan. The remainder of the net proceeds has been added to cash reserves.

Share Redemption

On November 10, 2015, we repurchased 87,599 shares of our common stock under the Amended and Restated Share Redemption Program for $575,500, at an average price of $6.57 per share.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On October 15, 2015, the United States District Court for the Northern District of California granted final approval to a settlement of the class action previously disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K. As a result, the action was dismissed with prejudice.

ITEM 1A. RISK FACTORS

Omitted as permitted under rules applicable to smaller reporting companies.

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

On August 7, 2015, the Company’s board of directors approved an estimated value per share of the Company’s common stock of (i) before giving effect to the declaration of the Special Distribution (as defined and described below) together with the payment of the penalty interest due to the Internal Revenue Service related thereto (the “Penalty Interest”), $6.81 per share based on the estimated value of the Company’s assets less the estimated value of the Company’s liabilities, divided by the number of shares and operating partnership units outstanding, all as of July 1, 2015, and (b) after giving effect to the declaration of the Special Distribution and the payment of the Penalty Interest, $6.57 per share as of August 7, 2015, based on the foregoing and input from SRT Advisor, LLC (the “Advisor”) with respect to the absence of material changes concerning the foregoing between July 1, 2015 and August 7, 2015. The Company is providing this estimated value per share to assist broker-dealers that participated in the Company’s initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation as of July 1, 2015 was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013.

During the quarter ended September 30, 2015, we did not redeem shares pursuant to the Amended and Restated SRP.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As of the three months ended September 30, 2015, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2015.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975))
3.1.2	Articles of Amendment, dated August 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)
3.1.3	Articles Supplementary, dated November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2013)
3.1.4	Articles Supplementary, dated January 22, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
10.1	Limited Liability Company Agreement of SGO MN Retail Acquisitions Venture, LLC, dated September 30, 2015
10.2	Purchase and Sale Agreement, dated September 16, 2015, by and between TNP SRT Portfolio I, LLC and The Phillips Edison Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015)
10.3	First Amendment to Purchase and Sale Agreement, dated October 15, 2015 by and between TNP SRT Portfolio I, LLC and The Phillips Edison Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2015)
10.4	Purchase and Sale Agreement, dated September 25, 2015, by and between TNP SRT Summit Point, LLC and New Market Properties, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 2, 2015)
10.5	First Amendment to Purchase and Sale Agreement, dated October 7, 2015, by and between TNP SRT Summit Point, LLC and New Market Properties, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 2, 2015)
10.6	Second Amendment to Purchase and Sale Agreement, dated October 19, 2015, by and between TNP SRT Summit Point, LLC and New Market-Summit Point, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 2, 2015)
10.7	Property Management Agreement among SGO MN Buffalo Mall, LLC, et al., and Glenborough, LLC, dated September 30, 2015
10.8	Property Management Agreement among SGO MN West Village, LLC, et al. and Glenborough, LLC, dated September 30, 2015
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted April 1, 2015 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 9, 2015)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

