Form 10-K
period 2015-12-31
Strategic Realty Trust, Inc.
filed 2016-03-30
CIK 1446371

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes  ☐    No   ☒

There is no established trading market for the registrant’s common stock. On July 15, 2014, the board of directors of the registrant approved an estimate value per share of the registrant’s common stock of $7.11 per share based on the estimated value of the registrant’s assets less the estimated value of the registrant’s liabilities, or net asset value, divided by the number of shares and operating partnership units outstanding, as of March 31, 2014. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of March 31, 2014, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014. On August 25, 2015, the registrant disclosed an estimated value per share of the registrant’s common stock of $6.57 per share as of August 7, 2015. On August 7, 2015, the board of directors of the registrant approved an estimated value per share of the registrant’s common stock of (i) before giving effect to the declaration of a special distribution and the payment of related penalty interest to the Internal Revenue Service, $6.81 per share based on the estimated value of the registrant’s assets less the estimated value of the registrant’s liabilities, or net asset value, divided by the number of shares and operating partnership units outstanding, all as of July 1, 2015, and (ii) after giving effect to the declaration of a special distribution and the payment of related penalty interest to the Internal Revenue Service, $6.57 per share as of August 7, 2015. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of August 7, 2015, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information” of this Annual Report on Form 10-K.

There were approximately 10,342,707 shares of common stock held by non-affiliates at June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 24, 2016, there were 11,037,948 outstanding shares of common stock of Strategic Realty Trust, Inc.

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

Overview

Strategic Realty Trust, Inc., is a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 2009. As used herein, the terms “we” “our” “us” and “Company” refer to Strategic Realty Trust, Inc., and, as required by context, Strategic Realty Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership” or “OP”, and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership.

On November 4, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and a maximum of 10,526,316 shares of our common stock to our stockholders at $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and we commenced the Offering. On February 7, 2013, we terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP.

As of February 2013 when we terminated the Offering, we had accepted subscriptions for, and issued, 10,688,940 shares of common stock in the Offering for gross offering proceeds of $104,700,000, and 391,182 shares of common stock pursuant to the DRIP for gross offering proceeds of $3,620,000. We have also granted 50,000 shares of restricted stock and we issued 273,729 shares of common stock to pay a portion of a special distribution. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for details regarding the special distribution.

Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated Share Redemption Program (“the Amended and Restated SRP”). Under the Amended and Restated SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase by us. For more information regarding our share redemption program, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities—Share Redemption Program.” Cumulatively, through December 31, 2015, we have redeemed 365,903 shares of common stock sold in the Offering for $2,995,000.

Since our inception, our business has been managed by an external advisor. All management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed in August 2014 and August 2015. The current term of the Advisory Agreement terminates on August 10, 2016. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.

Beginning in December 2012 and ending upon execution of the Advisory Agreement, Glenborough performed certain services for the Company pursuant to a consulting agreement (“Consulting Agreement”).  We entered the Consulting Agreement to assist us with the process of transitioning to a new external advisor, as well as to provide other services.

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

Business Strategy

On February 7, 2013, as a result of the termination of the Offering, we ceased offering shares of our common stock in our primary offering and under our DRIP. Additionally, in March 2013, we filed an application with the SEC to withdraw our registration statement on Form S-11 for a contemplated follow-on public offering of our common stock. Prior to the termination of the Offering, we funded our investments in real properties and other real-estate related assets primarily with the proceeds from the Offering and debt financing. Since the termination of the Offering, we intend to fund our future cash needs, including any future investments, with debt financing, cash from operations, proceeds to us from asset sales, cash flows from investments in joint ventures and the proceeds from any offerings of our securities that we may conduct in the future. As a result of the termination of the Offering and the resulting decrease in our capital resources, we expect our investment activity to be reduced until we are able to engage in an offering of our securities or are able to identify other significant sources of financing.

We intend to continue to focus on investments in income-producing retail properties. Specifically, we are focused on acquiring high quality urban retail properties in major west coast markets and building a joint venture platform with institutional investors to invest in value–add retail properties. Our investments may include urban store front retail buildings, free standing single tenant buildings, neighborhood, community, power and lifestyle shopping centers, and multi-tenant shopping centers. We may also invest in real estate loans or real estate-related assets that we believe meet our investment objectives.

Investment Portfolio

As of December 31, 2015, our portfolio included 9 properties, including 1 property classified as held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 766,000 square feet of single and multi-tenant commercial retail space located in 7 states, which we purchased for an aggregate purchase price of approximately $96,960,000. See Item 2, “Properties” for additional information on our portfolio. In addition to the properties, in 2015 we invested in two joint ventures with an institutional partner. These ventures acquired two portfolios comprising 19 properties and approximately 1,447,000 square feet.

Borrowing Policies

We use, and may continue to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, real estate-related loans, and other real estate-related assets. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of our indebtedness. As of December 31, 2015, our aggregate outstanding indebtedness, excluding outstanding indebtedness included in liabilities related to assets held for sale, totaled approximately $34,391,000, or 33.8% of the book value of our total assets.

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2015 and 2014, our borrowings were approximately 65.3% and 268.4%, respectively, of the value of our net assets.

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

Economic Dependency

In August 2013, we transitioned to a new external advisor. We are dependent on our Advisor and its affiliates for certain services that are essential to us, including the disposition of real estate and real estate-related investments and, to the extent we acquire additional assets, the identification, evaluation, negotiation and purchase of these assets, management of the daily operations of our real estate and real estate-related investment portfolio, and other general and administrative responsibilities. In the event that our Advisor is unable to provide such services to us, we will be required to obtain such services from other sources.

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

In June 2011, we acquired a debt obligation (the “Distressed Debt”) for $18 million under our prior advisor, TNP Strategic Retail Advisor, LLC. In October 2011, we received the underlying collateral (the “Collateral”) with respect to the Distressed Debt in full settlement of our debt claim (the “Settlement”). At the time of the Settlement, we received an independent valuation of the Collateral’s fair market value (“FMV”) of $27.6 million. The Settlement resulted in taxable income to us in an amount equal to the FMV of the Collateral less our adjusted basis for tax purposes in the Distressed Debt. Such income was not properly reported on our 2011 federal income tax return, and we did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules (the “2011 Underreporting”). We believe that we were able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by making a special distribution (the “Special Distribution”) to our stockholders in the form of cash and common shares. On November 4, 2015, we paid $450,000 in cash and issued 273,729 common shares with a value of $1,798,000 pursuant to the Special Distribution. On December 30, 2015, we paid an additional $108,000 in cash to correct errors made by the third party transfer agent in connection with the November 4, 2015 payment pursuant to the Special Distribution. Although we believe the Special Distribution allowed us to maintain our qualification as a REIT, there can be no complete assurance in this regard.

Amounts paid as deficiency dividends should generally be treated as taxable income to our stockholders for U.S. federal income tax purposes in the year paid. Taxable stockholders who received the Special Distribution will therefore be required to include the full amount of cash and common shares received pursuant to the Special Distribution as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes, as measured at that point in 2011. As a result, such stockholders may be required to pay income taxes with respect to such cash and common shares received pursuant to the Special Distribution in excess of the cash component of the Special Distribution.

We have elected to treat one of our subsidiaries as a taxable REIT subsidiary, which we refer to as a TRS. In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code. A TRS is subject to federal and state income taxes. Our TRS activities have not been material.

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

Risks Related to an Investment in Us

We raised substantially less than half of the maximum amount we sought to raise in the Offering, which terminated on February 7, 2013. As a result, our portfolio is not as diverse as if we had raised the full $1 billion of shares registered under the Offering, which may cause the value of your investment to vary more widely with the performance of specific assets, and our general and administrative expenses may constitute a greater percentage of our revenue, which could increase the risk that you will lose money on your investment.

The Offering terminated on February 7, 2013. The Offering was made on a “best efforts” basis, whereby the brokers participating in the Offering had no firm commitment to purchase any shares. We raised approximately $108.3 million from the sale of shares in the Offering, including approximately $3.6 million from the sale of shares in the DRIP. These proceeds were lower than our former sponsor and former dealer manager expected. As a result, we have not been able to make the number of investments originally intended, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located, the industries in which our tenants operate and the length of lease terms with our tenants. In addition, we will be limited in the number of investments we are able to make in the future. Finally, adverse developments with respect to a single property, a geographic region, a small number of tenants, a tenant industry or rental rates when we renew or release a property may have a greater adverse impact than they otherwise would.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.

On August 7, 2015, our board of directors approved an estimated value per share of our common stock of (i) before giving effect to the declaration of the Special Distribution together with the payment of the penalty interest due to the Internal Revenue Service related thereto (the “Penalty Interest”), $6.81 per share based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares and operating partnership units outstanding, all as of July 1, 2015, and (b) after giving effect to the declaration of the Special Distribution and the payment of the Penalty Interest, $6.57 per share as of August 7, 2015. We provided this estimated value per share to assist broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under the rules of the Financial Industry Regulatory Authority (“FINRA”).

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

The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since August 7, 2015 other than the declaration of the Special Distribution. For a description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information”.

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

There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly, or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted the Amended and Restated SRP, but only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase under the Amended and Restated SRP and the number of shares to be redeemed under the Amended and Restated SRP is limited to the lesser of (i) a total of $2,000,000 for redemptions sought upon a stockholder’s death and a total of $1,000,000 for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should be prepared to hold your shares for an indefinite length of time.

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

From August 2009 to December 2012, our board of directors declared monthly cash distributions. Due to short-term liquidity issues and defaults under certain of our loan agreements, effective January 15, 2013, our board of directors determined to pay future distributions on a quarterly basis (as opposed to monthly). However, our board of directors did not declare or pay a distribution for the first three quarters of 2013. On December 9, 2013, our board of directors re-established a quarterly distribution that has continued through 2015. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions” for additional information regarding distributions.

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

You are limited in your ability to sell your shares of common stock pursuant to the Amended and Restated SRP. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid upon subscription.

The Amended and Restated SRP may provide you with an opportunity to have your shares of common stock redeemed by us. However, our share redemption program contains certain restrictions and limitations. Only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase under the Amended and Restated SRP. Further, we limit the number of shares to be redeemed under the Amended and Restated SRP to the lesser of (i) a total of $2,000,000 for redemptions sought upon a stockholder’s death and a total of $1,000,000 for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend or terminate the Amended and Restated SRP at any time. Therefore, you may not have the opportunity to make a redemption request prior to a potential termination of the Amended and Restated SRP and you may not be able to sell any of your shares of common stock back to us pursuant to the Amended and Restated SRP. Moreover, if you do sell your shares of common stock back to us pursuant to the Amended and Restated SRP, you may not receive the price you paid for any shares of our common stock being redeemed.

Provisions of the Maryland General Corporation Law may limit the ability of a third party to acquire control of us and may prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

Our board of directors has elected for us to be subject to certain provisions of the Maryland General Corporation Law (the “MGCL”) relating to corporate governance that may have the effect of delaying, deferring or preventing a transaction or a change of control of us that might involve a premium to the market price of our common stock or otherwise be in our stockholders' best interests. Pursuant to Subtitle 8 of Title 3 of the MGCL, our board of directors has implemented (i) a classified board of directors having staggered three year terms and (ii) a requirement that a vacancy on the board be filled only by the remaining directors. Such provisions may have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if the acquisition would be in our stockholders’ best interests, and may therefore prevent our stockholders from receiving a premium price for their stock in connection with a business combination.

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

We are uncertain of our sources for funding our future capital needs and our cash and cash equivalents on hand is limited. If we cannot obtain debt or equity financing on acceptable terms, our ability to acquire real properties or other real estate-related assets, fund or expand our operations and pay distributions to our stockholders will be adversely affected.

The net proceeds from the Offering, which was terminated on February 7, 2013, have been used primarily to fund our investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of various fees and expenses such as acquisition fees and management fees and for payment of distributions to our stockholders. Proceeds from the Offering are no longer available as a source of funding for our capital needs and our cash and cash equivalents on hand are currently limited. In addition, in the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our investments or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real properties and other real estate-related assets, to expand our operations and make distributions to our stockholders will be adversely affected. Furthermore, if our liquidity were to become severely limited it could jeopardize our ability to continue as a going concern or to make the annual distributions required to continue to qualify as a REIT, which would adversely affect the value of our stockholders’ investment in us.

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

We may issue preferred stock or other classes of common stock, which issuance could adversely affect the holders of our common stock issued pursuant to the Offering.

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

Our charter authorizes us to issue 449,600,000 shares of capital stock, of which 400,000,000 shares of capital stock are designated as common stock and 50,000,000 shares of capital stock are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever create and issue preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; and

•	the removal of incumbent management.

Actions of joint venture partners could negatively impact our performance.

We have entered into and may enter into joint ventures with third-parties, including with entities that are affiliated with our Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:

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

As of December 31, 2015, we owned 9 properties, and 1 property held for sale, each of which is a retail center and the majority of which have multiple tenants. The joint ventures in which we are invested also own retail centers. The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.

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

In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an “anchor tenant,” may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events at one of our properties or any retail property we may acquire in the future would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant at one of our properties or any retail property we may acquire in the future could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer of a lease to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease vacated space at one of our properties or any retail property we may acquire in the future to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant. As of December 31, 2015, excluding a property classified as held for sale, Ralph’s Grocery, accounted for 10% of our annual minimum rent.

Two of our tenants account for a meaningful portion of the gross leasable area of our portfolio and/or our annual minimum rent, and the inability of either of these tenants to make their contractual rent payments to us could expose us to potential losses in rental revenue, expense recoveries, and percentage rent.

A concentration of credit risk may arise in our business when a nationally or regionally-based tenant is responsible for a substantial amount of rent in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. As of December 31, 2015, excluding a property classified as held for sale, Ralph’s Grocery, accounted for 10% of our annual minimum rent.

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

Risks Associated With Debt Financing

Restrictions imposed by our loan agreements may limit our ability to execute our business strategy and could limit our ability to make distributions to our stockholders.

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

We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2015 and 2014, our aggregate borrowings did not exceed 300% of the value of our net assets. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.

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

Our qualification as a REIT will depend upon our ability to meet requirements regarding our organization and ownership, distributions of our income, the nature and diversification of our income and assets and other tests imposed by the Internal Revenue Code. If we fail to qualify as a REIT for any taxable year, we would be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year in which we lose our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer be deductible in computing our taxable income and we would no longer be required to make distributions. To the extent that distributions had been made in anticipation of our qualifying as a REIT, we might be required to borrow funds or liquidate some investments to pay the applicable corporate income tax. In addition, although we intend to operate in a manner intended to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors to recommend that we revoke our REIT election.

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

We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay U.S. federal income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. We also will be subject to corporate tax on any undistributed taxable income. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid corporate income taxation on the earnings that we distribute, it is possible that we might not always be able to do so.

In June 2011, we acquired a debt obligation, the Distressed Debt, for $18 million under our prior advisor, TNP Strategic Retail Advisor, LLC. In October 2011, we received the underlying Collateral with respect to the Distressed Debt in full Settlement of our debt claim. At the time of the Settlement, we received an independent valuation of the Collateral’s FMV of $27.6 million. The Settlement resulted in taxable income to us in an amount equal to the FMV of the Collateral less our adjusted basis for tax purposes in the Distressed Debt. Such income was not properly reported on our 2011 federal income tax return, and we did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules. We believe that we were able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by making a Special Distribution in 2015 to our stockholders as described below. The Special Distribution was then included in the Company’s deduction for dividends paid for 2011.

On August 7, 2015, our board of directors authorized a Special Distribution of $2,248,000 on our common stock to holders of record as of the close of business on August 10, 2015 (the “Record Date”). Subject to the limitations described below, the Special Distribution was payable in cash, common shares or a combination of cash and common shares to, and at the election of, the stockholders of record as of the Record Date.

As of the Record Date, we had approximately 10,891,798 million common shares outstanding. Based on such amount, the Special Distribution was valued at approximately $0.20 per common share. Stockholders had the right to elect to be paid their pro rata portion of the Special Distribution all in cash, all in common shares or a combination of cash and common shares; provided, however, that the total amount of cash payable to all stockholders in the Special Distribution was limited to no more than $449,600, with the balance of the Special Distribution, or $1,798,400, payable in the form of common shares. Stockholders who failed to properly and timely complete an election form received their pro rata portion of the Special Distribution entirely in common shares.

We paid the Special Distribution on November 4, 2015 (the “Payment Date”). The total amount of cash paid to stockholders was $449,600 and the balance of $1,798,400 was paid in the form of 273,729 common shares issued pursuant to the Special Distribution. On December 30, 2015, we paid an additional $108,000 in cash to correct errors made by the third party transfer agent in connection with the November 4, 2015 payment pursuant to the Special Distribution. The issuance of the common shares pursuant to the Special Distribution will impact weighted average shares outstanding from the date of issuance and, thus, will impact the earnings per share calculation prospectively from the Payment Date. Although we believe the Special Distribution allowed us to maintain our qualification as a REIT, there can be no complete assurance in this regard.

Amounts paid as deficiency dividends should generally be treated as taxable income to our stockholders for U.S. federal income tax purposes in the year paid. Taxable stockholders who received the Special Distribution will therefore be required to include the full amount of cash and common shares received pursuant to the Special Distribution as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes, as measured at that point in 2011. As a result, such stockholders may be required to pay income taxes with respect to such cash and common shares received pursuant to the Special Distribution in excess of the cash component of the Special Distribution.

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

Even if we maintain our status as a REIT, we may be subject to federal and state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our real estate assets and pay income tax directly on such income. We may also be subject to state and local taxes on our income or property, either directly or at the level of the companies through which we indirectly own our assets. In addition, our taxable REIT subsidiaries will be subject to federal income tax and applicable state and local taxes on their net income. Any federal or state taxes we pay will reduce our cash available for distribution to stockholders or for other purposes.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including investments in joint ventures owning qualified real estate assets, shares of stock in other REITs, certain mortgage loans and mortgage backed securities. The remainder of our investment in securities (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. The assets of our joint venture investments are included in our qualifying asset tests. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

If we were to pay a “preferential dividend” to certain of our stockholders for our taxable years beginning before 2015, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must distribute to our stockholders at least 90% of our annual REIT taxable income (excluding net capital gain), determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for publicly offered REITs for taxable years prior to 2015, and to provide us with a REIT-level tax deduction for such years, the distributions must not have been “preferential dividends”. A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. If the IRS were to take the position that we paid a preferential dividend for our taxable years prior to 2015, we may be deemed to have failed the 90% distribution test, and our status as a REIT could be terminated if we were unable to cure such failure.

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

Property Portfolio

As of December 31, 2015, our portfolio included 9 retail properties, including 1 property classified as held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 766,000 square feet of single- and multi-tenant, commercial retail space located in 7 states. We purchased our properties for an aggregate purchase price of $96,960,000. As of December 31, 2015 and 2014, there was $39,786,000 and $122,148,000 of indebtedness on our properties, respectively, including indebtedness on our held for sale properties. As of December 31, 2015 and 2014, approximately 90% and 88% of our portfolio was leased (based on rentable square footage), respectively, with weighted-average remaining lease terms of approximately 5 and 7 years, respectively.

		Rentable Square	Percent	Effective Rent (3)	Anchor	Date	Original Purchase
Property Name	Location	Feet (1)	Leased (2)	(Sq. Foot)	Tenant	Acquired	Price (4)	Debt (5)

Real Estate Investments
Pinehurst Square	Bismarck, ND	114,102	95%	$14.35	TJ Maxx	5/26/11	$15,000,000	$-
Cochran Bypass	Chester, SC	45,817	100%	$5.24	Bi-Lo	7/14/11	2,585,000	1,513,000
Topaz Marketplace	Hesperia, CA	50,699	59%	$24.49	n/a	9/23/11	13,500,000	-
Morningside Marketplace	Fontana, CA	76,923	94%	$15.32	Ralphs	1/9/12	18,050,000	8,629,000
Woodland West Marketplace	Arlington, TX	175,078	77%	$16.03	Randall's	2/3/12	13,950,000	9,690,000
Ensenada Square	Arlington, TX	62,628	100%	$7.28	Kroger	2/27/12	5,025,000	2,992,000
Shops at Turkey Creek	Knoxville, TN	16,324	100%	$27.20	n/a	3/12/12	4,300,000	2,708,000
Florissant Marketplace	Florissant, MO	146,257	100%	$9.76	Gold's Gym	5/16/12	15,250,000	8,859,000
		687,828					87,660,000	34,391,000

Property Held for Sale
Bloomingdale Hills	Riverside, FL	78,442	94%	$8.50	Walmart	6/18/12	$9,300,000	$5,395,000

		766,270					$96,960,000	$39,786,000

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property at December 31, 2015.

(3)	Effective rent per square foot is calculated by dividing the annualized December 2015 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Pinehurst Square and Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)	Debt represents the outstanding balance as of December 31, 2015. For more information on our financing, see Part II, Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8. “Notes Payable” to our consolidated financial statements included in this Annual Report.

Lease Expirations

The following table reflects the timing of tenant lease expirations at our properties, excluding property held for sale, as of December 31, 2015:

	Number		Percent of Portfolio
	of Leases	Annualized	Annualized Base	Square Feet
Year of Expiration (1)	Expiring	Base Rent (2)	Rent Expiring	Expiring
2016	13	$716,000	10%	47,000
2017	17	1,148,000	16%	83,000
2018	13	948,000	13%	78,000
2019	12	910,000	13%	84,000
2020	12	398,000	6%	26,000
2021	10	1,178,000	17%	149,000
2022	4	1,140,000	16%	103,000
2023	1	247,000	4%	11,000
2024	3	131,000	2%	13,000
2025	3	211,000	3%	12,000
Thereafter	1	97,000	1%	10,000
Total	89	$7,124,000	100%	616,000

(1)	Represents the expiration date of the lease as of December 31, 2015, and does not take into account any tenant renewal options.

(2)	Annualized base rent represents annualized contractual base rent as of December 31, 2015. These amounts do not include other items such as tenant concession (e.g., free rent), percentage rent, and expense recoveries.

Tenant lease expirations in 2016 and 2017 represent 10% and 16%, respectively, of our annualized base rent as of December 31, 2015. Based on our forecasts, the estimated market rents in 2016 and 2017 are expected to be approximately 8.8% and 4.3% lower than the expiring rents in 2016 and 2017, respectively.

Concentration of Credit Risk

A concentration of credit risk arises in our business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of our credit risk. As of December 31, 2015, excluding the property classified as held for sale, Ralph’s Grocery accounted for 10% of our annual minimum rent. Ralph’s Grocery is a major supermarket chain in Southern California. No other tenant accounted for 10% or more of our annual minimum rent.

2015 Property Acquisitions

We did not acquire any properties in 2015.

2015 Investments in Unconsolidated Joint Ventures

On March 11, 2015, we, through a wholly-owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisitions Venture, LLC (the “SGO Joint Venture”) with an institutional investor. The SGO Joint Venture was our first venture intended to focus on investing in value–add strategies for retail real estate assets. The SGO Joint Venture acquired three grocery anchor shopping centers with over 400,000 square feet for a total price of $53.6 million.

On September 30, 2015, we, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of SGO MN Retail Acquisitions Venture, LLC (the “SGO MN Joint Venture”) with an institutional investor. The SGO MN Joint Venture was our second venture intended to focus on investing in value–add strategies for retail real estate assets. The SGO MN Joint Venture acquired 16 retail properties consisting of five grocery anchor shopping centers, six retail strip centers, one mall, one mixed use retail/office property and three single tenant retail properties with over 1,045,000 square feet for a total price of $80.6 million.

On December 21, 2015, we, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of 3032 Wilshire Investors, LLC (the “Wilshire Joint Venture”) with an institutional investor.

2015 Property Dispositions

•

In March 2015, we completed the sales of Osceola Village (including an additional pad), Constitution Trail and Aurora Commons for a gross sales price of $22,000,000, $23,100,000 and $8,500,000, respectively. The sales were completed in connection with the formation of the SGO Joint Venture as described above.

•	In October 2015, we completed the sales of Northgate Plaza, Moreno Marketplace and Summit Point for a gross sales price of $12,800,000, $19,400,000 and $19,600,000, respectively.

ITEM 3. LEGAL PROCEEDINGS

The following disclosure summarizes material pending legal proceedings to which we are a party, as well as material legal proceedings that terminated during the three months ended December 31, 2015.

Securities Litigation

On or about September 23, 2013, a civil action captioned Stephen Drews v. TNP Strategic Retail Trust, Inc., et al., SA-CV-13-1488-PA-DFMx, was commenced in the United States District Court for the Central District of California. The named defendants were the Company, various of its present or former officers and directors, including Anthony W. Thompson, and several entities controlled by Mr. Thompson. The plaintiff alleged that he invested in connection with the Offering and purported to represent a class consisting of all persons who invested in connection with the Offering between September 23, 2010 and February 7, 2013. The plaintiff alleged that the Company and all of the individual defendants violated Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) because the offering materials used in connection with the Offering allegedly failed to disclose financial difficulties that Mr. Thompson and the entities controlled by him were experiencing. Additional claims under the Securities Act were asserted against Mr. Thompson, the entities controlled by Mr. Thompson and the other individual defendants who were employees of Mr. Thompson. The complaint sought a class-wide award of damages in an unspecified amount. On October 22, 2013, the plaintiff filed a notice of voluntary dismissal without prejudice. On October 23, 2013, a virtually identical complaint was filed in the United States District Court for the Northern District of California, asserting the same claims against the same defendants. The only material difference was that an additional plaintiff was added. Like the original plaintiff, the additional plaintiff alleged that he invested in connection with the Offering. The new action was captioned Lewis Booth, et al. v. Strategic Realty Trust, Inc., et al., CV-13-4921-JST. On January 27, 2014, the Court entered an order appointing lead plaintiffs and lead plaintiffs’ counsel. On March 13, 2014, the plaintiffs filed an amended complaint. The amended complaint contained the same claims as the original complaint and added additional common law claims, including claims that the Company’s directors breached their fiduciary duties, and that the Company and its directors had been unjustly enriched. On April 28, 2014, the Company and the individual defendants other than Mr. Thompson or employees of Mr. Thompson moved to dismiss the amended complaint. On July 29, 2014, the Court granted the motion in part and denied the motion in part. Specifically, the Court dismissed the claim for breach of fiduciary duty with leave to amend and dismissed the claim for unjust enrichment with prejudice. On July 31, 2014, the plaintiffs advised the Court that they did not intend to amend their pleading to re-assert the claim for breach of fiduciary duty. On January 16, 2015, the parties reached an agreement to settle the case on a class-wide basis, subject to approval by the Court, with the settlement to be funded entirely by the Company’s insurers. On October 15, 2015, the Court approved the settlement. On February 12, 2016, the distribution of the settlement proceeds to the members of the class commenced.

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

On August 7, 2015, our board of directors approved an estimated value per share of our common stock of (i) before giving effect to the declaration of the Special Distribution together with the payment of the Penalty Interest, $6.81 per share based on the estimated value of our assets less the estimated value of our liabilities, divided by the number of shares and operating partnership units outstanding, all as of July 1, 2015, and (b) after giving effect to the declaration of the Special Distribution and the payment of the Penalty Interest, $6.57 per share as of August 7, 2015, based on the foregoing and input from the Advisor with respect to the absence of material changes concerning the foregoing between July 1, 2015 and August 7, 2015. We are providing this estimated value per share to assist broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by FINRA. The valuation as of July 1, 2015 was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013.

Our independent directors are responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was determined after consultation with the Advisor and with Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by our board of directors, including all of its independent members. Stanger prepared appraisal reports, summarizing key inputs and assumptions, for each of the real estate properties it appraised, and reviewed our real estate related investments, cash, other assets, mortgage debt and other liabilities, using our financial information provided by the Advisor. The methodologies and assumptions used to determine the estimated value of our assets and liabilities are described further below.

Stanger used the appraised values of our real estate properties, together with its estimated value of our notes payable and non-controlling interests and the Advisor’s estimated value of each of our other assets and liabilities, to calculate and recommend an estimated net asset value per share of our common stock as of July 1, 2015 and before giving effect to the declaration of the Special Distribution and the payment of the Penalty Interest. Stanger estimated a net asset value per share of our common stock as of July 1, 2015 after giving effect to the declaration of the Special Distribution and the payment of the Penalty Interest. Upon the board of directors’ receipt and review of Stanger’s valuation report, and in light of other factors considered, the board of directors, including the independent directors, approved (a) $6.81 as the estimated value of our common stock as of July 1, 2015 before giving effect to the declaration of the Special Distribution and the payment of the Penalty Interest, and (b) $6.57 as the estimated value of our common stock as of August 7, 2015 after giving effect to the declaration of the Special Distribution and the payment of the Penalty Interest, which determinations are ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of July 1, 2015 both before and after giving effect to the Special Distribution and the payment of the Penalty Interest:

(Unaudited)

Strategic Realty Trust, Inc. and Subsidiaries

Estimated Value Per Share

(Dollars in Thousands, Except Per Share)

Assets
Investments in real estate, net	$144,425
Cash and cash equivalents	3,394
Restricted cash	5,530
Prepaid expenses	796
Accounts receivable, net	713
Notes receivable	7,152
Investment in unconsolidated joint venture	5,432
Deferred costs and intangibles, net	-
Total assets	167,443

Liabilities
Notes payable	$87,035
Accounts payable and accrued expenses	2,549
Other liabilities	745
Below market lease intangibles, net	-
Total liabilities	90,329

Total stockholders equity	77,114

Shares & OP units outstanding	11,323,594

Estimated value per share before giving effect to the special distribution and penalty interest	$6.81
Special Distribution	(0.20)
Penalty interest	(0.04)
Estimated value per share after giving effect to the special distribution and penalty interest	$6.57

Based on input from the Advisor regarding the absence of material developments with respect to the foregoing and in order to comply with Internal Revenue Service requirements with respect to the Special Distribution, the board of directors brought forward the foregoing valuation to be as of August 7, 2015, for purposes of arriving at a valuation that is after giving effect to the declaration of the Special Distribution.

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

Real Estate

Independent Valuation Firm

Stanger was selected by our Advisor and approved by our independent directors and board of directors to appraise our real estate properties. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or our Advisor. The compensation we paid to Stanger is based on the scope of work and not on the appraised values of our real estate properties. The appraisals were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Each appraisal was reviewed, approved and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing its appraisal reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of the Company.

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

As of July 1, 2015, we wholly owned 12 real estate assets. The total acquisition cost of these properties was $129,752,000 excluding acquisition fees and expenses. In addition, through July 1, 2015 we had invested $1,577,000 in capital and tenant improvements on these 12 real estate assets since inception. As of July 1, 2015, the total appraised value of our wholly-owned real estate properties was provided by Stanger using the appraisal methods described above was $144,425,000. The total appraised real estate value as of July 1, 2015, compared to the total acquisition cost of our real estate properties plus subsequent capital improvements through July 1, 2015, results in an overall increase in the real estate value of approximately $13,096,000 or approximately 9.97%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised real estate property values:

		Weighted
	Range	Average
Terminal capitalization rate	6.75%-8.50%	7.42%
Discount rate	7.50%-10.00%	8.47%
Income and expense growth rate	3.00%	3.00%

As of July 1, 2015, we owned three properties through a joint venture between a wholly-owned subsidiary of the Company, Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P., and GLB SGO, LLC, a wholly-owned subsidiary of Glenborough Property Partners, LLC (the “Joint Venture”). Stanger valued the Joint Venture using the terms of the joint venture agreement relating to the allocation of the economic interests between us and our joint venture partners, as applied to a 10-year discounted cash flow analysis derived from the appraisals of each of the properties and the terms of liabilities encumbering the Joint Venture properties and other fees and expenses of the Joint Venture.

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

	Increase (Decrease) on the Estimated Value Per Share due to
	- 25 Basis Points	+ 25 Basis Points	- 5%	+ 5%
Terminal capitalization rates	$0.25	$(0.22)	$0.37	$(0.32)
Discount rates	$0.24	$(0.22)	$0.42	$(0.39)

Notes Payable

Values for mortgage loans were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes (i.e. age, location, etc.). The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for mortgage loans ranged from 4.10% to 8.00%.

As of July 1, 2015, Stanger’s estimate of fair value and the carrying value of our notes payable were $87.0 million and $85.2 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 3.6 years, was approximately 4.5%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Adjustment to Discount Rates
	+ 25 Basis Points	- 25 Basis Points	+ 5%	- 5%
Estimated fair value	$86,471	$87,607	$86,527	$87,549
Weighted average discount rate	4.8%	4.3%	4.8%	4.3%
Change in value per share	$(0.05)	$0.05	$(0.04)	$0.04

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

Special Distribution

As further described below under “ – Special Distribution”, on August 7, 2015, our board of directors authorized a Special Distribution of $2,248,000 on our common stock, par value $0.01 per share, as of the close of business on August 10, 2015. On November 4, 2015, we paid $449,600 in cash and issued 273,729 common shares with a value of $1,798,000 pursuant to the Special Distribution. On December 30, 2015, we paid an additional $108,000 in cash to correct errors made by the third party transfer agent in connection with the November 4, 2015 payment pursuant to the Special Distribution

Limitations of Estimated Value per Share

As mentioned above, we are providing this estimated value per share to assist broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations and to comply with IPA valuation guidelines. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.

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

Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize the Advisor and/or an independent valuation firm to update the estimated value per share in 2016, in accordance with the recommended IPA guidelines.

Special Distribution

In June 2011, we acquired the Distressed Debt for $18 million under our prior advisor, TNP Strategic Retail Advisor, LLC. In October 2011, we received the underlying Collateral with respect to the Distressed Debt in full Settlement of its debt claim. At the time of the Settlement, we received an independent valuation of the Collateral’s FMV of $27.6 million. The Settlement resulted in taxable income to us in an amount equal to the FMV of the Collateral less our adjusted basis for tax purposes in the Distressed Debt. Such income was not properly reported on our 2011 federal income tax return, and we did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules (i.e., the 2011 Underreporting). We believe that we were able to rectify the 2011 Underreporting by paying a Special Distribution to our stockholders.

On August 7, 2015, the board of directors authorized the Special Distribution of $2,248,000 on our common stock as of the close of business on August 10, 2015 (the “Record Date”). The Special Distribution was payable in cash, common stock or a combination of cash and common stock to, and at the election of, the stockholders of record as of the Record Date, provided, however, that the total amount of cash payable to all stockholders in the Special Distribution was $449,600 (the “Cash Amount”), with the balance of the Special Distribution, or $1,798,400 (the “Share Amount”), payable in the form of shares of common stock. Stockholders who did not return an election form, or who otherwise failed to properly complete an election form, before the deadline, received their pro rata portion of the Special Dividend entirely in shares of common stock.

On November 4, 2015, we paid $450,000 in cash and issued 273,729 common shares of with a value of $1,798,000 pursuant to the Special Distribution. On December 30, 2015, we paid an additional $108,000 in cash to correct errors made by the third party transfer agent in connection with the November 4, 2015 payment pursuant to the Special Distribution. Although we believe the Special Distribution allowed us to maintain our qualification as a REIT, there can be no complete assurance in this regard.

Stockholder Information

As of March 20, 2016, we had 11,037,948 shares of our common stock outstanding held by a total of approximately 3,200 stockholders. The number of stockholders is based on the records of our transfer agent.

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

Under the terms of the Amended and Restated Revolving Credit Agreement with KeyBank (as discussed under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—KeyBank Amended and Restated Credit Facility Agreement”), we may pay distributions to our stockholders so long as the total amount paid does not exceed certain thresholds described in the agreement with KeyBank; provided, however, that we are not restricted from making any distributions necessary in order to maintain our status as a REIT. Our board of directors evaluates our ability to make quarterly distributions based on our operational cash needs.

The following table sets forth the distributions, excluding the Special Distribution, declared and paid or payable to our common stockholders and holders of non-controlling common units in our operating partnership for the years ended December 31, 2015 and 2014, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06	$658,000	$26,000	$684,000
Second Quarter 2015	6/30/2015	7/30/2015	$0.06	654,000	26,000	680,000
Third Quarter 2015	9/30/2015	10/30/2015	$0.06	654,000	26,000	680,000
Fourth Quarter 2015	12/31/2015	1/30/2016	$0.06	661,000	25,000	686,000
				$2,627,000	$103,000	$2,730,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	$0.06	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	$0.06	658,000	26,000	684,000
Fourth Quarter 2014	12/31/2014	1/30/2015	$0.06	658,000	26,000	684,000
				$2,522,000	$100,000	$2,622,000

The tax composition of our distributions paid during the years ended December 31, 2015 and 2014, was as follows:

	2015	2014
Ordinary income	42%	0%
Capital gain	58%	0%
Return of capital	0%	100%
Total	100%	100%

Share Redemption Program

On April 1, 2015, our board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “Amended and Restated SRP”). Under the Amended and Restated SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase by us. The number of shares to be redeemed is limited to the lesser of (i) a total of $2,000,000 for redemptions sought upon a stockholder’s death and a total of $1,000,000 for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. Share repurchases pursuant to the share redemption program are made at our sole discretion. We reserve the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the Amended and Restated SRP.

The redemption price for shares that are redeemed is 100% of our most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or disability, unless such death or disability occurred between January 15, 2013 and April 1, 2015, when the share redemption program was suspended. Any stockholder whose death or disability occurred during this time period must submit their redemption request within one year after the adoption of the Amended and Restated SRP.

The Amended and Restated SRP provides that any request to redeem less than $5,000 worth of shares will be treated as a request to redeem all of the stockholder’s shares. If we cannot honor all redemption requests received in a given quarter, all requests, including death and disability redemptions, will be honored on a pro rata basis. If we do not completely satisfy a redemption request in one quarter, we will treat the unsatisfied portion as a request for redemption in the next quarter when funds are available for redemption, unless the request is withdrawn. We may increase or decrease the amount of funding available for redemptions under the Amended and Restated SRP on ten business days’ notice to stockholders. Shares submitted for redemption during any quarter will be redeemed on the penultimate business day of such quarter. The record date for quarterly distributions has historically been and is expected to continue to be the last business day of each quarter; therefore, shares that are redeemed during any quarter are expected to be redeemed prior to the record date and thus would not be eligible to receive the distribution declared for such quarter.

The other material terms of the Amended and Restated SRP are consistent with the terms of the share redemption program that was in effect immediately prior to January 15, 2013.

On August 7, 2015, our board of directors approved the amendment and restatement of the Amended and Restated SRP (the “Second Amended and Restated SRP” and, together with the Amended and Restated SRP, the “SRP”). Under the Second Amended and Restated SRP, the redemption date with respect to third quarter 2015 redemptions was November 10, 2015 or the next practicable date as our Chief Executive Officer determined so that redemptions with respect to the third quarter of 2015 were delayed until after the payment date for the Special Distribution. With this revision, stockholders who were to have 100% of their shares redeemed were not left holding a small number of shares from the Special Distribution after the date of the redemption of their shares. The other material terms of the Second Amended and Restated SRP are consistent with the terms of the Amended and Restated SRP.

During the year ended December 31, 2015, we received requests to redeem 213,495 shares of common stock pursuant to the SRP and we redeemed 205,495 shares of common stock for $1,392,000. During the three months ended December 31, 2015, we redeemed shares as follows:

			Total Number of Shares	Approximate Dollar
			Redeemed as Part of a	Value of Shares That
	Total Number of	Average Price	Publicly Announced Plan	May Yet be Redeemed
Period	Shares Redeemed (1)	Paid per Share	or Program (2)	Under the Program (3)
October 2015	-	$-	-	$2,456,000
November 2015	87,599	$6.57	87,599	$1,880,223
December 2015	39,981	$6.56	39,981	$1,617,866
Total	127,580		127,580

(1)	All of our purchases of equity securities during the three months ended December 31, 2015, were made pursuant to the SRP.
(2)	We previously announced a share redemption program in connection with the Offering. The program was suspended in January 2013 and reinstated by the board in April 2015. For additional information regarding the SRP, see the disclosure above under “–Share Redemption Program.”
(3)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above under “–Share Redemption Program.”

Unregistered Sales of Equity Securities and Use of Offering Proceeds

During the year ended December 31, 2015, we did not issue any securities that were not registered under the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included in this Annual Report. Also see “Forward Looking Statements” preceding Part I.

Overview

We are a Maryland corporation that was formed on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2009, and we intend to operate in such a manner. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership. We have no paid employees.

On November 4, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) for our initial public offering of up to 100,000,000 shares of our common stock at $10.00 per share in our primary offering and up to 10,526,316 shares of our common stock to our stockholders at $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”). On August 7, 2009, the SEC declared our registration statement effective and we commenced our initial public offering. On February 7, 2013, we terminated our initial public offering and ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan.

As of February 2013 when we terminated the initial public offering, we had accepted subscriptions for, and issued, 10,688,940 shares of common stock in the initial public offering for gross offering proceeds of $104,700,000, and 391,182 shares of common stock pursuant to the DRIP for gross offering proceeds of $3,620,000. We have also granted 50,000 shares of restricted stock and we issued 273,729 shares of common stock to pay a portion of a special distribution. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for details regarding the special distribution.

Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated Share Redemption Program (the “Amended and Restated SRP”). For more information regarding our share redemption program, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Share Redemption Program.” Cumulatively, through December 31, 2015, we have redeemed 365,903 shares of common stock sold in the Offering for $2,995,000.

Since our inception, our business has been managed by an external advisor. We no longer have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed in August 2014 and August 2015. The current term of the Advisory Agreement terminates on August 10, 2016. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.

Beginning in December 2012 and ending upon execution of the Advisory Agreement, Glenborough performed certain services for the Company pursuant to a consulting agreement (“Consulting Agreement”).  We entered the Consulting Agreement to assist us with the process of transitioning to a new external advisor, as well as to provide other services.

Market Outlook – Real Estate and Real Estate Finance Markets

The market for retail property investment continues to improve.  According to data from Jones Lang LaSalle, sales of retail investment properties totaled $76.6 billion in 2015, up 1% from 2014. This sales total was above the prior peak for the second year in a row. According to data from CoStar, retail net absorption for the U.S. totaled 110.5 million square feet in 2015. Net absorption has been steadily growing since 2010. Deliveries of new space for the year continue to track below the absorption at 81.1 million square feet helping to push down the vacancy rate approximately 40 basis points in 2015. The U.S retail vacancy rate was 5.6% down from 6.0% in the first quarter of 2015. At year end average quoted lease rates were up 1.58% from a year ago. Shopping Centers, according to CoStar, ended the year with a vacancy rate of 8.8%, the highest of all of the retail categories.

2015 Significant Events

Property Dispositions and Loan Pay-offs

•	In March 2015, we completed the sales of Osceola Village, Constitution Trail and Aurora Commons for a gross sales price of $22.0 million, $23.1 million and $8.5 million, respectively. The three properties were sold to the SGO Joint Venture (as defined below) as part of its formation. We used $36.4 million of the sales proceeds to retire the debt associated with the sold properties.

•	In October 2015, we completed the sales of Northgate Plaza, Moreno Marketplace and Summit Point for a gross sales price of $12.8 million, $19.4 million and $19.6 million, respectively. We used $12.1 million in net proceeds from the sale of Northgate Plaza, $18.6 million in net proceeds from the sale of Moreno Marketplace, and $4.0 million in loan proceeds under the Amended and Restated Credit Facility with KeyBank (as discussed below under “—Results of Operations—KeyBank Amended and Restated Credit Facility Agreement”) to pay $31.7 million in outstanding secured term loans. We paid off the entire $4.0 million draw on the Amended and Restated Credit Facility in November 2015. We used part of the $19.6 million in net proceeds from the sale of Summit Point to pay off the $11.9 million mortgage loan associated with Summit Point, with the remainder added to cash reserves.

•	In October 2015, we paid off the entire $1.2 million outstanding balance on our unsecured loan.

Entry into Joint Ventures

•

On March 11, 2015, we, through a wholly-owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisitions Venture, LLC (the “SGO Joint Venture”) with an institutional investor. The SGO Joint Venture was our first venture intended to focus on investing in value –add strategies for retail real estate assets. The SGO Joint Venture acquired three grocery anchor shopping centers with over 400,000 square feet for a total price of $53.6 million.

•

On September 30, 2015, we, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of SGO MN Retail Acquisitions Venture, LLC (the “SGO MN Joint Venture”) with an institutional investor. The SGO MN Joint Venture was our second venture intended to focus on investing in value –add strategies for retail real estate assets. The SGO MN Joint Venture acquired 16 retail properties consisting of five grocery anchor shopping centers, six retail strip centers, one mall, one mixed use retail/office property and three single tenant retail properties with over 1,045,000 square feet for a total price of $80.6 million.

•

On December 21, 2015, we, through wholly owned subsidiaries, entered into the Limited Liability Company Agreement of 3032 Wilshire Investors, LLC (the “Wilshire Joint Venture”) with an institutional investor.

Share Redemptions under the Share Redemption Program

•	In April 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated SRP. In August 2015, our board of directors approved the amendment and restatement of the Amended and Restated SRP (the “Second Amended and Restated SRP” and, together with the Amended and Restated SRP, the “SRP”).

•	During the year ended December 31, 2015, we redeemed 205,495 shares of common stock for $1,392,000 under the SRP at an average price of $6.77 per share.

Special Distribution

•	In November 2015, we paid a special distribution of in connection with the underreporting of taxable income on our 2011 federal income tax return. See “–Special Distribution” below for details regarding the payment of the special distribution. The total amount of cash paid to stockholders pursuant to the special distribution was $449,600 and 273,729 common shares with a value of $1,798,000 were issued pursuant to the special distribution. On December 30, 2015, we paid an additional $108,000 in cash to correct errors made by the third party transfer agent in connection with the November 4, 2015 payment pursuant to the Special Distribution.

Settlement of Class Action

•	In October 2015, the United States District Court for the Northern District of California granted final approval to the settlement of a class action brought against several named defendants, including the Company, as disclosed in Part I, Item 3. “Legal Proceedings.”

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

Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 30 years
Tenant improvements	1 - 36 years

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

Transaction costs are expensed as incurred, and costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable have been expensed and included in transaction expense, in the consolidated statements of operations.

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

We evaluate our equity investments for impairment in accordance with ASC 320, Investments – Debt and Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.

We did not record any impairment loss on our investments in real estate and related intangible assets during the year ended December 31, 2015. For the year ended December 31, 2014, we recorded impairment losses of $2,500,000 and $1,400,000 on our investments in Constitution Trail and Topaz Marketplace, respectively. See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the methodologies used to estimate fair value of the investments in real estate.

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

Income Taxes

We have elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal results of operations as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax on income that we distribute as dividends to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially and adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we are organized and operate in such a manner as to qualify for treatment as a REIT. Even if we qualify as a REIT, we may be subject to certain state or local income taxes and to U.S. Federal income and excise taxes on our undistributed income.

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

Our tax returns remain subject to examination and consequently, the taxability of our distributions is subject to change. During the current year, we were subject to alternative minimum state/federal taxes totaling approximately $200,000.

Results of Operations

As of December 31, 2015, our real estate portfolio included 9 properties, including 1 property classified as held for sale, acquired for an aggregate purchase price of approximately $96,960,000. The occupancy rate for our property portfolio, including the property classified as held for sale, was 90% based on approximately 766,000 rentable square feet as of December 31, 2015, compared to an occupancy rate of 88% based on approximately 1,471,000 rentable square feet as of December 31, 2014. In 2015 and 2014, there were no property acquisitions. In 2015, there were six property dispositions and in 2014 there were two property dispositions.

Leasing Information

Committed tenant improvement costs and leasing commissions for new leases during the year ended December 31, 2015 were $8.22 per square foot and $4.05 per square foot, respectively. Committed tenant improvement costs and leasing commissions for new leases during the year ended December 31, 2014 were $13.48 per square foot and $6.98 per square foot, respectively. The following table provides information regarding our leasing activity, excluding leasing activity in held for sale property, for the year ended December 31, 2015.

Total Vacant Rentable Sq. Feet at December 31, 2014	Lease Expirations in 2015 (Sq. Feet)	New Leases in 2015 (Sq. Feet)	Lease Renewals in 2015 (Sq. Feet)	Total Vacant Rentable Sq. Feet at December 31, 2015	Tenant Retention Rate in 2015
60,000	54,000	5,000	35,000	74,000	65%

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

The following table provides summary information about our results of operations for the years ended December 31, 2015 and 2014:

	Years Ended December 31,		Increase	Percentage
	2015	2014	(Decrease)	Change
Rental revenue and reimbursements	$16,047,000	$21,703,000	$(5,656,000)	(26.1)%
Operating and maintenance expenses	5,648,000	7,760,000	(2,112,000)	(27.2)%
General and administrative expenses	3,171,000	4,343,000	(1,172,000)	(27.0)%
Depreciation and amortization expenses	4,840,000	7,869,000	(3,029,000)	(38.5)%
Transaction expenses	147,000	-	147,000	100.0%
Interest expense	5,459,000	8,983,000	(3,524,000)	(39.2)%
Operating loss	(3,218,000)	(7,252,000)	4,034,000	(55.6)%
Other income (expense), net	17,209,000	(4,696,000)	21,905,000	(466.5)%
Income (loss) from continuing operations	13,991,000	(11,948,000)	25,939,000	(217.1)%
Gain (loss) from discontinued operations	-	3,059,000	(3,059,000)	100.0%
Net income (loss)	$13,991,000	$(8,889,000)	$22,880,000	(257.4)%

Revenue

The decrease in revenue in 2015 was primarily due to the dispositions of Osceola Village, Constitution Trail and Aurora Commons in the first quarter of 2015, Northgate Plaza, Moreno Marketplace and Summit Point in the fourth quarter of 2015, and San Jacinto in the fourth quarter of 2014.

Operating and maintenance expenses

The decrease in operating and maintenance expenses in 2015 was primarily due to the dispositions of Osceola Village, Constitution Trail and Aurora Commons in the first quarter of 2015, and Northgate Plaza, Moreno Marketplace and Summit Point in the fourth quarter of 2015.

General and administrative expenses

The decrease in general and administrative expenses in 2015 was primarily due to higher legal costs incurred during the year ended December 31, 2014 related to our securities litigation as disclosed in Part I, Item 3 of our 2014 Annual Report on Form 10-K and updated in Part II. Item I “Legal Proceedings” in this Annual Report on Form 10-K, partly offset by the 2015 write-off of the remaining unamortized premium of the insurance policy which covered the payout prescribed by the settlement of the securities litigation. Additionally, asset management fees have decreased in 2015 due to properties sold.

Depreciation and amortization expenses

The decrease in depreciation and amortization expense in 2015 was primarily due to the disposition of Osceola Village, Constitution Trail and Aurora Commons in the first quarter of 2015, and Northgate Plaza, Moreno Marketplace and Summit Point in the fourth quarter of 2015.

Transaction expenses

Transaction expenses in 2015 relate to fees incurred in connection with our investment in the SGO MN Joint Venture. No transaction expenses were incurred in connection with the investment in the SGO Joint Venture.

Interest expense

Interest expense decreased in 2015 primarily due to the payoff of outstanding loan balances associated with the disposed properties.

Other income and expense

Other income for the year ended December 31, 2015, was comprised primarily of a $20,844,000 gain resulting from the disposal of properties and was partly offset by a $3,365,000 loss resulting from the early extinguishment of debt associated with the disposed properties. Other expense for the year ended December 31, 2014, was comprised primarily of $2,500,000 and $1,400,000 impairment losses recorded on our investments in Constitution Trail and Topaz Marketplace, respectively.

Discontinued operations

We had no income or expense from discontinued operations for the year ended December 31, 2015. Income from discontinued operations for the year ended December 31, 2014, was primarily due to the gain associated with the disposal of Visalia Marketplace in January 2014.

Liquidity and Capital Resources

As of December 31, 2015, our portfolio included 9 retail properties including 1 property classified as held for sale, with an aggregate purchase price of approximately $96,960,000. Since our inception, our principal demand for funds has been for the acquisition of real estate, the payment of operating expenses and interest on our outstanding indebtedness, the payment of distributions to our stockholders and investments in unconsolidated joint ventures. On February 7, 2013, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. As a result of the termination of our initial public offering, offering proceeds from the sale of our securities are not currently available to fund our cash needs. We have used and expect to continue to use debt financing, net sales proceeds and cash flow from operations to fund our cash needs.

During the year ended December 31, 2015, we utilized the net proceeds from the disposition of our properties to reduce our debt and invest in the SGO Joint Venture and the SGO MN Joint Venture. We expect to utilize any remaining proceeds from such dispositions to invest in other real estate and to fund death and “qualifying disability” redemptions under the SRP.

As of December 31, 2015, our cash and cash equivalents were $8,793,000 and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was $2,693,000. For properties with lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

On April 1, 2013, we entered into a forbearance agreement relating to our original credit facility with KeyBank (the “Forbearance Agreement”), and on July 31, 2013, we entered into an amendment to the Forbearance Agreement with KeyBank which extended the forbearance period to January 31, 2014. On December 11, 2013, we entered into a second amendment to the Forbearance Agreement which further extended the term of the forbearance period to July 31, 2014, and on July 31, 2014, KeyBank agreed to extend the forbearance period under the Forbearance Agreement to August 14, 2014. On August 4, 2014, we entered into an Amended and Restated Revolving Credit Facility and resolved the forbearance issue relating to the original KeyBank credit facility (see “—KeyBank Amended and Restated Credit Facility Agreement” below for additional information).

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2015 and 2014, our borrowings were approximately 65.3% and 268.4%, respectively, of the value of our net assets.

Cash Flows from Operating Activities

The increase in net cash provided by operating activities of $1,764,000 in 2015, as compared to net cash used in operating activities of $495,000 in 2014, was primarily due to the $1 million decrease in accounts payable and accrued expenses from December 31, 2014 to December 31, 2015, and a release by lenders of $1.4 million of restricted cash in 2015.

Cash Flows from Investing Activities

During the year ended December 31, 2015, net cash provided by investing activities was $96,189,000 compared to net cash provided by investing activities of $22,917,000 during the year ended December 31, 2014. The increase was primarily due to net proceeds, before the pay down of debt, from the sales of real estate.

Cash Flows from Financing Activities

During the year ended December 31, 2015, net cash used in financing activities was $92,371,000 compared to $21,444,000 used during the year ended December 31, 2014. In 2015, cash used in financing activities included net repayment of notes payable in the amount of $82,362,000 and redemptions of member interests and of common stock of $3,494,000. The primary components of net cash used in financing activities for the year ended December 31, 2014 were repayments of notes payable in the amount of $37,982,000, attributable primarily to the Visalia Marketplace sale, San Jacinto Esplanade sale, and Constitution Trail debt refinancing, and the payment of distributions to stockholders in the amount of $2,595,000. This was partially offset by the proceeds attributable to adding Constitution Trail to the new KeyBank credit facility resulting in proceeds of $19,900,000.

Short-term Liquidity and Capital Resources

Our principal short-term demand for funds is for the payment of operating expenses and the payment of principal and interest on our outstanding indebtedness. To date, our cash needs for operations have been covered from cash provided by property operations, the sales of properties and the sale of shares of our common stock. Due to the termination of our initial public offering on February 7, 2013, we may fund our short-term operating cash needs from operations, from the sales of properties and from debt. On November 4, 2015, we paid $449,600 in cash and issued 273,729 common shares with a value of $1,798,000 pursuant to the Special Distribution. On December 30, 2015, we paid an additional $108,000 in cash to correct errors made by the third party transfer agent in connection with the November 4, 2015 payment pursuant to the Special Distribution. Additionally, on December 31, 2015, we declared a quarterly distribution to stockholders totaling $688,000, and we will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares, and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, debt and sales of properties. Until the termination of our initial public offering on February 7, 2013, our cash needs for acquisitions were satisfied from the net proceeds of the public offering and from debt financings. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. See Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” and Note 8. “Notes Payable” to our consolidated financial statements included in this Annual Report for additional information on the maturity dates and terms of our outstanding indebtedness.

KeyBank Amended and Restated Credit Facility Agreement

On August 4, 2014, we entered into an Amended and Restated Revolving Credit Facility with KeyBank to amend and restate the 2010 Credit Facility (defined below) in its entirety and to establish a revolving credit facility with an initial maximum aggregate commitment of $30,000,000 (as adjusted, the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, we may request that the Facility Amount be increased to a maximum of $60,000,000. The Amended and Restated Credit Facility was initially secured by San Jacinto Esplanade, Aurora Commons and Constitution Trail.

The Amended and Restated Credit Facility matures on August 4, 2017. We have the right to prepay the Amended and Restated Credit Facility in whole at any time or in part from time to time, subject to the payment of certain expenses, costs or liabilities potentially incurred by the lenders as a result of the prepayment and subject to certain other conditions contained in the loan documents.

Each loan made pursuant to the Amended and Restated Credit Facility will be either a LIBOR rate loan or a base rate loan, at our election, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. We pay KeyBank an unused commitment fee, quarterly in arrears, which accrues at 0.30% per annum if the usage under the Amended and Restated Credit Facility is less than or equal to 50% of the Facility Amount, and 0.20% per annum if the usage under the Amended and Restated Credit Facility is greater than 50% of the Facility Amount.

We are responsible for all of our obligations under the Amended and Restated Credit Facility and all other loan documents in connection with the Amended and Restated Credit Facility. We also paid Glenborough a financing coordination fee of $300,000 in connection with the Amended and Restated Credit Facility.

On August 4, 2014, as required by the Amended and Restated Credit Facility, the OP contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owns the Constitution Trail property, to SRT Secured Holdings, LLC (“Secured Holdings”) (the “Constitution Transaction”). At the time, Secured Holdings was jointly owned by the OP and SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough. Prior to the Constitution Transaction, the OP owned 88% of the membership interests in Secured Holdings and SRT Manager owned 12% of the membership interests in Secured Holdings. Following the Constitution Transaction, the OP owned 91.67% of the membership interests in Secured Holdings and SRT Manager owned 8.33% of the membership interests in Secured Holdings, which was derived based on the fair value of the properties as of the date of the contribution. In March 2015, Secured Holdings paid SRT Manager $2,102,000 in full redemption of SRT Manager’s 8.33% membership interest in Secured Holdings.

In connection with the Constitution Transaction, the entire outstanding note payable balance due to Constitution Trail’s prior lender was fully paid, and the new outstanding principal balance of the Amended and Restated Credit Facility was $20,800,000, as of August 4, 2014.

In connection with the sale of Constitution Trail and Aurora Commons to the SGO Joint Venture on March 11, 2015 (see Note 4. “Investment in Unconsolidated Joint Ventures” to our consolidated financial statements included in this Annual Report), we used a portion of the net proceeds from the sale of Constitution Trail to pay off the entire $19 million outstanding balance associated with the Amended and Restated Credit Facility. We intend to maintain the Amended and Restated Credit Facility for our future cash needs.

On October 29, 2015, we drew $4.0 million under the Amended and Restated Credit Facility and used the loan proceeds, along with the proceeds from the sale of Moreno Marketplace and Northgate Plaza, to pay off a portion of the outstanding secured term loans. On November 2, 2015, we paid off the entire $4.0 million draw on the Amended and Restated Credit Facility.

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

Guidelines on Total Operating Expenses

We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the year ended December 31, 2015, our total operating expenses did not exceed the 2%/25% Guidelines.

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

Quarterly Distributions

In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders.

Under the terms of the Amended and Restated Credit Facility, we may pay distributions to our stockholders so long as the total amount paid does not exceed certain thresholds specified in the Amended and Restated Credit Facility provided, however, that we are not restricted from making any distributions necessary in order to maintain our status as a REIT. Our board of directors will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.

Some or all of our distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

For a presentation of our quarterly distributions, not including Special Distributions, declared and paid to our common stockholders and holders of our common units, refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

The tax composition of our distributions paid during the years ended December 31, 2015 and 2014, was as follows:

	2015	2014
Ordinary Income	42%	0%
Capital gain	58%	0%
Return of Capital	0%	100%
Total	100%	100%

Special Distribution

In June 2011, we acquired a debt obligation (the “Distressed Debt”) for $18 million under our prior advisor, TNP Strategic Retail Advisor, LLC. In October 2011, we received the underlying collateral (the “Collateral”) with respect to the Distressed Debt in full settlement of our debt claim (the “Settlement”). At the time of the Settlement, we received an independent valuation of the Collateral’s fair market value (“FMV”) of $27.6 million. The Settlement resulted in taxable income to us in an amount equal to the FMV of the Collateral less our adjusted basis for tax purposes in the Distressed Debt. Such income was not properly reported on our 2011 federal income tax return, and we did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules (the “2011 Underreporting”). We believe that we were able to rectify the 2011 Underreporting by making a special distribution (the “Special Distribution”) to our stockholders.

On August 7, 2015, the board of directors authorized the Special Distribution of $2,248,000 on our common stock as of the close of business on August 10, 2015 (the “Record Date”). The Special Distribution was payable in cash, common stock or a combination of cash and common stock to, and at the election of, the stockholders of record as of the Record Date, provided, however, that the total amount of cash payable to all stockholders in the Special Distribution was $449,600 (the “Cash Amount”), with the balance of the Special Distribution, or $1,798,400 (the “Share Amount”), payable in the form of shares of common stock. Stockholders who did not return an election form, or who otherwise failed to properly complete an election form, before the deadline, received their pro rata portion of the Special Dividend entirely in shares of common stock.

On November 4, 2015, we paid $449,600 in cash and issued 273,729 shares of common stock having a value of $1,798,000 pursuant to the Special Distribution. On December 30, 2015, we paid an additional $108,000 in cash to correct errors made by the third party transfer agent in connection with the November 4, 2015 payment pursuant to the Special Distribution. Although we believe the Special Distribution allowed us to maintain our qualification as a REIT, there can be no complete assurance in this regard.

Funds from Operations

Funds from operations (“FFO”) is a supplemental non-GAAP financial measure of a real estate company’s operating performance. The National Association of Real Estate Investment Trusts, or “NAREIT”, an industry trade group, has promulgated this supplemental performance measure and defines FFO as net income, computed in accordance with GAAP, plus real estate related depreciation and amortization and excluding extraordinary items and gains and losses on the sale of real estate, and after adjustments for unconsolidated joint ventures (adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.) It is important to note that not only is FFO not equivalent to our net income or loss as determined under GAAP, it also does not represent cash flows from operating activities in accordance with GAAP.  FFO should not be considered an alternative to net income as in indication of our performance, nor is FFO necessarily indicative of cash flow as a measure of liquidity or our ability to fund cash needs, including the payment of distributions.

We consider FFO to be a meaningful, additional measure of operating performance and one that is an appropriate supplemental disclosure for an equity REIT due to its widespread acceptance and use within the REIT and analyst communities. Comparison of our presentation of FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in the application of the NAREIT definition used by such REITs.

The calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows:

	For the Years
	Ended December 31,
FFO	2015	2014
Net income (loss) (1)	$13,991,000	$(8,889,000)
Adjustments: (2)
Net income related to membership interest	(173,000)	(116,000)
Gain on disposal of assets	(20,764,000)	(2,825,000)
Adjustment to reflect FFO of unconsolidated joint ventures	480,000	-
Depreciation of real estate	3,482,000	5,492,000
Amortization of in-place leases and other intangibles	1,332,000	2,307,000
FFO attributable to common shares and Common Units	(1,652,000)	(4,031,000)

FFO per share/Common Unit	$(0.15)	$(0.35)

Weighted average common shares and Common Units outstanding	11,392,509	11,401,610

(1)	Our Common Units have the right to convert a unit into common stock for a one-to-one conversion. Therefore, we are including the related non-controlling interest income/loss attributable to Common Units in the computation of FFO and including the Common Units together with weighted average shares outstanding for the computation of FFO per share and Common Unit.

(2)	Where applicable, adjustments exclude amounts attributable to membership interest.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” to the consolidated financial statements in this Annual Report. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2015, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture members.

Subsequent Events

Distributions

On January 30, 2016, we paid a fourth quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of December 31, 2015, totaling $684,000.

Gelson’s Development Joint Venture

On January 7, 2016, we, through wholly owned subsidiaries, entered into the Limited Liability Company Agreement of Sunset & Gardner Investors, LLC (the “Gelson’s Joint Venture Agreement”) to form a joint venture with Sunset & Gardner LA, LLC (“S&G LA” and together with us the “Gelson’s Members”), a subsidiary of Cadence Capital Investments, LLC (“Cadence”). Cadence is a real estate development and investment firm focused on commercial properties. They offer high-quality, market-driven developments, and have expertise in market planning and site selection build to suit and small center developments, redevelopment and repositioning of existing properties.

The Gelson’s Joint Venture Agreement provides for the ownership and operation of certain real property by Sunset & Gardner Investors, LLC (the “Gelson’s Joint Venture”), in which we own a 100% capital interest and a 50% profits interest. In exchange for ownership in the Gelson’s Joint Venture, we have agreed to contribute cash in an amount up to $7 million in initial capital contributions and $700,000 in subsequent capital contribution to the Gelson’s Joint Venture. S&G LA contributed its rights to acquire the real property, its interest under a 20 year lease with Gelson’s Markets (the “Gelson’s Lease”) and agreed to provide certain management and development services.

On January 28, 2016, the Gelson’s Joint Venture used our capital contributions, together with the proceeds of a loan from Buchanan Mortgage Holdings, LLC in the amount of $10,700,000, to purchase certain real property located at the corner of Sunset Boulevard and Gardner in Hollywood, California (the “Gelson’s Property”) from a third party seller, for a total purchase price of $12,950,000. The Gelson’s Joint Venture intends to proceed with obtaining all required governmental approvals and entitlements to replace the existing improvements on the property with a build to suit grocery store for Gelson’s Markets with an expected size of approximately 38,000 square feet. Gelson’s Markets was founded in 1951 and is recognized as one of the nation’s premier supermarket chains. Gelson’s Markets currently has 18 locations throughout Southern California.

Pursuant to the Gelson’s Joint Venture Agreement, S&G LA will manage and conduct the day-to-day operations and affairs of the Gelson’s Joint Venture, subject to certain major decisions set forth in the Gelson’s Joint Venture Agreement that require the consent of all the Gelson’s Members. Income, losses and distributions will generally be allocated based on the Gelson’s Members’ respective capital and profits interests. Additionally, in certain circumstances described in the Gelson’s Joint Venture Agreement, we may be required to make additional capital contributions to the Gelson’s Joint Venture, in proportion to the Gelson’s Members’ respective ownership interests. Until we have received back our capital contribution all distributions go to us; thereafter, the Gelson’s Joint Venture will distribute the profits 50% to us and 50% to S&G LA.

We are currently evaluating the appropriate accounting treatment for the Gelson’s Joint Venture.

3032 Wilshire Joint Venture

On March 7, 2015, we contributed $5,700,000 to the Wilshire Joint Venture in order to fund the acquisition of certain property commonly known as 3032 Wilshire Boulevard and 1210 Berkeley Street in Santa Monica, California (the “Wilshire Property”). The Wilshire Joint Venture Agreement provides for the ownership and operation of certain real property by 3032 Wilshire Investors, LLC (the “Wilshire Joint Venture”), in which we own a 100% capital interest and a 50% profits interest.

On March 8, 2016, the Wilshire Joint Venture used our capital contributions, together with the proceeds of a loan from Buchanan Mortgage Holdings, LLC in the amount of $8,500,000, to acquire the Property from a third party seller, for a total purchase price of $13,500,000. The Wilshire Joint Venture intends to reposition and re-lease the existing improvements on the property. In connection with those efforts, in addition to the amounts funded for the closing, we have agreed to contribute $300,000 in subsequent capital contribution to the Wilshire Joint Venture. 3032 Wilshire SM contributed its rights to acquire the real property and agreed to provide certain management and leasing and redevelopment services.

Pursuant to the Wilshire Joint Venture Agreement, 3032 Wilshire SM will manage and conduct the day-to-day operations and affairs of the Wilshire Joint Venture, subject to certain major decisions set forth in the Wilshire Joint Venture Agreement that require the consent of all the Wilshire Members. Income, losses and distributions will generally be allocated based on the Members’ respective capital and profits interests. Additionally, in certain circumstances described in the Wilshire Joint Venture Agreement, we may be required to make additional capital contributions to the Wilshire Joint Venture, in proportion to the Wilshire Members’ respective ownership interests. Until we have received back our capital contribution all distributions go to us; thereafter, the Wilshire Joint Venture will distribute the profits 50% to us and 50% to 3032 Wilshire SM.

We are currently evaluating the appropriate accounting treatment for the Wilshire Joint Venture.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.

Changes in Internal Control Over Financial Reporting

There has been no significant change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As of the quarter ended December 31, 2015, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers and their respective ages and positions are listed below:

Name	Age	Position
Andrew Batinovich	57	Chief Executive Officer, Corporate Secretary and Director
Todd A. Spitzer	55	Chairman of the Board and Independent Director
Phillip I. Levin	76	Independent Director
Jeffrey S. Rogers	47	Independent Director
Terri Garnick	55	Chief Financial Officer and Treasurer

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

Mr. Batinovich is a Class I director with a term of office expiring at the 2016 annual meeting of stockholders.  The board of directors has determined that Mr. Batinovich is qualified to serve as one of our directors due to his significant management experience for public and private real estate companies.

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

Mr. Spitzer is a Class II director with a term of office scheduled to expire at the 2017 annual meeting of stockholders. The board of directors has determined that Mr. Spitzer is qualified to serve as one of our directors due to the depth of his experience in public policy and governance and his professional experience as an attorney. The board has also determined that Mr. Spitzer meets the independence standards of our corporate governance documents, the SEC, the New York Stock Exchange and applicable law.

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

Mr. Levin is a Class III director with a term of office scheduled to expire at the 2015 annual meeting of stockholders (the “2015 Annual Meeting”). Mr. Levin was nominated for reelection at the 2015 Annual Meeting. However, the number of shares present in person or by proxy at the 2015 Annual Meeting was insufficient to establish a quorum for transacting business at the meeting. As a result, no matters were submitted to a vote of security holders. We did not adjourn the meeting to seek additional votes in order to establish a quorum. Mr. Levin will remain in office until his successor is elected and qualified.

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

Mr. Rogers is a Class III director with a term of office scheduled to expire at the 2015 Annual Meeting. Mr. Rogers was nominated for reelection at the 2015 Annual Meeting. However, the number of shares present in person or by proxy at the 2015 Annual Meeting was insufficient to establish a quorum for transacting business at the meeting. As a result, no matters were submitted to a vote of security holders. We did not adjourn the meeting to seek additional votes in order to establish a quorum. Mr. Rogers will remain in office until his successor is elected and qualified.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our directors and executive officers, and any persons holding more than 10% of our outstanding common stock, have filed reports with the SEC with respect to their initial ownership of common stock and any subsequent changes in that ownership. We believe that during 2015 each of our officers and directors complied with any applicable filing requirements. In making this statement, we have relied solely on written representations of our directors and executive officers and copies of reports that they have filed with the SEC. In 2015, no person held more than 10% of the outstanding common stock.

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

Audit Committee Financial Expert

The audit committee consists of independent directors Phillip I. Levin, Jeffrey S. Rogers and Todd A. Spitzer. Mr. Levin and Mr. Spitzer are co-chairmen of the audit committee. Our board of directors has determined that Mr. Levin is an “audit committee financial expert,” as defined by the rules of the SEC. The biography of Mr. Levin, including his relevant qualifications, is previously described in this Item 10.

ITEM 11.	EXECUTIVE COMPENSATION

Executive Officer Compensation

None of our executive officers are employed by us or receive any compensation from us in exchange for their service as our executive officers. Currently, Andrew Batinovich serves as our Chief Executive Officer and Corporate Secretary, and Terri Garnick serves as our Chief Financial Officer and Treasurer. We have no other executive officer positions. Our executive officers are officers and/or employees of our Advisor or its affiliates, and our executive officers are compensated by our Advisor or its affiliates, in part, for their services to us or our subsidiaries. See Part III, Item 13, “Certain Relationships and Related Transactions and Director Independence” for a discussion of the fees paid to our Advisor and its affiliates.

Director Compensation

If a director is also one of our executive officers or an affiliate of our Advisor, we do not pay any compensation to that person for services rendered to us as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our Advisor.

The following table sets forth the compensation paid to our directors for the year ended December 31, 2015:

Name	Fees Earned or Paid in Cash (1)	Restricted Stock Grants (2)	All Other Compensation	Total
Phillip I. Levin	$50,000	$—	$—	$50,000
Jeffrey S. Rogers	40,000	—	—	40,000
Todd A. Spitzer	50,000	—	—	50,000
Andrew Batinovich (3)	—	—	—	—

(1)	The amounts shown in this column include fees earned for services rendered in 2015, regardless of when paid.

(2)	Reflects grants of shares of restricted common stock pursuant to our incentive award plan. The amounts shown in this column reflect the aggregate fair value computed as of the grant date in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(3)	Andrew Batinovich does not receive compensation as a director because he serves as our Chief Executive Officer and Secretary.

Cash Compensation

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attending meetings of the board of directors. If a director is also one of our officers, we will not pay any compensation to such person for services rendered as a director.

We pay each of our independent directors an annual fee of $40,000, which fee is paid monthly in arrears and prorated for the actual period of service. We pay each of the audit committee co-chairs an additional annual fee of $10,000, which is paid monthly in arrears and prorated for the actual period of service. We do not pay any additional fees for committee service, service as chairman of the board or a committee, or attendance at board of directors or committee meetings. Under our bylaws, director compensation for 2015 was limited to $40,000 per year, except that each chairman of the audit committee was entitled to an additional $2,500 per quarter.

Equity Plan Compensation

We have reserved 2,000,000 shares of common stock for stock grants pursuant to our 2009 Long-Term Incentive Award Plan, which we refer to as the “incentive award plan.” We did not grant any equity compensation awards pursuant to the incentive award plan during the year ended December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:	—	$—	1,950,000
Equity compensation plans not approved by security holders:	N/A	N/A	N/A
Total	—	—	1,950,000

(1)	One-third of any restricted stock granted to each independent director pursuant to the terms of our incentive award plan becomes non-forfeitable on the grant date and one-third of the remaining shares of restricted stock become non-forfeitable on each of the first two anniversaries of the grant date.

Security Ownership of Beneficial Owners

The following table sets forth the beneficial ownership of our common stock, as of March 2, 2016, for each person or group that holds more than 5% of our common stock, for each of our current directors and executive officers and for our current directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares has sole voting and disposition power with regard to such shares.

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

The following describes all transactions and currently proposed transactions between us and any related person, since January 1, 2014, in which more than $120,000 was or will be involved and such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and (except as noted below) are of the view that all such transactions are fair and reasonable to us.

Guaranty Fee

In connection with the acquisition financing on Osceola Village, we entered into a Master Lease Agreement with TNP SRT Osceola Village Master Lessee, LLC, a wholly owned subsidiary of our operating partnership. Pursuant to the Master Lease Agreement, our former sponsor, Thompson National Properties, LLC (“TNP”), made certain guarantees with respect to the Master Lease Agreement. As consideration for the guaranty, we entered into a reimbursement and fee agreement to provide for up-front payments and annual guaranty fee payments for the duration of the guaranty period. For the years ended December 31, 2015 and 2014, we paid $1,000 and $14,000, respectively, in guaranty fees to our Prior Advisor and its affiliates. As of December 31, 2014, guaranty fees of approximately $1,000 were included in amounts due to affiliates.

Fees Paid to our Advisor

In August 2013 we entered into an advisory agreement with our Advisor and on August 3, 2015, we entered into the Second Amendment to the Advisory Agreement (as amended, the “Advisory Agreement”) with our Advisor to renew the Advisory Agreement for an additional term of twelve months, beginning on August 10, 2015. In all other material respects, the terms of the Advisory Agreement remained unchanged.

Pursuant to the terms of the Advisory Agreement, we pay our Advisor the fees described below, subject to certain limitations set forth in the Advisory Agreement and our charter.

•	We pay our Advisor an acquisition fee equal to 1% of (1) the cost of each investment acquired directly by us or (2) our allocable cost of an investment acquired pursuant to a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the year ended December 31, 2015, we paid our Advisor $79,000 in acquisition fees. For the year ended December 31, 2014, we did not pay our Advisor any acquisition fees.

•	We pay our Advisor an origination fee equal to 1% of the amount funded by us to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. We will not pay an origination fee to our Advisor with respect to any transaction pursuant to which we are required to pay our Advisor an acquisition fee. For the years ended December 31, 2015 and 2014, we did not pay our Advisor any origination fees.

•	We pay our Advisor a financing coordination fee equal to 1% of the amount made available and/or outstanding under any (1) financing obtained or assumed, directly or indirectly, by us or our operating partnership and used to acquire or originate investments, or (2) the refinancing of any financing obtained or assumed, directly or indirectly, by us or our operating partnership. For the year ended December 31, 2015, we paid our Advisor a financing coordination fee of $87,000. For the year ended December 31, 2014, we paid our Advisor a financing coordination fee of $300,000.

•	We pay our Advisor a disposition fee of up to 50% of a competitive real estate commission, but not to exceed 3% of the contract sales price, in connection with the sale of an asset in which our Advisor or any of its affiliates provides a substantial amount of services, as determined by our independent directors. For the year ended December 31, 2015, we paid our Advisor $1,173,000 in disposition fees. For the year ended December 31, 2014, we paid our Advisor $268,000 in disposition fees.

•	We pay our Advisor an asset management fee equal to a monthly fee of 1/12th of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non-cash reserves and depreciation) of all investments we own, including any debt attributable to such investments or (2) the fair market value of our investments (before non-cash reserves and deprecation) if our board has authorized the estimate of a fair market value of our investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year. For the year ended December 31, 2015, our Advisor earned $978,000 in asset management fees, and $19,000 was included in amounts due to affiliates at December 31, 2015. For the year ended December 31, 2014, our Advisor earned $1,320,000 in asset management fees, and there was no amount included in amounts due to affiliates at December 31, 2014.

In addition to the fees we will pay to our Advisor, we or our operating partnership will pay directly, or reimburse our Advisor for, certain third-party expenses paid or incurred by our Advisor or its affiliates in connection with the services our Advisor provides pursuant to the Advisory Agreement, subject to certain limitations as set forth in the Advisory Agreement. Those limitations include, after the first four fiscal quarters following our Advisor’s engagement, the 2%/25% Guidelines discussed below with respect to certain general and administrative expenses. In addition, under the Advisory Agreement, to the extent that our Advisor or any affiliate receives fees from any of our subsidiaries for services rendered to such subsidiary, then the amount of such fees will be offset against any amounts due to our Advisor for the same services. For the year ended December 31, 2015, we incurred $250,000 of reimbursed operating expenses to our Advisor, and $27,000 of reimbursed operating expenses was included in amounts due to affiliates at December 31, 2015. For the year ended December 31, 2014, we incurred $72,000 of reimbursed operating expenses to our Advisor, and there were no operating expenses amounts due to affiliates at December 31, 2014.

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

Capital Infusion by Affiliate of our Advisor

To enable us to meet our short-term liquidity needs for operations, as well as to build working capital for future operations, we determined that we needed to obtain a cash infusion of approximately $1,500,000 to $2,000,000 on or before July 15, 2013. In considering the available options for securing such cash infusion, we noted that all of our real property assets were encumbered with secured financing obligations, which would have restricted our ability to obtain secondary or junior financing secured by the assets. We also considered the sale of real property assets as a means of raising cash, but concluded that (1) the timing and uncertainty of such sales was disadvantageous, (2) the sale of properties with secured debt outside our line of credit with KeyBank would have resulted in significant prepayment penalties to retire current debt and (3) the sale of properties securing the KeyBank credit facility would not have resulted in net proceeds to us because, pursuant to the terms of the KeyBank credit facility, at the time all of the sales proceeds would be required to be used to pay down the KeyBank credit facility. We elected not to pursue third-party unsecured financing because such financing would have likely carried a relatively high interest rate. Further, any new financing would have required the consent of KeyBank. After considering the foregoing options, we ultimately approved a cash infusion of $1,929,000 in the form of an equity investment in Secured Holdings, our wholly owned subsidiary, by SRT Manager, an affiliate of Glenborough, as described below. As discussed below, under the agreement SRT Manager exercised control over the day-to-day business of Secured Holdings, provided that we retained control over certain major decisions with regard to property sales, acquisition, leasing and financing. We believed that, in addition to the benefits of obtaining the required infusion of working capital, the transition in day-to-day management of Secured Holdings might strengthen our position in ongoing negotiations with KeyBank with regard to an extension of our forbearance agreement with KeyBank and the restructuring of the KeyBank credit facility. The approval of KeyBank was obtained with respect to the transaction.

On July 9, 2013, SRT Manager acquired a 12% membership interest in Secured Holdings pursuant to a Membership Interest Purchase Agreement (the “Purchase Agreement”) by and among SRT Manager, Secured Holdings, us and our operating partnership. As of December 31, 2014, SRT Manager owned an 8.33% membership interest in Secured Holdings, and Secured Holdings owned two of the 15 multi-tenant retail properties in the Company’s property portfolio. For information regarding the ownership of Secured Holdings see “Transfer of Constitution Trail to Secured Holdings” and “–Entry Into Joint Venture Agreements–SGO Joint Venture” below.

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

In connection with the acquisition of the membership interest in Secured Holdings by SRT Manager, SRT Manager and the operating partnership entered into the First Amended and Restated Limited Liability Company Agreement of Secured Holdings (the “Operating Agreement”) in July 2013. The day-to-day business, property and affairs of Secured Holdings were under the management and control of SRT Manager, as the sole manager of Secured Holdings. The Operating Agreement provided us with consent rights with respect to certain major decisions. The Manager could be removed for conduct constituting fraud, deceit, gross negligence, reckless or intentional misconduct or a knowing violation of law.

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

In connection with the Company’s entry into the Oaktree Joint Venture, as discussed further below under “Oaktree Joint Venture,” Secured Holdings sold its two properties to the Oaktree Joint Venture. Pursuant to the Operating Agreement, the proceeds from the sale were distributed to the members of Secured Holdings. As a result, on March 12, 2015, Secured Holdings paid SRT Manager $2,102,000 in full redemption of its 8.33% membership interest in Secured Holdings.

Transfer of Constitution Trail to Secured Holdings

On August 4, 2014, the operating partnership, Secured Holdings, TNP SRT San Jacinto, LLC, at the time a wholly owned subsidiary of Secured Holdings, TNP SRT Aurora Commons, LLC, at the time a wholly owned subsidiary of Secured Holdings, and SRT Constitution Trail, LLC, at the time a wholly owned subsidiary of Secured Holdings (collectively, the “Borrowers”), entered into the Amended and Restated Credit Facility with KeyBank. On August 4, 2014, as required by the Amended and Restated Credit Facility, the operating partnership contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owned Constitution Trail, to Secured Holdings (the “Constitution Transaction”). Prior to the Constitution Transaction, the operating partnership owned 88% of the membership interests in Secured Holdings and SRT Manager owned 12% of the membership interests in Secured Holdings. Following the Constitution Transaction, the operating partnership owned 91.67% of the membership interests in Secured Holdings and SRT Manager owned 8.33% of the membership interests in Secured Holdings. For purposes of calculating the revised membership interests in Secured Holdings, the parties used the third-party valuations for Constitution Trail and other assets held by Secured Holdings that were obtained in connection with the publication of an estimated value per share by the Company in July 2014.

The Company provided a guaranty of all of the obligations of the Borrowers under the Amended and Restated Credit Facility and all other loan documents in connection with the Amended and Restated Credit Facility. The Company also paid Glenborough a financing coordination fee of $300,000 in 2014 in connection with the Amended and Restated Credit Facility.

As further described below under “–Entry into Joint Venture Agreements–SGO Joint Venture”, Constitution Trail was sold to the SGO Joint Venture on March 11, 2015, as part of the formation of the SGO Joint Venture.

Entry into Joint Venture Agreements

SGO Joint Venture

Entry into SGO Joint Venture Agreement

On March 11, 2015, we, through a wholly owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisition Venture, LLC (the “SGO Agreement”) to form a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P. (“Oaktree”), and GLB SGO, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (“GPP” and together with us and Oaktree, the “SGO Members”). GPP is an affiliate of our property manager, Glenborough, and an affiliate of our Advisor.

The SGO Agreement provides for the ownership and operation of SGO Retail Acquisition Venture, LLC (the “SGO Joint Venture”), in which we own a 19% interest, GPP owns a 1% interest, and Oaktree owns an 80% interest. In exchange for ownership in the SGO Joint Venture, we contributed $4.5 million to the SGO Joint Venture, which amount was credited against our sale of the Initial SGO Properties (as defined below) to the Joint Venture (as described below), GPP contributed $0.2 million to the SGO Joint Venture, and Oaktree contributed $19.1 million to the SGO Joint Venture. We advanced $7.0 million to Oaktree to finance Oaktree’s capital contribution to the SGO Joint Venture in exchange for a recourse demand note from Oaktree at a rate of 7% interest. We had the right to call back the advanced funds upon 12 days written notice. As of December 31, 2015, the entire $7.0 million note from Oaktree has been paid off. We negotiated for this loan structure in order to maximize short-term returns and minimize short-term dilution related to the use of the SGO Joint Venture proceeds pending their reinvestment.

Pursuant to the SGO Agreement, GPP will manage and conduct the day-to-day operations and affairs of the SGO Joint Venture, subject to certain major decisions set forth in the SGO Agreement that require the consent of at least two members, one of whom must be Oaktree. Income, losses and distributions will generally be allocated based on the members’ respective ownership interests. Additionally, in certain circumstances described in the SGO Agreement, the members may be required to make additional capital contributions to the SGO Joint Venture, in proportion to the members’ respective ownership interests.

Pursuant to the SGO Agreement, the SGO Joint Venture will pay GPP a monthly asset management fee equal to a percentage of the aggregate investment value of the property owned by the SGO Joint Venture in the preceding month. In addition, if Oaktree has received a 12% internal rate of return on its capital contribution, then promptly following the sale of the last of the Initial SGO Properties, the SGO Joint Venture will pay GPP a disposition fee equal to one percent of the aggregate net sales proceeds received by the SGO Joint Venture from the sales of the Initial SGO Properties.

The SGO Joint Venture will make distributions of net cash flow to the Members no less than quarterly, if appropriate. Distributions will be pro rata to the SGO Members in proportion to their respective ownership interests in the SGO Joint Venture until the SGO Members have received a 12% internal rate of return on their capital contribution. Thereafter distributions will be 5% to us, 5% to GPP and the balance to us, GPP and Oaktree pro rata in proportion to each SGO Member’s respective ownership interests in the SGO Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 17% internal rate of return on its capital contribution and a 1.5 equity multiple on its capital contribution. Distributions will then be 12.5% to us, 5% to GPP and the balance to us, GPP and Oaktree pro rata in proportion to each SGO Member’s respective ownership interests in the SGO Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 22% internal rate of return on its capital contribution and a 1.75 equity multiple on its capital contribution (the “SGO Promoted Returns”). Distributions will then be 20% to us, 5% to GPP and the balance to us, GPP and Oaktree pro rata in proportion to each SGO Member’s respective ownership interests in the SGO Joint Venture. The portion of the SGO Promoted Returns payable to GPP are referred to herein as the “GPP SGO Incentive Fee.” The portion of the SGO Promoted Returns payable to us are referred to herein as our “SGO Earn Out.” As a part of the negotiations for the SGO Joint Venture, Glenborough agreed to reduce certain property management and related charges payable by the SGO Joint Venture from levels that were in place for these assets when held by us; the GPP SGO Incentive Fee was implemented in order to provide GPP and its affiliates with an opportunity to recoup those reductions should the SGO Joint Venture assets perform well financially.

The SGO Joint Venture structure, as originally discussed between Oaktree and us, contemplated that we would be a 20% participant in the SGO Joint Venture and that we or one of our subsidiaries would serve as managing member of the SGO Joint Venture. Under that proposed structure, Oaktree required that it have the right to restrict our ability to terminate our Advisor during the term of the SGO Joint Venture. This was not acceptable to our board of directors, including all of our independent directors, or our Advisor. Further, our SGO Promoted Returns would be at risk if Glenborough as property manager or our Advisor committed certain defaults under the transaction documents, or failed to achieve certain financial results within the SGO Joint Venture. These same triggers could also have resulted in giving Oaktree the right to remove us as managing member from the SGO Joint Venture. This would have put us at risk of potentially losing the SGO Promoted Returns and our position as managing member of the SGO Joint Venture based on the actions of our Advisor as it managed the day-to-day operations of the SGO Joint Venture on our behalf. Neither of these provisions were acceptable to our board of directors, including all of our independent directors, or our Advisor; accordingly our board of directors, including all of our independent directors, endorsed a structure whereby GPP agreed to pay cash to become a 1% managing member, and put that position and the GPP SGO Incentive Fee at risk of removal/forfeiture, while insulating our 19% position and our SGO Earn Out from those risks, while further permitting the board of directors to retain full discretion over the continued employment of our advisor.

Entry into Property Management Agreement

On March 11, 2015, the SGO Joint Venture, through its wholly owned subsidiaries, also entered into a Property Management Agreement with Glenborough (the “SGO Property Management Agreement”), pursuant to which Glenborough will act as the property manager for the Initial SGO Properties and will have responsibility for the day-to-day management, operation and maintenance of the Initial SGO Properties. The initial term of the SGO Property Management Agreement will continue for so long as the SGO Joint Venture owns the Initial SGO Properties and Glenborough owns at least a 0.5% interest in the SGO Joint Venture, and provided that no event of default by Glenborough or any of its affiliates under the SGO Joint Venture Agreement exists and Glenborough has not been removed as the managing member of the SGO Joint Venture pursuant to the SGO Joint Venture Agreement.

Under the SGO Property Management Agreement, Glenborough will receive fees for its services as set forth below:

•	Management fee. Glenborough earns a monthly management fee equal to 3.0% of the gross revenues collected from the operation of each property.

•	Construction management fee. Glenborough earns a construction management fee (on a project-by-project basis) for any construction projects the cumulative cost of which, as defined in the SGO Property Management Agreement, exceed $25,000. The construction management fee is equal to: (i) five percent (5.00%) of the first $300,000 of the cumulative costs; (ii) four percent (4.00%) of the cumulative costs which exceed $300,000 but are less than or equal to $500,000; and (iii) three percent (3.00%) of all cumulative costs in excess of $500,000.

•	Leasing commissions. Glenborough earns leasing commissions equal to: (i) six percent (6%) of base rent for the first one hundred twenty (120) months of the initial term for new leases procured by Glenborough and expansions of existing leases, and (ii) three percent (3%) of base rent for the first one hundred twenty (120) months of the renewal term for extensions and renewals of existing leases. In certain circumstances, pursuant to the SGO Property Management Agreement, if the foregoing leasing commission structure is not the structure that is commonly used in a particular market area where a property is located, then the SGO Joint Venture and Glenborough may use an alternative leasing commission structure that is commonly used in such market area. It is expected that Glenborough will pay out some or all of these leasing commissions to third-party brokers who participate in the leasing process.

 Sale of Initial Properties to SGO Joint Venture

On March 11, 2015, as part of the formation of the SGO Joint Venture, we, through TNP SRT Osceola Village, LLC, our indirect wholly owned subsidiary, SRT Constitution Trail, LLC, a wholly owned subsidiary of SRT Secured Holdings, LLC (“SRT Holdings”), and TNP SRT Aurora Commons, LLC, a wholly owned subsidiary of SRT Holdings, entered into a Purchase and Sale Agreement effective March 11, 2015, to sell Osceola Village, Constitution Trail and Aurora Commons (together with Osceola Village and Constitution Trail, the “Initial SGO Properties”) to the SGO Joint Venture. SRT Holdings is jointly owned by our operating partnership and SRT Manager, an affiliate of Glenborough. The closing of the sale was conditioned on the SGO Joint Venture issuing us a 19% membership interest and GPP a 1% membership interest in the SGO Joint Venture.

The cash sale price for the Initial SGO Properties was $22.0 million for Osceola Village, $23.1 million for Constitution Trail, and $8.5 million for Aurora Commons. Of the aggregate $53.6 million cash purchase price for the Initial SGO Properties, the SGO Joint Venture obtained a $34.0 million mortgage loan from Bank of America Merrill Lynch, an unaffiliated third party, as lender, of which $30.0 million was available at closing, and paid the balance in cash.

Due to the related party membership interests in the SGO Joint Venture, the sale of the Initial Properties is considered a partial sale in accordance with ASC Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales. The related party interests consist of our 19% and GPP’s 1% membership interests in the SGO Joint Venture. As a result, we deferred $1.2 million, representing 20%, of the total realized gain from the sale of the Initial Properties to the SGO Joint Venture.

SGO MN Joint Venture

On September 30, 2015, we, through wholly owned subsidiaries, entered into the Limited Liability Company Agreement of SGO MN Retail Acquisitions Venture, LLC (the “SGO MN Agreement”) to form a joint venture with MN Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree, and GLB SGO MN, LLC, a wholly owned subsidiary of GPP (together with us and Oaktree, the “SGO MN Members”).

The SGO MN Agreement provides for the ownership and operation of SGO MN Retail Acquisition Venture, LLC (the “SGO MN Joint Venture”), in which we own a 10% interest, GPP owns a 10% interest, and Oaktree owns an 80% interest. In exchange for ownership in the SGO MN Joint Venture, we contributed cash in the amount of $2.8 million to the SGO MN Joint Venture, GPP contributed $2.8 million to the SGO MN Joint Venture, and Oaktree contributed $22.7 million to the SGO MN Joint Venture.

On September 30, 2015, the SGO MN Joint Venture used the capital contributions of the SGO MN Members, together with the proceeds of a loan from Bank of America, NA in the amount of $50.5 million, to acquire 14 retail properties located in Minnesota, North Dakota and Nebraska (the “SGO MN Properties”) from a subsidiary of IRET Properties, L.P., a subsidiary of Investors Real Estate Trust (“IRET”), for a total purchase price of $79.0 million. Subsequently, the SGO MN Joint Venture purchased an additional two retail properties in Minnesota from IRET for a purchase price of $1.6 million, one transaction closed on December 23, 2015, and the other on January 8, 2016.

Pursuant to the SGO MN Agreement, GPP will manage and conduct the day-to-day operations and affairs of the SGO MN Joint Venture, subject to certain major decisions set forth in the SGO MN Agreement that require the consent of at least two of the SGO MN Members, one of whom must be Oaktree. Income, losses and distributions will generally be allocated based on the SGO MN Members’ respective ownership interests. Additionally, in certain circumstances described in the SGO MN Agreement, the SGO MN Members may be required to make additional capital contributions to the SGO MN Joint Venture, in proportion to the Members’ respective ownership interests.

Pursuant to the SGO MN Agreement, the SGO MN Joint Venture will pay GPP a monthly asset management fee equal to a percentage of the aggregate investment value of the property owned by the SGO MN Joint Venture in the preceding month. In addition, if Oaktree has received a 12% internal rate of return on its capital contribution, then promptly following the sale of the last of the SGO MN Properties, the SGO MN Joint Venture will pay GPP a disposition fee equal to one percent of the aggregate net sales proceeds received by the SGO MN Joint Venture from the sales of the SGO MN Properties.

The SGO MN Joint Venture will make distributions of net cash flow to the SGO MN Members no less than quarterly, if appropriate. Distributions will be pro rata to the SGO MN Members in proportion to their respective ownership interests in the SGO MN Joint Venture until the SGO MN Members have received a 12% internal rate of return on their capital contribution. Thereafter distributions will be 10% to GPP and the balance to us, GPP and Oaktree pro rata in proportion to each SGO MN Member’s respective ownership interests in the SGO MN Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 17% internal rate of return on its capital contribution and a 1.5 equity multiple on its capital contribution. Distributions will then be 17.5% to GPP and the balance to us, GPP and Oaktree pro rata in proportion to each SGO MN Member’s respective ownership interests in the SGO MN Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 22% internal rate of return on its capital contribution and a 1.75 equity multiple on its capital contribution (the “Promoted Returns”). Distributions will then be 25% to GPP and the balance to us, GPP and Oaktree pro rata in proportion to each SGO MN Member’s respective ownership interests in the SGO MN Joint Venture. The portion of the Promoted Returns payable to GPP are referred to herein as the “GPP Incentive Fee.” As a part of the negotiations for the SGO MN Joint Venture, Glenborough agreed to certain reduced property management and related charges payable by the SGO MN Joint Venture; the GPP Incentive Fee was implemented in order to provide GPP and its affiliates with an opportunity to recoup those reductions should the SGO MN Joint Venture assets perform well financially.

Property Management Agreement with Glenborough

In August 2013, Glenborough and wholly owned subsidiaries of our operating partnership entered into property and asset management agreements with respect to each of our current properties (the “Glenborough Property Management Agreements”). Pursuant to the Glenborough Property Management Agreements, Glenborough will supervise, manage, lease, operate and maintain each of our properties. For the year ended December 31, 2015, we paid Glenborough $612,000 in property management fees, of which $3,000 was outstanding and included in amounts due to affiliates at December 31, 2015. For the year ended December 31, 2014, we incurred and paid Glenborough $857,000 in property management fees, and no property management fees were included in amounts due to affiliates at December 31, 2014.

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

Glenborough Property Partners, LLC’s Purchase of Company Securities

On January 24, 2014, Glenborough Property Partners, LLC (“GPP”), an affiliate of our Advisor, purchased 22,222 and 111,111 shares of our common stock from TNP and Sharon D. Thompson, respectively, for $8 per share. This transaction was part of the larger settlement agreement relating to the proxy contest in connection with the 2013 annual meeting and was not considered an arm’s length transaction. Therefore, the share purchase price may not reflect a market price or value for our common stock.

Director Independence

We have a four-member board of directors. We do not consider Andrew Batinovich to be an independent director. Mr. Batinovich is affiliated with our Advisor and property manager and currently serves as our Chief Executive Officer. The three remaining directors comprising our current board of directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Although our shares are not listed on any national securities exchange, we consider our three current independent directors, all of whom constitute the members of our audit committee, to be “independent” as defined by the New York Stock Exchange.

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

Pre-Approval Polices

The audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our independent registered public accounting firm for the years ended December 31, 2015 and 2014 were pre-approved in accordance with the policies and procedures described above.

Audit Fees and Non-Audit Fees

The aggregate fees billed to us for professional accounting services, including the audit of our financial statements, and the non-audit fees charged to us by our independent registered public accounting firm, all of which were pre-approved by the audit committee, are set forth in the table below.

	2015	2014
Audit fees	$337,500	$357,400
Audit-related fees	—	—
Tax fees	—	66,350
All other fees	—	—
Total	$337,500	$423,750

For purposes of the preceding table, all professional fees are classified as follows:

•	Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by our independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•	Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.

•	Tax fees — These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees — These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.

1.	The list of the financial statements contained herein is set forth on page F-1 hereof.

2.	Financial Statement Schedules —

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

(c) See (a) 2 above.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Strategic Realty Trust, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Strategic Realty Trust, Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for the years then ended. Our audits of the consolidated financial statements included the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Realty Trust, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP

San Francisco, California

March 30, 2016

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Investments in real estate
Land	$15,981,000	$45,740,000
Building and improvements	56,158,000	109,998,000
Tenant improvements	3,676,000	10,267,000
	75,815,000	166,005,000
Accumulated depreciation	(10,068,000)	(16,717,000)
Investments in real estate, net	65,747,000	149,288,000
Cash and cash equivalents	8,793,000	3,211,000
Restricted cash	2,693,000	5,163,000
Prepaid expenses and other assets, net	731,000	1,363,000
Tenant receivables, net	1,664,000	2,678,000
Investments in unconsolidated joint ventures	6,902,000	-
Lease intangibles, net	4,290,000	13,658,000
Assets held for sale	9,896,000	342,000
Deferred financing costs, net	918,000	1,788,000
TOTAL ASSETS	$101,634,000	$177,491,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable	$34,391,000	$122,148,000
Accounts payable and accrued expenses	1,486,000	2,516,000
Amounts due to affiliates	49,000	1,000
Other liabilities	1,479,000	1,767,000
Liabilities related to assets held for sale	7,036,000	-
Below market lease intangibles, net	3,303,000	5,541,000
Deferred gain on sale of properties to unconsolidated joint venture	1,225,000	-
TOTAL LIABILITIES	48,969,000	131,973,000
Commitments and contingencies (Note 14)
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized, 11,037,948 and 10,969,714 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	111,000	110,000
Additional paid-in capital	96,684,000	96,279,000
Accumulated deficit	(46,124,000)	(54,451,000)
Total stockholder's equity	50,671,000	41,938,000
Non-controlling interests	1,994,000	3,580,000
TOTAL EQUITY	52,665,000	45,518,000
TOTAL LIABILITIES & EQUITY	$101,634,000	$177,491,000

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014
Revenue:
Rental and reimbursements	$16,047,000	$21,703,000
Expense:
Operating and maintenance	5,648,000	7,760,000
General and administrative	3,171,000	4,343,000
Depreciation and amortization	4,840,000	7,869,000
Transaction expenses	147,000	-
Interest expense	5,459,000	8,983,000
Total expense	19,265,000	28,955,000
Operating loss	(3,218,000)	(7,252,000)

Other income (expense):
Other expense	(134,000)	(610,000)
Equity in losses of unconsolidated joint ventures	(236,000)	-
Loss on impairment of real estate	-	(3,900,000)
Loss on extinguishment of debt	(3,365,000)	(295,000)
Gain on disposal of real estate	20,944,000	109,000
Income (loss) from continuing operations	13,991,000	(11,948,000)

Discontinued operations:
Loss from discontinued operations	-	(25,000)
Gain on disposal of real estate	-	3,084,000
Income (loss) from discontinued operations	-	3,059,000

Net income (loss)	13,991,000	(8,889,000)
Net income (loss) attributable to non-controlling interests	681,000	(226,000)
Net income (loss) attributable to common stockholders	$13,310,000	$(8,663,000)

Basic earnings (loss) per common share:
Continuing operations	$1.21	$(1.02)
Discontinued operations	-	0.23
Net earnings (loss) attributable to common shares	$1.21	$(0.79)

Diluted earnings (loss) per common share:
Continuing operations	$1.21	$(1.02)
Discontinued operations	-	0.23
Net earnings (loss) attributable to common shares	$1.21	$(0.79)
Weighted average shares outstanding used to calculate earnings (loss) per common share:
Basic	10,960,613	10,969,714
Diluted	10,960,613	10,969,714

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2013	10,969,714	$110,000	$96,261,000	$(43,266,000)	$53,105,000	$3,978,000	$57,083,000
Issuance of common shares	-	-	18,000	-	18,000	-	18,000
Quarterly distributions	-	-	-	(2,522,000)	(2,522,000)	(172,000)	(2,694,000)
Net loss	-	-	-	(8,663,000)	(8,663,000)	(226,000)	(8,889,000)
BALANCE — December 31, 2014	10,969,714	110,000	96,279,000	(54,451,000)	41,938,000	3,580,000	45,518,000
Redemption of member interests	-	-	-	-	-	(2,102,000)	(2,102,000)
Redemption of common shares	(205,495)	(2,000)	(1,390,000)	-	(1,392,000)	-	(1,392,000)
Quarterly distributions	-	-	-	(2,627,000)	(2,627,000)	(165,000)	(2,792,000)
Special distribution	273,729	3,000	1,795,000	(2,356,000)	(558,000)	-	(558,000)
Net income	-	-	-	13,310,000	13,310,000	681,000	13,991,000
BALANCE — December 31, 2015	11,037,948	$111,000	$96,684,000	$(46,124,000)	$50,671,000	$1,994,000	$52,665,000

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$13,991,000	$(8,889,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net (gain) loss on impairment and disposal of real estate	(20,944,000)	707,000
Loss on extinguishment of debt	3,365,000	295,000
Straight-line rent	(127,000)	(286,000)
Equity in losses of unconsolidated joint ventures	236,000	-
Amortization of deferred costs and notes payable premium/discount	544,000	747,000
Depreciation and amortization	4,840,000	7,869,000
Amortization of above and below-market leases	(193,000)	51,000
Bad debt expense (income)	15,000	(255,000)
Stock-based compensation expense	-	18,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(31,000)	153,000
Tenant receivables	(89,000)	775,000
Accounts payable and accrued expenses	(1,030,000)	274,000
Amounts due to affiliates	48,000	(441,000)
Other liabilities	(272,000)	(1,640,000)
Net change in restricted cash for operational expenditures	1,411,000	127,000
Net cash provided by (used in) operating activities	1,764,000	(495,000)

Cash flows from investing activities:
Net proceeds from the sale of real estate	103,113,000	25,832,000
Investments in unconsolidated joint ventures	(7,630,000)	-
Distributions from unconsolidated joint ventures	492,000	-
Improvements, capital expenditures, and leasing costs	(845,000)	(2,100,000)
Issuance of note receivable	(7,000,000)	-
Principal payment received on note receivable	7,000,000	-
Net change in restricted cash for capital expenditures	1,059,000	(815,000)
Net cash provided by investing activities	96,189,000	22,917,000

Cash flows from financing activities:
Redemptions of member interests	(2,102,000)	-
Redemptions of common stock	(1,392,000)	-
Quarterly distributions	(2,792,000)	(2,595,000)
Special distribution	(558,000)	-
Proceeds from notes payable	4,000,000	19,900,000
Repayment of notes payable	(86,362,000)	(37,982,000)
Payment of penalties associated with early repayment of notes payable	(2,964,000)	-
Payment of loan fees and financing costs	(201,000)	(767,000)
Net cash used in financing activities	(92,371,000)	(21,444,000)

Net increase in cash and cash equivalents	5,582,000	978,000
Cash and cash equivalents – beginning of year	3,211,000	2,233,000
Cash and cash equivalents – end of year	$8,793,000	$3,211,000

Supplemental disclosure of non-cash financing activities
and other cash flow information:
Distributions declared but not paid	$688,000	$684,000
Cash paid for interest	$5,796,000	$8,132,000
Non-cash financing activity associated with stock distribution	$1,798,000	$-

See accompanying notes to the consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and a maximum of 10,526,316 shares of its common stock to the Company’s stockholders at $9.50 per share pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. On February 7, 2013, the Company terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP. As of the termination of the Offering, the Company had accepted subscriptions for, and issued, 10,688,940 shares of common stock in its Offering for gross offering proceeds of $104,700,000 and 391,182 shares of common stock pursuant to the DRIP for gross offering proceeds of $3,620,000. The Company also granted 50,000 shares of restricted stock and issued 273,729 common shares to pay a portion of a special distribution. See Note 10. “Equity” for details regarding the special distribution. Cumulatively, through December 31, 2015, the Company has redeemed 365,903 shares of common stock sold in the Offering for $2,995,000.

As a result of the termination of the Offering, offering proceeds are not currently available to fund the Company’s cash needs, and will not be available unless the Company engages in an offering of its securities.

Since the Company’s inception, its business has been managed by an external advisor, the Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. Currently the Company is externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed in August 2014 and August 2015. The current term of the Advisory Agreement terminates on August 10, 2016. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.

Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Offering, as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of both December 31, 2015 and 2014, the Company owned 96.2% of the limited partnership interest in the OP.

The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses, interest on outstanding indebtedness, the payment of distributions to stockholders and investments in unconsolidated joint ventures. Substantially all of the proceeds of the completed Offering have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of interest, for payment of various fees and expenses, such as acquisition fees and management fees, and for payment of distributions to stockholders. The Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to the Company from any sale of equity that it may conduct in the future.

The Company has invested directly, and indirectly through joint ventures, in a portfolio of income-producing retail properties located throughout the United States, with a focus on grocery anchored multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. As of December 31, 2015, the Company’s portfolio was comprised of 9 properties, including 1 property held for sale, with approximately 766,000 rentable square feet of retail space located in 7 states. As of December 31, 2015, the rentable space at the Company’s retail properties, including the property held for sale, which was 90% leased.

On March 11, 2015 the Company invested in a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund V.I. L.P. (“Oaktree”) and GLB SGO, LLC a wholly-owned subsidiary of Glenborough Property Partners, LLC (“GPP”). On September 30, 2015, the Company invested in a joint venture with MN Retail Grand Avenue Partners, LLC a subsidiary of Oaktree and GLB SGO MN, a wholly-owned subsidiary of GPP. GPP is an affiliate of the Advisor and the Company’s property manager. These joint ventures own property types similar to properties that are directly owned by the Company.

On December 21, 2015, the Company entered into the Limited Liability Company Agreement of 3032 Wilshire Investors, LLC, to form a joint venture. See further discussion at Note 15. “Subsequent Events.”

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

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2015, the Company held ownership interests in two unconsolidated joint ventures (see Note 4. “Investments in Unconsolidated Joint Ventures” for additional information).

Non-Controlling Interests

The Company’s non-controlling interests are comprised primarily of common units in the OP (“Common Units”) and, until its redemption on March 12, 2015, the membership interest in SRT Secured Holdings, LLC (“Secured Holdings”), one of the Company’s subsidiaries. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) attributable to common stockholders on the consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in the Company’s results of operations when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at December 31, 2015 and 2014 qualified as permanent equity.

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

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable which is included in tenant receivables, net, on the consolidated balance sheets, was $592,000 (not including receivables on property held for sale) and $1,681,000 at December 31, 2015 and 2014, respectively.

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

The Company recognizes gains or losses on sales of real estate in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). Gains are not recognized and are deferred until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) the Company’s receivable, if any, is not subject to future subordination; and (d) the Company has transferred to the buyer the usual risks and reward of ownership, and the Company does not have a substantial continuing involvement with the property. As of December 31, 2015, deferred gain on the sale of properties to the SGO Joint Venture was $1.2 million.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Generally, the Company does not obtain security deposits from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of December 31, 2015, excluding property classified as held for sale, Ralph’s Grocery accounted for 10% of the Company’s annual minimum rent. As of December 31, 2015, $33,000 was outstanding from Ralph’s Grocery for reimbursement of property taxes billed in December 2015.

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

Acquisition costs are expensed as incurred. During the years ended December 31, 2015 and 2014, the Company did not acquire any properties. Costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable and costs incurred which are expected to result in future period disposals of property not currently classified as held for sale properties have been expensed and are also classified in the consolidated statements of operations as transaction expenses.

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

Depreciation and amortization is computed using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 30 years
Tenant improvements	1 – 36 years

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

The Company evaluates its equity investments for impairment in accordance with ASC 320, Investments – Debt and Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.

The Company did not record any impairment losses for the year ended December 31, 2015. For the year ended December 31, 2014, the Company recorded impairment losses of $2,500,000 and $1,400,000 on its investments in Constitution Trail and Topaz Marketplace, respectively. The Company subsequently sold Constitution Trail on March 11, 2015. For information regarding the sale of Constitution Trail, refer to Note 3. “Real Estate Investments.”

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

When available, the Company utilizes quoted market prices or other observable inputs (Level 2 inputs), such as interest rates or yield curves, from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to use significant judgment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third party. When the Company determines the market for an asset owned by it to be illiquid or when market transactions for similar instruments do not appear orderly, the Company uses several valuation sources (including internal valuations, discounted cash flow analysis and external appraisals) and establishes a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measures fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets; or (ii) a present value technique that considers the future cash flows based on contractual obligations discounted by observed or estimated market rates of comparable liabilities. The use of contractual cash flows with regard to amount and timing significantly reduces the judgment applied in arriving at fair value.

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

Accounting for Investments in Unconsolidated Joint Ventures

The Company accounts for its current investments in joint ventures under the equity method of accounting. Under the equity method of accounting, the Company records its initial investment in a joint venture at cost and subsequently adjusts the cost for the Company’s share of the joint venture’s income or loss and cash contributions and distributions each period. See Note 4. “Investments in Unconsolidated Joint Ventures” for a discussion of the Company’s investments in joint ventures.

The Company monitors its investments in unconsolidated joint ventures periodically for impairment.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax on income that it distributes as dividends to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially and adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it is organized and operates in such a manner as to qualify for treatment as a REIT. Even if the Company qualifies as a REIT, it may be subject to certain state or local income taxes, and to U.S. Federal income and excise taxes on its undistributed income.

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

During the current year, the Company was subject to alternative minimum state/federal taxes totaling approximately $200,000.

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

Reclassification

Assets sold or held for sale and related liabilities have been reclassified on the consolidated balance sheets. For operating properties sold prior to May 1, 2014, the related operating results have been reclassified from continuing to discontinued operations on the consolidated statements of operations. For operating properties sold on or after May 1, 2014, the related operating results remain in continuing operations on the consolidated statements of operations unless the sold properties represent a strategic shift that have had (or will have) a major effect on the Company’s operations and financial results.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, the acquirer is required to record, in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by the line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The guidance should be applied prospectively and early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements. The guidance retains a distinction between finance leases and operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

3. REAL ESTATE INVESTMENTS

Acquisition of Properties

The Company did not have any property acquisitions for the years ended December 31, 2015 and 2014.

Sale of Properties

During the year ended December 31, 2015, the Company sold the following six properties:

				Gross	Original
Property	Location	Acquisition Date	Sale Date	Sale Price	Purchase Price	(1)
Osceola Village	Kissimmee, FL	10/11/2011	3/11/2015	$22,000,000	$ 21,800,000	(2)
Constitution Trail	Normal, IL	10/21/2011	3/11/2015	23,100,000	18,000,000
Aurora Commons	Aurora, OH	3/20/2012	3/11/2015	8,500,000	7,000,000
Moreno Marketplace	Moreno Valley, CA	11/19/2009	10/29/2015	19,400,000	12,500,000
Northgate Plaza	Tuczon, AZ	7/6/2010	10/29/2015	12,800,000	8,050,000
Summit Point	Fayetteville, GA	12/21/2011	10/30/2015	19,600,000	18,250,000
				$105,400,000	$85,600,000

(1)	The original purchase price amounts do not include acquisition fees.
(2)	The original purchase price for Osceola Village included an additional pad which was sold for $875,000 prior to this transaction.

The sale of these six properties did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and, as a result, was not included in discontinued operations for the year ended December 31, 2015. The Company’s consolidated statements of operations include net operating income of $128,000 for the year ended December 31, 2015 and net operating loss of $2,400,000 for the year ended December 31, 2014, relating to the results of operations for these sold properties.

The Company used the net sales proceeds from the sale of Moreno Marketplace and Northgate Plaza to pay off a portion of $30.7 million in outstanding secured term loans. The Company used the net sales proceeds from the sale of Summit Point, to pay off an $11.9 million mortgage loan.

The sale of Osceola Village, Constitution Trail and Aurora Commons (the “SGO Properties”) was completed in connection with the formation of the SGO Joint Venture, as defined and further described in Note 4. “Investments in Unconsolidated Joint Ventures.” The three properties were sold to the SGO Joint Venture, and the closing of the sale was conditioned on the Company receiving a 19% membership interest in the SGO Joint Venture. In exchange for this 19% membership interest, the Company contributed $4.5 million to the SGO Joint Venture, which amount was credited against the Company’s proceeds from the sale of the three properties to the SGO Joint Venture. Of the net sales proceeds from the sale of the aforementioned properties, $36.4 million was used by the Company to retire the debt associated with the sold properties.

Pro Forma Financial Information

The pro forma financial information below is based on the Company’s historical consolidated statements of operations for the years ended December 31, 2015 and 2014, adjusted to give effect to the sale of the SGO Properties, Moreno Marketplace, Northgate Plaza and Summit Point as if they had been completed at the beginning of 2014. The pro forma financial information is presented for information purposes only, and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015 and 2014, respectively, nor does it purport to represent results of operations for future periods.

			Moreno, Northgate
		SGO Properties	Summit Dispositions	Pro Forma
	Year Ended	Disposition	Pro Forma	Year Ended
	December 31, 2015	Pro Forma Adjustments	Adjustments	December 31, 2015
Rental and reimbursements	$16,047,000	$(1,058,000)	$(3,558,000)	$11,431,000
Income (loss) from continuing operations	$13,991,000	$(4,448,000)	$(15,649,000)	$(6,106,000)
Net income (loss)	$13,991,000	$(4,448,000)	$(15,649,000)	$(6,106,000)
Net income (loss) available to common shareholders	$13,310,000	$(4,280,000)	$(15,649,000)	$(6,619,000)

Weighted average shares outstanding	10,960,613			10,960,613
Net earnings (loss) per share attributable to
common stockholders - basic and diluted	$1.21			$(0.60)

			Moreno, Northgate
		SGO Properties	Summit Dispositions	Pro Forma
	Year Ended	Disposition	Pro Forma	Year Ended
	December 31, 2014	Pro Forma Adjustments	Adjustments	December 31, 2014
Rental and reimbursements	$21,703,000	$(5,127,000)	$(4,314,000)	$12,262,000
Income (loss) from continuing operations	$(11,948,000)	$4,893,000	$303,000	$(6,752,000)
Net income (loss)	$(8,889,000)	$4,893,000	$303,000	$(3,693,000)
Net income (loss) available to common stockholders	$(8,663,000)	$4,707,000	$303,000	$(3,653,000)

Weighted avergae shares outstanding	10,969,714			10,969,714
Net earnings (loss) per share attributable to
common stockholders - basic and diluted	$(0.79)			$(0.33)

On November 25, 2014, the Company completed the sale of San Jacinto Esplanade in San Jacinto, California for a gross sales price of $5,700,000. The Company originally acquired San Jacinto Esplanade in August 2010 for $7,088,000 and subsequently sold three separate parcels of the property in 2011. Net proceeds from the 2014 sale were used to pay down and reduce the line of credit balance with KeyBank. The results of operations related to San Jacinto Esplanade are classified as continuing operations because the property was placed on the market for sale after April 30, 2014, which was the date that the Company implemented ASU No. 2014-08.

Discontinued Operations

The Company reports operating properties sold in periods prior to May 1, 2014, as discontinued operations. The results of these discontinued operations are included as a separate component on the consolidated statements of operations under the caption “Discontinued operations”.

On January 8, 2014, the Company completed the sale of Visalia Marketplace in Visalia, California for a gross sales price of $21,100,000. The Company originally acquired Visalia Marketplace in June 2012 for $19,000,000. In accordance with the terms of the loan documents with KeyBank at the time, 80% of the net proceeds from the sale were released from escrow to pay down and reduce the prior line of credit balance with KeyBank.  The Company classified assets and liabilities (including the line of credit) related to Visalia Marketplace as held for sale in the consolidated balance sheet at December 31, 2013. The results of operations related to Visalia Marketplace continue to be classified as discontinued operations for the year ended December 31, 2014, because the property was classified as such in previously issued financial statements.

The components of income and expense relating to discontinued operations for the year ended December 31, 2014 are shown below.

Year Ended December 31,
2014
Revenues from rental property	$62,000
Rental property expenses	75,000
Interest expense	12,000
Operating loss from discontinued operations	(25,000)
Gain on disposal of real estate	3,084,000
Income (loss) from discontinued operations	$3,059,000

Assets Held for Sale and Liabilities Related to Assets Held for Sale

At December 31, 2015, Bloomingdale Hills, located in Riverside, Florida, was classified as held for sale in the consolidated balance sheet. Since the sale of the property does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, its results of operations was not reported as discontinued operations on the Company’s financial statements. The Company intends to use part of the net proceeds from the sale to retire the outstanding debt associated with this property. The Company anticipates that the sale of Bloomingdale Hills will occur within one year from December 31, 2015. The Company’s consolidated statement of operations includes net operating income of $140,000 and net operating loss of $54,000 for the years ended December 31, 2015 and 2014, respectively, related to the assets held for sale.

On November 21, 2014, the Company entered into a sales contract with a buyer to purchase an undeveloped parcel at Osceola Village in Kissimmee, Florida. The gross sales price was $875,000, and the sale was expected to close in May 2015. Subsequently, on March 11, 2015, the entire Osceola Village Property was sold to the SGO Joint Venture. The land value associated with the parcel was classified as held for sale at December 31, 2014.

The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets are as follows:

	December 31,
	2015	2014
ASSETS
Investments in real estate
Land	$4,718,000	$342,000
Building and improvements	4,697,000	-
Tenant improvements	499,000	-
	9,914,000	342,000
Accumulated depreciation	(891,000)	-
Investments in real estate, net	9,023,000	342,000
Lease intangibles, net	694,000	-
Deferred financing costs, net	127,000	-
Tenant receivables, net	36,000	-
Prepaid expenses	16,000	-
Assets held for sale	$9,896,000	$342,000
LIABILITIES
Notes payable	$5,395,000	$-
Below market lease intangibles, net	1,625,000	-
Other liabilities	16,000	-
Liabilities related to assets held for sale	$7,036,000	$-

Amounts above are being presented at their carrying value which the Company believes to be lower than their estimated fair value less costs to sell.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

SGO Joint Venture

Entry into SGO Joint Venture Agreement

On March 11, 2015, the Company, through a wholly-owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisition Venture, LLC (the “SGO Agreement”) to form a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P. (“Oaktree”), and GLB SGO, LLC, a wholly-owned subsidiary of Glenborough Property Partners, LLC (“GPP” and together with the Company and Oaktree, the “SGO Members”). GPP is an affiliate of the Company’s property manager, Glenborough, and an affiliate of the Advisor. The joint venture obtained a $34,000,000 non-recourse mortgage loan from an unaffiliated third-party lender to purchase properties.

The SGO Agreement provides for the ownership and operation of SGO Retail Acquisition Venture, LLC (the “SGO Joint Venture”), in which the Company owns a 19% interest, GPP owns a 1% interest, and Oaktree owns an 80% interest. In exchange for ownership in the SGO Joint Venture, the Company contributed $4.5 million to the SGO Joint Venture, which amount was credited against the sale of the Initial SGO Properties (as defined below) to the Joint Venture (as described below), GPP contributed $0.2 million to the SGO Joint Venture, and Oaktree contributed $19.1 million to the SGO Joint Venture. The Company advanced $7.0 million to Oaktree to finance Oaktree’s capital contribution to the SGO Joint Venture in exchange for a recourse demand note from Oaktree at a rate of 7% interest. The Company had the right to call back the advanced funds upon 12 days written notice. As of December 31, 2015, the entire $7.0 million note from Oaktree has been paid off.

Pursuant to the SGO Agreement, GPP will manage and conduct the day-to-day operations and affairs of the SGO Joint Venture, subject to certain major decisions set forth in the SGO Agreement that require the consent of at least two members, one of whom must be Oaktree. Income, losses and distributions will generally be allocated based on the members’ respective ownership interests. Additionally, in certain circumstances described in the SGO Agreement, the SGO Members may be required to make additional capital contributions to the SGO Joint Venture, in proportion to the SGO Members’ respective ownership interests.

Pursuant to the SGO Agreement, the SGO Joint Venture will pay GPP a monthly asset management fee equal to a percentage of the aggregate investment value of the property owned by the SGO Joint Venture in the preceding month. In addition, if Oaktree has received a 12% internal rate of return on its capital contribution, then promptly following the sale of the last of the Initial SGO Properties, the SGO Joint Venture will pay GPP a disposition fee equal to one percent of the aggregate net sales proceeds received by the SGO Joint Venture from the sales of the Initial SGO Properties.

The SGO Joint Venture will make distributions of net cash flow to the SGO Members no less than quarterly, if appropriate. Distributions will be pro rata to the SGO Members in proportion to their respective ownership interests in the SGO Joint Venture until the SGO Members have received a 12% internal rate of return on their capital contribution. Thereafter distributions will be 5% to the Company, 5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO Member’s respective ownership interests in the SGO Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 17% internal rate of return on its capital contribution and a 1.5 equity multiple on its capital contribution. Distributions will then be 12.5% to the Company, 5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO Member’s respective ownership interests in the SGO Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 22% internal rate of return on its capital contribution and a 1.75 equity multiple on its capital contribution (the “SGO Promoted Returns”). Distributions will then be 20% to the Company, 5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO Member’s respective ownership interests in the SGO Joint Venture. The portion of the SGO Promoted Returns payable to GPP are referred to herein as the “GPP SGO Incentive Fee.” The portion of the SGO Promoted Returns payable to the Company are referred to herein as the Company’s “SGO Earn Out.” As a part of the negotiations for the SGO Joint Venture, Glenborough agreed to reduce certain property management and related charges payable by the SGO Joint Venture from levels that were in place for these assets when held by the Company; the GPP SGO Incentive Fee was implemented in order to provide GPP and its affiliates with an opportunity to recoup those reductions should the SGO Joint Venture assets perform well financially.

Sale of Initial Properties to SGO Joint Venture

On March 11, 2015, as part of the formation of the SGO Joint Venture, the Company, through TNP SRT Osceola Village, LLC, its indirect wholly-owned subsidiary, SRT Constitution Trail, LLC, a wholly-owned subsidiary of SRT Secured Holdings, LLC (“SRT Holdings”), and TNP SRT Aurora Commons, LLC, a wholly-owned subsidiary of SRT Holdings, entered into a Purchase and Sale Agreement effective March 11, 2015 to sell Osceola Village, Constitution Trail and Aurora Commons (together with Osceola Village and Constitution Trail, the “Initial SGO Properties”) to the SGO Joint Venture. SRT Holdings is jointly owned by the OP and SRT Manager, an affiliate of Glenborough. At the time of the sale Secured Holdings was jointly owned by the OP and SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough. Secured Holdings distributed the proceeds of the sale of the Initial Properties to its members. As a result, on March 12, 2015, Secured Holdings paid SRT Manager approximately $2.1 million in full redemption of its 8.33% membership interest in Secured Holdings.

The closing of the sale was conditioned on the SGO Joint Venture issuing the Company a 19% membership interest and GPP a 1% membership interest in the SGO Joint Venture. The cash sale price for the Initial Properties was $22.0 million for Osceola Village, $23.1 million for Constitution Trail, and $8.5 million for Aurora Commons. Gross proceeds from the sale totaled $53.6 million of which $36.4 million was used to retire the notes payable balances associated with the Initial Properties, and $4.5 million was credited against the Company’s proceeds from the sale of the Initial Properties to the SGO Joint Venture and served as its capital contribution to the SGO Joint Venture.  As discussed above, another $7.0 million was loaned to Oaktree on a short-term demand note basis to enhance the Company’s short-term returns related to the proceeds of the SGO Joint Venture. As of December 31, 2015, the entire $7.0 million note from Oaktree has been paid off.

Due to the related party membership interests in the SGO Joint Venture, the sale of the Initial Properties is considered a partial sale in accordance with ASC Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales. The related party interests consist of our 19% and GPP’s 1% membership interests in the SGO Joint Venture. As a result, we deferred $1.2 million, representing 20%, of the total realized gain from the sale of the Initial Properties to the SGO Joint Venture.

SGO MN Joint Venture

On September 30, 2015, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of SGO MN Retail Acquisitions Venture, LLC (the “SGO MN Agreement”) to form a joint venture with MN Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree, and GLB SGO MN, LLC, a wholly-owned subsidiary of GPP (together with the Company and Oaktree, the “SGO MN Members”).

The SGO MN Agreement provides for the ownership and operation of SGO MN Retail Acquisition Venture, LLC (the “SGO MN Joint Venture”), in which the Company owns a 10% interest, GPP owns a 10% interest, and Oaktree owns an 80% interest. In exchange for ownership in the SGO MN Joint Venture, the Company contributed cash in the amount of $2.8 million to the SGO MN Joint Venture, GPP contributed $2.8 million to the SGO MN Joint Venture, and Oaktree contributed $22.7 million to the SGO MN Joint Venture.

On September 30, 2015, the SGO MN Joint Venture used the capital contributions of the SGO MN Members, together with the proceeds of a loan from Bank of America, NA in the amount of $50.5 million, to acquire 14 retail properties located in Minnesota, North Dakota and Nebraska (the “SGO MN Properties”) from a subsidiary of IRET Properties, L.P., a subsidiary of Investors Real Estate Trust (“IRET”), for a total purchase price of $79.0 million. Subsequently, the SGO MN Joint Venture purchased an additional two retail properties in Minnesota from IRET for a purchase price of $1.6 million, one transaction closed on December 23, 2015 and the other on January 8, 2016.

Pursuant to the SGO MN Agreement, GPP will manage and conduct the day-to-day operations and affairs of the SGO MN Joint Venture, subject to certain major decisions set forth in the SGO MN Agreement that require the consent of at least two of the SGO MN Members, one of whom must be Oaktree. Income, losses and distributions will generally be allocated based on the SGO MN Members’ respective ownership interests. Additionally, in certain circumstances described in the SGO MN Agreement, the SGO MN Members may be required to make additional capital contributions to the SGO MN Joint Venture, in proportion to the Members’ respective ownership interests.

Pursuant to the SGO MN Agreement, the SGO MN Joint Venture will pay GPP a monthly asset management fee equal to a percentage of the aggregate investment value of the property owned by the SGO MN Joint Venture in the preceding month. In addition, if Oaktree has received a 12% internal rate of return on its capital contribution, then promptly following the sale of the last of the SGO MN Properties, the SGO MN Joint Venture will pay GPP a disposition fee equal to one percent of the aggregate net sales proceeds received by the SGO MN Joint Venture from the sales of the SGO MN Properties.

The SGO MN Joint Venture will make distributions of net cash flow to the SGO MN Members no less than quarterly, if appropriate. Distributions will be pro rata to the SGO MN Members in proportion to their respective ownership interests in the SGO MN Joint Venture until the SGO MN Members have received a 12% internal rate of return on their capital contribution. Thereafter distributions will be 10% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO MN Member’s respective ownership interests in the SGO MN Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 17% internal rate of return on its capital contribution and a 1.5 equity multiple on its capital contribution. Distributions will then be 17.5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO MN Member’s respective ownership interests in the SGO MN Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 22% internal rate of return on its capital contribution and a 1.75 equity multiple on its capital contribution (the “Promoted Returns”). Distributions will then be 25% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO MN Member’s respective ownership interests in the SGO MN Joint Venture. The portion of the Promoted Returns payable to GPP are referred to herein as the “GPP Incentive Fee.” As a part of the negotiations for the SGO MN Joint Venture, Glenborough agreed to certain reduced property management and related charges payable by the SGO MN Joint Venture; the GPP Incentive Fee was implemented in order to provide GPP and its affiliates with an opportunity to recoup those reductions should the SGO MN Joint Venture assets perform well financially.

The following table summarizes the Company’s investments in unconsolidated joint ventures as of December 31, 2015:

Joint Venture	Date of Investment	Ownership %	Investment
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	$4,098,000
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	2,804,000
Total			$6,902,000

A summary of the Company’s equity method investments in the SGO Joint Venture and the SGO MN Joint Venture, and share of income/loss from such investments, is presented below:

December 31, 2015
ASSETS
Investments in real estate, net	$110,901,000
Other assets	28,570,000
Total assets	$139,471,000

LIABILITIES AND MEMBERS' CAPITAL
Notes payable	75,632,000
Other liabilities	14,229,000
Total liabilities	89,861,000
Members' capital	49,610,000
Total liabilities and members' capital	$139,471,000

For the Period Ended
December 31, 2015
RESULTS OF OPERATIONS
Revenues	$7,372,000
Expenses	(9,222,317)
Operating loss	(1,850,317)
Other income	36,000
Net income	$(1,814,317)

On December 21, 2015, the Company entered into the Limited Liability Agreement of 3032 Wilshire Investors, LLC, to form a joint venture. See further discussion at Note 15. “Subsequent Events.”

The Company’s off-balance sheet arrangements consist primarily of investments in joint ventures as described above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2015, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.

5. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2015, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 20 years with a weighted-average remaining term (excluding options to extend) of 5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $175,000 and $437,000 as of December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2015, the future minimum rental income from the Company’s properties, other than the held for sale properties, under non-cancelable operating leases was as follows:

2016	$7,043,000
2017	6,154,000
2018	5,070,000
2019	4,461,000
2020	3,680,000
Thereafter	7,365,000
$33,773,000

6. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of December 31, 2015 and 2014, the Company’s acquired lease intangibles and below-market lease liabilities were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Cost	$8,089,000	$20,898,000	$(4,463,000)	$(6,991,000)
Accumulated amortization	(3,799,000)	(7,240,000)	1,160,000	1,450,000
	$4,290,000	$13,658,000	$(3,303,000)	$(5,541,000)

The Company’s amortization of lease intangibles and below-market lease liabilities for the years ended December 31, 2015 and 2014, were as follows:

	Lease Intangibles		Below - Market Lease Liabilities
	For the Years Ended December 31,		For the Years Ended December 31,
	2015	2014	2015	2014
Amortization	$(1,510,000)	$(2,791,000)	$365,000	$520,000

The scheduled future amortization of lease intangibles and below-market lease liabilities, as of December 31, 2015, was as follows:

	Acquired	Below-Market
	Lease	Lease
	Intangibles	Intangibles
2016	$918,000	$(274,000)
2017	772,000	(243,000)
2018	652,000	(221,000)
2019	589,000	(212,000)
2020	483,000	(207,000)
Thereafter	876,000	(2,146,000)
	$4,290,000	$(3,303,000)

7. PREPAID EXPENSES AND OTHER ASSETS, NET

As of December 31, 2015 and 2014, the Company’s prepaid expenses and other assets, net consisted of the following:

	December 31, 2015	December 31, 2014
Sales tax rebate incentive, net of accumulated amortization	$29,000	$672,000
Prepaid expenses	194,000	593,000
Tenant lease incentive	-	60,000
Utility deposits and other	508,000	38,000
	$731,000	$1,363,000

8. NOTES PAYABLE

As of December 31, 2015 and 2014, the Company’s notes payable, excluding long-term debt which has been classified as held for sale, consisted of the following:

	Principal Balance		Interest Rates At
	December 31, 2015	December 31, 2014	December 31, 2015
KeyBank credit facility	$-	$19,014,000	n/a
Secured term loans	24,701,000	57,116,000	5.10%
Mortgage loans	9,690,000	44,768,000	5.63%
Unsecured loans	-	1,250,000	n/a
Total	$34,391,000	$122,148,000

During the years ended December 31, 2015 and 2014, the Company incurred $5,459,000 and $8,983,000, respectively, of interest expense, which included the amortization and write-off of deferred financing costs of $544,000 and $747,000, respectively.

As of December 31, 2015 and 2014, interest expense payable was $199,000 and $1,080,000, respectively.

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of December 31, 2015:

Amount
2016	$578,000
2017	9,985,000
2018	473,000
2019	23,355,000
2020	-
Thereafter	-
$34,391,000

KeyBank Amended and Restated Credit Facility Agreement

On August 4, 2014, the Company entered into an Amended and Restated Revolving Credit Facility with KeyBank to amend and restate the 2010 Credit Facility (defined below) in its entirety and to establish a revolving credit facility with an initial maximum aggregate commitment of $30,000,000 (as adjusted, the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, the Company may request that the Facility Amount be increased to a maximum of $60,000,000. The Amended and Restated Credit Facility was initially secured by San Jacinto Esplanade, Aurora Commons and Constitution Trail.

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

The Company is providing a guaranty of all of its obligations under the Amended and Restated Credit Facility and all other loan documents in connection with the Amended and Restated Credit Facility. The Company also paid Glenborough a financing coordination fee of $300,000 in 2014 in connection with the Amended and Restated Credit Facility.

On August 4, 2014, as required by the Amended and Restated Credit Facility, the OP contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owns the Constitution Trail property, to SRT Holdings (the “Constitution Transaction”). At the time, SRT Holdings was jointly owned by the OP and SRT Manager, an affiliate of Glenborough. Prior to the Constitution Transaction, the OP owned 88% of the membership interests in SRT Holdings and SRT Manager owned 12% of the membership interests in SRT Holdings. Following the Constitution Transaction, the OP owned 91.67% of the membership interests in SRT Holdings and SRT Manager owned 8.33% of the membership interests in SRT Holdings, which was derived based on the fair value of the properties as of the date of the contribution. Subsequently, SRT Holdings paid SRT Manager $2,102,000 in full redemption of SRT Manager’s 8.33% membership interest in SRT Holdings.

In connection with the Constitution Transaction, the entire outstanding note payable balance due to Constitution Trail’s prior lender was fully paid, and the new outstanding principal balance of the Amended and Restated Credit Facility was $20,800,000, as of August 4, 2014.

On October 29, 2015, the Company drew $4.0 million under the Amended and Restated Credit Facility and used the loan proceeds, along with the proceeds from the sale of Moreno Marketplace and Northgate Plaza, to pay off a portion of the outstanding secured term loans. On November 2, 2015, the Company paid off the entire $4.0 million draw on the Amended and Restated Credit Facility.

In connection with the sale of Constitution Trail and Aurora Commons to the SGO Joint Venture on March 11, 2015 (see Note 4. “Investments in Unconsolidated Joint Ventures”), the Company used a portion of the net proceeds from the sale of Constitution Trail to pay off the entire $19 million outstanding balance associated with the Amended and Restated Credit Facility.

The original credit facility was entered into on December 17, 2010, between the Company, through its subsidiary, SRT Holdings, and KeyBank (and certain other lenders, collectively referred to as the “lenders,”) to establish a revolving credit facility with an initial maximum aggregate commitment of $35,000,000 (the “2010 Credit Facility”). On August 4, 2014, the 2010 Credit Facility was replaced by the Amended and Restated Credit Facility.

9. FAIR VALUE DISCLOSURES

The Company believes the total carrying values reflected on its consolidated balance sheets reasonably approximate the fair values for cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, and amounts due to affiliates due to their short-term nature, except for the Company’s notes payable, which are disclosed below.

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

The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of December 31, 2015 and 2014:

At December 31, 2015	Carrying Value (1)	Fair Value (2)
Notes Payable	$34,391,000	$35,099,000

At December 31, 2014	Carrying Value (1)	Fair Value (2)
Notes Payable	$122,148,000	$123,511,000

(1)	The carrying value of the Company’s notes payable represents outstanding principal as of December 31, 2015 and December 31, 2014.

(2)	The estimated fair value of the notes payable is based upon indicative market prices of the Company’s notes payable based on prevailing market interest rates.

As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.

For the year ended December 31, 2015, the Company did not record any impairment losses. For the year ended December 31, 2014, the Company recorded impairment losses of $2,500,000 and $1,400,000 on its investments in Constitution Trail and Topaz Marketplace based on the properties’ excess carrying values over their appraised values at December 31, 2014. The appraised values of the two properties were based on third-party estimates, discounted cash flow analyses, and other market considerations.  The appraised values used 11% and 10% as the discount rates, and 10% and 8.5% as the terminal capitalization rates for Constitution Trail and Topaz Marketplace, respectively. These estimates incorporate significant unobservable inputs and therefore are considered Level 3 inputs under the fair value hierarchy.

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

On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross operating proceeds of $104,700,000, 391,182 share of common stock under the DRIP for gross offering proceeds of $3,600,000, granted 50,000 shares of restricted stock and issued 273,729 common shares to pay a portion of the Special Distribution. Cumulatively, through December 31, 2015, the Company has redeemed 365,903 shares sold in the Offering for $2,995,000.

Common Units and Special Units

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

Pursuant to the Advisory Agreement, in April 2014 the Company caused the OP to issue to the Advisor a separate series of limited partnership interests of the OP in exchange for a capital contribution to the OP of $1,000 (the “Special Units”). The terms of the Special Units entitle the Advisor to (i) 15% of the Company’s net sale proceeds upon disposition of its assets after the Company’s stockholders receive a return of their investment plus a 7% cumulative, non-compounded rate of return or (ii) an equivalent amount in the event that the Company lists its shares of common stock on a national securities exchange or upon certain terminations of the Advisory Agreement after the Company’s stockholders are deemed to have received a return of their investment plus a 7% cumulative, non-compounded rate of return.

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

Member Interests

On July 9, 2013, SRT Manager made a cash investment of approximately $1.9 million in SRT Holdings pursuant to a Membership Interest Purchase Agreement by and among the Company, SRT Manager, SRT Holdings, and the OP, which resulted in SRT Manager owning a 12% membership interest in SRT Holdings and the OP owning the remaining 88% membership interest in SRT Holdings. The Company’s independent directors negotiated and approved the transaction in order to help enable the Company to meet its short-term liquidity needs for operations, as well as to build working capital for future operations. Following the Constitution Transaction on August 4, 2014 (see Note 8. “Notes Payable”), the OP owned an 91.67% membership interest in SRT Holdings and SRT Manager owned a 8.33% membership interest in SRT Holdings. In connection with the sale of SRT Holding’s two properties to the SGO Joint Venture (see Note 4. “Investment in Unconsolidated Joint Ventures”), SRT Holdings paid SRT Manager approximately $2.1 million in full redemption of the then current value of its remaining 8.33% membership interest in SRT Holdings.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2015 and December 31, 2014, no shares of preferred stock were issued and outstanding.

Share Redemption Program

On April 1, 2015, the Company’s board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “Amended and Restated SRP”). Under the Amended and Restated SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase by the Company. The number of shares to be redeemed is limited to the lesser of (i) a total of $2,000,000 for redemptions sought upon a stockholder’s death and a total of $1,000,000 for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of the Company’s common stock outstanding during the prior calendar year. Share repurchases pursuant to the share redemption program are made at the sole discretion of the Company. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the Amended and Restated SRP.

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

The Amended and Restated SRP provides that any request to redeem less than $5,000 worth of shares will be treated as a request to redeem all of the stockholder’s shares. If the Company cannot honor all redemption requests received in a given quarter, all requests, including death and disability redemptions, will be honored on a pro rata basis. If the Company does not completely satisfy a redemption request in one quarter, it will treat the unsatisfied portion as a request for redemption in the next quarter when funds are available for redemption, unless the request is withdrawn. The Company may increase or decrease the amount of funding available for redemptions under the Amended and Restated SRP on ten business days’ notice to stockholders. Shares submitted for redemption during any quarter will be redeemed on the penultimate business day of such quarter. The record date for quarterly distributions has historically been and is expected to continue to be the last business day of each quarter; therefore, shares that are redeemed during any quarter are expected to be redeemed prior to the record date and thus would not be eligible to receive the distribution declared for such quarter.

The other material terms of the Amended and Restated SRP are consistent with the terms of the share redemption program that was in effect immediately prior to January 15, 2013.

On August 7, 2015, the board of directors approved the amendment and restatement of the Amended and Restated SRP (the “Second Amended and Restated SRP” and, together with the Amended and Restated SRP, the “SRP”). Under the Second Amended and Restated SRP, the redemption date with respect to third quarter 2015 redemptions was November 10, 2015 or the next practicable date as our Chief Executive Officer determined so that redemptions with respect to the third quarter of 2015 were delayed until after the payment date for the Special Distribution. With this revision, stockholders who were to have 100% of their shares redeemed were not left holding a small number of shares from the Special Distribution after the date of the redemption of their shares. The other material terms of the Second Amended and Restated SRP are consistent with the terms of the Amended and Restated SRP.

During the year ended December 31, 2015, the Company redeemed 205,495 shares of common stock for $1,392,000 under the SRP. The Company did not redeem any shares during the year ended December 31, 2014.

Distributions

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

The following table sets forth the regular distributions declared to the Company’s common stockholders and Common Unit holders for the years ended December 31, 2015 and 2014, respectively:

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06	$658,000	$26,000	$684,000
Second Quarter 2015	6/30/2015	7/30/2015	$0.06	$654,000	26,000	680,000
Third Quarter 2015	9/30/2015	10/31/2015	$0.06	$654,000	26,000	680,000
Fourth Quarter 2015	12/31/2015	1/30/2016	$0.06	$661,000	25,000	686,000
				$2,627,000	$103,000	$2,730,000

	Distribution Record Date	Distribution Payable Date	Distribution Per Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2014	3/31/2014	4/30/2014	$0.05	$548,000	$22,000	$570,000
Second Quarter 2014	6/30/2014	7/30/2014	$0.06	658,000	26,000	684,000
Third Quarter 2014	9/30/2014	10/31/2014	$0.06	658,000	26,000	684,000
Fourth Quarter 2014	12/31/2014	1/30/2015	$0.06	658,000	26,000	684,000
				$2,522,000	$100,000	$2,622,000

Special Distribution

In June 2011, the Company acquired a debt obligation (the “Distressed Debt”) for $18 million under its prior advisor, TNP Strategic Retail Advisor, LLC. In October 2011, the Company received the underlying collateral (the “Collateral”) with respect to the Distressed Debt in full settlement of its debt claim (the “Settlement”). At the time of the Settlement, the Company received an independent valuation of the Collateral’s fair market value (“FMV”) of $27.6 million. The Settlement resulted in taxable income to the Company in an amount equal to the FMV of the Collateral less its adjusted basis for tax purposes in the Distressed Debt. Such income was not properly reported on the Company’s 2011 federal income tax return, and the Company did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules (the “2011 Underreporting”). The Company believes that it was able to rectify the 2011 Underreporting by making a special distribution (the “Special Distribution”) to its stockholders.

On August 7, 2015, the board of directors authorized the Special Distribution of $2,248,000 on the Company’s common stock as of the close of business on August 10, 2015 (the “Record Date”). The Special Distribution was payable in cash, common stock or a combination of cash and common stock to, and at the election of, the stockholders of record as of the Record Date, provided, however, that the total amount of cash payable to all stockholders in the Special Distribution was $449,600 (the “Cash Amount”), with the balance of the Special Distribution, or $1,798,400 (the “Share Amount”), payable in the form of shares of common stock. Stockholders who did not return an election form, or who otherwise failed to properly complete an election form, before the deadline, received their pro rata portion of the Special Dividend entirely in shares of common stock.

On November 4, 2015, the Company paid $450,000 in cash and issued 273,729 shares of common stock having a value of $1,798,000 pursuant to the Special Distribution. On December 30, 2015, we paid an additional $108,000 in cash to correct errors made by the third party transfer agent in connection with the November 4, 2015 payment pursuant to the Special Distribution. Although the Company believes the Special Distribution allowed it to maintain its qualification as a REIT, there can be no complete assurance in this regard.

Distribution Reinvestment Plan

The Company adopted the DRIP to allow common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved $100,000,000 in shares of its common stock for sale pursuant to the DRIP. The DRIP was terminated effective February 7, 2013 in connection with the expiration of the Offering and the Company’s deregistration of all of the unsold shares registered for sale pursuant to the Offering. As a result, for the years ended December 31, 2015 and 2014, no distributions were reinvested, and no shares of common stock were issued under the DRIP.

11. EARNINGS PER SHARE

Earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There is no unvested stock as of December 31, 2015. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share:

	For the Years Ended
	December 31,
	2015	2014
Numerator - basic and diluted
Net income (loss) from continuing operations	$13,991,000	$(11,948,000)
Net income (loss) attributable to non-controlling interests	681,000	(709,000)
Net income (loss) attributable to common shares	13,310,000	(11,239,000)
Net income from discontinued operations	-	3,059,000
Net loss attributable to non-controlling interests	-	(483,000)
Net income (loss) attributable to common shares	$13,310,000	$(8,663,000)
Denominator - basic and diluted
Basic weighted average common shares	10,960,613	10,969,714
Effect of dilutive securities
Common units (1)	-	-
Diluted weighted average common shares	10,960,613	10,969,714
Basic earnings (loss) per common share
Net income (loss) from continuing operations attributable to common shares	$1.21	$(1.02)
Net income from discontinued operations attributable to common shares	-	0.23
Net income (loss) attributable to common shares	$1.21	$(0.79)
Diluted earnings (loss) per common share
Net income (loss) from continuing operations attributable to common shares	$1.21	$(1.02)
Net income from discontinued operations attributable to common shares	-	0.23
Net income (loss) attributable to common shares	$1.21	$(0.79)

(1)	The effect of 431,986 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.

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

For the years ended December 31, 2015 and 2014, the Company recognized compensation expense of $0 and $18,000, respectively, related to restricted common stock grants to its independent directors, which is included in general and administrative expense in the Company’s accompanying consolidated statements of operations. Shares of restricted common stock have full voting rights and rights to dividends.

As of December 31, 2015 and 2014, all of the compensation expense related to non-vested shares of restricted common stock has been recognized. There were no restricted stock grants issued during the years ended December 31, 2015 and 2014.

A summary of the changes in restricted stock grants for the years ended December 31, 2015 and 2014 is presented below.

Weighted Average
	Restricted Stock	Grant Date
	(Number of Shares)	Fair Value
Balance - December 31, 2013	3,333	$9.00
Granted	-	-
Vested	3,333	9.00
Balance - December 31, 2014	-	$-
Granted	-	-
Vested
Balance - December 31, 2015	-	$-

13. RELATED PARTY TRANSACTIONS

On August 7, 2013, the Company entered into the Advisory Agreement with Advisor. On August 3, 2015, the Advisory Agreement with the Advisor was renewed for an additional twelve months, beginning on August 10, 2015. Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services.

On July 9, 2013, SRT Manager, an affiliate of Advisor, acquired an initial 12% membership interest in SRT Holdings, the Company’s wholly-owned subsidiary. Following the Constitution Transaction on August 4, 2014 (see Note 8. “Notes Payable”), SRT Manager’s membership interests in SRT Holdings decreased to 8.33%. In March 2015, SRT Holdings paid SRT Manager $2,102,000 in full redemption of SRT Manager’s 8.33% membership interest in SRT Holdings.

On January 24, 2014, GPP purchased 22,222 and 111,111 shares of the Company from TNP LLC and Sharon D. Thompson, respectively, for $8.00 per share. The share purchase transaction was part of a larger settlement of issues relating to the 2013 annual meeting proxy contest and was not considered an arm’s length transaction. Therefore, the share purchase price may not reflect a market price or value for such securities (see Note 10. “Equity”).

On March 11, 2015, the Company, through a wholly-owned subsidiary, entered into the SGO Agreement to form the SGO Joint Venture. On September 30, 2015, the Company, through wholly-owned subsidiaries, entered into the SGO MN Agreement to form the SGO MN Joint Venture. For additional information regarding the SGO Joint Venture and the SGO MN Joint Venture, see Note 4. “Investments in Unconsolidated Joint Ventures.”

Summary of Related Party Fees

Summarized separately below are the Advisor related party costs incurred and payable by the Company for the years ended December 31, 2015 and 2014, respectively, and payable as of December 31, 2015 and 2014:

Advisor Fees	Incurred		Payable
	Years Ended December 31,		As of December 31,
	2015	2014	2015	2014
Expensed
Acquisition fees	$79,000	$-	$-	$-
Financing coordination fees	87,000	-	-	-
Asset management fees	978,000	1,320,000	19,000	-
Reimbursement of operating expenses	250,000	72,000	27,000	-
Property management fees	612,000	857,000	3,000	-
Disposition fees	1,173,000	268,000	-	-
Guaranty fees (1)	1,000	14,000	-	1,000
	$3,180,000	$2,531,000	$49,000	$1,000
Capitalized
Financing coordination fees	$-	$300,000	$-	$-
Leasing fees	122,000	127,000	-	-
Legal leasing fees	124,000	222,000	-	-
Construction management fees	19,000	56,000	-	-
	$265,000	$705,000	$-	$-

(1)	Guaranty fees were paid by the Company to its prior advisor, TNP Strategic Retail Advisor, LLC.

Acquisition Fee

Under the Advisory Agreement, the Advisor is entitled to receive an acquisition fee equal to 1.0% of (1) the cost of each investment acquired directly by the Company or (2) the Company’s allocable cost of an investment acquired pursuant to a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments.

Origination Fee

Under the Advisory Agreement, the Advisor is entitled to receive an origination fee equal to 1.0% of the amount funded by the Company to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. The Company will not pay an origination fee to the Advisor with respect to any transaction pursuant to which it is required to pay the Advisor an acquisition fee.

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

Asset Management Fee

Under the Advisory Agreement, the Advisor is entitled to receive an asset management fee equal to a monthly fee of one-twelfth (1/12th) of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non-cash reserves and depreciation) of all investments the Company owns, including any debt attributable to such investments, or (2) the fair market value of the Company’s investments (before non-cash reserves and deprecation) if the board of directors has authorized the estimate of a fair market value of the Company’s investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year.

Reimbursement of Operating Expenses

The Company or the OP will pay directly, or reimburse the Advisor for, certain third-party expenses paid or incurred by the Advisor in connection with the services provided by the Advisor pursuant to the Advisory Agreement, subject to the limitation that the Company will not reimburse the Advisor at the end of any fiscal quarter in which the Company’s total operating expenses (including the asset management fee described below) for the four preceding fiscal quarters exceed the greater of (1) 2% of its average invested assets (as defined in the Charter); or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Guideline”). The Advisor is required to reimburse the Company quarterly for any amounts by which total operating expenses exceed the 2%/25% Guideline in the previous expense year unless (i) the Company elects to subtract the excess amount from the “total operating expenses” for the subsequent fiscal quarter, or (ii) the independent directors determine that the excess expenses are justified based on unusual and nonrecurring factors which they deem sufficient. If the independent directors determine that the excess expenses are justified, the excess amount may be carried over and included in “total operating expenses” in subsequent expense years and the Company will send its stockholders written disclosure, together with an explanation of the factors the independent directors considered in making such a determination. The determination will also be reflected in the minutes of the board of directors. The Company will not reimburse the Advisor for any of its personnel costs or other overhead costs except for customary reimbursements for personnel costs under property management agreements entered into between the OP and the Advisor or its affiliates. In addition, under the Advisory Agreement, to the extent that that the Advisor or any affiliate receives fees from any of the Company’s subsidiaries for services rendered to such subsidiary, then the amount of such fees will be offset against any amounts due to the Advisor for the same services.

For the years ended December 31, 2015 and 2014, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.

Property Management Fee

Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive an annual property management fee equal to 4% of the properties’ gross revenue. The property management agreements with Glenborough have been renewed for an additional twelve months, beginning on August 10, 2015.

Disposition Fee

Under the Advisory Agreement, the Advisor is entitled to receive a disposition fee of up to 50.0% of a competitive real estate commission, but not to exceed 3.0% of the contract sales price, in connection with the sale of an asset in which the Advisor or any of its affiliates provides a substantial amount of services, as determined by the Company’s independent directors.

Leasing Fee

Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive a market-based leasing fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants.

Legal Leasing Fee

Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive a market-based legal leasing fee for the negotiation and production of new leases, renewals and amendments.

Guaranty Fee

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

Construction Management Fee

Under the property management agreements between the Company and Glenborough, in connection with coordinating and facilitating all construction, including all maintenance, repairs, capital improvements, common area refurbishments and tenant improvements, on a project-by-project basis, Glenborough is entitled to receive a construction management fee equal to 5.0% of the hard costs for the project in question.

Related-Party Fees Paid by the Unconsolidated Joint Ventures

The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. The SGO Joint Venture recognized related-party fees and reimbursements of approximately $356,000 for the year ended December 31, 2015. The SGO MN Joint Venture recognized related-party fees and reimbursements of approximately $226,000 for the year ended December 31, 2015. The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.

14. COMMITMENTS AND CONTINGENCIES

Economic Dependency

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

Legal Matters

The following disclosure summarizes material pending legal proceedings to which we are a party, as well as material legal proceedings that terminated during the three months ended December 31, 2015.

Securities Litigation

On or about September 23, 2013, a civil action captioned Stephen Drews v. TNP Strategic Retail Trust, Inc., et al., SA-CV-13-1488-PA-DFMx, was commenced in the United States District Court for the Central District of California. The named defendants were the Company, various of its present or former officers and directors, including Anthony W. Thompson, and several entities controlled by Mr. Thompson. The plaintiff alleged that he invested in connection with the Offering and purported to represent a class consisting of all persons who invested in connection with the Offering between September 23, 2010 and February 7, 2013. The plaintiff alleged that the Company and all of the individual defendants violated Section 11 of the Securities Act of 1933, as amended (the “Securities Act”) because the offering materials used in connection with the Offering allegedly failed to disclose financial difficulties that Mr. Thompson and the entities controlled by him were experiencing. Additional claims under the Securities Act were asserted against Mr. Thompson, the entities controlled by Mr. Thompson and the other individual defendants who were employees of Mr. Thompson. The complaint sought a class-wide award of damages in an unspecified amount. On October 22, 2013, the plaintiff filed a notice of voluntary dismissal without prejudice. On October 23, 2013, a virtually identical complaint was filed in the United States District Court for the Northern District of California, asserting the same claims against the same defendants. The only material difference was that an additional plaintiff was added. Like the original plaintiff, the additional plaintiff alleged that he invested in connection with the Offering. The new action was captioned Lewis Booth, et al. v. Strategic Realty Trust, Inc., et al., CV-13-4921-JST. On January 27, 2014, the Court entered an order appointing lead plaintiffs and lead plaintiffs’ counsel. On March 13, 2014, the plaintiffs filed an amended complaint. The amended complaint contained the same claims as the original complaint and added additional common law claims, including claims that the Company’s directors breached their fiduciary duties, and that the Company and its directors had been unjustly enriched. On April 28, 2014, the Company and the individual defendants other than Mr. Thompson or employees of Mr. Thompson moved to dismiss the amended complaint. On July 29, 2014, the Court granted the motion in part and denied the motion in part. Specifically, the Court dismissed the claim for breach of fiduciary duty with leave to amend and dismissed the claim for unjust enrichment with prejudice. On July 31, 2014, the plaintiffs advised the Court that they did not intend to amend their pleading to re-assert the claim for breach of fiduciary duty. On January 16, 2015, the parties reached an agreement to settle the case on a class-wide basis, subject to approval by the Court, with the settlement to be funded entirely by the Company’s insurers. On October 15, 2015, the Court approved the settlement. On February 12, 2016, the distribution of the settlement proceeds to the members of the class commenced.

15. SUBSEQUENT EVENTS

Distributions

On January 30, 2016, the Company paid a fourth quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of December 31, 2015, totaling $684,000.

Gelson’s Development Joint Venture

On January 7, 2016, the Company (which may be referred to herein as the “Registrant,” “we,” “our” or “us”), through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of Sunset & Gardner Investors, LLC (the “Gelson’s Joint Venture Agreement”) to form a joint venture with Sunset & Gardner LA, LLC (“S&G LA” and together with us the “Gelson’s Members”), a subsidiary of Cadence Capital Investments, LLC (“Cadence”). Cadence is a real estate development and investment firm focused on commercial properties. They offer high-quality, market-driven developments, and have expertise in market planning and site selection build to suit and small center developments, redevelopment and repositioning of existing properties.

The Gelson’s Joint Venture Agreement provides for the ownership and operation of certain real property by Sunset & Gardner Investors, LLC (the “Gelson’s Joint Venture”), in which the Company owns a 100% capital interest and a 50% profits interest. In exchange for ownership in the Gelson’s Joint Venture, the Company has agreed to contribute cash in an amount up to $7 million in initial capital contributions and $700,000 in subsequent capital contribution to the Gelson’s Joint Venture. S&G LA contributed its rights to acquire the real property, its interest under a 20 year lease with Gelson’s Markets (the “Gelson’s Lease”) and agreed to provide certain management and development services.

On January 28, 2016, the Gelson’s Joint Venture used the capital contributions of the Company, together with the proceeds of a loan from Buchanan Mortgage Holdings, LLC in the amount of $10,700,000, to certain real property located at the corner of Sunset Boulevard and Gardner in Hollywood, California (the “Gelson’s Property”) from a third party seller, for a total purchase price of $12,950,000. The Gelson’s Joint Venture intends to proceed with obtaining all required governmental approvals and entitlements to replace the existing improvements on the property with a build to suit grocery store for Gelson’s Markets with an expected size of approximately 38,000 square feet. Gelson’s Markets was founded in 1951 and is recognized as one of the nation’s premier supermarket chains. Gelson’s Markets currently has 18 locations throughout Southern California.

Pursuant to the Gelson’s Joint Venture Agreement, S&G LA will manage and conduct the day-to-day operations and affairs of the Gelson’s Joint Venture, subject to certain major decisions set forth in the Gelson’s Joint Venture Agreement that require the consent of all the Gelson’s Members. Income, losses and distributions will generally be allocated based on the Gelson’s Members’ respective capital and profits interests. Additionally, in certain circumstances described in the Gelson’s Joint Venture Agreement, the Company may be required to make additional capital contributions to the Joint Venture, in proportion to the Gelson’s Members’ respective ownership interests. Until the Company has received back its capital contribution all distributions go to the Company; thereafter, the Gelson’s Joint Venture will distribute the profits 50% to the Company and 50% to S&G LA.

The Company is currently evaluating the appropriate accounting treatment for the Gelson’s Joint Venture.

3032 Wilshire Joint Venture

On March 7, 2015, the Company contributed $5,700,000 to the Wilshire Joint Venture in order to fund the acquisition of certain property commonly known as 3032 Wilshire Boulevard and 1210 Berkeley Street in Santa Monica, California (the “Wilshire Property”). The Wilshire Joint Venture Agreement provides for the ownership and operation of certain real property by 3032 Wilshire Investors, LLC (the “Wilshire Joint Venture”), in which the Company owns a 100% capital interest and a 50% profits interest.

On March 8, 2016, the Wilshire Joint Venture used the capital contributions of the Company, together with the proceeds of a loan from Buchanan Mortgage Holdings, LLC in the amount of $8,500,000, to acquire the Wilshire Property from a third party seller, for a total purchase price of $13,500,000. The Wilshire Joint Venture intends to reposition and re-lease the existing improvements on the property.

Pursuant to the Wilshire Joint Venture Agreement, 3032 Wilshire SM will manage and conduct the day-to-day operations and affairs of the Wilshire Joint Venture, subject to certain major decisions set forth in the Wilshire Joint Venture Agreement that require the consent of all the Wilshire Members. Income, losses and distributions will generally be allocated based on the Wilshire Members’ respective capital and profits interests. Additionally, in certain circumstances described in the Wilshire Joint Venture Agreement, the Company may be required to make additional capital contributions to the Wilshire Joint Venture, in proportion to the Wilshire Members’ respective ownership interests. Until the Company has received back its capital contribution all distributions go to the Company; thereafter, the Wilshire Joint Venture will distribute the profits 50% to the Company and 50% to 3032 Wilshire SM.

The Company is currently evaluating the appropriate accounting treatment for the Wilshire Joint Venture.

Strategic Realty Trust, Inc. and Subsidiaries

SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED

DEPRECIATION

December 31, 2015

		Initial Cost to Company		Cost Capitalized	Gross Amount at Which Carried at Close of Period					Life on which Depreciation in Latest Statement of Operations
	Encumbrances	Land	Building & Improvements	Subsequent to Acquisition (1)	Land	Building & Improvements	Total (2)	Accumulated Depreciation	Acquisition Date	is Computed (3)
Pinehurst Square East	$-	$3,270,000	$10,450,000	$320,000	$3,270,000	$10,770,000	$14,040,000	(1,743,000)	5/26/2011	5 - 30
Cochran Bypass	1,513,000	776,000	1,480,000	30,000	776,000	1,510,000	2,286,000	(372,000)	7/14/2011	5 - 30
Topaz Marketplace	-	2,120,000	10,724,000	(1,553,000)	1,900,000	9,391,000	11,291,000	(1,133,000)	9/23/2011	5 - 30
Morningside Marketplace	8,629,000	6,515,000	9,936,000	(5,403,000)	2,339,000	8,709,000	11,048,000	(1,399,000)	1/9/2012	5 - 30
Woodland West Marketplace	9,690,000	2,376,000	10,494,000	463,000	2,448,000	10,885,000	13,333,000	(1,903,000)	2/3/2012	5 - 30
Ensenada Square	2,992,000	1,015,000	3,822,000	235,000	1,015,000	4,057,000	5,072,000	(741,000)	2/27/2012	5 - 30
Shops at Turkey Creek	2,708,000	1,416,000	2,398,000	(132,000)	1,416,000	2,266,000	3,682,000	(296,000)	3/12/2012	5 - 30
Florissant Marketplace	8,859,000	2,817,000	12,273,000	(27,000)	2,817,000	12,246,000	15,063,000	(2,481,000)	5/16/2012	5 - 30
Total	$34,391,000	$20,305,000	$61,577,000	$(6,067,000)	$15,981,000	$59,834,000	$75,815,000	$(10,068,000)

(1)	The cost capitalized subsequent to acquisition may include negative balances resulting from the write-off and impairment of real estate assets, and parcel sales.

(2)	The aggregate net tax basis of land and buildings for federal income tax purposes is $68,374,665.

(3)	Buildings and building improvements are depreciated over their useful lives as shown. Tenant improvements are amortized over the life of the related lease, which with our current portfolio can vary from 1 year to over 30 years.

See accompanying report of independent registered public accounting firm.

S-1

	For the Years Ended December 31,
	2015	2014
Real Estate:
Balance at the beginning of the year	$166,005,000	$174,135,000
Acquisitions	-	-
Improvements	472,000	1,356,000
Dispositions	(80,754,000)	(22,613,000)
Impairment	-	(3,900,000)
Balances associated with changes in reporting presentation (1)	(9,908,000)	17,027,000
Balance at the end of the year	$75,815,000	$166,005,000

Accumulated Depreciation:
Balance at the beginning of the year	$16,717,000	$12,009,000
Depreciation expense	3,502,000	5,546,000
Dispositions	(9,260,000)	(839,000)
Balances associated with changes in reporting presentation (1)	(891,000)	1,000
Balance at the end of the year	$10,068,000	$16,717,000

(1)	The balances associated with changes in reporting presentation represent real estate and accumulated depreciation reclassified as assets held for sale.

See accompanying report of independent registered public accounting firm.

S-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2016.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director
(Principal Executive Officer)

By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Todd A. Spitzer	Chairman of the Board	March 30, 2016
Todd A. Spitzer

/s/ Andrew Batinovich	Chief Executive Officer, Corporate Secretary	March 30, 2016
Andrew Batinovich	and Director
(Principal Executive Officer)

/s/ Terri Garnick	Chief Financial Officer
Terri Garnick	(Principal Financial and Accounting Officer)	March 30, 2016

/s/ Phillip I. Levin	Director	March 30, 2016
Phillip I. Levin

/s/ Jeffrey S. Rogers	Director	March 30, 2016
Jeffrey S. Rogers

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975))
3.1.2	Articles of Amendment, dated August 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)
3.1.3	Articles Supplementary, dated November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2013)
3.1.4	Articles Supplementary, dated January 22, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
10.1	Limited Liability Company Agreement of SGO Retail Acquisitions Venture, LLC, dated March 11, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2015)
10.2	Purchase and Sale Agreement by and among TNP SRT Osceola Village, LLC, SRT Constitution Trail, LLC, TNP SRT Aurora Commons, LLC, and SGO Retail Acquisitions Venture, LLC, dated March 11, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2015)
10.3	Property Management Agreement among SGO Constitution Trail, LLC, SGO Aurora Commons, LLC, SGO Osceola Village, LLC, and Glenborough, LLC, dated March 11, 2015 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2015)
10.4	Second Amendment to the Advisory Agreement, dated August 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2015)
10.5	Purchase and Sale Agreement, dated September 16, 2015, by and between TNP SRT Portfolio I, LLC and The Phillips Edison Group LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015)
10.6	First Amendment to Purchase and Sale Agreement, dated October 15, 2015, by and between TNP SRT Portfolio I, LLC and The Phillips Edison Group LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2015)
10.7	Purchase and Sale Agreement, dated September 25, 2015, by and between TNP SRT Summit Point, LLC and New Market Properties, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 2, 2015)
10.8	First Amendment to Purchase and Sale Agreement, dated October 7, 2015, by and between TNP SRT Summit Point, LLC and New Market Properties, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 2, 2015)
10.9	Second Amendment to Purchase and Sale Agreement, dated October 19, 2015, by and between TNP SRT Summit Point, LLC and New Market-Summit Point, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 2, 2015)
10.10	Limited Liability Company Agreement of SGO MN Retail Acquisitions Venture, LLC, dated September 30, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015)
10.11	Property Management Agreement among SGO MN Buffalo Mall, LLC, et al., and Glenborough, LLC, dated September 30, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015)
10.12	Property Management Agreement among SGO MN West Village, LLC, et al. and Glenborough, LLC, dated September 30, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2015)
10.13	Limited Liability Company Agreement between SRTCC Wilshire, LLC and 3032 Wilshire SM, LLC dated December 21, 2015
21	Subsidiaries of the Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 9, 2015)
99.2	Second Amended and Restated Share Redemption Program (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on August 25, 2015)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document