Form 10-Q
period 2016-03-31
Strategic Realty Trust, Inc.
filed 2016-05-13
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016 there were 11,007,227 shares of the Registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC.

EX-10-1

EX-10.2

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015, as filed with the SEC on March 30, 2016 (the “2015 Annual Report on Form 10-K”). The condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Investments in real estate
Land	$15,981,000	$15,981,000
Building and improvements	56,158,000	56,158,000
Tenant improvements	3,577,000	3,676,000
	75,716,000	75,815,000
Accumulated depreciation	(10,612,000)	(10,068,000)
Investments in real estate, net	65,104,000	65,747,000
Properties under development and development costs
Land	25,851,000	-
Buildings	613,000	-
Development costs	901,000	-
Properties under development and development costs	27,365,000	-
Cash and cash equivalents	3,414,000	8,793,000
Restricted cash	6,025,000	2,693,000
Prepaid expenses and other assets, net	558,000	731,000
Tenant receivables, net	1,212,000	1,664,000
Investments in unconsolidated joint ventures	6,645,000	6,902,000
Lease intangibles, net	4,081,000	4,290,000
Assets held for sale	9,752,000	9,769,000
Deferred financing costs, net	487,000	579,000
TOTAL ASSETS	$124,643,000	$101,168,000
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$58,509,000	$34,052,000
Accounts payable and accrued expenses	1,145,000	1,486,000
Amounts due to affiliates	184,000	49,000
Other liabilities	1,090,000	1,479,000
Liabilities related to assets held for sale	6,859,000	6,909,000
Below market lease intangibles, net	3,231,000	3,303,000
Deferred gain on sale of properties to unconsolidated joint venture	1,227,000	1,225,000
TOTAL LIABILITIES	72,245,000	48,503,000
Commitments and contingencies (Note 13)
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.01 par value; 400,000,000 shares authorized; 11,007,227 and 11,037,948 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	111,000	111,000
Additional paid-in capital	96,482,000	96,684,000
Accumulated deficit	(46,187,000)	(46,124,000)
Total stockholders' equity	50,406,000	50,671,000
Non-controlling interests	1,992,000	1,994,000
TOTAL EQUITY	52,398,000	52,665,000
TOTAL LIABILITIES AND EQUITY	$124,643,000	$101,168,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Rental and reimbursements	$2,708,000	$4,804,000
Expense:
Operating and maintenance	937,000	1,775,000
General and administrative	396,000	766,000
Depreciation and amortization	870,000	1,868,000
Transaction expense	4,000	-
Interest expense	600,000	1,694,000
	2,807,000	6,103,000
Operating loss	(99,000)	(1,299,000)

Other income (loss):
Equity in income (losses) of unconsolidated joint ventures	26,000	(129,000)
Gain on disposal of real estate	9,000	4,783,000
Loss on extinguishment of debt	(1,000)	(233,000)
Net income (loss)	(65,000)	3,122,000

Net income (loss)	(65,000)	3,122,000
Net income (loss) attributable to non-controlling interests	(2,000)	261,000
Net income (loss) attributable to common stockholders	$(63,000)	$2,861,000

Earnings (loss) per common share ̶ basic and diluted	$(0.01)	$0.26

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	11,037,189	10,969,714

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					Total
	Number of		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Shares	Par Value	Paid-in Capital	Deficit	Equity	Interests	Equity
BALANCE — December 31, 2015	11,037,948	$111,000	$96,684,000	$(46,124,000)	$50,671,000	$1,994,000	$52,665,000
Redemption of common shares	(30,721)	-	(202,000)	-	(202,000)	-	(202,000)
Net loss	-	-	-	(63,000)	(63,000)	(2,000)	(65,000)
BALANCE — March 31, 2016	11,007,227	$111,000	$96,482,000	$(46,187,000)	$50,406,000	$1,992,000	$52,398,000

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(65,000)	$3,122,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net gain on disposal of real estate	(9,000)	(4,783,000)
Loss on extinguishment of debt	1,000	233,000
Equity in (income) loss of unconsolidated joint ventures	(26,000)	129,000
Straight-line rent	(26,000)	(30,000)
Amortization of deferred costs and notes payable premium/discount	120,000	127,000
Depreciation and amortization	870,000	1,868,000
Amortization of above and below-market leases	(47,000)	(15,000)
Bad debt expense	3,000	11,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	189,000	83,000
Tenant receivables	476,000	(227,000)
Accounts payable and accrued expenses	347,000	(635,000)
Amounts due to affiliates	135,000	62,000
Other liabilities	(389,000)	216,000
Net change in restricted cash for operational expenditures	166,000	(849,000)
Net cash provided by (used in) operating activities	1,745,000	(688,000)

Cash flows from investing activities:
Net proceeds from the sale of real estate	9,000	53,136,000
Investment in properties under development and costs of development	(27,280,000)	-
Improvements, capital expenditures, and leasing costs	(42,000)	(480,000)
Investments in unconsolidated joint ventures	-	(4,555,000)
Issuance of note receivable	-	(7,000,000)
Distributions from unconsolidated joint ventures	283,000	-
Net change in restricted cash from investments in consolidated variable interest entities	(3,458,000)	-
Net change in restricted cash for capital expenditures	(40,000)	(147,000)
Net cash provided by (used in) investing activities	(30,528,000)	40,954,000

Cash flows from financing activities:
Redemption of member interests	-	(2,102,000)
Redemption of common shares	(202,000)	-
Quartertly distributions	(688,000)	(747,000)
Proceeds from notes and loan payable	25,200,000	-
Payment of loan fees and financing costs	(712,000)	-
Repayment of notes payable	(194,000)	(36,663,000)
Net cash provided by (used in) financing activities	23,404,000	(39,512,000)

Net increase (decrease) in cash and cash equivalents	(5,379,000)	754,000
Cash and cash equivalents – beginning of period	8,793,000	3,211,000
Cash and cash equivalents – end of period	$3,414,000	$3,965,000

Supplemental disclosure of non-cash investing and financing activities:
Distributions declared but not paid	$-	$685,000
Cash paid for interest, net of amounts capitalized	$490,000	$2,426,000

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

On November 4, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and a maximum of 10,526,316 shares of its common stock to the Company’s stockholders at $9.50 per share pursuant to its distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and the Company commenced the Offering. On February 7, 2013, the Company terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP. As of the termination of the Offering, the Company had accepted subscriptions for, and issued, 10,688,940 shares of common stock in the Offering for gross offering proceeds of $104,700,000 and 391,182 shares of common stock pursuant to the DRIP for gross offering proceeds of $3,620,000. The Company also granted 50,000 shares of restricted stock and issued 273,729 common shares to pay a portion of a special distribution made to stockholders in 2015 to preserve REIT status based on underreporting of federal taxable income in 2011 (the “Special Distribution”). Cumulatively, through March 31, 2016, the Company has redeemed 396,624 shares of common stock sold in the Offering for $3,197,000.

As a result of the termination of the Offering, offering proceeds are not currently available to fund the Company’s cash needs, and will not be available unless the Company engages in an offering of its securities.

Since the Company’s inception, its business has been managed by an external advisor, and the Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. Currently the Company is externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed in August 2014 and August 2015. The current term of the Advisory Agreement terminates on August 10, 2016. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.

Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Offering, as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of March 31, 2016 and December 31, 2015, the Company owned 96.2% of the limited partnership interest in the OP.

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

The Company has invested directly, and indirectly through joint ventures, in a portfolio of income-producing retail properties located throughout the United States, with a focus on grocery anchored multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. In the first quarter of 2016, the Company invested, through joint ventures, in two significant retail projects under development.

On January 7, 2016, the Company invested in a joint venture with Sunset & Gardner Investors, LLC, a subsidiary of Cadence Capital Investments, LLC (the “Gelson’s Joint Venture”). The Gelson’s Joint Venture acquired property located at the corner of Sunset Boulevard and Gardner in Hollywood, California (the “Gelson’s Property”) for a build to suit grocery store for Gelson’s Market. On March 7, 2016, the Company invested in a joint venture with 3032 Wilshire Investors, LLC (the “Wilshire Joint Venture”) to fund the acquisition of certain property located in 3032 Wilshire Boulevard and 1210 Berkeley Street in Santa Monica, California (the “Wilshire Property”). The Wilshire Joint Venture intends to redevelop, reposition and re-lease the Wilshire Property. Together, the Gelson’s Property and Wilshire Property are referred to as “Properties Under Development.”

On September 30, 2015, the Company, through wholly-owned subsidiaries, formed a joint venture (the “SGO MN Joint Venture”) with MN Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund V.I. L.P. (“Oaktree”) and GLB SGO MN, LLC, a wholly-owned subsidiary of Glenborough Property Partners, LLC (“GPP”). GPP is an affiliate of the Advisor and the Company’s property manager. On March 11, 2015, the Company, through a wholly-owned subsidiary, formed a joint venture (the “SGO Joint Venture”) with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree, and GLB SGO, LLC, a wholly-owned subsidiary of GPP. These joint ventures own property types similar to properties that are directly owned by the Company.

As of March 31, 2016, the Company’s portfolio of properties was comprised of 9 properties, including 1 property held for sale, with approximately 766,000 rentable square feet of retail space located in 7 states. As of March 31, 2016, the rentable space at the Company’s retail properties, including the property held for sale, which was 89% leased.

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

The unaudited condensed consolidated financial statements include the accounts of the Company, the OP, their direct and indirect owned subsidiaries, and the accounts of joint ventures that are determined to be variable interest entities for which the Company is the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position, results of operations and cash flows have been included.

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of March 31, 2016, the Company held ownership interests in two unconsolidated joint ventures. As of March 31, 2016, the Company held variable interests in the Gelson’s Joint Venture and Wilshire Joint Venture, and consolidated those entities (see Note 5. “Variable Interest Entities” for additional information).

Non-Controlling Interests

The Company’s non-controlling interests are comprised primarily of common units in the OP (“Common Units”) and, until its redemption on March 12, 2015, the membership interest in SRT Secured Holdings, LLC (“Secured Holdings”), one of the Company’s subsidiaries. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the condensed consolidated financial statements, but separate from stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) attributable to common stockholders on the condensed consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in the Company’s results of operations when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the condensed consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at March 31, 2016 and December 31, 2015 qualified as permanent equity.

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

The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable (not including receivables on property held for sale), which is included in tenant receivables, net, on the condensed consolidated balance sheets, was $618,000 and $592,000 at March 31, 2016 and December 31, 2015, respectively.

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

The Company recognizes gains or losses on sales of real estate in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). Gains are not recognized and are deferred until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) the Company’s receivable, if any, is not subject to future subordination; and (d) the Company has transferred to the buyer the usual risks and reward of ownership, and the Company does not have a substantial continuing involvement with the property. As of March 31, 2016, deferred gain on the sale of properties to the SGO Joint Venture was $1.2 million.

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

Concentration of Credit Risk

A concentration of credit risk arises in the Company’s business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Generally, the Company does not obtain security deposits from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of March 31, 2016, excluding property classified as held for sale, Ralph’s Grocery accounted for 10% of the Company’s annual minimum rent. As of March 31, 2016, there was no outstanding receivable from Ralph’s Grocery.

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

Acquisition costs are expensed as incurred. Costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable and costs incurred which are expected to result in future period disposals of property not currently classified as held for sale properties have been expensed and are also classified in the condensed consolidated statements of operations as transaction expenses.

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

Properties Under Development

The initial cost of properties under development includes the acquisition cost of the property, direct development costs and borrowing costs directly attributable to the development. Borrowing costs associated with direct expenditures on properties under development are capitalized. The amount of capitalized borrowing costs is determined by reference to borrowings specific to the project, where relevant. Borrowing costs are capitalized from the commencement of the development until the date of practical completion where the property is substantially ready for its intended use. Capitalization of borrowing costs is suspended if there are prolonged periods when development activity is interrupted. Practical completion is when the property is capable of operating in the manner intended by management.

Interest on projects during periods of development is capitalized until the project is ready for its intended use based on interest rates in place during the development period. The amount of interest capitalized during the three months ended March 31, 2016, was $328,000.

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

The Company continually monitors its properties under development for impairment. Estimates of future cash flows used to test the recoverability of properties under development are based on their expected service potential when development is substantially complete. Those estimates include cash flows associated with all future expenditures necessary to develop the properties under development, including interest payments that will be capitalized as part of the cost of the properties under development.

The Company did not record any impairment losses for the three months ended March 31, 2016 and 2015.

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

The Company presents deferred financing costs, net of accumulated amortization, as a contra-liability that reduces the carrying amount of the associated note payable, rather than as a deferred asset. Deferred financing costs related to a line-of-credit arrangement are presented on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end.

Accounting for Investments in Unconsolidated Joint Ventures

The Company accounts for its current investments in unconsolidated joint ventures under the equity method of accounting. Under the equity method of accounting, the Company records its initial investment in a joint venture at cost and subsequently adjusts the cost for the Company’s share of the joint venture’s income or loss and cash contributions and distributions each period. See Note 4. “Investments in Unconsolidated Joint Ventures” for a discussion of the Company’s investments in joint ventures.

The Company monitors its investments in unconsolidated joint ventures periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the three months ended March, 31, 2016.

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

In 2015, the Company estimated it could owe alternative minimum state/federal taxes totaling approximately $200,000 and this amount was accrued and included in expense as of December 31, 2015. During the three months ended March 31, 2016, the Company finalized its calculation of taxes owed for 2015, which was less than the recorded accrual, resulting in a reversal of $111,000 and payment of $89,000. The amount of over accrual was immaterial.

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

Reclassifications

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

As of March 31, 2016, in respect to the Company’s adoption of ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU No. 2015-03”), the Company reclassified $938,000 of deferred financing costs, net of accumulated amortization, as a contra-liability to notes payable on the condensed consolidated balance sheet, and $127,000 of deferred financing costs related to property held for sale, net of accumulated amortization, as a contra-liability to liabilities held for sale on the condensed consolidated balance sheet. ASU 2015-03 requires retrospective application, wherein the balance sheet of each period presented should be adjusted to reflect the effects of the new guidance. Accordingly, for comparative purposes herein, the Company reclassified the December 31, 2015 balance of $339,000 of deferred financing costs, net of accumulated amortization, as a contra-liability to notes payable in the condensed consolidated balance sheet, and $127,000 of deferred financing costs, net of accumulated amortization, as a contra-liability to liabilities held for sale on the condensed consolidated balance sheet.

Newly Adopted Accounting Pronouncements

The Company adopted ASU No. 2015-03 on a retrospective basis, effective for the quarter ended March 31, 2016. The amendments in ASU No. 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU No. 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The adoption of ASU No. 2015-03 would change the presentation of debt issuance costs as the Company presents debt issuance costs as deferred financing costs, net on the accompanying condensed consolidated balance sheets. ASU No. 2015-03 does not address how debt issuance costs related to line-of-credit arrangements should be presented on the balance sheet or amortized. Given this absence of authoritative guidance within ASU 2015-03, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies that the SEC Staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Effective January 2016, the Company presents deferred financing costs, net, as a contra-liability in periods when there is an associated debt liability on the balance sheet, rather than as a deferred asset. If no associated debt liability is recorded on the balance sheet, deferred financing costs will be presented as a deferred asset. The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.

The Company adopted ASU No. 2015-16, (Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustment (“ASU 2015-16”), effective for the quarter ended March 31, 2016. The amendments in ASU 2015-16 require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, the acquirer is required to record, in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by the line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance should be applied prospectively and early adoption is permitted. The adoption of ASU 2015-16 had no impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively defers the adoption of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may apply either a full retrospective or a modified retrospective approach to adopt this guidance. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which amended the principal versus agent guidance in the new revenue standard and is intended to result in more consistent application and reduce the cost and complexity of applying the new standard. Additionally, in April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amended the guidance to clarify accounting for licenses of intellectual property and to clarify the guidance on performance obligations. The Company is currently evaluating the transition methods and the impact of the guidance on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). ASU 2014-15 provides guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate for each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on the Company's condensed consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the consolidated balance sheet and disclosing key information about leasing arrangements. The guidance retains a distinction between finance leases and operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting (“ASU 2016-07”). The purpose of the amendment is to eliminate the requirement that when an investment uses the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by step basis as if the equity method had been in effect during all previous periods that the investment had been held. For public entities, the amendments in ASU 2016-07 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company does not anticipate that the adoption of this guidance will have an impact on the Company's condensed consolidated financial statements.

3. REAL ESTATE INVESTMENTS

Acquisition of Properties

The Company did not have any property acquisitions for the three months ended March 31, 2016 and 2015. For property acquisitions of the Company’s consolidated variable interests, refer to Note. 5 “Variable Interest Entities.”

2016 Sale of Properties

The Company did not sell any properties for the three months ended March 31, 2016.

2015 Sale of Properties

On March 11, 2015, the Company sold the following three properties for the aggregate gross sales price of $53.6 million:

Property	Location	Acquisition Date	Gross Sales Price	Original Purchase Price (1)
Osceola Village	Kissimmee, Florida	10/11/2011	$22,000,000	$21,800,000	(2)
Constitution Trail	Normal, Illinois	10/21/2011	23,100,000	18,000,000
Aurora Commons	Aurora, Ohio	3/20/2012	8,500,000	7,000,000
Total			$53,600,000	$46,800,000

(1)	The original purchase price amounts do not include acquisition fees.
(2)	The original purchase price for Osceola Village included an additional pad which was sold for $875,000 prior to this transaction.

The sale of the three properties did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and, as a result, was not included in discontinued operations for the three months ended March 31, 2015. The Company’s condensed consolidated statement of operations includes net operating losses of $289,000 for the three months ended March 31, 2015, relating to the results of operations for the three sold properties.

The sale of Osceola Village, Constitution Trail and Aurora Commons (the “SGO Properties”) was completed in connection with the formation of the SGO Joint Venture. The three properties were sold to the SGO Joint Venture, and the closing of the sale was conditioned on the Company receiving a 19% membership interest in the SGO Joint Venture. In exchange for this 19% membership interest, the Company contributed $4.5 million to the SGO Joint Venture, which amount was credited against the Company’s proceeds from the sale of the three properties to the SGO Joint Venture. Of the net sales proceeds from the sale of the aforementioned properties, $36.4 million was used by the Company to retire the debt associated with the sold properties

Assets Held for Sale and Liabilities Related to Assets Held for Sale

At March 31, 2016 and December 31, 2015, Bloomingdale Hills, located in Riverside, Florida, was classified as held for sale in the condensed consolidated balance sheet. Since the sale of the property does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, its results of operations was not reported as discontinued operations on the Company’s financial statements. See Note. 14 “Subsequent Events” for the sale of Bloomingdale Hills after quarter-end. The Company’s condensed consolidated statements of operations include net operating income of $83,000 and net operating loss of $15,000 for the three months ended March 31, 2016 and 2015, respectively, related to the assets held for sale.

The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
ASSETS
Investments in real estate
Land	$4,718,000	$4,718,000
Building and improvements	4,697,000	4,697,000
Tenant improvements	499,000	499,000
	9,914,000	9,914,000
Accumulated depreciation	(891,000)	(891,000)
Investments in real estate, net	9,023,000	9,023,000
Lease intangibles, net	694,000	694,000
Tenant receivables, net	35,000	36,000
Prepaid expenses	-	16,000
Assets held for sale	$9,752,000	$9,769,000
LIABILITIES
Notes payable, net (1)	5,218,000	5,268,000
Below market lease intangibles, net	1,625,000	1,625,000
Other liabilities	16,000	16,000
Liabilities related to assets held for sale	$6,859,000	$6,909,000

(1)	Includes $127,000 reclassification of deferred financing costs, net of accumulated amortization, as a contra-liability to notes payable, as of March 31, 2016 and December 31, 2015.

Amounts above were presented at their carrying values which the Company believed to be lower than their estimated fair value less costs to sell.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

The following table summarizes the Company’s investments in unconsolidated joint ventures as of March 31, 2016 and December 31, 2015:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$3,967,000	$4,098,000
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	2,678,000	2,804,000
Total				$6,645,000	$6,902,000

The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of March 31, 2016, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.

5. VARIABLE INTEREST ENTITIES

The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in the Gelson’s Joint Venture and the Wilshire Joint Venture. The Company has consolidated the accounts of these variable interest entities. For further information, refer to Note 2. “Summary of Significant Accounting Policies,” under “Principles of Consolidation and Basis of Presentation.”

Gelson’s Joint Venture

On January 7, 2016, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of Sunset & Gardner Investors, LLC (the “Gelson’s Joint Venture Agreement”) to form the Gelson’s Joint Venture with Sunset & Gardner LA, LLC (“S&G LA” and together with the Company the “Gelson’s Members”), a subsidiary of Cadence Capital Investments, LLC (“Cadence”). Cadence is a real estate development and investment firm focused on commercial properties. They offer high-quality, market-driven developments, and have expertise in market planning and site selection build to suit and small center developments, redevelopment and repositioning of existing properties.

The Gelson’s Joint Venture Agreement provides for the ownership and operation of certain real property by the Gelson’s Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest. In exchange for ownership in the Gelson’s Joint Venture, the Company has agreed to contribute cash in an amount up to $7 million in initial capital contributions and $700,000 in subsequent capital contributions to the Gelson’s Joint Venture. S&G LA contributed its rights to acquire the real property, its interest under a 20 year lease with Gelson’s Markets (the “Gelson’s Lease”) and agreed to provide certain management and development services.

On January 28, 2016, the Gelson’s Joint Venture used the capital contributions of the Company, together with the proceeds of a loan from Buchanan Mortgage Holdings, LLC in the amount of $10,700,000, to purchase the Gelson’s Property from a third party seller, for a total purchase price of $12,950,000. The Gelson’s Joint Venture intends to proceed with obtaining all required governmental approvals and entitlements to replace the existing improvements on the property with a build to suit grocery store for Gelson’s Markets with an expected size of approximately 38,000 square feet. Gelson’s Markets was founded in 1951 and is recognized as one of the nation’s premier supermarket chains. Gelson’s Markets currently has 18 locations throughout Southern California.

Pursuant to the Gelson’s Joint Venture Agreement, S&G LA will manage and conduct the day-to-day operations and affairs of the Gelson’s Joint Venture, subject to certain major decisions set forth in the Gelson’s Joint Venture Agreement that require the consent of all the Gelson’s Members. Income, losses and distributions will generally be allocated based on the Gelson’s Members’ respective capital and profits interests. Additionally, in certain circumstances described in the Gelson’s Joint Venture Agreement, the Company may be required to make additional capital contributions to the Joint Venture, in proportion to the Gelson’s Members’ respective ownership interests. Until the Company has received back its capital contribution and specified preferred returns, all distributions go to the Company; thereafter, the Gelson’s Joint Venture will distribute the profits 50% to the Company and 50% to S&G LA.

3032 Wilshire Joint Venture

On December 21, 2015, the Company, through wholly owned subsidiaries, entered into the Limited Liability Company Agreement of 3032 Wilshire Investors, LLC (the “Wilshire Joint Venture Agreement”) to form the Wilshire Joint Venture with 3032 Wilshire SM, LLC, a subsidiary of Cadence (together with the Company, the “Wilshire Members”).

On December 14, 2015 and January 5, 2016, the Company paid deposits in the amounts of $500,000 and $100,000, respectively, toward the acquisition of the Wilshire Property. On March 7, 2016, the Company contributed $5,700,000 to the Wilshire Joint Venture. The Wilshire Joint Venture Agreement provides for the ownership and operation of certain real property by the Wilshire Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest.

On March 8, 2016, the Wilshire Joint Venture used the deposits and capital contribution of the Company, together with the proceeds of a loan from Buchanan Mortgage Holdings, LLC in the amount of $8,500,000, to acquire the Wilshire Property from a third party seller, for a total purchase price of $13,500,000. The Wilshire Joint Venture intends to reposition and re-lease the existing improvements on the property.

Pursuant to the Wilshire Joint Venture Agreement, 3032 Wilshire SM will manage and conduct the day-to-day operations and affairs of the Wilshire Joint Venture, subject to certain major decisions set forth in the Wilshire Joint Venture Agreement that require the consent of all the Wilshire Members. Income, losses and distributions will generally be allocated based on the Wilshire Members’ respective capital and profits interests. Additionally, in certain circumstances described in the Wilshire Joint Venture Agreement, the Company may be required to make additional capital contributions to the Wilshire Joint Venture, in proportion to the Wilshire Members’ respective ownership interests. Until the Company has received back its capital contribution and specified preferred returns, all distributions go to the Company; thereafter, the Wilshire Joint Venture will distribute the profits 50% to the Company and 50% to 3032 Wilshire SM.

The following reflects the assets and liabilities of the Gelson’s Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of March 31, 2016:

March 31, 2016
ASSETS
Properties under development and development costs:
Land	$25,851,000
Building	613,000
Development costs	901,000
Properties under development and development costs	27,365,000
Loan reserves	3,458,000
Cash and cash equivalents	67,000
Prepaid expenses and deposits	36,000
Accounts receivable	11,000
TOTAL ASSETS (1)	$30,937,000

LIABILITIES
Notes payable, net (2)	$18,573,000
Accrued liabilities	331,000
Security deposits	40,000
TOTAL LIABILITIES	$18,944,000

(1)	The assets of the Gelson’s Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)	Includes $627,000 reclassification of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

6. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2016, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 20 years with a weighted-average remaining term (excluding options to extend) of 5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled $171,000 and $175,000 as of March 31, 2016 and December 31, 2015, respectively.

As of March 31, 2016, the future minimum rental income from the Company’s properties under non-cancelable operating leases, excluding properties held for sale, was as follows:

April 1 through remainder of 2016	$5,374,000
2017	6,346,000
2018	5,266,000
2019	4,664,000
2020	3,887,000
Thereafter	7,739,000
Total	$33,276,000

7. ACQUIRED LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of March 31, 2016 and December 31, 2015, the Company’s acquired lease intangibles and below-market lease liabilities were as follows:

	Lease Intangibles		Below-Market Lease Liabilities
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Cost	$7,775,000	$8,089,000	$(4,346,000)	$(4,463,000)
Accumulated amortization	(3,694,000)	(3,799,000)	1,115,000	1,160,000
Total	$4,081,000	$4,290,000	$(3,231,000)	$(3,303,000)

The Company’s amortization of lease intangibles and below-market lease liabilities for the three months ended March 31, 2016 and 2015, were as follows:

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Amortization	$(251,000)	$(593,000)	$72,000	$117,000

8. NOTES PAYABLE, NET

As of March 31, 2016 and December 31, 2015, the Company’s notes payable, excluding long-term debt associated with assets which are classified as held for sale, consisted of the following:

	Principal Balance		Interest Rates At
	March 31, 2016	December 31, 2015	March 31, 2016
KeyBank credit facility (1)	$6,000,000	$-	2.94%
Secured term loans	24,595,000	24,701,000	5.10%
Mortgage loans	9,652,000	9,690,000	5.63%
Mortgage loans secured by properties under development (2)	19,200,000	-	9.5% - 10.0%
Deferred financing costs, net (3)	(938,000)	(339,000)	n/a
	$58,509,000	$34,052,000

(1)	The KeyBank credit facility is a revolving credit facility with an initial maximum aggregate commitment of $30,000,000 (the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, the Company may request that the Facility Amount be increased to a maximum of $60,000,000. The KeyBank credit facility matures on August 4, 2017. Each loan made pursuant to the Amended and Restated Credit Facility will be either a LIBOR rate loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay KeyBank an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum if the usage under the KeyBank credit facility is greater than 50% of the Facility Amount. The Company is providing a guaranty of all of its obligations under the KeyBank credit facility and all other loan documents in connection with the KeyBank credit facility. As of March 31, 2016, the KeyBank credit facility was secured by Pinehurst Square and Topaz Marketplace. For information regarding recent draws under the Amended and Restated Credit Facility, see “– Recent Financing Transactions - KeyBank Credit Facility.”

(2)	Comprised of $10,700,000 and $8,500,000 associated with the Company’s investment in Gelson’s Joint Venture and Wilshire Joint Venture, respectively.

(3)	Reclassification of deferred financing costs, net of accumulated depreciation, as a contra-liability in accordance with ASU 2015-03.

During the three months ended March 31, 2016 and 2015, the Company incurred and expensed $600,000 and $1,694,000, respectively, of interest costs, which included the amortization and write-off of deferred financing costs of $121,000 and $162,000, respectively. Also during the three months ended March 31, 2016, the Company incurred and capitalized $328,000 of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of $86,000.

As of March 31, 2016 and December 31, 2015, interest expense payable was $337,000 and $199,000, respectively, including an amount related to the variable interest entities of $149,000 as of March 31, 2016.

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of March 31, 2016:

Amount
April 1 through remainder of 2016	$434,000
2017	35,185,000
2018	473,000
2019	23,355,000
Total (1)	$59,447,000

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $938,000 deferred financing costs, net.

Recent Financing Transactions

KeyBank Credit Facility

On March 7, 2016, the Company drew $6.0 million under the Amended and Restated Credit Facility and used the proceeds to invest in the Wilshire Joint Venture.

Mortgage Loans Secured by Properties Under Development

In connection with the Company’s investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, the Company has consolidated borrowings of $8,500,000 (the “Wilshire Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and 3032 Wilshire Investors, LLC (as the borrower). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly commencing on April 1, 2016. The loan matures on March 7, 2017, with an option for an additional six-month period, subject to certain conditions as stated in the loan agreement. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.

In connection with the Company’s investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, the Company has consolidated borrowings of $10,700,000 (the “Gelson’s Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and Sunset and Gardner Investors, LLC (as the borrower). The Gelson’s Loan bears interest at a rate of 9.50% per annum, payable monthly commencing on April 1, 2016. The loan matures on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.

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

The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of March 31, 2016 and December 31, 2015:

March 31, 2016	Carrying Value (1)	Fair Value (2)
Notes Payable	$58,509,000	$59,163,000

December 31, 2015	Carrying Value (1)	Fair Value (2)
Notes Payable	$34,052,000	$34,760,000

(1)	The carrying value of the Company’s notes payable represents the outstanding principal as of March 31, 2016 and December 31, 2015. The carrying values and fair values of the notes payable include the reclassification of deferred financing costs, net, of $938,000 and $339,000, as a contra-liability, as of March 31, 2016 and December 31, 2015, respectively.

(2)	The estimated fair value of the notes payable is based upon the indicative market prices of the Company’s notes payable based on prevailing market interest rates.

10. EQUITY

Common Stock

Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share.

On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross offering proceeds of $104,700,000, sold 391,182 shares of common stock under the DRIP for gross offering proceeds of $3,600,000, granted 50,000 shares of restricted stock and issued 273,729 common shares to pay a portion of the Special Distribution. Cumulatively, through March 31, 2016, the Company has redeemed 396,624 shares sold in the Offering for $3,197,000.

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

Member Interests

On July 9, 2013, SRT Manager made a cash investment of approximately $1.9 million in Secured Holdings pursuant to a Membership Interest Purchase Agreement by and among the Company, SRT Manager, Secured Holdings, and the OP, which resulted in SRT Manager owning a 12% membership interest in Secured Holdings and the OP owning the remaining 88% membership interest in Secured Holdings. The Company’s independent directors negotiated and approved the transaction in order to help enable the Company to meet its short-term liquidity needs for operations, as well as to build working capital for future operations. Following the Constitution Transaction on August 4, 2014 (see Note 8. “Notes Payable”), the OP owned a 91.67% membership interest in Secured Holdings and SRT Manager owned an 8.33% membership interest in Secured Holdings. In connection with the sale of Secured Holding’s two properties to the SGO Joint Venture, Secured Holdings paid SRT Manager approximately $2.1 million in full redemption of the then current value of its remaining 8.33% membership interest in Secured Holdings.

Preferred Stock

The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of March 31, 2016 and December 31, 2015, no shares of preferred stock were issued and outstanding.

Share Redemption Program

On April 1, 2015, the Company’s board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “Amended and Restated SRP”). Under the Amended and Restated SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase by the Company. The number of shares to be redeemed is limited to the lesser of (i) a total of $2,000,000 for redemptions sought upon a stockholder’s death and a total of $1,000,000 for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the number of shares of the Company’s common stock outstanding during the prior calendar year. Share repurchases pursuant to the share redemption program are made at the sole discretion of the Company. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the Amended and Restated SRP.

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

On August 7, 2015, the board of directors approved the amendment and restatement of the Amended and Restated SRP (the “Second Amended and Restated SRP” and, together with the Amended and Restated SRP, the “SRP”). Under the Second Amended and Restated SRP, the redemption date with respect to third quarter 2015 redemptions was November 10, 2015 or the next practicable date as the Chief Executive Officer determined so that redemptions with respect to the third quarter of 2015 were delayed until after the payment date for the Special Distribution. With this revision, stockholders who were to have 100% of their shares redeemed were not left holding a small number of shares from the Special Distribution after the date of the redemption of their shares. The other material terms of the Second Amended and Restated SRP are consistent with the terms of the Amended and Restated SRP.

During the three months ended March 31, 2016, the Company redeemed 30,721 shares of common stock for $202,000 under the SRP. The Company did not redeem any shares during the three months ended March 31, 2015.

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

The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the year ended December 31, 2015. Distributions to its common stockholders and common unit holders for the three months ended March 31, 2016 were declared subsequent to March 31, 2016, as described in Note 14. “Subsequent Events.”

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06	$658,000	$26,000	$684,000
Second Quarter 2015	6/30/2015	7/30/2015	$0.06	654,000	26,000	680,000
Third Quarter 2015	9/30/2015	10/31/2015	$0.06	654,000	26,000	680,000
Fourth Quarter 2015	12/31/2015	1/30/2016	$0.06	661,000	25,000	686,000
Total				$2,627,000	$103,000	$2,730,000

11. EARNINGS PER SHARE

Earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There is no unvested stock as of March 31, 2016. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Numerator - basic and diluted
Net income (loss) from continuing operations	$(65,000)	$3,122,000
Net income (loss) attributable to non-controlling interests	(2,000)	261,000
Net income (loss) attributable to common shares	$(63,000)	$2,861,000
Denominator - basic and diluted
Basic weighted average common shares	11,037,189	10,969,714
Effect of dilutive securities	-	-
Common Units (1)	-	-
Diluted weighted average common shares	11,037,189	10,969,714
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$(0.01)	$0.26

(1)	The effect of 431,896 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement Form S-11 have not been included as they would not be dilutive.

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

On March 11, 2015, the Company, through a wholly-owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisitions Venture, LLC to form the SGO Joint Venture. On September 30, 2015, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of SGO MN Retail Acquisitions Venture, LLC to form the SGO MN Joint Venture. For additional information regarding the SGO Joint Venture and the SGO MN Joint Venture, see Note 4. “Investments in Unconsolidated Joint Ventures.”

Summary of Related Party Fees

Summarized separately below are the Advisor related party costs incurred and payable by the Company for the periods presented:

Advisor Fees

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
Expensed	2016	2015	2016	2015
Acquisition fees	$2,000	$-	$-	$-
Asset management fees	217,000	320,000	-	19,000
Reimbursement of operating expenses	50,000	-	8,000	27,000
Property management fees	124,000	201,000	37,000	3,000
Disposition fees	-	525,000	-	-
Guaranty fees (1)	-	1,000	-	-
Total	$393,000	$1,047,000	$45,000	$49,000

Capitalized
Acquisition fees	$273,000	$-	$139,000	$-
Leasing fees	10,000	27,000	-	-
Legal leasing fees	12,000	38,000	-	-
Construction management fees	1,000	5,000	-	-
Total	$296,000	$70,000	$139,000	$-

(1)	Guaranty fees were paid by the Company to its prior advisor, TNP Strategic Retail Advisor, LLC.

Acquisition Fee

Under the Advisory Agreement, the Advisor is entitled to receive an acquisition fee equal to 1.0% of (1) the cost of each investment acquired directly by the Company or (2) the Company’s allocable cost of an investment acquired pursuant to a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. An acquisition fee is capitalized by the Company when the related transaction does not quality as a business combination.

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

For the three months ended March 31, 2016 and 2015, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.

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

Related-Party Fees Paid by the Unconsolidated Joint Ventures

The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. The SGO Joint Venture and the SGO MN Joint Venture recognized related-party fees and reimbursements of approximately $150,000 and $234,000, respectively, for the three months ended March 31, 2016. The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.

13. COMMITMENTS AND CONTINGENCIES

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

14. SUBSEQUENT EVENTS

First Quarter Distribution

On April 6, 2016, the Company declared a first quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of March 31, 2016, totaling $686,000. The distribution was paid on April 29, 2016.

Sale of Held for Sale Property and Payment of Mortgage Loan

On April 4, 2016, the Company consummated the disposition of Bloomingdale Hills for a sales price of approximately $9.2 million in cash, a portion of which was used to pay off the related $5.3 million mortgage loan and $3 million of which was used to pay down the line of credit.

Entry into a Material Definitive Agreement

On May 4, 2016, the Company, through an indirect subsidiary, entered into three separate purchase agreements to acquire three retail properties located in San Francisco, California (the “San Francisco Properties”) from each of Octavia Gateway Holdings, LLC, Grove Street Hayes Valley, LLC and Hayes Street Hayes Valley LLC, each a Delaware limited liability company and each a subsidiary of DDG Partners LLC. The sellers are not affiliated with the Company or its external advisor. The San Francisco Properties encompass an aggregate of six retail condominiums with an aggregate of 9,121 square feet of retail space. The aggregate purchase price of the San Francisco Properties is approximately $13.7 million plus closing costs.

Pursuant to the agreements, the Company made aggregate earnest money deposits of $425,000 to the sellers on May 6, 2016. There can be no assurance that the Company will complete the acquisition of any or all of the San Francisco Properties. In some circumstances, if the Company fails to complete the acquisitions, it may forfeit up to $425,000 of earnest money.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements, the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, or SEC, on March 30, 2016, which we refer to herein as our “2015 Annual Report on Form 10-K.” As used herein, the terms “we,” “our,” “us,” and “Company” refer to Strategic Realty Trust, Inc., formerly TNP Strategic Retail Trust, Inc., and, as required by context, Strategic Realty Operating Partnership, L.P., formerly TNP Strategic Retail Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership” or “OP”, and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our 2015 Annual Report on Form 10-K. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward looking statements included in this Quarterly Report on Form 10-Q, and the risks described in Part I, Item 1A of our 2015 Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

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

As of February 2013 when we terminated the initial public offering, we had accepted subscriptions for, and issued, 10,688,940 shares of common stock in the initial public offering for gross offering proceeds of $104,700,000, and 391,182 shares of common stock pursuant to the DRIP for gross offering proceeds of $3,620,000. Cumulatively, through March 31, 2016, we have redeemed 396,624 shares of common stock sold in the Offering for $3,197,000. We have also granted 50,000 shares of restricted stock and we issued 273,729 shares of common stock to pay a portion of a special distribution made to stockholders in 2015 to preserve REIT status based on underreporting of federal taxable income in 2011 (the “Special Distribution”).

Due to short-term liquidity issues and defaults under certain of our loan agreements, we suspended our share redemption program, including with respect to redemptions upon death and disability, effective as of January 15, 2013. On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated Share Redemption Program (the “Amended and Restated SRP”). For more information regarding our share redemption program, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds – Share Redemption Program.” Cumulatively, through March 31, 2016, we have redeemed 396,624 shares of common stock sold in the Offering for $3,197,000.

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

Property Portfolio

As of March 31, 2016, our property portfolio included 9 retail properties, including 1 property classified as held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 766,000 square feet of single- and multi-tenant, commercial retail space located in 7 states. We purchased our properties for an aggregate purchase price of $96,960,000. As of March 31, 2016 and December 31, 2015, there was $39,592,000 and $39,786,000 of indebtedness on our properties, respectively, including indebtedness on our held for sale property. As of March 31, 2016 and December 31, 2015, approximately 89% and 90% of our portfolio was leased (based on rentable square footage), respectively, with weighted-average remaining lease terms of approximately 5 years as of both period ends.

		Rentable Square	Percent	Effective Rent (3)	Anchor	Date	Original Purchase
Property Name	Location	Feet (1)	Leased (2)	(Sq. Foot)	Tenant	Acquired	Price (4)	Debt (5)

Real Estate Investments
Pinehurst Square	Bismarck, ND	114,102	95%	$14.35	TJ Maxx	5/26/11	$15,000,000	$-
Cochran Bypass	Chester, SC	45,817	100%	$5.24	Bi-Lo	7/14/11	2,585,000	1,506,000
Topaz Marketplace	Hesperia, CA	50,699	62%	$24.49	n/a	9/23/11	13,500,000	-
Morningside Marketplace	Fontana, CA	76,923	96%	$15.66	Ralphs	1/9/12	18,050,000	8,592,000
Woodland West Marketplace	Arlington, TX	175,258	70%	$9.46	Randall's	2/3/12	13,950,000	9,652,000
Ensenada Square	Arlington, TX	62,628	100%	$7.28	Kroger	2/27/12	5,025,000	2,980,000
Shops at Turkey Creek	Knoxville, TN	16,324	100%	$27.20	n/a	3/12/12	4,300,000	2,696,000
Florissant Marketplace	Florissant, MO	146,257	100%	$9.70	Gold's Gym	5/16/12	15,250,000	8,821,000
		688,008					87,660,000	34,247,000

Property Held for Sale
Bloomingdale Hills	Riverside, FL	78,442	94%	$8.50	Walmart	6/18/12	9,300,000	5,345,000	(6)

		766,450					$96,960,000	$39,592,000

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of March 31, 2016.

(3)	Effective rent per square foot is calculated by dividing the annualized March 2016 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Pinehurst Square and Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)	Debt represents the outstanding balance as of March 31, 2016, and excludes reclassification of $311,000 deferred financing costs, net, as a contra-liability. For more information on our financing, see Note 8. “Notes Payable” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

(6)	Debt of Bloomingdale Hills excludes reclassification of $127,000 deferred financing costs, net, as a contra-liability.

Properties Under Development

As of March 31, 2016, we had 2 properties under development. The properties are identified in the following table:

		Estimated
	Estimated	Expected
Properties Under Development	Completion Date	Square Feet	Debt (1)
3032 Wilshire and 1210 Berkeley Street, Santa Monica, California	November, 2017	9,400	$8,500,000
Sunset Boulevard and Gardner, Hollywood, California	March, 2018	38,000	10,700,000
Total		47,400	$19,200,000

(1)	Debt excludes reclassification of $627,000 deferred financing costs, net, as a contra-liability.

Results of Operations

Comparison of the three months ended March 31, 2016, versus the three months ended March 31, 2015

The following table provides summary information about our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Increase	Percentage
	2016	2015	(Decrease)	Change
Rental revenue and reimbursements	$2,708,000	$4,804,000	$(2,096,000)	(43.6)%
Operating and maintenance expenses	(937,000)	(1,775,000)	(838,000)	(47.2)%
General and administrative expenses	(396,000)	(766,000)	(370,000)	(48.3)%
Depreciation and amortization expenses	(870,000)	(1,868,000)	(998,000)	(53.4)%
Transaction expense	(4,000)	-	4,000	100.0%
Interest expense	(600,000)	(1,694,000)	(1,094,000)	(64.6)%
Operating loss	(99,000)	(1,299,000)	(1,200,000)	(92.4)%
Other income, net	34,000	4,421,000	(4,387,000)	(99.2)%
Net income (loss)	$(65,000)	$3,122,000	$3,187,000	(102.1)%

Our results of operations for the three months ended March 31, 2016, are not necessarily indicative of those expected in future periods.

Revenue

The decrease in revenue was primarily due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and Northgate Plaza, Moreno Marketplace and Summit Point in October 2015. The sale of the three properties in March 2015 was completed in connection with the formation of the SGO Joint Venture (as defined in Note 1. “Organization and Business” and further described in Note 4. “Investments in Unconsolidated Joint Ventures” to the condensed consolidated financial statements contained within this Quarterly Report on From 10-Q).

Operating and maintenance expenses

The decrease in operating and maintenance expenses was primarily attributed to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015.

General and administrative expenses

The decrease in general and administrative expenses was primarily due to lower asset management fees in 2016 due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015 and the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015, and a decrease in legal expenses with the resolution of the class action lawsuit in 2015.

Depreciation and amortization expenses

The decrease in depreciation and amortization expenses was attributed to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015.

Transaction expense

Transaction expense represents acquisition fees for our additional investment in the SGO MN Joint Venture, as described in Note 4. “Investments in Unconsolidated Joint Ventures” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest expense

The decrease in interest expense was primarily due to loan pay-offs using the proceeds from the sales of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, and the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015.

 Other income

Other income of $4,421,000 for the period ended March 31, 2015, primarily consisted of the gain resulting from the sale of properties in March 2015. The $34,000 in other income for the period ended March 31, 2016, primarily represents the equity in losses of unconsolidated joint ventures.

Liquidity and Capital Resources

Since our inception, our principal demand for funds has been for the acquisition of real estate, the payment of operating expenses and interest on our outstanding indebtedness, the payment of distributions to our stockholders and investments in unconsolidated joint ventures and development properties. On February 7, 2013, we ceased offering shares of our common stock in our primary offering and under our DRIP. As a result of the termination of our initial public offering, offering proceeds from the sale of our securities are not currently available to fund our cash needs. We have used and expect to continue to use debt financing, net sales proceeds and cash flow from operations to fund our cash needs.

During the three months ended March 31, 2016, we utilized the net proceeds from the fourth quarter 2015 disposition of our properties (remaining after paydown of debt) to invest in the Gelson’s Joint Venture and the Wilshire Joint Venture.

As of March 31, 2016, our cash and cash equivalents were $3,414,000 and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was $6,025,000. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2016 and December 31, 2015, our borrowings were approximately 111.7% and 65.3%, respectively, of the carrying value of our net assets.

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows:

	Three Months Ended March 31,		Increase
	2016	2015	(Decrease)
Net cash provided by (used in):
Operating activities	$1,745,000	$(688,000)	$2,433,000
Investing activities	(30,528,000)	40,954,000	(71,482,000)
Financing activities	23,404,000	(39,512,000)	62,916,000
Net increase (decrease) in cash and cash equivalents	$(5,379,000)	$754,000

Cash Flows from Operating Activities

The increase in net cash provided by operating activities was primarily due to changes in operating asset and liability balances of $2,100,000 involving collection of tenant receivables and disbursement by lenders of restricted cash.

Cash Flows from Investing Activities

The increase in net cash used in investing activities was primarily due to our investments in the Wilshire and Gelson’s Joint Ventures, consisting of land and building under development and development costs, totaling $27,280,000 during the three months ended March 31, 2016, compared to net proceeds of $53,066,000 in the three months ended March 31, 2015, before the pay down of debt, from the sale of Aurora Commons, Constitution trail and Osceola Village.

Cash Flows from Financing Activities

The increase in net cash provided by financing activities was primarily due to loan proceeds during the three months ended March 31, 2016, totaling $25,200,000 in connection with our investments in the Wilshire and Gelson’s Joint Ventures, compared to the paydown of debt in the amount of $36,370,000 in the three months ended March 31, 2015 resulting from the sales of Aurora Commons, Constitution Trail and Osceola Village.

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

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, debt and sales of properties. Until the termination of our initial public offering on February 7, 2013, our cash needs for acquisitions were satisfied from the net proceeds of the public offering and from debt financings. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. See Note 8. “Notes Payable” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the maturity dates and terms of our outstanding indebtedness.

Recent Financing Transactions

KeyBank Credit Facility

On March 7, 2016, we drew $6.0 million under the Amended and Restated Credit Facility and used the proceeds to invest in the Wilshire Joint Venture.

Mortgage Loans Secured by Properties Under Development

In connection with our investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, the Company has consolidated borrowings of $8,500,000 (the “Wilshire Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and 3032 Wilshire Investors, LLC (as the borrower). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly commencing on April 1, 2016. The loan matures on March 7, 2017, with an option for an additional six-month period, subject to certain conditions as stated in the loan agreement. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.

In connection with our investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, the Company has consolidated borrowings of $10,700,000 (the “Gelson’s Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and Sunset and Gardner Investors, LLC (as the borrower). The Gelson’s Loan bears interest at a rate of 9.50% per annum, payable monthly commencing on April 1, 2016. The loan matures on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. The loan is secured by, among other things, a lien on the Gelson’s development project and other collateral as defined in the loan agreement.

Interim Financial Information

The financial information as of and for the period ended March 31, 2016, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three months ended March 31, 2016. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K.

Guidelines on Total Operating Expenses

We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2016, our total operating expenses did not exceed the 2%/25% Guidelines.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to annually distribute at least 90% of our REIT taxable income, subject to certain adjustments, to our stockholders. We must also meet certain asset and income tests, as well as other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. In 2015, we made the Special Distribution to stockholders to preserve our REIT status based on underreporting of federal taxable income in 2011.

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

The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the year ended December 31, 2015. Distributions to our common stockholders and common unit holders for the three months ended March 31, 2016 were declared subsequent to March 31, 2016.

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06	$658,000	$26,000	$684,000
Second Quarter 2015	6/30/2015	7/30/2015	$0.06	654,000	26,000	680,000
Third Quarter 2015	9/30/2015	10/30/2015	$0.06	654,000	26,000	680,000
Fourth Quarter 2015	12/31/2015	1/30/2016	$0.06	661,000	25,000	686,000
Total				$2,627,000	$103,000	$2,730,000

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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows:

FFO	2016	2015
Net income (loss) (1)	$(65,000)	$3,122,000
Adjustments (2):
Net income related to membership interest	-	(93,000)
Gain on disposal of assets	(9,000)	(4,685,000)
Adjustment to reflect FFO of unconsolidated joint ventures	204,000	18,000
Depreciation of real estate	644,000	1,345,000
Amortization of in-place leases and other intangibles	226,000	504,000
FFO attributable to common shares and Common Units	$1,000,000	$211,000

FFO per share/Common Unit	$0.09	$0.02

Weighted average common shares outstanding - basic	11,469,085	11,401,610

(1)	Our Common Units have the right to convert a unit into common stock for a one-to-one conversion. Therefore, we are including the related non-controlling interest income/loss attributable to Common Units in the computation of FFO and including the Common Units together with weighted average shares outstanding for the computation of FFO per share and Common Unit.
(2)	Where applicable, adjustments exclude amounts attributable to membership interest.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of March 31 2016, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of the accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2015 Annual Report on Form 10-K.

Subsequent Events

Quarterly Distributions

On April 6, 2016, we declared a first quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of March 31, 2016, totaling $686,000. The distribution was paid on April 29, 2016.

Sale of Held for Sale Property and Payment of Mortgage Loan

On April 4, 2016, we consummated the disposition of Bloomingdale Hills for a sales price of approximately $9.2 million in cash, a portion of which was used to pay off the related $5.3 million mortgage loan and $3 million of which was used to pay down the line of credit.

Entry into a Material Definitive Agreement

On May 4, 2016, we, through an indirect subsidiary, entered into three separate purchase agreements to acquire three retail properties located in San Francisco, California (the “San Francisco Properties”) from each of Octavia Gateway Holdings, LLC, Grove Street Hayes Valley, LLC and Hayes Street Hayes Valley LLC, each a Delaware limited liability company and each a subsidiary of DDG Partners LLC. The sellers are not affiliated with us or our external advisor. The San Francisco Properties encompass an aggregate of six retail condominiums with an aggregate of 9,121 square feet of retail space. The aggregate purchase price of the San Francisco Properties is approximately $13.7 million plus closing costs.

Pursuant to the agreements, we made aggregate earnest money deposits of $425,000 to the sellers on May 6, 2016. There can be no assurance that we will complete the acquisition of any or all of the San Francisco Properties. In some circumstances, if we fail to complete the acquisitions, we may forfeit up to $425,000 of earnest money.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the first quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

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

During the three months ended March 31, 2016, we redeemed shares as follows:

			Total Number of Shares
			Purchased as Part of a	Approximate Dollar Value of
	Total Number of	Average Price	Publicly Announced Plan	Shares That May Yet be
Period	Shares Redeemed (1)	Paid per Share	or Program (2)	Redeemed Under the Program (3)
January 2016	-	$-	-	$1,617,866
February 2016	-	$-	-	$1,617,866
March 2016	30,721	$6.56	30,721	$1,416,420
Total	30,721		30,721

(1)	All of our purchases of equity securities during the three months ended March 31, 2016, were made pursuant to the SRP.
(2)	We previously announced a share redemption program in connection with the Offering. The program, was suspended in January 2013 and reinstated by the board of directors in April 2015. For additional information regarding the SRP, see the disclosure above.
(3)	We currently limit the dollar value and number of shares that may yet be repurchased under the

SRP as described above.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

As of the three months ended March 31, 2016, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6.	EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2016.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)
By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc. (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-154975))
3.1.2	Articles of Amendment, dated August 22, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 26, 2013)
3.1.3	Articles Supplementary, dated November 1, 2013 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 4, 2013)
3.1.4	Articles Supplementary, dated January 22, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 28, 2014)
10.1	Operating Agreement by and among the Members and Manager of Sunset & Gardner Investors LLC, dated January 7, 2016.
10.2	Loan Agreement between Buchanan Mortgage Holdings, LLC and Sunset & Gardner Investors LLC, dated January 26, 2016.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted April 1, 2015 (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 9, 2015)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document