Form 10-Q
period 2016-06-30
Strategic Realty Trust, Inc.
filed 2016-08-12
CIK 1446371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________________________

FORM 10-Q

_________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-54376

 _________________________________

STRATEGIC REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

_________________________________

Maryland	90-0413866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

400 South El Camino Real, Suite 1100 San Mateo, California, 94402	(650) 343-9300
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, Including Area Code)

_________________________________

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

As of August 8, 2016, there were 11,008,668 shares of the Registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC.

PART I

FINANCIAL INFORMATION

The accompanying unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2016, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015, as filed with the SEC on March 30, 2016 (the “2015 Annual Report on Form 10-K”). The condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share amounts)

(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Investments in real estate
Land	$17,715	$15,981
Building and improvements	60,237	56,158
Tenant improvements	3,593	3,676
	81,545	75,815
Accumulated depreciation	(11,250)	(10,068)
Investments in real estate, net	70,295	65,747
Properties under development and development costs
Land	25,851	—
Buildings	609	—
Development costs	2,012	—
Properties under development and development costs	28,472	—
Cash and cash equivalents	3,265	8,793
Restricted cash	5,869	2,693
Prepaid expenses and other assets, net	1,015	731
Tenant receivables, net	1,218	1,664
Investments in unconsolidated joint ventures	6,469	6,902
Lease intangibles, net	4,265	4,290
Assets held for sale	—	9,769
Deferred financing costs, net	439	579
TOTAL ASSETS	$121,307	$101,168
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$63,071	$34,052
Accounts payable and accrued expenses	1,119	1,486
Amounts due to affiliates	75	49
Other liabilities	1,502	1,479
Liabilities related to assets held for sale	—	6,909
Below market lease intangibles, net	3,601	3,303
Deferred gain on sale of properties to unconsolidated joint venture	1,227	1,225
TOTAL LIABILITIES	70,595	48,503
Commitments and contingencies (Note 13)
EQUITY
Stockholders' equity
Preferred stock, $0.01 par value; 50,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 11,008,668 and 11,037,948 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	111	111
Additional paid-in capital	96,480	96,684
Accumulated deficit	(47,758)	(46,124)
Total stockholders' equity	48,833	50,671
Non-controlling interests	1,879	1,994
TOTAL EQUITY	50,712	52,665
TOTAL LIABILITIES AND EQUITY	$121,307	$101,168

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except shares and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Rental and reimbursements	$2,482	$3,921	$5,190	$8,725

Expense:
Operating and maintenance	893	1,370	1,838	3,147
General and administrative	586	760	1,068	1,525
Depreciation and amortization	851	1,162	1,721	3,030
Transaction expense	276	—	280	—
Interest expense	510	1,354	1,110	3,048
	3,116	4,646	6,017	10,750
Operating loss	(634)	(725)	(827)	(2,025)

Other income (loss):
Equity in income of unconsolidated joint ventures	276	239	302	110
Gain on disposal of real estate	605	99	614	4,882
Gain (loss) on extinguishment of debt	(965)	33	(966)	(200)
Income (loss) before income taxes	(718)	(354)	(877)	2,767
Income taxes	(228)	(80)	(134)	(79)
Net income (loss)	(946)	(434)	(1,011)	2,688
Net income (loss) attributable to non-controlling interests	(35)	(15)	(37)	246
Net income (loss) attributable to common stockholders	$(911)	$(419)	$(974)	$2,442

Earnings (loss) per common share - basic and diluted	$(0.08)	$(0.04)	$(0.09)	$0.22

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	11,008,017	10,967,917	11,022,603	10,968,769

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(in thousands, except shares)

(unaudited)

					Total
	Number of		Additional	Accumulated	Stockholders'	Non-controlling	Total
	Shares	Par Value	Paid-in Capital	Deficit	Equity	Interests	Equity
BALANCE — December 31, 2015	11,037,948	$111	$96,684	$(46,124)	$50,671	$1,994	$52,665
Conversion of OP units to common shares	9,588	—	52	—	52	(52)	—
Redemption of common shares	(38,868)	—	(256)	—	(256)	—	(256)
Quarterly distributions	—	—	—	(660)	(660)	(26)	(686)
Net loss	—	—	—	(974)	(974)	(37)	(1,011)
BALANCE — June 30, 2016	11,008,668	$111	$96,480	$(47,758)	$48,833	$1,879	$50,712

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$(1,011)	$2,688
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net gain on disposal of real estate	(614)	(4,882)
Loss on extinguishment of debt	966	200
Equity in (income) loss of unconsolidated joint ventures	(302)	(110)
Straight-line rent	(42)	(51)
Amortization of deferred costs and notes payable premium/discount	510	287
Depreciation and amortization	1,721	3,030
Amortization of above and below-market leases	(92)	(75)
Bad debt expense	24	25
Interest income on note receivable	—	(152)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(284)	(167)
Tenant receivables	465	261
Accounts payable and accrued expenses	(367)	(700)
Amounts due to affiliates	26	72
Other liabilities	7	273
Net change in restricted cash for operational expenditures	(163)	(872)
Net cash provided by (used in) operating activities	844	(173)

Cash flows from investing activities:
Net proceeds from the sale of real estate	8,737	53,058
Acquisition of real estate	(5,630)	—
Investment in properties under development and costs of development	(28,472)	—
Improvements, capital expenditures, and leasing costs	(203)	(587)
Investments in unconsolidated joint ventures	—	(4,555)
Issuance of note receivable	—	(7,000)
Distributions from unconsolidated joint ventures	735	—
Net change in restricted cash from investments in consolidated variable interest entities	(3,458)	—
Net change in restricted cash for capital expenditures	445	693
Net cash provided by (used in) investing activities	(27,846)	41,609

Cash flows from financing activities:
Redemption of member interests	—	(2,102)
Redemption of common shares	(256)	(554)
Quartertly distributions	(686)	(1,426)
Proceeds from notes payable	32,700	—
Repayment of notes payable	(8,680)	(36,984)
Payment of penalties associated with early repayment of notes payable	(839)	—
Payment of loan fees and financing costs	(765)	—
Net cash provided by (used in) financing activities	21,474	(41,066)

Net increase (decrease) in cash and cash equivalents	(5,528)	370
Cash and cash equivalents – beginning of period	8,793	3,211
Cash and cash equivalents – end of period	$3,265	$3,581

Supplemental disclosure of non-cash investing and financing activities:
Distributions declared but not paid	$—	$680
Cash paid for interest, net of amounts capitalized	717	3,619

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

Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. Currently, the Company is externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed in August 2014, August 2015 and August 2016. The current term of the Advisory Agreement terminates on August 10, 2017. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.

Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the initial public offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of June 30, 2016 and December 31, 2015, the Company owned 96.3% and 96.2%, respectively, of the limited partnership interest in the OP.

The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses, interest on outstanding indebtedness, the payment of distributions to stockholders, and investments in unconsolidated joint ventures as well as development of properties. Substantially all of the proceeds of the completed Offering have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of interest, for payment of various fees and expenses, such as acquisition fees and management fees, and for payment of distributions to stockholders. The Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to the Company from any sale of equity that it may conduct in the future.

The Company invests in and manages a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. The Company has invested directly, and indirectly through joint ventures, in a portfolio of income-producing retail properties located throughout the United States, with a focus on grocery anchored multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. During the first quarter of 2016, the Company invested, through joint ventures, in two significant retail projects under development.

As of June 30, 2016, in addition to the development projects, the Company’s portfolio of properties was comprised of 10 properties with approximately 694,000 rentable square feet of retail space located in 6 states. As of June 30, 2016, the rentable space at the Company’s retail properties was 89% leased.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (“the SEC”), including the instructions to Form 10-Q and Regulation S-X.

The unaudited condensed consolidated financial statements include the accounts of the Company, the OP, their direct and indirect owned subsidiaries, and the accounts of joint ventures that are determined to be variable interest entities for which the Company is the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows have been included.

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2016, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 4, “Investments in Unconsolidated Joint Ventures” for additional information. As of June 30, 2016, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5, “Variable Interest Entities” for additional information.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Interest on projects is based on interest rates in place during the development period, and is capitalized until the project is ready for its intended use. The amount of interest capitalized during the six months ended June 30, 2016, was approximately $1.2 million.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period’s presentation. The reclassifications had no effect on the Company’s financial condition, results of operations, or cash flows.

As of June 30, 2016, in respect to the Company’s adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), the Company classified deferred financing costs, net of accumulated amortization, as a contra-liability to notes payable on the condensed consolidated balance sheet. ASU 2015-03 requires retrospective application, wherein the balance sheet of each period presented should be adjusted to reflect the effects of the new guidance. Accordingly, for comparative purposes herein, the Company reclassified the December 31, 2015 balance of $0.3 million of deferred financing costs, net of accumulated amortization, as a contra-liability to notes payable in the condensed consolidated balance sheet, and $0.1 million of deferred financing costs, net of accumulated amortization, as a contra-liability to liabilities held for sale on the condensed consolidated balance sheet.

Assets sold or held for sale and related liabilities have been reclassified on the condensed consolidated balance sheets.

Newly Adopted Accounting Pronouncements

The Company adopted ASU 2015-03 on a retrospective basis, effective with the quarter ended March 31, 2016. The amendments in ASU 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The adoption of ASU 2015-03 would change the presentation of debt issuance costs as the Company presents debt issuance costs as deferred financing costs, net on the accompanying condensed consolidated balance sheets. ASU 2015-03 does not address how debt issuance costs related to line-of-credit arrangements should be presented on the balance sheet or amortized. Given this absence of authoritative guidance within ASU 2015-03, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies that the SEC Staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Effective January 2016, the Company presents deferred financing costs, net, as a contra-liability in periods when there is an associated debt liability on the balance sheet, rather than as a deferred asset. If no associated debt liability is recorded on the balance sheet, deferred financing costs will be presented as a deferred asset. The adoption of ASU 2015-03 did not have a material impact on the Company’s condensed consolidated financial statements.

The Company adopted ASU 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustment (“ASU 2015-16”) effective with the quarter ended March 31, 2016. The amendments in ASU 2015-16 require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, the acquirer is required to record, in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by the line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance should be applied prospectively and early adoption is permitted. The adoption of ASU 2015-16 had no impact on the Company’s condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Recent Accounting Pronouncements

The FASB issued the following Accounting Standards Updates (“ASUs”) which could have potential impact to the Company’s consolidated financial statements:

In June 2016, the FASB issued ASU no. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset, measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Adjustments resulting from adopting ASU 2016-13 shall be applied through a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively defers the adoption of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may apply either a full retrospective or a modified retrospective approach to adopt this guidance. In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-09 and ASU No. 2016-12, which provide interpretive clarifications on the new guidance in Topic 606. The Company is currently evaluating the transition methods and the impact of the guidance on its condensed consolidated financial statements.

3. REAL ESTATE INVESTMENTS

Acquisition of Properties

On June 14, 2016, the Company, through an indirect subsidiary, purchased a 100% ownership interest in two retail properties located in San Francisco, California (the “San Francisco Properties”) from each of Octavia Gateway Holdings, LLC and Grove Street Hayes Valley, LLC, each a Delaware limited liability company and each a subsidiary of DDG Partners LLC. The sellers were not affiliated with the Company or the Advisor. The San Francisco Properties encompass four retail condominiums with an aggregate of 5,640 square feet of retail space. The aggregate purchase price of the San Francisco Properties was approximately $5.6 million subject to customary closing costs and proration adjustments. The Company funded the purchase price using borrowings under the Amended and Restated Credit Facility (“KeyBank credit facility”). Refer to Note 8. “Notes Payable, Net” for details.

In conjunction with the acquisition of the San Francisco Properties, on May 4, 2016, the Company, through an indirect subsidiary, entered into a purchase agreement to acquire a retail property from Hayes Street Hayes Valley LLC, a Delaware limited liability company and a subsidiary of DDG Partners LLC. The seller was not affiliated with the Company or its external advisor. The purchase of this retail property is expected to close later in 2016.

The following table summarizes the estimated fair values of the acquired tangible and intangible assets and assumed liabilities as of the acquisition date (amounts in thousands):

Property	Buildings and Improvements	Land	Lease Intangibles	Below-Market Lease Liabilities	Estimated Fair Value of Net Assets Acquired
8 Octavia	$1,969	$734	$143	$(106)	$2,740
400 Grove	2,111	1,000	110	(331)	2,890
	$4,080	$1,734	$253	$(437)	$5,630

The initial accounting for the business combinations is incomplete with respect to the values assigned to tangible and intangible assets acquired and liabilities assumed as the Company did not have sufficient time to finalize these respective valuations and, accordingly, amounts are subject to change within the purchase price allocation period. The Company expects to finalize the allocation of purchase consideration as soon as practicable and no later than one year from the acquisition date.

Lease intangibles and below-market lease liabilities generally relate to commercial leases. As of June 30, 2016, the remaining weighted-average amortization period of lease intangibles and below-market lease liabilities was 14.0 years and 14.2 years, respectively.

For the three and six months ended June 30, 2016, the Company incurred $0.2 million of acquisition-related costs in connection with the acquisition of the San Francisco Properties. These costs are included in transaction expenses in the condensed consolidated statements of operations.

2016 Sale of Properties

On April 4, 2016, the Company consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, a portion of which was used to pay off the related $5.3 million mortgage loan and $3 million of which was used to pay down the line of credit under its KeyBank credit facility. The sale of the property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and its results of operations were not reported as discontinued operations on the Company’s condensed consolidated financial statements. The disposition of Bloomingdale Hills resulted in a gain of $0.6 million, which was included on the Company’s condensed consolidated statement of operations. The Company’s condensed consolidated statements of operations include net operating income of approximately $25,000 for the three months ended June 30, 2016, and a net operating loss of $73,000 for the six months ended June 30, 2016, relating to the results of operations of Bloomingdale Hills. Results of operations of Bloomingdale Hills for the three and six months ended June 30, 2015, were not material.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

2015 Sale of Properties

On March 11, 2015, the Company sold the following three properties for the aggregate gross sales price of $53.6 million (amounts in thousands):

Property	Location	Acquisition Date	Gross Sales Price	Original Purchase Price (1)
Osceola Village	Kissimmee, Florida	10/11/2011	$22,000	$21,800	(2)
Constitution Trail	Normal, Illinois	10/21/2011	23,100	18,000
Aurora Commons	Aurora, Ohio	3/20/2012	8,500	7,000
Total			$53,600	$46,800

(1)	The original purchase price amounts do not include acquisition fees.

(2)	The original purchase price for Osceola Village included an additional pad which was sold for approximately $0.9 million prior to this transaction.

The sale of the three properties did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and, as a result, was not included in discontinued operations for the six months ended June 30, 2015. The Company’s condensed consolidated statements of operations include net operating losses of approximately $16,000 and $0.3 million, respectively, for the three and six months ended June 30, 2015, relating to the results of operations for the three sold properties.

The sale of Osceola Village, Constitution Trail and Aurora Commons (the “SGO Properties”) was completed in connection with the formation of the SGO Joint Venture. The three properties were sold to the SGO Joint Venture, and the closing of the sale was conditioned on the Company receiving a 19% membership interest in the SGO Joint Venture. In exchange for this 19% membership interest, the Company contributed $4.5 million to the SGO Joint Venture, which amount was credited against the Company’s proceeds from the sale of the three properties to the SGO Joint Venture. Of the net sales proceeds from the sale of the aforementioned properties, $36.4 million was used by the Company to retire the debt associated with the sold properties. Since the sale of the SGO Properties does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, their results of operations were not reported as discontinued operations on the Company’s financial statements.

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

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

The following table summarizes the Company’s investments in unconsolidated joint ventures as of June 30, 2016, and December 31, 2015 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$3,852	$4,098
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	2,617	2,804
Total				$6,469	$6,902

The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of June 30, 2016, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.

5. VARIABLE INTEREST ENTITIES

The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) a joint venture with the Gelson’s Joint Venture and the Wilshire Joint Venture (both as defined below). The Company has consolidated the accounts of these variable interest entities. For further information, refer to Note 2. “Summary of Significant Accounting Policies,” under “Principles of Consolidation and Basis of Presentation.”

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Gelson’s Joint Venture

On January 7, 2016, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of Sunset & Gardner Investors, LLC (the “Gelson’s Joint Venture Agreement”) to form a joint venture (the” Gelson’s Joint Venture”) with Sunset & Gardner LA, LLC (“S&G LA” and together with the Company the “Gelson’s Members”), a subsidiary of Cadence Capital Investments, LLC (“Cadence”). Cadence is a real estate development and investment firm focused on commercial properties. They offer high-quality, market-driven developments, and have expertise in market planning and site selection build-to-suit and small center developments, redevelopment and repositioning of existing properties.

The Gelson’s Joint Venture Agreement provides for the ownership and operation of certain real property by the Gelson’s Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest. In exchange for ownership in the Gelson’s Joint Venture, the Company has agreed to contribute cash in an amount up to $7 million in initial capital contributions and $0.7 million in subsequent capital contributions to the Gelson’s Joint Venture. S&G LA contributed its rights to acquire the real property, its interest under a 20 year lease with Gelson’s Markets (the “Gelson’s Lease”) and agreed to provide certain management and development services.

On January 28, 2016, the Gelson’s Joint Venture used the capital contributions of the Company, together with the proceeds of a loan from Buchanan Mortgage Holdings, LLC in the amount of $10.7 million, to purchase property located at the corner of Sunset Boulevard and Gardner in Hollywood, California for a build to suit grocery store for Gelson’s Markets (the “Gelson’s Property”) from a third party seller, for a total purchase price of approximately $13.0 million. The Gelson’s Joint Venture intends to proceed with obtaining all required governmental approvals and entitlements to replace the existing improvements on the property with a build-to-suit grocery store for Gelson’s Markets with an expected size of approximately 38,000 square feet. Gelson’s Markets was founded in 1951 and is recognized as one of the nation’s premier supermarket chains. Gelson’s Markets currently has 24 locations throughout Southern California.

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

3032 Wilshire Joint Venture

On December 21, 2015, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of 3032 Wilshire Investors, LLC (the “Wilshire Joint Venture Agreement”) to form a joint venture (the “Wilshire Joint Venture”) with 3032 Wilshire SM, LLC, a subsidiary of Cadence (together with the Company, the “Wilshire Members”).

On December 14, 2015 and January 5, 2016, the Company paid deposits in the amounts of $0.5 million and $0.1 million, respectively, toward the acquisition of certain property located at 3032 Wilshire Boulevard and 1210 Berkeley Street in Santa Monica, California (the “Wilshire Property”). The Wilshire Joint Venture intends to redevelop, reposition and re-lease the Wilshire Property. On March 7, 2016, the Company contributed $5.7 million to the Wilshire Joint Venture. The Wilshire Joint Venture Agreement provides for the ownership and operation of certain real property by the Wilshire Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest.

On March 8, 2016, the Wilshire Joint Venture used the deposits and capital contribution of the Company, together with the proceeds of a loan from Buchanan Mortgage Holdings, LLC in the amount of $8.5 million, to acquire the Wilshire Property from a third party seller, for a total purchase price of $13.5 million. The Wilshire Joint Venture intends to reposition and re-lease the existing improvements on the property.

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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following reflects the assets and liabilities of the Gelson’s Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of June 30, 2016 (amounts in thousands):

June 30, 2016
ASSETS
Properties under development and development costs:
Land	$25,851
Building	609
Development costs	2,012
Properties under development and development costs	28,472
Restricted cash	2,867
Cash and cash equivalents	340
Prepaid expenses and other assets, net	22
Tenant receivables, net	25
TOTAL ASSETS (1)	$31,726

LIABILITIES
Notes payable, net (2)	$18,748
Accounts payable and accrued expenses	360
Amounts due to affiliates	283
Other liabilities	40
TOTAL LIABILITIES	$19,431

(1)	The assets of the Gelson’s Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)	Includes reclassification of $0.5 million of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

6. FUTURE MINIMUM RENTAL INCOME

Operating Leases

The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2016, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 20 years with a weighted-average remaining term (excluding options to extend) of 5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.2 million as of June 30, 2016 and December 31, 2015, respectively.

As of June 30, 2016, the future minimum rental income from the Company’s properties under non-cancelable operating leases, excluding properties held for sale, was as follows (amounts in thousands):

Remainder of 2016	$3,711
2017	7,036
2018	6,074
2019	5,471
2020	4,543
Thereafter	11,815
Total	$38,650

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES

As of June 30, 2016 and December 31, 2015, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Cost	$8,191	$8,089	$(4,783)	$(4,463)
Accumulated amortization	(3,926)	(3,799)	1,182	1,160
Total	$4,265	$4,290	$(3,601)	$(3,303)

The Company’s amortization of lease intangibles and below-market lease liabilities for the three and six months ended June 30, 2016 and 2015, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Amortization	$(235)	$(357)	$67	$95

	Lease Intangibles		Below-Market Lease Liabilities
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Amortization	$(486)	$(950)	$139	$212

8. NOTES PAYABLE, NET

As of June 30, 2016 and December 31, 2015, the Company’s notes payable, consisted of the following (amounts in thousands):

	Principal Balance		Interest Rates At
	June 30, 2016	December 31, 2015	June 30, 2016
KeyBank credit facility (1)	$10,500	$—	2.95%
Secured term loans	24,492	24,701	5.10%
Mortgage loans	9,614	9,690	5.63%
Mortgage loans secured by properties under development (2)	19,200	—	9.5% - 10.0%
Deferred financing costs, net (3)	(735)	(339)	n/a
	$63,071	$34,052

(1)	The KeyBank credit facility is a revolving credit facility with an initial maximum aggregate commitment of $30.0 million (the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, the Company may request that the Facility Amount be increased to a maximum of $60.0 million. The KeyBank credit facility matures on August 4, 2017. Each loan made pursuant to the Key Bank credit facility will be either a LIBOR rate loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay KeyBank an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum, if the usage under the KeyBank credit facility is greater than 50% of the Facility Amount. The Company is providing a guaranty of all of its obligations under the KeyBank credit facility and all other loan documents in connection with the KeyBank credit facility. As of June 30, 2016, the KeyBank credit facility was secured by Pinehurst Square, Topaz Marketplace, 8 Octavia and 400 Grove. For information regarding recent draws under the Key Bank credit facility, see “– Recent Financing Transactions - KeyBank Credit Facility.”

(2)	Comprised of $10.7 million and $8.5 million associated with the Company’s investment in the Gelson’s Joint Venture and the Wilshire Joint Venture, respectively.

(3)	Reclassification of deferred financing costs, net of accumulated depreciation, as a contra-liability in accordance with ASU 2015-03.

During the three and six months ended June 30, 2016, the Company incurred and expensed approximately $0.5 million and approximately $1.1 million, respectively, of interest costs, which included the amortization and write-off of deferred financing costs of approximately $0.1 million and approximately $0.2 million, respectively. During the three and six months ended June 30, 2015, the Company incurred and expensed approximately $1.4 million and approximately $3.0 million, respectively, of interest costs, which included the amortization and write-off of deferred financing costs of approximately $0.1 million and approximately $0.3 million, respectively. Also during the three and six months ended June 30, 2016, the Company incurred and capitalized approximately $0.9 million and approximately $1.2 million, respectively, of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of approximately $0.2 million and approximately $0.3 million, respectively.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

As of June 30, 2016 and December 31, 2015, interest expense payable was approximately $0.3 million and approximately $0.2 million, respectively, including an amount related to the variable interest entities of approximately $0.2 million as of June 30, 2016.

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of June 30, 2016 (amounts in thousands):

Remainder of 2016	$293
2017	39,685
2018	473
2019	23,355
Total (1)	$63,806

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.7 million deferred financing costs, net.

Recent Financing Transactions

KeyBank Credit Facility

On March 7, 2016, the Company drew $6.0 million under the Key Bank credit facility and used the proceeds to invest in the Wilshire Joint Venture (as defined in Note 5. “Variable Interest Entities” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q).

On June 9, 2016, the Company drew $7.5 million under the Key Bank credit facility and used the majority of the proceeds to acquire 8 Octavia and 400 Grove from Octavia Gateway Holdings, LLC and Grove Street Hayes Valley, LLC, respectively. Refer to Note 3 “Real Estate Investments” for additional information.

Mortgage Loans Secured by Properties Under Development

In connection with the Company’s investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property (as defined in Note 5. “Variable Interest Entities” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q), the Company has consolidated borrowings of $8.5 million (the “Wilshire Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and 3032 Wilshire Investors, LLC (as the borrower). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan matures on March 7, 2017, with an option for an additional six-month period, subject to certain conditions as stated in the loan agreement. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.

In connection with the Company’s investment in the Gelson’s Joint Venture (as defined in Note 5. “Variable Interest Entities” to be condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q) and the acquisition of the Gelson’s Property (defined in Note 5. “Variable Interest Entities” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q), the Company has consolidated borrowings of $10.7 million (the “Gelson’s Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and Sunset and Gardner Investors, LLC (as the borrower). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan matures on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.

9. FAIR VALUE DISCLOSURES

Certain financial assets and liabilities are measured at fair value on a recurring basis. The Company determines fair value using the following hierarchy:

•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

•	Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

•	Level 3 - prices or valuation techniques where little or no market data is available for inputs that are significant to the fair value measurement.

The Company believes the total carrying values reflected on its condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and amounts due to affiliates reasonably approximate their fair values due to their short-term nature.

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

The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	Carrying Value (1)		Fair Value (2)
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Notes Payable	$63,071	$34,052	$64,317	$34,760

(1)	The carrying value of the Company’s notes payable represents the outstanding principal as of June 30, 2016, and December 31, 2015. The carrying values and fair values of the notes payable include the reclassification of deferred financing costs, net, of approximately $0.7 million and approximately $0.3 million, as a contra-liability, as of June 30, 2016 and December 31, 2015, respectively.

(2)	The estimated fair value of the notes payable is based upon the indicative market prices of the Company’s notes payable based on prevailing market interest rates.

10. EQUITY

Share Redemption Program

On April 1, 2015, the Company’s board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “Amended and Restated SRP”). Under the Amended and Restated SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase by the Company. The number of shares to be redeemed is limited to the lesser of (i) a total of $2.0 million for redemptions sought upon a stockholder’s death and a total of $1.0 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the number of shares of the Company’s common stock outstanding during the prior calendar year. Share repurchases pursuant to the share redemption program are made at the sole discretion of the Company. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the Amended and Restated SRP.

The redemption price for shares that are redeemed is 100% of the Company’s most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or disability, unless such death or disability occurred between January 15, 2013 and April 1, 2015, when the share redemption program was suspended. Redemption requests due to the death or disability of a Company stockholder that occurred during such time period, must be submitted within one year after the adoption of the Amended and Restated SRP.

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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

During the three and six months ended June 30, 2016, the Company redeemed 8,147 shares and 38,868 shares of common stock, respectively, for $54,000 and for approximately $0.3 million under the SRP. During the three and six months ended June 30, 2015, the Company redeemed 77,916 shares of common stock for approximately $0.6 million. Cumulatively, through June 30, 2016, the Company has redeemed 404,771 shares sold in its initial public offering for $3.3 million.

Quarterly Distributions

In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

Under the terms of the Key Bank credit facility, the Company may pay distributions to its investors so long as the total amount paid does not exceed 100% of the cumulative Adjusted Funds From Operations provided, however, that the Company is not restricted from making any distributions necessary in order to maintain its status as a REIT. The Company’s board of directors evaluates the Company’s ability to make quarterly distributions based on the Company’s operational cash needs.

The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the six months ended June 30, 2016, and the year ended December 31, 2015. Distributions to its common stockholders and common unit holders for the three months ended June 30, 2016 were declared subsequent to June 30, 2016, as described in Note 14. “Subsequent Events” (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06	$658	$26	$684
Second Quarter 2015	6/30/2015	7/30/2015	0.06	654	26	680
Third Quarter 2015	9/30/2015	10/31/2015	0.06	654	26	680
Fourth Quarter 2015	12/31/2015	1/30/2016	0.06	661	25	686
Total				$2,627	$103	$2,730

11. EARNINGS PER SHARE

Earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There is no unvested stock as of June 30, 2016. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except shares and per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator - basic and diluted
Net income (loss)	$(946)	$(434)	$(1,011)	$2,688
Net income (loss) attributable to non-controlling interests	(35)	(15)	(37)	246
Net income (loss) attributable to common shares	$(911)	$(419)	$(974)	$2,442
Denominator - basic and diluted
Basic weighted average common shares	11,008,017	10,967,917	11,022,603	10,968,769
Effect of dilutive securities	—	—	—	—
Common Units (1)	—	—	—	—
Diluted weighted average common shares	11,008,017	10,967,917	11,022,603	10,968,769
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$(0.08)	$(0.04)	$(0.09)	$0.22

(1)	The effect of 422,308 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.

12. RELATED PARTY TRANSACTIONS

On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor. On August 10, 2016, the Advisory Agreement with the Advisor was renewed for an additional twelve months, beginning on August 10, 2016. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services.

On July 9, 2013, SRT Manager, an affiliate of the Advisor, acquired an initial 12% membership interest in SRT Holdings, the Company’s wholly-owned subsidiary. Following the Constitution Transaction on August 4, 2014 (refer to Note 8. “Notes Payable, Net”), SRT Manager’s membership interests in SRT Holdings decreased to 8.33%. In March 2015, SRT Holdings paid SRT Manager $2.1 million in full redemption of SRT Manager’s 8.33% membership interest in SRT Holdings.

On March 11, 2015, the Company, through a wholly-owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisitions Venture, LLC to form the SGO Joint Venture. On September 30, 2015, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of SGO MN Retail Acquisitions Venture, LLC to form the SGO MN Joint Venture. For additional information regarding the SGO Joint Venture and the SGO MN Joint Venture, refer to Note 4. “Investments in Unconsolidated Joint Ventures.”

Summary of Related Party Fees

Summarized separately below are the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

Advisor Fees

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Expensed	2016	2015	2016	2015	2016	2015
Acquisition fees	$56	$—	$58	$—	$—	$—
Asset management fees	230	210	447	530	71	19
Reimbursement of operating expenses	48	—	98	—	4	27
Property management fees	97	150	221	351	—	3
Disposition fees	115	—	115	525	—	—
Guaranty fees (1)	—	—	—	1	—	—
Total	$546	$360	$939	$1,407	$75	$49

Capitalized
Acquisition fees	$—	$—	$273	$—	$—	$—
Leasing fees	92	39	103	66	—	—
Legal leasing fees	21	18	33	56	—	—
Construction management fees	—	10	1	15	—	—
Financing fees	—	—	—	32	—	—
Total	$113	$67	$410	$169	$—	$—

(1)	Guaranty fees were paid by the Company to its prior advisor, TNP Strategic Retail Advisor, LLC.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

Acquisition Fee

Under the Advisory Agreement, the Advisor is entitled to receive an acquisition fee equal to 1% of (1) the cost of each investment acquired directly by the Company or (2) the Company’s allocable cost of an investment acquired pursuant to a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. An acquisition fee is capitalized by the Company when the related transaction does not qualify as a business combination; otherwise an acquisition fee is expensed.

Origination Fee

Under the Advisory Agreement, the Advisor is entitled to receive an origination fee equal to 1% of the amount funded by the Company to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. The Company will not pay an origination fee to the Advisor with respect to any transaction pursuant to which it is required to pay the Advisor an acquisition fee.

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

Asset Management Fee

Under the Advisory Agreement, the Advisor is entitled to receive an asset management fee equal to a monthly fee of one-twelfth (1/12th) of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non-cash reserves and depreciation) of all investments the Company owns, including any debt attributable to such investments; or (2) the fair market value of the Company’s investments (before non-cash reserves and depreciation) if the board of directors has authorized the estimate of a fair market value of the Company’s investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year.

Reimbursement of Operating Expenses

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s total operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeded the greater of (1) 2% of its average invested assets (as defined in the Company’s Articles of Amendment and Restatement (the “Charter”)); or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Guideline”). The Advisor is required to reimburse the Company quarterly for any amounts by which total operating expenses exceed the 2%/25% Guideline in the previous expense year that the independent directors do not approve. The Company will not reimburse the Advisor for any of its personnel costs or other overhead costs except for customary reimbursements for personnel costs under property management agreements entered into between the OP and the Advisor or its affiliates. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Guideline if a majority of the independent directors determine that such excess expenses are justified based on unusual and non-recurring factors.

For the three and six months ended June 30, 2016 and 2015, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.

Property Management Fee

Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive property management fees calculated at a maximum of up to 4% of the properties’ gross revenue. The property management agreements with Glenborough have been renewed for an additional twelve months, beginning on August 10, 2016.

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

Guaranty Fees

In connection with certain acquisition financings, the Company’s former chairman and former co-chief executive officer and/or Thompson National Properties, LLC had executed certain guaranty agreements to the respective lenders. As consideration for such guaranty, the Company entered into a reimbursement and fee agreement to provide for an upfront payment and an annual guaranty fee payment for the duration of the guarantee period. In March 2015, the Company retired the outstanding notes payable related to Osceola Village resulting in the expiration of the remaining guaranty agreement.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

(unaudited)

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

Related-Party Fees Paid by the Unconsolidated Joint Ventures

The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. The SGO Joint Venture and the SGO MN Joint Venture recognized related-party fees and reimbursements of $0.1 million and $0.3 million, respectively for the three months ended June 30, 2016, and approximately $0.3 million and $0.5 million, respectively, for the six months ended June 30, 2016. The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.

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

Environmental

As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its consolidated financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.

14. SUBSEQUENT EVENTS

Second Quarter Distribution

On July 6, 2016, the Company declared a second quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of July 7, 2016, totaling approximately $0.7 million. The distribution was paid on July 29, 2016.

Acquisitions

On July 25, 2016, the Company drew $4.7 million under the KeyBank credit facility to fund the acquisition of a retail property located in San Francisco, California (the “Fulton Street Shops”). The acquisition of the Fulton Street Shops closed on July 27, 2016. The seller is not affiliated with the Company or the Advisor. The Fulton Street Shops is comprised of five high-quality street retail condominiums with an aggregate of 3,759 square feet of retail space. The aggregate purchase price of the Fulton Street Shops was approximately $4.6 million subject to customary closing costs and proration adjustments. The Company is in the process of concluding on its accounting for this acquisition, but anticipates that the purchase price of this acquisition will be allocated to land, building and other identifiable intangible assets and liabilities, and that the fair value of the acquired net assets will approximate the fair value of the consideration transferred.

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

Overview

We are a Maryland corporation that was formed on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. During the first quarter of 2016, we also invested, through joint ventures, in two significant retail projects under development. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2009, and we intend to operate in such a manner. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership.

Since our inception, our business has been managed by an external advisor. We no longer have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed in August 2014, August 2015 and August 2016. The current term of the Advisory Agreement terminates on August 10, 2017. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.

Property Portfolio

As of June 30, 2016, our property portfolio included 10 retail properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of 693,648 square feet of single- and multi-tenant, commercial retail space located in 6 states. We purchased our properties for an aggregate purchase price of approximately $93.3 million. As of June 30, 2016 and December 31, 2015, there was approximately $34.1 million and approximately $39.8 million of indebtedness on our properties, respectively. As of June 30, 2016 and December 31, 2015, approximately 89% and 90% of our portfolio was leased (based on rentable square footage), respectively, with weighted-average remaining lease terms of approximately 5 years as of both period ends.

(dollars in thousands)		Rentable Square	Percent	Effective Rent (3)	Anchor	Date	Original Purchase
Property Name	Location	Feet (1)	Leased (2)	(Sq. Foot)	Tenant	Acquired	Price (4)	Debt (5)

Real Estate Investments
Pinehurst Square	Bismarck, ND	114,102	96%	$14.39	TJ Maxx	5/26/11	$15,000	$—
Cochran Bypass	Chester, SC	45,817	100%	5.11	Bi-Lo	7/14/11	2,585	1,499
Topaz Marketplace	Hesperia, CA	50,699	62%	24.33	n/a	9/23/11	13,500	—
Morningside Marketplace	Fontana, CA	76,923	96%	15.46	Ralphs	1/9/12	18,050	8,556
Woodland West Marketplace	Arlington, TX	175,258	70%	9.54	Randall's	2/3/12	13,950	9,614
Ensenada Square	Arlington, TX	62,628	100%	7.33	Kroger	2/27/12	5,025	2,967
Shops at Turkey Creek	Knoxville, TN	16,324	100%	27.33	n/a	3/12/12	4,300	2,685
Florissant Marketplace	Florissant, MO	146,257	100%	9.83	Schnuck's	5/16/12	15,250	8,784
400 Grove Street	San Francisco, CA	2,000	100%	60.00	n/a	6/14/16	2,890	—
8 Octavia Street	San Francisco, CA	3,640	100%	26.15	n/a	6/14/16	2,740	—
		693,648					$93,290	$34,105

(1)	Square feet include improvements made on ground leases at the property.
(2)	Percentage is based on leased rentable square feet of each property as of June 30, 2016.
(3)	Effective rent per square foot is calculated by dividing the annualized June 2016 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.
(4)	The purchase price for Pinehurst Square and Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.
(5)	Debt represents the outstanding balance as of June 30, 2016, and excludes reclassification of approximately $0.3 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 8. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As of June 30, 2016, the KeyBank credit facility principal balance of $10.5 million was secured by Pinehurst Square, Topaz Marketplace, 8 Octavia and 400 Grove. For information regarding recent draws under the Key Bank credit facility, see “– Recent Financing Transactions - KeyBank Credit Facility.”

Properties Under Development

As of June 30, 2016, we had 2 properties under development. The properties are identified in the following table (amounts in thousands):

		Estimated
	Estimated	Expected
Properties Under Development	Completion Date	Square Feet	Debt (1)
3032 Wilshire and 1210 Berkeley Street, Santa Monica, California	November, 2017	9,400	$8,500
Sunset Boulevard and Gardner, Hollywood, California	March, 2018	38,000	10,700
Total		47,400	$19,200

(1)	Debt excludes reclassification of approximately $0.5 million deferred financing costs, net, as a contra-liability.

Results of Operations

Comparison of the three and six months ended June 30, 2016, versus the three and six months ended June 30, 2015

The following table provides summary information about our results of operations for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
Rental revenue and reimbursements	$2,482	$3,921	$(1,439)	(36.7%)
Operating and maintenance expenses	893	1,370	(477)	(34.8%)
General and administrative expenses	586	760	(174)	(22.9%)
Depreciation and amortization expenses	851	1,162	(311)	(26.8%)
Transaction expense	276	—	276	100.0%
Interest expense	510	1,354	(844)	(62.3%)
Operating loss	(634)	(725)	91	(12.6%)
Other income (loss), net	(84)	371	(455)	(122.6%)
Income taxes	(228)	(80)	(148)	185.0%
Net loss	$(946)	$(434)	$(512)	118.0%

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
Rental revenue and reimbursements	$5,190	$8,725	$(3,535)	(40.5%)
Operating and maintenance expenses	1,838	3,147	(1,309)	(41.6%)
General and administrative expenses	1,068	1,525	(457)	(30.0%)
Depreciation and amortization expenses	1,721	3,030	(1,309)	(43.2%)
Transaction expense	280	—	280	100.0%
Interest expense	1,110	3,048	(1,938)	(63.6%)
Operating loss	(827)	(2,025)	1,198	(59.2%)
Other income (loss), net	(50)	4,792	(4,842)	(101.0%)
Income taxes	(134)	(79)	(55)	69.6%
Net income (loss)	$(1,011)	$2,688	$(3,699)	(137.6%)

Our results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of those expected in future periods.

Revenue

The decrease in revenue during the three months ended June 30, 2016 compared to the same period in 2015, was primarily due to the sale of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015 and Bloomingdale Hills in April 2016.

The decrease in revenue during the six months ended June 30, 2016, compared to the same period in 2015, was primarily due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, Northgate Plaza, Moreno Marketplace and Summit Point in October 2015 and Bloomingdale Hills in April 2016. The sale of the three properties in March 2015 was completed in connection with the formation of the SGO Joint Venture (as described in Note 4. “Investments in Unconsolidated Joint Ventures” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q).

Operating and maintenance expenses

The decrease in operating and maintenance expenses during the three months ended June 30, 2016, compared to the same period in 2015, was primarily due to the sale of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015 and Bloomingdale Hills in April 2016.

The decrease in operating and maintenance expenses during the six months ended June 30, 2016, compared to the same period in 2015, was primarily attributed to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015 and the sale of Bloomingdale Hills in April 2016.

General and administrative expenses

The decrease in general and administrative expenses during the three months ended June 30, 2016, compared to the same period in 2015 was primarily due to lower legal expenses of approximately $0.2 million with the resolution of the class action lawsuit in 2015.

The decrease in general and administrative expenses during the six months ended June 30, 2016, compared to the same period in 2015 was primarily due to a decrease in legal expenses of $0.3 million with the resolution of the class action lawsuit in 2015 as well as lower asset management fees in 2016 due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015, and the sale of Bloomingdale Hills in April 2016.

Depreciation and amortization expenses

The decrease in depreciation and amortization expenses during the three months ended June 30, 2016, compared to the same period in 2015 was attributed to the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015 and the sale of Bloomingdale Hills in April 2016.

The decrease in depreciation and amortization expenses during the six months ended June 30, 2016, compared to the same period in 2015 was attributed to the sales of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015 and the sale of Bloomingdale Hills in April 2016.

Transaction expense

The increase in transaction expenses during the three months ended June 30, 2016, compared to the same period in 2015 is primarily due to our acquisition fees for our investments in 400 Grove and 8 Octavia. Refer to Note 3. “Real Estate Investments” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

The increase in transaction expenses during the six months ended June 30, 2016, compared to the same period in 2015 is primarily due to acquisition fees for our investments in 400 Grove and 8 Octavia. Refer to Note 3. “Real Estate Investments” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

Interest expense

The decrease in interest expense during the three months ended June 30, 2016, compared to the same period in 2015 was primarily due to loan pay-offs using the proceeds from the sales of the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015, and the sale of Bloomingdale Hills in April 2016.

The decrease in interest expense during the six months ended June 30, 2016, compared to the same period in 2015 was primarily due to loan pay-offs using the proceeds from the sales of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015, and the sale of Bloomingdale Hills in April 2016.

Other income (loss), net

Other loss, net for the three months ended June 30, 2016, primarily consisted of approximately $1.0 million related to prepayment penalties on extinguishment of debt as well as the write-off of unamortized loan fees related to the sale of Bloomingdale Hills in April 2016. This was partially offset by the gain on sale of Bloomingdale Hills of approximately $0.6 million as well as the equity in income resulting from our investment in unconsolidated joint ventures. Other income, net for the three months ended June 30, 2015, primarily consisted of the equity in income resulting from our investment in unconsolidated joint ventures.

Other loss, net for the six months ended June 30, 2016, primarily consisted of approximately $1.0 million related to prepayment penalties on extinguishment of debt as well as the write-off of unamortized loan fees related to the sale of Bloomingdale Hills in April 2016. This was partially offset by the gain on sale of Bloomingdale Hills of approximately $0.6 million, as well as the equity in income resulting from our investment in unconsolidated joint ventures of approximately $0.3 million. Other income, net for the six months ended June 30, 2015, primarily consisted of the net gain and the write-off of unamortized loan fees recorded on the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, as well as the equity in income resulting from our investment in unconsolidated joint ventures.

Income taxes

We have elected to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code. A TRS is subject to federal and state income taxes. For the six months ended June 30, 2016, income tax provision primarily includes income taxes on our share of the gain from the sale of certain SGO MN Joint Venture properties. This is partially offset by the reversal of an over accrual of estimated alternative minimum state/federal taxes, which was accrued and included in expenses as of December 31, 2015. The over accrual was determined as a result of finalizing in 2016 the calculation of taxes owed for 2015.

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

During the six months ended June 30, 2016, we utilized the net proceeds from the fourth quarter 2015 disposition of our properties (remaining after paydown of debt) to invest in the Gelson’s Joint Venture and the Wilshire Joint Venture.

As of June 30, 2016, our cash and cash equivalents were approximately $3.3 million and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was approximately $5.9 million. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2016 and December 31, 2015, our borrowings were approximately 124.0% and 65.3%, respectively, of the carrying value of our net assets.

The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (amounts in thousands):

	Six Months Ended June 30,
	2016	2015	$ Change
Net cash provided by (used in):
Operating activities	$844	$(173)	$1,017
Investing activities	(27,846)	41,609	(69,455)
Financing activities	21,474	(41,066)	62,540
Net increase (decrease) in cash and cash equivalents	$(5,528)	$370

Cash Flows from Operating Activities

The increase in cash flows from operating activities was primarily due to larger net deposits to restricted cash in 2015 as compared to 2016.

Cash Flows from Investing Activities

The change in cash flows from investing activities was primarily due to our investments in the Wilshire and Gelson’s Joint Ventures during the first quarter of 2016, consisting of land and building under development and development costs, of approximately $28.5 million, as well as our acquisition of 400 Grove and 8 Octavia during the three months ended June 30, 2016, which consisted of land and buildings, totaling $5.6 million. Additionally, cash flows from investing activities during the six months ended June 30, 2015 consisted of proceeds of $53.1 million, before the pay down of debt, from the sale of Aurora Commons, Constitution Trail and Osceola Village.

Cash Flows from Financing Activities

The change in cash flows from financing activities was primarily due to loan proceeds during the six months ended June 30, 2016, of approximately $32.7 million in connection with our investments in the Wilshire and Gelson’s Joint Ventures and an additional draw under our Amended and Restated Credit Facility (“Key Bank credit facility”), compared to the pay down of debt in the amount of $37.0 million during the six months ended June 30, 2015 resulting from the sales of Aurora Commons, Constitution Trail and Osceola Village.

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

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, debt and sales of properties. Until the termination of our initial public offering on February 7, 2013, our cash needs for acquisitions were satisfied from the net proceeds of the public offering and from debt financings. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. Refer to Note 8. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the maturity dates and terms of our outstanding indebtedness.

Recent Financing Transactions

KeyBank Credit Facility

On March 7, 2016, we drew $6.0 million under the Key Bank credit facility and used the proceeds to invest in the Wilshire Joint Venture.

On June 9, 2016, we drew approximately $7.5 million under the Key Bank credit facility, the majority of which was used to fund the purchase of the San Francisco properties. Refer to Note 3. “Real Estate Investments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.

Mortgage Loans Secured by Properties Under Development

In connection with our investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, we have consolidated borrowings of $10.7 million (the “Gelson’s Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and Sunset and Gardner Investors, LLC (as the borrower). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly commencing on April 1, 2016. The loan matures on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. The loan is secured by, among other things, a lien on the Gelson’s development project and other collateral as defined in the loan agreement.

In connection with our investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, we have consolidated borrowings of $8.5 million (the “Wilshire Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and 3032 Wilshire Investors, LLC (as the borrower). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly commencing on April 1, 2016. The loan matures on March 7, 2017, with an option for an additional six-month period, subject to certain conditions as stated in the loan agreement. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.

Interim Financial Information

The financial information as of and for the period ended June 30, 2016, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and six months ended June 30, 2016. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K.

Guidelines on Total Operating Expenses

We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three and six months ended June 30, 2016, our total operating expenses did not exceed the 2%/25% Guidelines.

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

REIT Compliance

To qualify as a REIT for tax purposes, we are required to annually distribute at least 90% of our REIT taxable income, subject to certain adjustments, to our stockholders. We must also meet certain asset and income tests, as well as other requirements.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which our REIT qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders. In 2015, we made a special distribution to stockholders to preserve our REIT status based on underreporting of federal taxable income in 2011 (the “Special Distribution”).

Quarterly Distributions

As set forth above, in order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders.

Under the terms of the Key Bank credit facility, we may pay distributions to our stockholders so long as the total amount paid does not exceed certain thresholds specified in the Key Bank credit facility provided, however, that we are not restricted from making any distributions necessary in order to maintain our status as a REIT. Our board of directors will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.

Some or all of our distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.

The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the six months ended June 30, 2016, and the year ended December 31, 2015. Distributions to our common stockholders and common unit holders for the three months ended June 30, 2016 were declared subsequent to June 30, 2016 (amounts in thousands, except per share amounts).

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06	$658	$26	$684
Second Quarter 2015	6/30/2015	7/30/2015	0.06	654	26	680
Third Quarter 2015	9/30/2015	10/31/2015	0.06	654	26	680
Fourth Quarter 2015	12/31/2015	1/30/2016	0.06	661	25	686
Total				$2,627	$103	$2,730

Funds From Operations

Funds from operations (“FFO”) is a supplemental non-GAAP financial measure of a real estate company’s operating performance. The National Association of Real Estate Investment Trusts, or “NAREIT”, an industry trade group, has promulgated this supplemental performance measure and defines FFO as net income, computed in accordance with GAAP, plus real estate related depreciation and amortization and excluding extraordinary items and gains and losses on the sale of real estate, and after adjustments for unconsolidated joint ventures (adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO.) It is important to note that not only is FFO not equivalent to our net income or loss as determined under GAAP, it also does not represent cash flows from operating activities in accordance with GAAP.  FFO should not be considered an alternative to net income as an indication of our performance, nor is FFO necessarily indicative of cash flow as a measure of liquidity or our ability to fund cash needs, including the payment of distributions.

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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
FFO	2016	2015	2016	2015
Net income (loss) (1)	$(946)	$(434)	$(1,011)	$2,688
Adjustments (2):
Net income related to membership interest	—	(150)	—	(243)
Gain (loss) on disposal of assets	(605)	84	(614)	(4,601)
Adjustment to reflect FFO of unconsolidated joint ventures	(28)	125	176	143
Depreciation of real estate	638	819	1,282	2,164
Amortization of in-place leases and other intangibles	213	316	439	820
FFO attributable to common shares and Common Units	$(728)	$760	$272	$971

FFO per share/Common Unit	$(0.06)	$0.07	$0.02	$0.09

Weighted average common shares/units outstanding	11,438,859	11,399,813	11,477,703	11,400,665

(1)	Our Common Units have the right to convert a unit into common stock for a one-to-one conversion. Therefore, we are including the related non-controlling interest income/loss attributable to Common Units in the computation of FFO and including the Common Units together with weighted average shares outstanding for the computation of FFO per share and Common Unit.

(2)	Where applicable, adjustments exclude amounts attributable to membership interest.

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

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of June 30, 2016, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.

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

Subsequent Events

Second Quarter Distributions

On July 6, 2016, we declared a second quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of July 7, 2016, totaling approximately $0.7 million. The distribution was paid on July 29, 2016.

Acquisitions

On July 25, 2016, we drew $4.7 million under the KeyBank credit facility to fund the acquisition of a retail property located in San Francisco, California (the “Fulton Street Shops”). The acquisition of the Fulton Street Shops closed on July 27, 2016. The seller is not affiliated with us or the Advisor. The Fulton Street Shops is comprised of five high-quality street retail condominiums with an aggregate of 3,759 square feet of retail space. The aggregate purchase price of the Fulton Street Shops was approximately $4.6 million subject to customary closing costs and proration adjustments.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Omitted as permitted under rules applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Share Redemption Program

On April 1, 2015, our board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “Amended and Restated SRP”). Under the Amended and Restated SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase by us. The number of shares to be redeemed is limited to the lesser of (i) a total of $2.0 million for redemptions sought upon a stockholder’s death and a total of $1.0 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. Share repurchases pursuant to the share redemption program are made at our sole discretion. We reserve the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the Amended and Restated SRP.

The redemption price for shares that are redeemed is 100% of our most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or disability, unless such death or disability occurred between January 15, 2013 and April 1, 2015, when the share redemption program was suspended. Redemption requests due to the death or disability of a Company stockholder, that occurred during such time period, must be submitted within one year after the adoption of the Amended and Restated SRP.

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

During the six months ended June 30, 2016, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
January 2016	—	$—	—	$1,617,866
February 2016	—	—	—	1,617,866
March 2016	30,721	6.56	30,721	1,416,420
April 2016	—	—	—	1,416,420
May 2016	—	—	—	1,416,420
June 2016	8,147	6.55	8,147	1,363,049
Total	38,868		38,868

(1)	All of our purchases of equity securities during the six months ended June 30, 2016, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.

Cumulatively, through June 30, 2016, we have redeemed 404,771 shares of common stock sold in our initial public offering for approximately $3.3 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As of the three months ended June 30, 2016, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2016.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)
By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Agreement of Purchase and Sale and Joint Escrow Instructions between Octavia Gateway Holdings, LLC and SRT SF Retail, I, LLC, dated May 4, 2016	X

10.2	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions between Octavia Gateway Holdings, LLC and SRT SF Retail I, LLC, dated May 25, 2016	X

10.3	Agreement of Purchase and Sale and Joint Escrow Instructions between Grove Street Hayes Valley LLC and SRT SF Retail, I, LLC, dated May 4, 2016	X

10.4	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions between Grove Street Hayes Valley LLC and SRT SF Retail, I, LLC, dated May 25, 2016	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted April 1, 2015		8-K	4/9/2015

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X