Form 10-Q
period 2016-09-30
Strategic Realty Trust, Inc.
filed 2016-11-09
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54376
_________________________________
STRATEGIC REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)
_________________________________

Maryland	90-0413866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

66 Bovet Road, Suite 100 San Mateo, California, 94402	(650) 343-9300
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, Including Area Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of October 31, 2016, there were 10,975,614 shares of the Registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC.

PART I
FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2016, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015, as filed with the SEC on March 30, 2016 (the “2015 Annual Report on Form 10-K”). The condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Investments in real estate
Land	$18,904	$15,981
Building and improvements	63,063	56,158
Tenant improvements	3,611	3,676
	85,578	75,815
Accumulated depreciation	(11,931)	(10,068)
Investments in real estate, net	73,647	65,747
Properties under development and development costs
Land	25,851	—
Buildings	605	—
Development costs	3,030	—
Properties under development and development costs	29,486	—
Cash and cash equivalents	3,893	8,793
Restricted cash	5,724	2,693
Prepaid expenses and other assets, net	1,021	731
Tenant receivables, net	1,282	1,664
Investments in unconsolidated joint ventures	5,997	6,902
Lease intangibles, net	4,478	4,290
Assets held for sale	—	9,769
Deferred financing costs, net	351	579
TOTAL ASSETS	$125,879	$101,168
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$68,831	$34,052
Accounts payable and accrued expenses	1,922	1,486
Amounts due to affiliates	2	49
Other liabilities	1,978	1,479
Liabilities related to assets held for sale	—	6,909
Below-market lease liabilities, net	3,337	3,303
Deferred gain on sale of properties to unconsolidated joint venture	1,227	1,225
TOTAL LIABILITIES	77,297	48,503
Commitments and contingencies (Note 13)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,975,614 and 11,037,948 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	111	111
Additional paid-in capital	96,270	96,684
Accumulated deficit	(49,607)	(46,124)
Total stockholders’ equity	46,774	50,671
Non-controlling interests	1,808	1,994
TOTAL EQUITY	48,582	52,665
TOTAL LIABILITIES AND EQUITY	$125,879	$101,168
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Rental and reimbursements	$2,647	$3,967	$7,837	$12,692

Expense:
Operating and maintenance	949	1,350	2,787	4,498
General and administrative	623	1,023	1,691	2,548
Depreciation and amortization	907	913	2,628	3,943
Transaction expense	165	134	445	134
Interest expense	550	1,358	1,660	4,406
	3,194	4,778	9,211	15,529
Operating loss	(547)	(811)	(1,374)	(2,837)

Other income (loss):
Equity in income (loss) of unconsolidated joint ventures	16	(296)	318	(186)
Net gain on disposal of real estate	—	18	614	4,900
Other expense	—	(42)	—	(42)
Loss on extinguishment of debt	—	—	(966)	(200)
Income (loss) before income taxes	(531)	(1,131)	(1,408)	1,635
Income taxes	(19)	(2)	(153)	(80)
Net income (loss)	(550)	(1,133)	(1,561)	1,555
Net income (loss) attributable to non-controlling interests	(21)	(40)	(58)	206
Net income (loss) attributable to common stockholders	$(529)	$(1,093)	$(1,503)	$1,349

Earnings (loss) per common share - basic and diluted	$(0.05)	$(0.10)	$(0.14)	$0.12

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	11,007,864	10,891,714	11,017,654	10,942,802
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except shares)
(unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2015	11,037,948	$111	$96,684	$(46,124)	$50,671	$1,994	$52,665
Conversion of OP units to common shares	9,588	—	52	—	52	(52)	—
Redemption of common shares	(71,922)	—	(466)	—	(466)	—	(466)
Quarterly distributions	—	—	—	(1,980)	(1,980)	(76)	(2,056)
Net loss	—	—	—	(1,503)	(1,503)	(58)	(1,561)
BALANCE — September 30, 2016	10,975,614	$111	$96,270	$(49,607)	$46,774	$1,808	$48,582
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,561)	$1,555
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on disposal of real estate	(614)	(4,900)
Loss on extinguishment of debt	966	200
Equity in (income) loss of unconsolidated joint ventures	(318)	186
Straight-line rent	(102)	(97)
Amortization of deferred costs and notes payable premium/discount	824	415
Depreciation and amortization	2,628	3,943
Amortization of above and below-market leases	(147)	(127)
Bad debt expense	23	(1)
Interest income on note receivable	—	(265)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(290)	260
Tenant receivables	462	243
Accounts payable and accrued expenses	438	(752)
Amounts due to affiliates	(47)	327
Other liabilities	483	855
Net change in restricted cash for operational expenditures	(554)	(1,272)
Net cash provided by operating activities	2,191	570

Cash flows from investing activities:
Net proceeds from the sale of real estate	8,737	53,066
Acquisition of real estate	(10,225)	—
Investment in properties under development and costs of development	(29,486)	—
Improvements, capital expenditures, and leasing costs	(289)	(674)
Investments in unconsolidated joint ventures	—	(7,630)
Issuance of note receivable	—	(7,000)
Distributions from unconsolidated joint ventures	1,223	273
Principal payment received on note receivable	—	4,500
Net change in restricted cash from investments in consolidated variable interest entities	(3,458)	—
Net change in restricted cash for capital expenditures	981	702
Net cash provided by (used in) investing activities	(32,517)	43,237

Cash flows from financing activities:
Redemption of member interests	—	(2,102)
Redemption of common shares	(466)	(554)
Quarterly distributions	(2,058)	(2,106)
Proceeds from notes payable	38,400	—
Repayment of notes payable	(8,823)	(37,309)
Payment of penalties associated with early repayment of notes payable	(839)	—
Payment of loan fees and financing costs	(788)	—
Net cash provided by (used in) financing activities	25,426	(42,071)

Net increase (decrease) in cash and cash equivalents	(4,900)	1,736
Cash and cash equivalents – beginning of period	8,793	3,211
Cash and cash equivalents – end of period	$3,893	$4,947

Supplemental disclosure of non-cash investing and financing activities:
Distributions declared but not paid	$684	$680
Special distribution declared but not paid	—	2,248
Cash paid for interest, net of amounts capitalized	1,121	4,854
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the initial public offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of September 30, 2016 and December 31, 2015, the Company owned 96.3% and 96.2%, respectively, of the limited partnership interest in the OP.
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
As of September 30, 2016, in addition to the development projects, the Company’s portfolio of properties was comprised of 11 properties with approximately 697,000 rentable square feet of retail space located in 6 states. As of September 30, 2016, the rentable space at the Company’s retail properties was 89% leased.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2016, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 4, “Investments in Unconsolidated Joint Ventures” for additional information. As of September 30, 2016, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5, “Variable Interest Entities” for additional information.
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
Interest on projects is based on interest rates in place during the development period, and is capitalized until the project is ready for its intended use. The amount of interest capitalized during the nine months ended September 30, 2016, was approximately $2.0 million.
Reclassifications
Certain prior period amounts have been reclassified to conform with current period’s presentation. The reclassifications had no effect on the Company’s financial condition, results of operations, or cash flows.
As of September 30, 2016, in respect to the Company’s adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), the Company classified deferred financing costs, net of accumulated amortization, as a contra-liability to notes payable on the condensed consolidated balance sheet. ASU 2015-03 requires retrospective application, wherein the balance sheet of each period presented should be adjusted to reflect the effects of the new guidance. Accordingly, for comparative purposes herein, the Company reclassified the December 31, 2015 balance of $0.3 million of deferred financing costs, net of accumulated amortization, as a contra-liability to notes payable in the condensed consolidated balance sheet, and $0.1 million of deferred financing costs, net of accumulated amortization, as a contra-liability to liabilities held for sale on the condensed consolidated balance sheet.
Newly Adopted Accounting Pronouncements
The Company adopted ASU 2015-03 on a retrospective basis, effective with the quarter ended March 31, 2016. The amendments in ASU 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The adoption of ASU 2015-03 changes the presentation of debt issuance costs as the Company presents debt issuance costs as deferred financing costs, net on the accompanying condensed consolidated balance sheets. ASU 2015-03 does not address how debt issuance costs related to line-of-credit arrangements should be presented on the balance sheet or amortized. Given this absence of authoritative guidance within ASU 2015-03, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies that the SEC Staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Effective January 2016, the Company presents deferred financing costs, net, as a contra-liability in periods when there is an associated debt liability on the balance sheet, rather than as a deferred asset. If no associated debt liability is recorded on the balance sheet, deferred financing costs are presented as a deferred asset. The adoption of ASU 2015-03 did not have a material impact on the Company’s condensed consolidated financial statements.
The Company adopted ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustment (“ASU 2015-16”) effective with the quarter ended March 31, 2016. The amendments in ASU 2015-16 require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, the acquirer is required to record, in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

acquisition date. Entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by the line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance should be applied prospectively and early adoption is permitted. The adoption of ASU 2015-16 had no impact on the Company’s condensed consolidated financial statements.
Recent Accounting Pronouncements
The FASB issued the following Accounting Standards Updates (“ASUs”) which could have potential impact to the Company’s consolidated financial statements:
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 will require adoption on a retrospective basis. The Company is currently evaluating the impact the application of ASU 2016-15 will have on its condensed consolidated financial statements.
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
3. REAL ESTATE INVESTMENTS
Acquisition of Properties
On September 8, 2016, the Company paid a deposit in the amount of approximately $0.2 million toward the acquisition of a 100% ownership interest in certain property located at 388 Fulton Street in San Francisco, California (“388 Fulton”). The deposit was included in prepaid expenses and other assets, net on the condensed consolidated balance sheets. The seller is not affiliated with the Company or the Advisor. 388 Fulton is comprised of two leased commercial condominiums with an aggregate of 1,902 square feet of retail space. The purchase of this retail property is expected to close in early 2017.
On July 27, 2016, the Company purchased a 100% ownership interest in Fulton Street Shops located in San Francisco, California (“Fulton Shops”). The seller was not affiliated with the Company or the Advisor. Fulton Shops is comprised of five high-quality street retail condominiums with an aggregate of 3,758 square feet of retail space. The aggregate purchase price of Fulton Shops was approximately $4.6 million subject to customary closing costs and proration adjustments. The Company drew down $4.7 million on the KeyBank credit facility to fund this acquisition. Refer to Note 8. “Notes Payable, Net” for details.

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
In conjunction with the acquisition of the San Francisco Properties, on May 4, 2016, the Company, through an indirect subsidiary, entered into a purchase agreement to acquire a retail property from Hayes Street Hayes Valley LLC, a Delaware limited liability company and a subsidiary of DDG Partners LLC. The Company paid a deposit in the amount of approximately $0.6 million toward the acquisition of a 100% ownership interest in certain property located at 450 Hayes Street in San Francisco, California (“450 Hayes”). The seller is not affiliated with the Company or its external advisor. The purchase of this retail property is expected to close later in 2016.
The following table summarizes the estimated fair values of the acquired tangible and intangible assets and assumed liabilities as of the acquisition date (amounts in thousands):

	San Francisco Properties	Fulton Shops
Land	$1,737	$1,187
Building and improvements	3,660	3,254
Lease intangibles, net	376	257
Below-market lease liabilities, net	(143)	(103)
Estimated fair value of net assets acquired	$5,630	$4,595
During the three months ended September 30, 2016, the Company finalized the allocations of the purchase prices and made certain measurement period adjustments. These allocation adjustments did not impact the condensed consolidated statements of operations.
Lease intangibles and below-market lease liabilities generally relate to commercial leases. As of September 30, 2016, the remaining weighted-average amortization period of lease intangibles and below-market lease liabilities related to the acquired properties was 9.5 years and 9.6 years, respectively.
For the three and nine months ended September 30, 2016, the Company incurred $0.1 million and $0.4 million, respectively, of acquisition-related costs in connection with the acquisition of the San Francisco Properties and the Fulton Shops. These costs are included in transaction expenses in the condensed consolidated statements of operations.
2016 Sale of Properties
On April 4, 2016, the Company consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, a portion of which was used to pay off the related $5.3 million mortgage loan and $3.0 million of which was used to pay down the line of credit under its KeyBank credit facility. The sale of the property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and its results of operations were not reported as discontinued operations on the Company’s condensed consolidated financial statements. The disposition of Bloomingdale Hills resulted in a gain of $0.6 million, which was included on the Company’s condensed consolidated statement of operations. The Company’s condensed consolidated statements of operations include net operating income of approximately $73,000 for the nine months ended September 30, 2016, and $71,000 for both the three and nine months ended September 30, 2015.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2015 Sale of Properties
On March 11, 2015, the Company sold the following three properties for the aggregate gross sales price of $53.6 million (amounts in thousands):

Property	Location	Acquisition Date	Gross Sales Price	Original Purchase Price (1)
Osceola Village (2)	Kissimmee, Florida	10/11/2011	$22,000	$21,800
Constitution Trail	Normal, Illinois	10/21/2011	23,100	18,000
Aurora Commons	Aurora, Ohio	3/20/2012	8,500	7,000
Total			$53,600	$46,800

(1)	The original purchase price amounts do not include acquisition fees.

(2)	The original purchase price for Osceola Village included an additional pad which was sold for approximately $0.9 million prior to this transaction.
The sale of the three properties did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and, as a result, was not included in discontinued operations for the nine months ended September 30, 2015. The Company’s condensed consolidated statements of operations include net operating income of approximately $7,000 and net operating loss of approximately $0.3 million, respectively, for the three and nine months ended September 30, 2015, relating to the results of operations for the three sold properties.
The sale of Osceola Village, Constitution Trail and Aurora Commons (the “SGO Properties”) was completed in connection with the formation of the SGO Joint Venture. The three properties were sold to the SGO Joint Venture, and the closing of the sale was conditioned on the Company receiving a 19% membership interest in the SGO Joint Venture. In exchange for this 19% membership interest, the Company contributed $4.5 million to the SGO Joint Venture, which amount was credited against the Company’s proceeds from the sale of the three properties to the SGO Joint Venture. Of the net sales proceeds from the sale of the aforementioned properties, $36.4 million was used by the Company to retire the debt associated with the sold properties. Since the sale of the SGO Properties did not represent a strategic shift that would have a major effect on the Company’s operations and financial results, their results of operations were not reported as discontinued operations on the Company’s financial statements.
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
The following table summarizes the Company’s investments in unconsolidated joint ventures as of September 30, 2016, and December 31, 2015 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$3,702	$4,098
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	2,295	2,804
Total				$5,997	$6,902
The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2016, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

5. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) a joint venture with the Gelson’s Joint Venture and the 3032 Wilshire Joint Venture (both as defined below). The Company has consolidated the accounts of these variable interest entities. For further information, refer to Note 2. “Summary of Significant Accounting Policies,” under “Principles of Consolidation and Basis of Presentation.”
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
The Gelson’s Joint Venture Agreement provides for the ownership and operation of certain real property by the Gelson’s Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest. In exchange for ownership in the Gelson’s Joint Venture, the Company has agreed to contribute cash in an amount up to $7.0 million in initial capital contributions and $0.7 million in subsequent capital contributions to the Gelson’s Joint Venture. S&G LA contributed its rights to acquire the real property, its interest under a 20 year lease with Gelson’s Markets (the “Gelson’s Lease”) and agreed to provide certain management and development services.
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
The following reflects the assets and liabilities of the Gelson’s Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of September 30, 2016 (amounts in thousands):

September 30, 2016
ASSETS
Properties under development and development costs:
Land	$25,851
Buildings	605
Development costs	3,030
Properties under development and development costs	29,486
Restricted cash	2,293
Cash and cash equivalents	365
Prepaid expenses and other assets, net	18
Tenant receivables, net	37
TOTAL ASSETS (1)	$32,199

LIABILITIES
Notes payable, net (2)	$18,923
Accounts payable and accrued expenses	366
Amounts due to affiliates	148
Other liabilities	33
TOTAL LIABILITIES	$19,470

(1)	The assets of the Gelson’s Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
Includes reclassification of $0.3 million of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

6. FUTURE MINIMUM RENTAL INCOME
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2016, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 20 years with a weighted-average remaining term (excluding options to extend) of 5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.2 million as of September 30, 2016 and December 31, 2015, respectively.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of September 30, 2016, the future minimum rental income from the Company’s properties under non-cancelable operating leases, was as follows (amounts in thousands):

Remainder of 2016	$1,922
2017	7,479
2018	6,616
2019	6,023
2020	4,990
Thereafter	12,826
Total	$39,856
7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of September 30, 2016 and December 31, 2015, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Cost	$8,649	$8,089	$(4,593)	$(4,463)
Accumulated amortization	(4,171)	(3,799)	1,256	1,160
Total	$4,478	$4,290	$(3,337)	$(3,303)
The Company’s amortization of lease intangibles and below-market lease liabilities for the three and nine months ended September 30, 2016 and 2015, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Amortization	$(248)	$(286)	$74	$77

	Lease Intangibles		Below-Market Lease Liabilities
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Amortization	$(734)	$(1,236)	$214	$289

8. NOTES PAYABLE, NET
As of September 30, 2016 and December 31, 2015, the Company’s notes payable, net, consisted of the following (amounts in thousands):

	Principal Balance		Interest Rates At
	September 30, 2016	December 31, 2015	September 30, 2016
KeyBank credit facility (1)	$16,200	$—	3.14%
Secured term loans	24,387	24,701	5.10%
Mortgage loans	9,576	9,690	5.63%
Mortgage loans secured by properties under development (2)	19,200	—	9.5% - 10.0%
Deferred financing costs, net (3)	(532)	(339)	n/a
	$68,831	$34,052

(1)
The KeyBank credit facility is a revolving credit facility with an initial maximum aggregate commitment of $30.0 million (the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, the Company may request that the Facility Amount be increased to a maximum of $60.0 million. The KeyBank credit

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

facility matures on August 4, 2017. Each loan made pursuant to the Key Bank credit facility will be either a LIBOR rate loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay KeyBank an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum, if the usage under the KeyBank credit facility is greater than 50% of the Facility Amount. The Company is providing a guaranty of all of its obligations under the KeyBank credit facility and all other loan documents in connection with the KeyBank credit facility. As of September 30, 2016, the KeyBank credit facility was secured by Pinehurst Square, Topaz Marketplace, 8 Octavia Street, 400 Grove Street and the Fulton Shops. For information regarding recent draws under the Key Bank credit facility, see “– Recent Financing Transactions KeyBank Credit Facility.”

(2)	Comprised of $10.7 million and $8.5 million associated with the Company’s investment in the Gelson’s Joint Venture and the Wilshire Joint Venture, respectively.

(3)	Reclassification of deferred financing costs, net of accumulated amortization, as a contra-liability in accordance with ASU 2015-03.
During the three and nine months ended September 30, 2016, the Company incurred and expensed approximately $0.6 million and $1.7 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2015, the Company incurred and expensed approximately $1.4 million and $4.4 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.1 million and $0.4 million, respectively. Also during the three and nine months ended September 30, 2016, the Company incurred and capitalized approximately $0.8 million and $2.0 million, respectively, of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of approximately $0.2 million and $0.4 million, respectively.
As of September 30, 2016 and December 31, 2015, interest expense payable was approximately $0.4 million and $0.2 million, respectively, including an amount related to the variable interest entities of approximately $0.2 million as of September 30, 2016.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of September 30, 2016 (amounts in thousands):

Remainder of 2016	$150
2017	45,385
2018	473
2019	23,355
Total (1)	$69,363

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.5 million deferred financing costs, net.
Recent Financing Transactions
KeyBank Credit Facility
On March 7, 2016, the Company drew $6.0 million under the Key Bank credit facility and used the proceeds to invest in the Wilshire Joint Venture (as defined in Note 5. “Variable Interest Entities”).
On June 9, 2016, the Company drew $7.5 million under the Key Bank credit facility and used the majority of the proceeds to acquire 8 Octavia Street and 400 Grove Street from Octavia Gateway Holdings, LLC and Grove Street Hayes Valley, LLC, respectively. Refer to Note 3 “Real Estate Investments” for additional information.
On July 25, 2016, the Company drew $4.7 million under the Key Bank credit facility and used the majority of the proceeds to acquire the Fulton Shops. Refer to Note 3 “Real Estate Investments” for additional information.
On September 29, 2016, the Company drew $1.0 million under the Key Bank credit facility to be used for working capital.
Mortgage Loans Secured by Properties Under Development
In connection with the Company’s investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property (as defined in Note 5. “Variable Interest Entities”), the Company has consolidated borrowings of $8.5 million (the “Wilshire Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and 3032 Wilshire Investors, LLC (as the borrower). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan matures on March 7, 2017, with an option for an additional six-month period, subject to certain conditions as stated in the loan

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

agreement. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
In connection with the Company’s investment in the Gelson’s Joint Venture (as defined in Note 5. “Variable Interest Entities” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q) and the acquisition of the Gelson’s Property (defined in Note 5. “Variable Interest Entities” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q), the Company has consolidated borrowings of $10.7 million (the “Gelson’s Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and Sunset and Gardner Investors, LLC (as the borrower). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan matures on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.
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
The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	Carrying Value (1)		Fair Value (1) (2)
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Notes payable, net	$68,831	$34,052	$69,301	$34,760

(1)
The carrying value of the Company’s notes payable represents the outstanding principal as of September 30, 2016, and December 31, 2015. The carrying values and fair values of the notes payable include the reclassification of deferred financing costs, net, of approximately $0.5 million and approximately $0.3 million, as a contra-liability, as of September 30, 2016 and December 31, 2015, respectively.

(2)	The estimated fair value of the notes payable is based upon the indicative market prices of the Company’s notes payable based on prevailing market interest rates.
10. EQUITY
Share Redemption Program
On April 1, 2015, the Company’s board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “SRP”). Under the SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase by the Company. The number of shares to be redeemed is limited to the lesser of (i) a total of $2.0 million for redemptions sought upon a stockholder’s death and a total of $1.0 million for redemptions

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

sought upon a stockholder’s qualifying disability, and (ii) 5% of the number of shares of the Company’s common stock outstanding during the prior calendar year. Share repurchases pursuant to the SRP are made at the sole discretion of the Company. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the SRP.
The redemption price for shares that are redeemed is 100% of the Company’s most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or disability, unless such death or disability occurred between January 15, 2013 and April 1, 2015, when the share redemption program was suspended. Redemption requests due to the death or disability of a Company stockholder that occurred during such time period, were required to be submitted on or before April 1, 2016.
The SRP provides that any request to redeem less than $5,000 worth of shares will be treated as a request to redeem all of the stockholder’s shares. If the Company cannot honor all redemption requests received in a given quarter, all requests, including death and disability redemptions, will be honored on a pro rata basis. If the Company does not completely satisfy a redemption request in one quarter, it will treat the unsatisfied portion as a request for redemption in the next quarter when funds are available for redemption, unless the request is withdrawn. The Company may increase or decrease the amount of funding available for redemptions under the SRP on ten business days’ notice to stockholders. Shares submitted for redemption during any quarter will be redeemed on the penultimate business day of such quarter. The record date for quarterly distributions has historically been and is expected to continue to be the last business day of each quarter; therefore, shares that are redeemed during any quarter are expected to be redeemed prior to the record date and thus would not be eligible to receive the distribution declared for such quarter.
The other material terms of the SRP are consistent with the terms of the share redemption program that was in effect immediately prior to January 15, 2013.
On August 7, 2015, the board of directors approved the amendment and restatement of the SRP (the “First A&R SRP”). Under the First A&R SRP, the redemption date with respect to third quarter 2015 redemptions was November 10, 2015 or the next practicable date as the Chief Executive Officer determined so that redemptions with respect to the third quarter of 2015 were delayed until after the payment date for the Special Distribution. With this revision, stockholders who were to have 100% of their shares redeemed were not left holding a small number of shares from the Special Distribution after the date of the redemption of their shares. The other material terms of the First A&R SRP are consistent with the terms of the SRP.
On August 10, 2016, the board of directors authorized management of the Company to prepare and implement an amendment and restatement of the SRP (the “Second A&R SRP”) to revise the definition of disability under the SRP. The Second A&R SRP became effective August 26, 2016. Under the Second A&R SRP, a person is deemed to be disabled and therefore eligible to redeem shares pursuant to the Second A&R SRP if they are disabled pursuant to the definition of “disability” in the Internal Revenue Code of 1986, as amended, at the time that the person’s written redemption request is received by the Company. The other material terms of the Second A&R SRP are consistent with the terms of the First A&R SRP.
On October 5, 2016, the board of directors approved, pursuant to Section 3(a) of SRP, an additional $0.5 million of funds available for the redemption of shares in connection with the death of a stockholder.
The following table summarizes share redemption activity during the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Shares of common stock redeemed	33,054	77,916	71,922	77,916
Purchase price	$210	$554	$466	$554
Cumulatively, through September 30, 2016, the Company has redeemed 437,825 shares sold in its initial public offering and/or the dividend reinvestment plan for $3.5 million.
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
The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the nine months ended September 30, 2016, and the year ended December 31, 2015 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686
Second Quarter 2016	7/7/2016	7/29/2016	0.06	661	25	686
Third Quarter 2016	9/30/2016	10/31/2016	0.06	659	25	684
Total				$1,980	$76	$2,056

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06	$658	$26	$684
Second Quarter 2015	6/30/2015	7/30/2015	0.06	654	26	680
Third Quarter 2015	9/30/2015	10/31/2015	0.06	654	26	680
Fourth Quarter 2015	12/31/2015	1/30/2016	0.06	661	25	686
Total				$2,627	$103	$2,730

11. EARNINGS PER SHARE
Earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of September 30, 2016. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator - basic and diluted
Net income (loss)	$(550)	$(1,133)	$(1,561)	$1,555
Net income (loss) attributable to non-controlling interests	(21)	(40)	(58)	206
Net income (loss) attributable to common shares	$(529)	$(1,093)	$(1,503)	$1,349
Denominator - basic and diluted
Basic weighted average common shares	11,007,864	10,891,714	11,017,654	10,942,802
Effect of dilutive securities	—	—	—	—
Common Units (1)	—	—	—	—
Diluted weighted average common shares	11,007,864	10,891,714	11,017,654	10,942,802
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$(0.05)	$(0.10)	$(0.14)	$0.12

(1)	The effect of 422,308 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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
On July 9, 2013, SRT Manager, an affiliate of the Advisor, acquired an initial 12% membership interest in SRT Holdings, the Company’s wholly-owned subsidiary. Following OP’s additional contribution to SRT Holdings on August 4, 2014, SRT Manager’s membership interests in SRT Holdings decreased to 8.33%. In March 2015, SRT Holdings paid SRT Manager $2.1 million in full redemption of SRT Manager’s 8.33% membership interest in SRT Holdings.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Summary of Related Party Fees
Summarized separately below are the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Expensed	2016	2015	2016	2015	2016	2015
Acquisition fees	$46	$79	$104	$79	$—	$—
Financing coordination fees	—	55	—	87	—	—
Asset management fees	227	317	673	847	—	19
Reimbursement of operating expenses	49	63	146	194	—	27
Property management fees	99	149	319	500	2	3
Disposition fees	—	—	115	525	—	—
Guaranty fees (1)	—	—	—	1	—	—
Total	$421	$663	$1,357	$2,233	$2	$49

Capitalized
Acquisition fees	$—	$—	$273	$—	$—	$—
Leasing fees	49	28	152	94	—	—
Legal leasing fees	12	41	45	97	—	—
Construction management fees	—	1	2	16	—	—
Total	$61	$70	$472	$207	$—	$—

(1)	Guaranty fees were paid by the Company to its prior advisor, TNP Strategic Retail Advisor, LLC.
Acquisition Fees
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
Origination Fees
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
Financing Coordination Fees
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
Asset Management Fees
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
For the three and nine months ended September 30, 2016 and 2015, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
Property Management Fees
Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive property management fees calculated at a maximum of up to 4% of the properties’ gross revenue. The property management agreements with Glenborough have been renewed for an additional twelve months, beginning on August 10, 2016.
Disposition Fees
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
Leasing Fees
Under the property management agreements, Glenborough is entitled to receive a separate fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants in an amount not to exceed the fee customarily charged by similarly situated parties rendering similar services in the same geographic area for similar properties.
Legal Leasing Fees
Under the property management agreements, Glenborough is entitled to receive a market-based legal leasing fee for the negotiation and production of new leases, renewals, and amendments.
Construction Management Fees
In connection with the construction or repair in or about a property, the property manager is responsible for coordinating and facilitating the planning and the performance of all construction and is entitled to receive a fee equal to 5% of the hard costs for the project in question.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Related-Party Fees Paid by the Unconsolidated Joint Ventures
The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. For the three and nine months ended September 30, 2016, the SGO Joint Venture recognized related party fees and reimbursements of $0.1 million and $0.4 million, respectively. For the three and nine months ended September 30, 2015, the SGO Joint Venture recognized related-party fees and reimbursements of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2016, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.3 million and $0.8 million, respectively. The SGO MN Joint Venture began operations on September 30, 2015 and therefore incurred insignificant related-party fees for the three and nine months ended September 30, 2015. The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.
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
14. SUBSEQUENT EVENTS
On October 27, 2016, the Company, through an indirect subsidiary, entered into a Purchase and Sale Agreement with an unrelated third party purchaser (the “Purchaser”) for the sale of an approximately 114,000 square foot retail property located in Bismarck, North Dakota (“Pinehurst Square East”). The contractual sale price of Pinehurst Square East is $19.2 million. Pursuant to the Purchase and Sale Agreement, the Purchaser would be obligated to purchase the property and the Company would be obligated to sell the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the sale.

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
Overview
We are a Maryland corporation that was formed on September 18, 2008, to invest in and manage a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. During the first quarter of 2016, we also invested, through joint ventures, in two significant retail projects under development. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2009, and we intend to operate in such a manner. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership.
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
Property Portfolio
As of September 30, 2016, our property portfolio included 11 retail properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of 697,406 square feet of single- and multi-tenant, commercial retail space located in 6 states. We purchased our properties for an aggregate purchase price of approximately $97.9 million. As of September 30, 2016 and December 31, 2015, there was approximately $34.0 million and approximately $39.8 million of indebtedness on our properties, respectively. As of September 30, 2016 and December 31, 2015, approximately 89% and 90% of our portfolio was leased (based on rentable square footage), respectively, with weighted-average remaining lease terms of approximately 5 years as of both period ends.

(dollars in thousands)		Rentable Square Feet (1)	Percent Leased (2)	Effective Rent (3) (Sq. Foot)	Anchor Tenant	Date Acquired	Original Purchase Price (4)	Debt (5)
Property Name	Location
Pinehurst Square	Bismarck, ND	114,102	96%	$14.40	T J Maxx	5/26/2011	$15,000	$—
Cochran Bypass	Chester, SC	45,817	100%	5.11	Bi-Lo Store	7/14/2011	2,585	1,493
Topaz Marketplace	Hesperia, CA	50,699	62%	24.66	n/a	9/23/2011	13,500	—
Morningside Marketplace	Fontana, CA	76,923	96%	16.24	Ralph's	1/9/2012	18,050	8,520
Woodland West Marketplace	Arlington, TX	175,258	70%	9.59	Randall's	2/3/2012	13,950	9,576
Ensenada Square	Arlington, TX	62,628	100%	7.49	Kroger	2/27/2012	5,025	2,954
Shops at Turkey Creek	Knoxville, TN	16,324	100%	27.33	n/a	3/12/2012	4,300	2,673
Florissant Marketplace	Florissant, MO	146,257	100%	9.83	Schnuck's	5/16/2012	15,250	8,747
400 Grove Street	San Francisco, CA	2,000	100%	60.00	n/a	6/14/2016	2,890	—
8 Octavia Street	San Francisco, CA	3,640	100%	26.16	n/a	6/14/2016	2,740	—
Fulton Shops	San Francisco, CA	3,758	100%	55.07	n/a	7/27/2016	4,595	—
		697,406					$97,885	$33,963

(1)	Square feet include improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of September 30, 2016.

(3)
Effective rent per square foot is calculated by dividing the annualized September 2016 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Pinehurst Square and Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)
Debt represents the outstanding balance as of September 30, 2016, and excludes reclassification of approximately $0.3 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 8. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As of September 30, 2016, the KeyBank credit facility principal balance of $16.2 million was secured by Pinehurst Square, Topaz Marketplace, 8 Octavia Street, 400 Grove Street and the Fulton Shops. For information regarding recent draws under the Key Bank credit facility, see “– Recent Financing Transactions - KeyBank Credit Facility.”

Properties Under Development
As of September 30, 2016, we had 2 properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt (1)
Wilshire Property	Santa Monica, CA	November, 2017	12,500	$8,500
Gelson’s Property	Hollywood, CA	March, 2018	37,000	10,700
Total			49,500	$19,200

(1)	Debt excludes reclassification of approximately $0.3 million deferred financing costs, net, as a contra-liability.

Results of Operations
Comparison of the three and nine months ended September 30, 2016, versus the three and nine months ended September 30, 2015.
The following tables provide summary information about our results of operations for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Rental revenue and reimbursements	$2,647	$3,967	$(1,320)	(33.3)%
Operating and maintenance expenses	949	1,350	(401)	(29.7)%
General and administrative expenses	623	1,023	(400)	(39.1)%
Depreciation and amortization expenses	907	913	(6)	(0.7)%
Transaction expense	165	134	31	23.1%
Interest expense	550	1,358	(808)	(59.5)%
Operating loss	(547)	(811)	264	(32.6)%
Other income (loss), net	16	(320)	336	(105.0)%
Income taxes	(19)	(2)	(17)	850.0%
Net loss	$(550)	$(1,133)	$583	(51.5)%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Rental revenue and reimbursements	$7,837	$12,692	$(4,855)	(38.3)%
Operating and maintenance expenses	2,787	4,498	(1,711)	(38.0)%
General and administrative expenses	1,691	2,548	(857)	(33.6)%
Depreciation and amortization expenses	2,628	3,943	(1,315)	(33.4)%
Transaction expense	445	134	311	232.1%
Interest expense	1,660	4,406	(2,746)	(62.3)%
Operating loss	(1,374)	(2,837)	1,463	(51.6)%
Other income (loss), net	(34)	4,472	(4,506)	(100.8)%
Income taxes	(153)	(80)	(73)	91.3%
Net income (loss)	$(1,561)	$1,555	$(3,116)	(200.4)%
Our results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the three months ended September 30, 2016 compared to the same period in 2015, was primarily due to the sale of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015 and Bloomingdale Hills in April 2016.
The decrease in revenue during the nine months ended September 30, 2016, compared to the same period in 2015, was primarily due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, Northgate Plaza, Moreno Marketplace and Summit Point in October 2015 and Bloomingdale Hills in April 2016. The sale of the three properties in March 2015 was completed in connection with the formation of the SGO Joint Venture (as described in Note 4. “Investments in Unconsolidated Joint Ventures” to the condensed consolidated financial statements contained within this Quarterly Report on Form 10-Q).
Operating and maintenance expenses
The decrease in operating and maintenance expenses during the three months ended September 30, 2016, compared to the same period in 2015, was primarily due to the sale of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015, and Bloomingdale Hills in April 2016.
The decrease in operating and maintenance expenses during the nine months ended September 30, 2016, compared to the same period in 2015, was primarily attributed to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March

2015, the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015, and the sale of Bloomingdale Hills in April 2016.
General and administrative expenses
The decrease in general and administrative expenses during the three months ended September 30, 2016, compared to the same period in 2015 was primarily due to a write-off in 2015 of the remaining unamortized premium of an insurance policy of approximately $0.3 million. Additionally, asset management fees decreased during the third quarter of 2016 due to sold properties.
The decrease in general and administrative expenses during the nine months ended September 30, 2016, compared to the same period in 2015 was primarily due to a write-off in 2015 of the remaining unamortized premium of an insurance policy of approximately $0.3 million. Lower legal costs also contributed to the overall decrease in general and administrative expenses, with the resolution of the class action lawsuit in 2015. Additionally, asset management fees declined in 2016 due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015, and the sale of Bloomingdale Hills in April 2016.
Depreciation and amortization expenses
The decrease in depreciation and amortization expenses during the three months ended September 30, 2016, compared to the same period in 2015 was not significant.
The decrease in depreciation and amortization expenses during the nine months ended September 30, 2016, compared to the same period in 2015 was attributed to the sales of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015 and the sale of Bloomingdale Hills in April 2016.
Transaction expense
The increase in transaction expenses during the three months ended September 30, 2016, compared to the same period in 2015 is primarily due to our acquisition fees for our investment in the Fulton Shops. Refer to Note 3. “Real Estate Investments” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
The increase in transaction expenses during the nine months ended September 30, 2016, compared to the same period in 2015 is primarily due to acquisition fees for our investments in 400 Grove Street, 8 Octavia Street and the Fulton Shops. Refer to Note 3. “Real Estate Investments” to our consolidated financial statements included in this Quarterly Report on Form 10-Q.
Interest expense
The decrease in interest expense during the three months ended September 30, 2016, compared to the same period in 2015 was primarily due to loan pay-offs using the proceeds from the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015, and the sale of Bloomingdale Hills in April 2016.
The decrease in interest expense during the nine months ended September 30, 2016, compared to the same period in 2015 was primarily due to loan pay-offs using the proceeds from the sales of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015, and the sale of Bloomingdale Hills in April 2016.
Other income (loss), net
Other income, net for the three months ended September 30, 2016, primarily consisted of equity in income resulting from our investment in unconsolidated joint ventures. Other loss, net for the three months ended September 30, 2015, included approximately $0.3 million representing our share in the losses resulting from our investment in unconsolidated joint ventures, an additional accrual of an estimated interest penalty payable to the IRS related to the deficiency dividend in 2011, and an adjustment to the gain related to the March 2015 disposal of real estate.
Other loss, net for the nine months ended September 30, 2016, primarily consisted of approximately $1.0 million related to prepayment penalties on extinguishment of debt as well as the write-off of unamortized loan fees related to the sale of Bloomingdale Hills in April 2016. This was partially offset by the gain on sale of Bloomingdale Hills of approximately $0.6 million, as well as the equity in income resulting from our investment in unconsolidated joint ventures of approximately $0.3 million. Other income, net for the nine months ended September 30, 2015, primarily consisted of the net gain of approximately $4.9 million and the write-off of unamortized loan fees of approximately $0.2 million recorded in conjunction with the sale and payoff of related debt of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, as well as the equity in income resulting from our investment in unconsolidated joint ventures.

Income taxes
We have elected to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code. A TRS is subject to federal and state income taxes. For the nine months ended September 30, 2016, income taxes primarily include taxes on our share of the gain from the second quarter sale of certain SGO MN Joint Venture properties. This is partially offset by the reversal of an over accrual of estimated alternative minimum state/federal taxes, which was accrued and included in expenses as of December 31, 2015. The over accrual was determined as a result of finalizing, in 2016, the calculation of taxes owed for 2015.
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
During the nine months ended September 30, 2016, we utilized the net proceeds from the fourth quarter 2015 disposition of our properties (remaining after paydown of debt) to invest in the Gelson’s Joint Venture and the Wilshire Joint Venture.
As of September 30, 2016, our cash and cash equivalents were approximately $3.9 million and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was approximately $5.7 million. For properties with such lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2016 and December 31, 2015, our borrowings were approximately 141.2% and 65.3%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our Condensed Consolidated Statements of Cash Flows (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015	$ Change
Net cash provided by (used in):
Operating activities	$2,191	$570	$1,621
Investing activities	(32,517)	43,237	(75,754)
Financing activities	25,426	(42,071)	67,497
Net increase (decrease) in cash and cash equivalents	$(4,900)	$1,736
Cash Flows from Operating Activities
The increase in cash flows from operating activities was primarily due to a decrease in operating losses and adjustments for non-cash items of approximately $0.4 million, as well as larger net deposits to restricted cash for operational expenditures in 2015 as compared to 2016.
Cash Flows from Investing Activities
The change in cash flows from investing activities was primarily due to our investments in the Wilshire and Gelson’s Joint Ventures during the first quarter of 2016, consisting of land and building under development and development costs, of approximately $29.5 million, as well as our acquisitions of 400 Grove Street and 8 Octavia Street during the three months ended June 30, 2016 and our acquisition of the Fulton Shops during the three months ended September 30, 2016, which, in aggregate, consisted of land and buildings, totaling $10.2 million. Additionally, cash flows from investing activities during the nine months ended September 30, 2015 consisted of proceeds of $53.1 million, before the pay down of debt, from the sale of Aurora Commons, Constitution Trail and Osceola Village.
Cash Flows from Financing Activities
The change in cash flows from financing activities was primarily due to loan proceeds during the nine months ended September 30, 2016, of approximately $38.4 million in connection with our investments in the Wilshire and Gelson’s Joint Ventures and additional draws under our Amended and Restated Credit Facility (“Key Bank credit facility”), compared to the pay down of debt in the amount of $37.3 million during the nine months ended September 30, 2015 resulting from the sales of Aurora Commons, Constitution Trail and Osceola Village.
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
Recent Financing Transactions
KeyBank Credit Facility
On March 7, 2016, we drew $6.0 million under the Key Bank credit facility and used the proceeds to invest in the Wilshire Joint Venture. Refer to Note 5. “Variable Interest Entities” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
On June 9, 2016, we drew approximately $7.5 million under the Key Bank credit facility, the majority of which was used to fund the purchase of the San Francisco Properties. Refer to Note 3. “Real Estate Investments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
On July 25, 2016, we drew $4.7 million under the Key Bank credit facility and used the majority of the proceeds to acquire the Fulton Shops. Refer to Note 3 “Real Estate Investments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information.
On April 4, 2016, we consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, $3.0 million of which was used to pay down the line of credit under our KeyBank credit facility. Additionally, on September 29, 2016, we drew $1.0 million under the Key Bank credit facility to be used for working capital.
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
In connection with our investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, we have consolidated borrowings of $10.7 million (the “Gelson’s Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and Sunset and Gardner Investors, LLC (as the borrower). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly commencing on April 1, 2016. The loan matures on January 27, 2017, with an option to extend for an additional six-

month period, subject to certain conditions as stated in the loan agreement. The loan is secured by, among other things, a lien on the Gelson’s development project and other collateral as defined in the loan agreement.
Interim Financial Information
The financial information as of and for the period ended September 30, 2016, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and nine months ended September 30, 2016. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three and nine months ended September 30, 2016, our total operating expenses did not exceed the 2%/25% Guidelines.
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

The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the nine months ended September 30, 2016, and the year ended December 31, 2015 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686
Second Quarter 2016	7/7/2016	7/29/2016	0.06	661	25	686
Third Quarter 2016	9/30/2016	10/31/2016	0.06	659	25	684
Total				$1,980	$76	$2,056

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06	$658	$26	$684
Second Quarter 2015	6/30/2015	7/30/2015	0.06	654	26	680
Third Quarter 2015	9/30/2015	10/31/2015	0.06	654	26	680
Fourth Quarter 2015	12/31/2015	1/30/2016	0.06	661	25	686
Total				$2,627	$103	$2,730

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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO	2016	2015 (2)	2016	2015 (2)
Net income (loss) (1)	$(550)	$(1,133)	$(1,561)	$1,555
Adjustments:
Net income related to membership interest	—	400	—	157
Gain on disposal of assets	—	(119)	(614)	(4,720)
Adjustment to reflect FFO of unconsolidated joint ventures	184	82	360	225
Depreciation of real estate	680	668	1,962	2,832
Amortization of in-place leases and other intangibles	227	270	666	1,090
FFO attributable to common shares and Common Units	$541	$168	$813	$1,139

FFO per share and Common Unit	$0.05	$0.01	$0.07	$0.10

Weighted average common shares and units outstanding	11,430,172	11,323,610	11,445,981	11,374,698

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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2016, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.
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
Subsequent Events
On October 27, 2016, we, through an indirect subsidiary, entered into a Purchase and Sale Agreement with an unrelated third party purchaser (the “Purchaser”) for the sale of an approximately 114,000 square foot retail property located in Bismarck, North Dakota (“Pinehurst Square East”). The contractual sale price of Pinehurst Square East is $19.2 million. Pursuant to the

Purchase and Sale Agreement, the Purchaser would be obligated to purchase the property and we would be obligated to sell the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the sale.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.
Share Redemption Program
On April 1, 2015, our board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “SRP”). Under the SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase by us. The number of shares to be redeemed is limited to the lesser of (i) a total of $2.0 million for redemptions sought upon a stockholder’s death and a total of $1.0 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the number of shares of our common stock outstanding during the prior calendar year. Share repurchases pursuant to the SRP are made at our sole discretion. We reserve the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the SRP.
The redemption price for shares that are redeemed is 100% of our most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or disability, unless such death or disability occurred between January 15, 2013 and April 1, 2015, when the share redemption program was suspended. Redemption requests due to the death or disability of a Company stockholder that occurred during such time period, were required to be submitted on or before April 1, 2016.
The SRP provides that any request to redeem less than $5,000 worth of shares will be treated as a request to redeem all of the stockholder’s shares. If the we cannot honor all redemption requests received in a given quarter, all requests, including death and disability redemptions, will be honored on a pro rata basis. If the we do not completely satisfy a redemption request in one quarter, we will treat the unsatisfied portion as a request for redemption in the next quarter when funds are available for redemption, unless the request is withdrawn. We may increase or decrease the amount of funding available for redemptions under the SRP on ten business days’ notice to stockholders. Shares submitted for redemption during any quarter will be redeemed on the penultimate business day of such quarter. The record date for quarterly distributions has historically been and is expected to continue to be the last business day of each quarter; therefore, shares that are redeemed during any quarter are expected to be redeemed prior to the record date and thus would not be eligible to receive the distribution declared for such quarter.
The other material terms of the SRP are consistent with the terms of the share redemption program that was in effect immediately prior to January 15, 2013.
On August 7, 2015, our board of directors approved the amendment and restatement of the SRP (the “First A&R SRP”). Under the First A&R SRP, the redemption date with respect to third quarter 2015 redemptions was November 10, 2015 or the next practicable date as the Chief Executive Officer determined so that redemptions with respect to the third quarter of 2015 were delayed until after the payment date for the Special Distribution. With this revision, stockholders who were to have 100% of their shares redeemed were not left holding a small number of shares from the Special Distribution after the date of the redemption of their shares. The other material terms of the First A&R SRP are consistent with the terms of the SRP.
On August 10, 2016, our board of directors authorized our management to prepare and implement an amendment and restatement of the SRP (the “Second A&R SRP”) to revise the definition of disability under the SRP. The Second A&R SRP became effective August 26, 2016. Under the Second A&R SRP, a person is deemed to be disabled and therefore eligible to redeem shares pursuant to the Second A&R SRP if they are disabled pursuant to the definition of “disability” in the Internal Revenue Code of 1986, as amended, at the time that the person’s written redemption request is received by us. The other material terms of the Second A&R SRP are consistent with the terms of the First A&R SRP.
On October 5, 2016, our board of directors approved, pursuant to Section 3(a) of SRP, an additional $0.5 million of funds available for the redemption of shares in connection with the death of a stockholder.

During the nine months ended September 30, 2016, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
January 2016	—	$—	—	$1,617,866
February 2016	—	—	—	1,617,866
March 2016	30,721	6.56	30,721	1,416,420
April 2016	—	—	—	1,416,420
May 2016	—	—	—	1,416,420
June 2016	8,147	6.55	8,147	1,363,049
July 2016	—	—	—	1,363,049
August 2016	—	—	—	1,363,049
September 2016	33,054	6.36	33,054	1,152,827
Total	71,922		71,922

(1)	All of our purchases of equity securities during the nine months ended September 30, 2016, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through September 30, 2016, the Company has redeemed 437,825 shares sold in its initial public offering for $3.5 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
As of the three months ended September 30, 2016, all items required to be disclosed under Form 8-K were reported under Form 8-K.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2016.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X