Form 10-K
period 2016-12-31
Strategic Realty Trust, Inc.
filed 2017-03-24
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54376
_________________________________
STRATEGIC REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)
_________________________________

Maryland	90-0413866
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

66 Bovet Road, Suite 100 San Mateo, California, 94402	(650) 343-9300
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number, Including Area Code)
_________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
_________________________________
Indicate by check mark whether the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes   ☐     No   ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
There is no established trading market for the registrant’s common stock. On July 18, 2016, the registrant’s board of directors approved an estimated value per share of the registrant’s common stock of $6.36 per share based on (i) the estimated value of the registrant’s real estate assets as of June 30, 2016, plus the estimated value of the registrant’s tangible other assets as of April 30, 2016, less the estimated value of the registrant’s liabilities as of April 30, 2016, divided by (ii) the number of shares and operating partnership units outstanding as of April 30, 2016. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of April 30, 2016, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” of this Annual Report on Form 10-K.
As of June 30, 2016, the last business day of the Company’s most recently completed second fiscal quarter, 10,810,341 shares of its common stock were held by non-affiliates.
As of February 28, 2017, there were 10,938,245 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC.

Special Note Regarding Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K (“this Annual Report) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, and the risks described in Part I, Item 1A, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

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
On November 4, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock to our stockholders at $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared the registration statement effective and we commenced the Offering. On February 7, 2013, we terminated the Offering and ceased offering shares of common stock in the primary offering and under the DRIP.
As of February 2013 when we terminated the Offering, we had accepted subscriptions for, and issued, 10,688,940 shares of common stock in the Offering for gross offering proceeds of approximately $104.7 million, and 391,182 shares of common stock pursuant to the DRIP for gross offering proceeds of approximately $3.6 million. We have also granted 50,000 shares of restricted stock and we issued 273,729 shares of common stock to pay a portion of a special distribution. Refer to Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for details regarding the special distribution.
On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated Share Redemption Program (the “SRP”). The program was previously suspended, effective as of January 15, 2013. Under the SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase by us. For more information regarding our share redemption program, refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Share Redemption Program.” Cumulatively, through December 31, 2016, we have redeemed 475,194 shares of common stock sold in the Offering and/or the DRIP for approximately $3.7 million.
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
Our office is located at 66 Bovet Road, Suite 100, San Mateo, California 94402, and our main telephone number is (650) 343-9300.
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
Investment Portfolio
As of December 31, 2016, our portfolio included 12 properties, including two properties classified as held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 701,000 square feet of single and multi-tenant commercial retail space located in six states, which we purchased for an aggregate purchase price of approximately $105.5 million. Refer to Item 2, “Properties” for additional information on our portfolio. In addition to the properties, in 2015 we invested in two joint ventures with an institutional partner. These ventures acquired two portfolios comprising 19 properties and approximately 1,447,000 square feet. During the first quarter of 2016, we invested, through joint ventures, in two significant retail projects under development.
Borrowing Policies
We use, and may continue to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, real estate-related loans, and other real estate-related assets. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of our indebtedness. As of December 31, 2016, our aggregate outstanding indebtedness, excluding outstanding indebtedness included in liabilities related to assets held for sale, and including deferred financing costs, net of accumulated amortization, totaled approximately $54.3 million, or 41.3% of the book value of our total assets.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2016 and 2015, our borrowings were approximately 105.2% and 65.3%, respectively, of the value of our net assets as a result of acquisitions made during the year ended December 31, 2016.
Our Advisor uses its best efforts to obtain financing on the most favorable terms available to us and will seek to refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such an investment. The benefits of any such refinancing may include increased cash flow resulting from reduced debt service requirements, an increase in distributions from proceeds of the refinancing and an increase in diversification and assets owned if all or a portion of the refinancing proceeds are reinvested.
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
In June 2011, we acquired a debt obligation (the “Distressed Debt”) for $18 million under our prior advisor, TNP Strategic Retail Advisor, LLC. In October 2011, we received the underlying collateral (the “Collateral”) with respect to the Distressed Debt in full settlement of our debt claim (the “Settlement”). At the time of the Settlement, we received an independent valuation of the Collateral’s fair market value (“FMV”) of $27.6 million. The Settlement resulted in taxable income to us in an amount equal to the FMV of the Collateral less our adjusted basis for tax purposes in the Distressed Debt. Such income was not properly reported on our 2011 federal income tax return, and we did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules (the “2011 Underreporting”). We believe that we were able to rectify the 2011 Underreporting and avoid failing to qualify as a REIT by making a special distribution (the “Special Distribution”) to our stockholders in the form of cash and common shares. On November 4, 2015, we paid approximately $0.5 million in cash and issued 273,729 common shares with a value of approximately $1.8 million pursuant to the Special Distribution. On December 30, 2015, we paid an additional $0.1 million in cash to correct errors made by the third party transfer agent in connection with the November 4, 2015 payment pursuant to the Special Distribution. Although we believe the Special Distribution allowed us to maintain our qualification as a REIT, there can be no complete assurance in this regard.
Amounts paid as deficiency dividends should generally be treated as taxable income to our stockholders for U.S. federal income tax purposes in the year paid. Taxable stockholders who received the Special Distribution were therefore required to include the full amount of cash and common shares received pursuant to the Special Distribution as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes, as measured at that point in 2011. As a result, such stockholders have been required to pay income taxes with respect to such cash and common shares received pursuant to the Special Distribution in excess of the cash component of the Special Distribution.
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
On July 18, 2016, our board of directors approved an estimated value per share of our common stock of $6.36 per share based on (i) the estimated value of our real estate assets as of June 30, 2016 plus the estimated value of the our tangible other assets as of April 30, 2016 less the estimated value of the our liabilities as of April 30, 2016, divided by (ii) the number of shares and operating partnership units outstanding as of April 30, 2016. We provided this estimated value per share to assist broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under the rules of the Financial Industry Regulatory Authority (“FINRA”).
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
The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account developments in our portfolio since July 18, 2016. For a description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information”.
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
There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly, or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted the Amended and Restated SRP, but only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase under the Amended and Restated SRP and the number of shares to be redeemed under the Amended and Restated SRP is limited to the lesser of (i) a total of $2,000,000 (increased to $2,500,000 on October 5, 2016) for redemptions sought upon a stockholder’s death and a total of $1,000,000 for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should be prepared to hold your shares for an indefinite length of time.
You are limited in your ability to sell your shares of common stock pursuant to the Amended and Restated SRP. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid upon subscription.
The Amended and Restated SRP may provide you with an opportunity to have your shares of common stock redeemed by us. However, our share redemption program contains certain restrictions and limitations. Only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase under the Amended and Restated SRP. Further, we limit the number of shares to be redeemed under the Amended and Restated SRP to the lesser of (i) a total of $2,000,000 (increased to $2,500,000 on October 5, 2016) for redemptions sought upon a stockholder’s death and a total of $1,000,000 for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend or terminate the Amended and Restated SRP at any time. Therefore, you may not have the opportunity to make a redemption request prior to a potential termination of the Amended and Restated SRP and you may not be able to sell any of your shares of common stock back to us pursuant to the Amended and Restated SRP. Moreover, if you do sell your shares of common stock back to us pursuant to the Amended and Restated SRP, you may not receive the price you paid for any shares of our common stock being redeemed.
Distributions are not guaranteed, may fluctuate, and may constitute a return of capital or taxable gain from the sale or exchange of property.
From August 2009 to December 2012, our board of directors declared monthly cash distributions. Due to short-term liquidity issues and defaults under certain of our loan agreements, effective January 15, 2013, our board of directors determined to pay future distributions on a quarterly basis (as opposed to monthly). However, our board of directors did not declare or pay a distribution for the first three quarters of 2013. On December 9, 2013, our board of directors re-established a quarterly distribution that has continued through 2016. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions” for additional information regarding distributions.
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
We are dependent on our Advisor to manage our operations and our portfolio of real estate and real estate-related assets. Our Advisor depends on fees and other compensation that it receives from us in connection with the purchase, management and sale of assets to conduct its operations. Any adverse changes in the financial condition of our Advisor or our relationship with our Advisor could hinder our Advisor’s ability to successfully manage our operations and our portfolio of investments. If our Advisor is unable to provide services to us, we may spend substantial resources in identifying alternative service providers to provide advisory functions.
If we internalize our management functions, your interest in us could be diluted and we could incur other significant costs associated with being self-managed.
Our board of directors may decide in the future to internalize our management functions. If we do so, we may elect to negotiate the acquisition of our Advisor’s assets and personnel. At this time, we cannot anticipate the form or amount of consideration or other terms relating to any such acquisition. Such consideration could take many forms, including cash payments, promissory notes and shares of our common stock. The payment of such consideration could result in dilution of your interests as a stockholder and could reduce the earnings per share and funds from operations per share attributable to your investment.
Additionally, while we would no longer bear the costs of the various fees and expenses we pay to our Advisor under the Advisory Agreement, our direct expenses would include general and administrative costs, including legal, accounting and other expenses related to corporate governance, SEC reporting and compliance. We would also be required to employ personnel and would be subject to potential liabilities commonly faced by employers, such as workers disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances as well as incur the compensation and benefits costs of our officers and other employees and consultants that were being paid by our Advisor or its affiliates. We may issue equity awards to officers, employees and consultants, which awards would decrease net income and funds from operations and may further dilute your investment. We cannot reasonably estimate the amount of fees to our Advisor that we would save or the costs that we would incur if we became self-managed. If the expenses we assume as a result of an internalization are higher than the expenses we avoid paying to our Advisor, our earnings per share and funds from operations per share would be lower as a result of the internalization than they otherwise would have been, potentially decreasing the amount of funds available to distribute to our stockholders and the value of our shares.
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
Our cash and cash equivalents on hand are currently limited. In the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our investments or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real properties and other real estate-related assets, to expand our operations and make distributions to our stockholders will be adversely affected. Furthermore, if our liquidity were to become severely limited it could jeopardize our ability to continue as a going concern or to make the annual distributions required to continue to qualify as a REIT, which would adversely affect the value of our stockholders’ investment in us.
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
We may issue preferred stock or other classes of common stock, which could adversely affect the holders of our common stock.
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
An economic downturn in the United States may have an adverse impact on the retail industry generally. As a result, the retail industry may face reductions in sales revenues and increased bankruptcies. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn could result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants in the retail market which may make it difficult for us to fully lease our properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations.
Our properties consist of retail properties. Our performance, therefore, is linked to the market for retail space generally.
As of December 31, 2016, we owned 12 properties, including two properties held for sale, each of which is a retail property and the majority of which have multiple tenants. The joint ventures in which we have invested also own retail centers. The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our retail center is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.
Our retail tenants face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions.
Retailers at our current retail properties and at any retail property we may acquire in the future face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogs and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and funds available for distribution.
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
In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an “anchor tenant,” may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events at one of our properties or any retail property we may acquire in the future would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant at one of our properties or any retail property we may acquire in the future could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer of a lease to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease vacated space at one of our properties or any retail property we may acquire in the future to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant. As of December 31, 2016, excluding properties classified as held for sale, Ralph’s Grocery and Gold’s Gym, accounted for more than 10% of our annual minimum rent.
Two of our tenants account for a meaningful portion of the gross leasable area of our portfolio and/or our annual minimum rent, and the inability of either of these tenants to make their contractual rent payments to us could expose us to potential losses in rental revenue, expense recoveries, and percentage rent.
A concentration of credit risk may arise in our business when a nationally or regionally-based tenant is responsible for a substantial amount of rent in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. As of December 31, 2016, excluding properties classified as held for sale,  Ralph’s Grocery and Gold’s Gym accounted for more than 10% of our annual minimum rent.
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
We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2016, our aggregate borrowings did not exceed 300% of the value of our net assets. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
Interest we pay on our debt obligations will reduce cash available for distributions. If we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to make distributions to you. If we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments at times, which may not permit realization of the maximum return on such investments.
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
Federal Income Tax Risks
Our failure to continue to qualify as a REIT would subject us to federal income tax and reduce cash available for distribution to you.
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2009. We intend to continue to operate in a manner so as to continue to qualify as a REIT for federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at corporate rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to you or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.
From time-to-time, we may generate taxable income greater than our net income (loss) for GAAP. In addition, our taxable income may be greater than our cash flow available for distribution to you as a result of, among other things, investments in assets that generate taxable income in advance of the corresponding cash flow from the assets (for instance, if a borrower defers the payment of interest in cash pursuant to a contractual right or otherwise).
If we do not have other funds available in the situations described in the preceding paragraphs, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or find another alternative source of funds to make distributions sufficient to enable us to distribute enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity.
Because of the distribution requirement, it is unlikely that we will be able to fund all future capital needs, including capital needs in connection with investments, from cash retained from operations. As a result, to fund future capital needs, we likely will have to rely on third-party sources of capital, including both debt and equity financing, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital will depend upon a number of factors, including our current and potential future earnings and cash distributions.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.
Despite our qualification for taxation as a REIT for federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to you. For instance:

•
in order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to you.

•	to the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.

•
we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

•
if we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.

•
if we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, our gain would be subject to the 100% “prohibited transaction” tax.

•
any domestic taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.

•	we may be subject to tax on income from certain activities conducted as a result of taking title to collateral.

•	we may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities or liquidate otherwise attractive investments.
To continue to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to you at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 25% of the value of our gross assets (20% for tax years after 2017) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Our acquisition of debt or securities investments may cause us to recognize income for federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable federal income tax rules even though no cash payments may be received on such debt instrument on a current basis.
In the event a borrower with respect to a particular debt instrument encounters financial difficulty rendering it unable to pay stated interest as due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income. Similarly, we may be required to accrue interest income with respect to subordinate mortgage-backed securities at the stated rate regardless of when their corresponding cash payments are received.
In order to meet the REIT distribution requirements, it might be necessary for us to arrange for short-term, or possibly long-term borrowings, or to pay distributions in the form of our shares or other taxable in-kind distributions of property. We may need to borrow funds at times when the market conditions are unfavorable. Such borrowings could increase our costs and reduce the value of your investment. In the event in-kind distributions are made, your tax liabilities associated with an investment in our common stock for a given year may exceed the amount of cash we distribute to you during such year.
Complying with REIT requirements may limit our ability to hedge effectively.
The REIT provisions of the Internal Revenue Code may limit our ability to hedge our operations effectively. Our aggregate gross income from non-qualifying hedges, fees and certain other non-qualifying sources cannot exceed 5% of our annual gross income. As a result, we might have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. Any hedging income earned by a TRS would be subject to federal, state and local income tax at regular corporate rates. This could increase the cost of our hedging activities or expose us to greater risks associated with interest rate or other changes than we would otherwise incur.
Liquidation of assets may jeopardize our REIT qualification.
To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% prohibited transaction tax on any resulting gain if we sell assets that are treated as dealer property or inventory.
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but including loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for federal income tax purposes. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure you that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax. In addition, the IRS may attempt to ignore or otherwise recast such activities in order to impose a prohibited transaction tax on us, and there can be no assurance that such recast will not be successful.
We also may not be able to use secured financing structures that would create taxable mortgage pools, other than in a TRS or through a subsidiary REIT.
We may recognize substantial amounts of REIT taxable income, which we would be required to distribute to you, in a year in which we are not profitable under GAAP principles or other economic measures.
We may recognize substantial amounts of REIT taxable income in years in which we are not profitable under GAAP or other economic measures as a result of the differences between GAAP and tax accounting methods. For instance, certain of our assets will be marked-to-market for GAAP purposes but not for tax purposes, which could result in losses for GAAP purposes that are not recognized in computing our REIT taxable income. Additionally, we may deduct our capital losses only to the extent of our capital gains in computing our REIT taxable income for a given taxable year. Consequently, we could recognize substantial amounts of REIT taxable income and would be required to distribute such income to you, in a year in which we are not profitable under GAAP or other economic measures.
We may distribute our common stock in a taxable distribution, in which case you may sell shares of our common stock to pay tax on such distributions, and you may receive less in cash than the amount of the dividend that is taxable.
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the dividend as taxable income to the extent of our current and accumulated earnings and profits, as determined for federal income tax purposes. As a result, you may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) in order to continue to qualify as a REIT. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code and to avoid corporate income tax and the 4% excise tax. We may be required to make distributions to stockholders at times when it would be more advantageous to reinvest cash in our business or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Our qualification as a REIT could be jeopardized as a result of an interest in joint ventures or investment funds.
We may hold certain limited partner or non-managing member interests in partnerships or limited liability companies that are joint ventures or investment funds. If a partnership or limited liability company in which we own an interest takes or expects to take actions that could jeopardize our qualification as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. In addition, it is possible that a partnership or limited liability company could take an action which could cause us to fail a REIT gross income or asset test, and that we would not become aware of such action in time to dispose of our interest in the partnership or limited liability company or take other corrective action on a timely basis. In that case, we could fail to continue to qualify as a REIT unless we are able to qualify for a statutory REIT “savings” provision, which may require us to pay a significant penalty tax to maintain our REIT qualification.
Distributions paid by REITs do not qualify for the reduced tax rates that apply to other corporate distributions.
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 39.6% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change. Laws and rules governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.

Retirement Plan Risks
If the fiduciary of an employee benefit plan subject to ERISA (such as a profit sharing, Section 401(k) or pension plan) or an owner of a retirement arrangement subject to Section 4975 of the Internal Revenue Code (such as an IRA) fails to meet the fiduciary and other standards under ERISA or the Internal Revenue Code as a result of an investment in our stock, the fiduciary could be subject to penalties and other sanctions.
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:

•	the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;

•	the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;

•	the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;

•	the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;

•	the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;

•	our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•	the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of civil and criminal penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be undone. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.
If our assets are deemed to be plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on your investment and our performance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Property Portfolio
As of December 31, 2016, our property portfolio included 12 retail properties, including two properties classified as held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 701,000 square feet of single- and multi-tenant, commercial retail space located in six states. We purchased our properties for an aggregate purchase price of approximately $105.5 million. As of December 31, 2016 and 2015, there was approximately $33.8 million and approximately $39.8 million of indebtedness on our properties, respectively. As of December 31, 2016 and 2015, approximately 91% and 90% of our portfolio was leased (based on rentable square footage), respectively, with weighted-average remaining lease terms of approximately four years and five years, respectively.

(dollars in thousands)		Rentable Square Feet (1)	Percent Leased (2)	Effective Rent (3) (Sq. Foot)	Anchor Tenant	Date Acquired	Original Purchase Price (4)	Debt (5)
Property Name	Location
Cochran Bypass	Chester, SC	45,817	100%	$5.11	Bi-Lo Store	7/14/2011	$2,585	$1,486
Topaz Marketplace	Hesperia, CA	50,699	77%	24.70	n/a	9/23/2011	13,500	—
Morningside Marketplace	Fontana, CA	76,923	96%	16.24	Ralph's	1/9/2012	18,050	8,481
Ensenada Square	Arlington, TX	62,628	100%	7.49	Kroger	2/27/2012	5,025	2,941
Shops at Turkey Creek	Knoxville, TN	16,324	100%	27.33	n/a	3/12/2012	4,300	2,661
Florissant Marketplace	Florissant, MO	146,257	98%	9.83	Schnuck's	5/16/2012	15,250	8,708
400 Grove Street	San Francisco, CA	2,000	100%	60.00	n/a	6/14/2016	2,890	—
8 Octavia Street	San Francisco, CA	3,640	100%	26.15	n/a	6/14/2016	2,740	—
Fulton Shops	San Francisco, CA	3,758	100%	55.07	n/a	7/27/2016	4,595	—
450 Hayes	San Francisco, CA	3,724	100%	67.74	n/a	12/22/2016	7,567	—
		411,770					76,502	24,277

Properties Held for Sale
Pinehurst Square East	Bismarck, ND	114,102	97%	14.67	T J Maxx	5/26/2011	15,000	—
Woodland West Marketplace	Arlington, TX	175,258	74%	9.64	Randall's	2/3/2012	13,950	9,536
		289,360					28,950	9,536
		701,130					$105,452	$33,813

(1)	Square feet include improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of December 31, 2016.

(3)
Effective rent per square foot is calculated by dividing the annualized December 2016 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Pinehurst Square East and Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)
Debt represents the outstanding balance as of December 31, 2016, and excludes reclassification of approximately $0.2 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 8. “Notes Payable, Net” to our consolidated financial statements included in this Annual Report. As of December 31, 2016, the KeyBank credit facility principal balance of $23.4 million was secured by Pinehurst Square East, Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops and 450 Hayes. For information regarding recent draws under the Key Bank credit facility, see “– Recent Financing Transactions - KeyBank Credit Facility.”

Lease Expirations
The following table reflects the timing of tenant lease expirations at our properties, excluding properties held for sale, as of December 31, 2016 (dollar amounts in thousands):

Year of Expiration (1)	Number of Leases Expiring	Annualized Base Rent (2)	Percent of Portfolio Annualized Base Rent Expiring	Square Feet Expiring
2017	5	$198	3.9%	11,000
2018	7	786	15.4%	67,000
2019	5	589	11.5%	60,000
2020	10	502	9.8%	16,000
2021	15	1,430	28.0%	153,000
2022	3	776	15.2%	44,000
2023	1	248	4.9%	11,000
2024	1	23	0.5%	1,000
2025	1	29	0.6%	2,000
2026	2	84	1.6%	3,000
Thereafter	7	437	8.6%	27,000
Total	57	$5,102	100.0%	395,000

(1)	Represents the expiration date of the lease as of December 31, 2016, and does not take into account any tenant renewal options.

(2)
Annualized base rent represents annualized contractual base rent as of December 31, 2016. These amounts do not include other items such as tenant concession (e.g. free rent), percentage rent and expense recoveries.

 Based on our forecasts, the estimated market rents in 2017 are expected to be approximately 4.9% lower than the expiring rents in 2017, and the estimated market rents in 2018 are expected to be approximately 3.0% higher than the expiring rents in 2018.
Properties Under Development
As of December 31, 2016, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt (1)
Wilshire Property	Santa Monica, CA	November, 2017	12,500	$8,500
Gelson’s Property	Hollywood, CA	March, 2018	37,000	10,700
Total			49,500	$19,200

(1)	Debt excludes reclassification of approximately $0.1 million deferred financing costs, net, as a contra-liability.
Concentration of Credit Risk
A concentration of credit risk arises in our business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of our credit risk. As of December 31, 2016, excluding properties classified as held for sale, Ralph’s Grocery and Gold’s Gym, each accounted for more than 10% of our annual minimum rent. Ralph’s Grocery is a major supermarket chain in Southern California. Gold’s Gym is an American chain of international co-ed fitness centers originally started in California. No other tenant accounted for 10% or more of our annual minimum rent.

2016 Property Acquisitions
On June 14, 2016, we, through an indirect subsidiary, purchased a 100% ownership interest in two retail properties located in the Hayes Valley neighborhood at 400 Grove Street and 8 Octavia Street in San Francisco, California (the “San Francisco Properties”) from each of Octavia Gateway Holdings, LLC and Grove Street Hayes Valley, LLC, each a Delaware limited liability company and each a subsidiary of DDG Partners LLC. The sellers were not affiliated with us or the Advisor. The San Francisco Properties encompass four retail condominiums with an aggregate of 5,640 square feet of retail space. The aggregate purchase price of the San Francisco Properties was approximately $5.6 million subject to customary closing costs and proration adjustments. We funded the purchase price using borrowings under our Amended and Restated Credit Facility (“KeyBank Credit Facility”). Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Recent Financing Transactions” for details regarding the KeyBank Credit Facility.
On July 27, 2016, we purchased a 100% ownership interest in Fulton Street Shops located in San Francisco, California (“Fulton Shops”). The seller was not affiliated with us or the Advisor. Fulton Shops is comprised of five high-quality street retail condominiums with an aggregate of 3,758 square feet of retail space. The aggregate purchase price of Fulton Shops was approximately $4.6 million subject to customary closing costs and proration adjustments. We drew down $4.7 million on the KeyBank Credit Facility to fund this acquisition.
On December 22, 2016, in conjunction with the acquisition of the San Francisco Properties, we, through an indirect subsidiary, purchased a 100% ownership interest in certain property located in the Hayes Valley neighborhood at 450 Hayes Street in San Francisco, California (“450 Hayes”). The seller is not affiliated with us or our external advisor. 450 Hayes is comprised of two high-quality street retail condominiums with an aggregate of 3,724 square feet of retail space. The purchase price for 450 Hayes was approximately $7.6 million subject to customary closing costs and proration adjustments. We drew down $7.2 million on the KeyBank credit facility to fund this acquisition.
2016 Property Dispositions
On April 4, 2016, we consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, a portion of which was used to pay off the related $5.3 million mortgage loan and $3.0 million of which was used to pay down the line of credit under the KeyBank Credit Facility.
2016 Investments in Joint Ventures
On December 21, 2015, we, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of 3032 Wilshire Investors, LLC (the “Wilshire Joint Venture Agreement”) to form a joint venture (the “Wilshire Joint Venture”) with an institutional investor in order to purchase property for redevelopment.The purchase of the property took place on March 8, 2016.
On January 7, 2016, we, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of Sunset & Gardner Investors, LLC (the “Gelson’s Joint Venture Agreement”) to form a joint venture (the “Gelson’s Joint Venture”) with an institutional investor in order to purchase property for a build-to-suit grocery store. The purchase of the property took place on January 28, 2016.
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. MINE SAFETY DISCLSOURES
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
On July 18, 2016, our board of directors approved an estimated value per share of our common stock of $6.36 per share based on (i) the estimated value of our real estate assets as of June 30, 2016, plus the estimated value of our tangible other assets as of April 30, 2016, less the estimated value of our liabilities as of April 30, 2016, divided by (ii) the number of shares and operating partnership units outstanding as of April 30, 2016. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation with an effective date of April 30, 2016 was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013.
Our independent directors are responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was determined after consultation with the Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the board of directors, including all of its independent members. Stanger prepared individual appraisal reports (individually an “Appraisal Report”; collectively the “Appraisal Reports”), summarizing key inputs and assumptions, for 24 of the 29 properties in which we wholly owned or owned an interest in as of June 30, 2016 (the “Appraised Properties”). Stanger also prepared a net asset value report (the “NAV Report”) which estimates the net asset value per share of our stock as of April 30, 2016. The NAV Report relied upon: (i) the Appraisal Reports for the Appraised Properties; (ii) the book value as of April 30, 2016 for the Gelson’s Market and Wilshire properties (the “Development Properties”); (iii) the pending disposition price, per the executed purchase and sale agreement, less estimated transaction costs, as estimated by the Advisor, on the Buffalo Mall property (the “Pending Disposition Property”); (iv) the June 14, 2016 acquisition prices including transaction costs on the Grove and Octavia properties (the “Acquisition Price Properties”); (v) Stanger's estimated value of our mortgage loans payable and other debt; (vi) Stanger's valuation of our unconsolidated joint venture interests; and (vii) the Advisor's estimate of the value of our other assets and liabilities as of April 30, 2016, to calculate and recommend an estimated net asset value per share of our common stock as of April 30, 2016.
Upon the board of directors’ receipt and review of Stanger’s Appraisal Reports and NAV Report, and in light of other factors considered, the board of directors, including the independent directors, approved $6.36 per share as the estimated value of the Company’s common stock as of April 30, 2016, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of the Company’s estimated value per share as of April 30, 2016:
Strategic Realty Trust, Inc. and Subsidiaries
Estimated Value Per Share
(in thousands, except shares and per share amounts)
(unaudited)

Assets
Investments in real estate, net	$92,702
Properties under development and development costs	27,788
Cash and cash equivalents	1,994
Restricted cash	6,012
Prepaid expenses and other assets, net	507
Tenants receivables, net	642
Investments in unconsolidated joint ventures	7,742
Deferred costs and intangibles, net	568
Total assets	137,955

Liabilities
Notes payable and line of credit	(62,737)
Accounts payable and accrued expenses	(1,850)
Other liabilities	(615)
Total liabilities	(65,202)

Stockholders’ equity	$72,753

Shares and OP units outstanding	11,439,123

Estimated value per share	$6.36
Note: Investments in real estate, net and notes payable and line of credit both include a $5.9 million adjustment to the April 30, 2016 balance sheet to reflect the acquisition of the Acquisition Price Properties.
Methodology and Key Assumptions
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions and a process that is in compliance with the valuation guidelines established by the IPA.
FINRA’s current rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less our liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Stanger was selected by the Advisor and approved by our independent directors and board of directors to appraise the 24 Appraised Properties in which we wholly owned or owned an interest in with a valuation date of June 30, 2016. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of the Appraised Properties. The Appraisal Reports were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Each Appraisal Report was reviewed, approved and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the Appraisal Reports is subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing the Appraisal Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
Stanger collected reasonably available material information that it deemed relevant in appraising the Appraised Properties. Stanger relied in part on property-level information provided by the Advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements and/or lease abstracts; and (iii) information regarding recent or planned capital expenditures.
In conducting their investigation and analyses, Stanger took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant. Although Stanger reviewed information supplied or otherwise made available by us or the Advisor for reasonableness, they assumed and relied upon the accuracy and completeness of all such information and of all information supplied or otherwise made available to them by any other party and did not independently verify any such information. Stanger has assumed that any operating or financial forecasts and other information and data provided to or otherwise reviewed by or discussed with Stanger were reasonably prepared in good faith on bases reflecting the best currently available estimates and judgments of our management, board of directors and/or the Advisor. Stanger relied on us to advise them promptly if any information previously provided became inaccurate or was required to be updated during the period of their review.
In performing its analyses, Stanger made numerous other assumptions as of various points in time with respect to industry performance, general business, economic and regulatory conditions and other matters, many of which are beyond their control and our control. Stanger also made assumptions with respect to certain factual matters. For example, unless specifically informed to the contrary, Stanger assumed that we have clear and marketable title to each Appraised Property, that no title defects exist, that any improvements were made in accordance with law, that no hazardous materials are present or were present previously, that no significant deed restrictions exist, and that no changes to zoning ordinances or regulations governing use, density or shape are pending or being considered. Furthermore, Stanger’s analyses, opinions and conclusions were necessarily based upon market, economic, financial and other circumstances and conditions existing as of or prior to the date of the Appraisal Reports, and any material change in such circumstances and conditions may affect Stanger’s analyses and conclusions. The Appraisal Reports contain other assumptions, qualifications and limitations that qualify the analyses, opinions and conclusions set forth therein. Furthermore, the prices at which the Appraised Properties may actually be sold could differ from Stanger’s analyses.
Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations and similar transactions. We engaged Stanger to deliver the Appraisal Reports and the NAV Report and Stanger received compensation for those efforts. In addition, we have agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the three years prior to the date of this filing, Stanger has provided commercial real estate advisory services for us and has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Appraisal Report.
Although Stanger considered any comments received from us or the Advisor regarding the Appraisal Reports, the final appraised values of the Appraised Properties were determined by Stanger. The Appraisal Reports are addressed solely to us to assist us in calculating and recommending an updated estimated value per share of our common stock. The Appraisal Reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.
The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to the Appraisal Reports. All of the Appraisal Reports, including the analysis, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in each respective Appraisal Report.

Real Estate Valuation
As described above, we engaged Stanger to provide an appraisal of the Appraised Properties consisting of 24 of the 29 properties in our portfolio (including properties owned through joint ventures) as of June 30, 2016. In preparing the Appraisal Reports, Stanger, among other things:

•	performed a site visit to each Appraised Property;

•
interviewed our officers or the Advisor's personnel to obtain information relating to the physical condition of each Appraised Property, including known environmental conditions, the status of ongoing or planned property additions and reconfigurations, and other factors for such properties;

•	reviewed lease agreements for those properties subject to a long-term lease and discussed with us or the Advisor certain lease provisions and other factors with respect to each property; and

•
reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the Appraised Properties, including a search of real estate data sources and publications concerning real estate buyer's criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

Stanger appraised each of the Appraised Properties, using various methodologies including a direct capitalization analysis, discounted cash flow analyses and sales comparison approach, as appropriate, and relied primarily on the discounted cash flow analyses for the final valuations of each of the Appraised Properties. Stanger calculated the discounted cash flow value of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the Appraised Properties based on survey data adjusted for unique property and market-specific factors.
The Development Properties were included in the NAV Report at their respective book values as of April 30, 2016. The Pending Disposition Property was included in the NAV Report at its pending disposition price, per the executed purchase and sale agreement, less estimated transaction costs, as estimated by the Advisor. The Acquisition Price Properties were included in the NAV Report at their respective June 14, 2016 acquisition prices including transaction costs.
As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with such property.
As of June 30, 2016, in addition to the Acquisition Price Properties mentioned above, we wholly owned eight real estate assets. The total acquisition cost of these properties was approximately $81.7 million excluding acquisition fees and expenses. In addition, through June 30, 2016 we had invested approximately $1.3 million in capital and tenant improvements on these eight real estate assets since inception. As of June 30, 2016, the total appraised value of our wholly owned real estate properties was provided by Stanger using the appraisal methods described above was approximately $86.9 million. The total appraised real estate value as of June 30, 2016 compared to the total acquisition cost of our real estate properties plus subsequent capital improvements through June 30, 2016, resulted in an overall increase in the real estate value of approximately $3.9 million or approximately 4.71%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised value of the Appraised Properties:

	Range	Weighted Average
Terminal capitalization rate	6.25% - 9.75%	7.92%
Discount rate	6.75% - 13.00%	8.78%
Income and expense growth rate	3.00%	3.00%
Projection period	4.0 Years - 24.0 Years	10.1 Years
As of June 30, 2016, we owned an interest in three properties through a joint venture (the “Joint Venture Properties”) between our wholly owned subsidiary, Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P., and GLB SGO, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (the “Joint Venture”). Stanger valued the Joint Venture using the terms of the joint venture agreement relating to the allocation of the economic interests between us and our joint venture partners, as applied to a 10-year discounted cash flow analysis derived from the Appraisal Report of each of the Joint Venture Properties and the terms of liabilities encumbering the Joint Venture Properties and other fees and expenses of the Joint Venture. Our interest in the Joint Venture was included in the NAV Report based on a 15.0% discount rate applied to the projected cash flows. For more information regarding the Joint Venture, please see our Current Report on Form 8-K, filed with the SEC on March 17, 2015.

As of June 30, 2016, we owned an interest in fourteen properties through a joint venture between our wholly owned subsidiaries, MN Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P., and GLB SGO MN, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (the “MN Joint Venture”). The business plan for six of the 14 properties (herein referred to as the “Category A Properties” per the MN Joint Venture Agreement (as defined below) is to liquidate such properties within the next 12 months. The fair market value of our interest in the Category A Properties was estimated by:

1.	Utilizing the value of the Category A Properties that are owned by the MN Joint Venture based upon the Appraisal Reports for such properties as prepared by Stanger;

2.	Adding the other tangible assets allocated to the Category A Properties held by the MN Joint Venture;

3.
Deducting the tangible liabilities allocated to the Category A Properties, including any mortgage debt allocated to the Category A Properties, after considering mark-to-market adjustments on such mortgage debt; and

4.
Taking the resulting equity from the above steps relating to the Category A Properties and processing such equity through the agreement related to the MN Joint Venture (the “MN Joint Venture Agreement”) as it pertains to capital distribution allocations related to the Category A Properties to determine the amount of equity attributable to us.

The business plan for the remaining eight properties (herein referred to as the “Category B Properties” per the MN Joint Venture Agreement) in the MN Joint Venture is a long term hold. The fair market value of our interest in the Category B Properties was estimated by using the terms of the MN Joint Venture Agreement relating to the allocation of the economic interests between us and our joint venture partners, as applied to a 10-year discounted cash flow analysis derived from the Appraisal Report for each of the Category B Properties and the terms of liabilities encumbering the Category B Properties and other fees and expenses of the MN Joint Venture. Our interest in the Category B Properties was included in the NAV Report based on a 15.0% discount rate applied to the projected cash flows. For more information regarding the MN Joint Venture, please see our Current Report on Form 8-K, filed with the SEC on October 6, 2015.
While we believe that Stanger’s assumptions and inputs are reasonable, a change in these assumptions and inputs would significantly impact the calculation of the appraised value of the Appraised Properties and thus, the estimated value per share. The table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to the real estate properties referenced in the table above. Additionally, the table below illustrates the impact on the estimated value per share if the terminal capitalization rates or discount rates were adjusted by 5% in accordance with the IPA guidance:

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease 25 Basis Points	Increase 25 Basis Points	Decrease 5.0%	Increase 5.0%
Terminal capitalization rates	$0.10	$(0.17)	$0.18	$(0.24)
Discount rates	$0.10	$(0.18)	$0.23	$(0.30)
Notes Payable
Values for mortgage loans were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes (i.e. age, location, etc.). The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for our consolidated mortgage loans ranged from 2.94% to 10.15%.

As of April 30, 2016, Stanger’s estimate of fair value and carrying value of our consolidated notes payable were $56.9 million and $56.4 million, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 1.9 years, was approximately 6.8%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance (dollar amounts in thousands, except per share amounts):

	Adjustment to Discount Rates
	+25 Basis Points	-25 Basis Points	+5%	-5%
Estimated fair value	$56,577	$57,066	$56,551	$57,092
Weighted average discount rate	6.7%	6.2%	6.8%	6.2%
Change in value per share	$0.03	$(0.02)	$0.03	$(0.02)
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
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a shareholder would be able to resell his or her shares at this estimated value;

•	a shareholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize the Advisor and/or an independent valuation firm to update the estimated value per share in 2017, in accordance with the recommended IPA guidelines.
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
On August 7, 2015, the board of directors authorized the Special Distribution of approximately $2.2 million on our common stock as of the close of business on August 10, 2015 (the “Record Date”). The Special Distribution was payable in cash, common stock or a combination of cash and common stock to, and at the election of, the stockholders of record as of the Record Date, provided, however, that the total amount of cash payable to all stockholders in the Special Distribution was approximately $0.5 million (the “Cash Amount”), with the balance of the Special Distribution, or approximately $1.8 million (the “Share Amount”), payable in the form of shares of common stock. Stockholders who did not return an election form, or who otherwise failed to properly complete an election form, before the deadline, received their pro rata portion of the Special Dividend entirely in shares of common stock.
On November 4, 2015, we paid approximately $0.5 million in cash and issued 273,729 shares of common stock having a value of approximately $1.8 million pursuant to the Special Distribution. On December 30, 2015, we paid an additional $0.1 million in cash to correct errors made by the third party transfer agent in connection with the November 4, 2015 payment pursuant to the Special Distribution. Although we believe the Special Distribution allowed us to maintain our qualification as a REIT, there can be no complete assurance in this regard.
Stockholder Information
As of February 28, 2017, we had 10,938,245 shares of our common stock outstanding held by a total of approximately 3,067 stockholders. The number of stockholders is based on the records of our transfer agent.
Distributions
In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders. Our board of directors may authorize distributions in excess of those required for us to maintain REIT status depending on our financial condition and such other factors as our board of directors deems relevant. Some or all of our distributions have been paid, and in the future may continue to be paid, from sources other than cash flows from operations.
Under the terms of the Key Bank Credit Facility, we may pay distributions to our investors so long as the total amount paid does not exceed 100% of the cumulative Adjusted Funds From Operations provided, however, that we are not restricted from making any distributions necessary in order to maintain our status as a REIT. Our board of directors evaluates our ability to make quarterly distributions based on our operational cash needs.
The following tables set forth the quarterly distributions declared to our common stockholders and Common Unit holders for the years ended December 31, 2016 and 2015 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686
Second Quarter 2016	7/7/2016	7/29/2016	0.06	661	25	686
Third Quarter 2016	9/30/2016	10/31/2016	0.06	659	25	684
Fourth Quarter 2016	12/30/2016	1/31/2017	0.06	656	25	681
Total				$2,636	$101	$2,737

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06	$658	$26	$684
Second Quarter 2015	6/30/2015	7/30/2015	0.06	654	26	680
Third Quarter 2015	9/30/2015	10/31/2015	0.06	654	26	680
Fourth Quarter 2015	12/31/2015	1/30/2016	0.06	661	25	686
Total				$2,627	$103	$2,730

The tax composition of our distributions paid during the years ended December 31, 2016 and 2015, was as follows:

	2016	2015
Ordinary income	—%	42%
Capital gain	—	58
Return of capital	100	—
Total	100%	100%
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
The SRP provides that any request to redeem less than $5 thousand worth of shares will be treated as a request to redeem all of the stockholder’s shares. If we cannot honor all redemption requests received in a given quarter, all requests, including death and disability redemptions, will be honored on a pro rata basis. If we do not completely satisfy a redemption request in one quarter, we will treat the unsatisfied portion as a request for redemption in the next quarter when funds are available for redemption, unless the request is withdrawn. We may increase or decrease the amount of funding available for redemptions under the SRP on ten business days’ notice to stockholders. Shares submitted for redemption during any quarter will be redeemed on the penultimate business day of such quarter. The record date for quarterly distributions has historically been and is expected to continue to be the last business day of each quarter; therefore, shares that are redeemed during any quarter are expected to be redeemed prior to the record date and thus would not be eligible to receive the distribution declared for such quarter.
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

During the year ended December 31, 2016, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
January 2016	—	$—	—	$1,617,866
February 2016	—	—	—	1,617,866
March 2016	30,721	6.57	30,721	1,416,420
April 2016	—	—	—	1,416,420
May 2016	—	—	—	1,416,420
June 2016	8,147	6.57	8,147	1,363,049
July 2016	—	—	—	1,363,049
August 2016	—	—	—	1,363,049
September 2016	33,054	6.36	33,054	1,152,827
October 2016	—	—	—	1,152,827
November 2016	—	—	—	1,152,827
December 2016	37,369	6.36	37,369	915,158
Total	109,291		109,291

(1)	All of our purchases of equity securities during the year ended December 31, 2016 were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through December 31, 2016, the Company has redeemed 475,194 shares sold in its initial public offering and/or DRIP for $3.7 million.
Unregistered Sales of Equity Securities and Use of Offering Proceeds
During the year ended December 31, 2016, we did not issue any securities that were not registered under the Securities Act.
ITEM 6. SELECTED FINANCIAL DATA
Selected financial data has been omitted as permitted under rules applicable to smaller reporting companies.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included in this Annual Report. Also refer to “Forward Looking Statements” preceding Part I.
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
As of February 2013 when we terminated the initial public offering, we had accepted subscriptions for, and issued, 10,688,940 shares of common stock in the initial public offering for gross offering proceeds of approximately $104.7 million, and 391,182 shares of common stock pursuant to the DRIP for gross offering proceeds of approximately $3.6 million. We have also granted 50,000 shares of restricted stock and we issued 273,729 shares of common stock to pay a portion of a special distribution. Refer to Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for details regarding the special distribution.
On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated Share Redemption Program (the “SRP”). The program was previously suspended, effective as of January 15, 2013. For more information regarding our share redemption program, refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Share Redemption Program.” Cumulatively, through December 31, 2016, we have redeemed 475,194 shares of common stock sold in the Offering for approximately $3.7 million.
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
Beginning in December 2012 and ending upon execution of the Advisory Agreement, Glenborough performed certain services for us pursuant to a consulting agreement (“Consulting Agreement”).  We entered the Consulting Agreement to assist us with the process of transitioning to a new external advisor, as well as to provide other services.
Market Outlook - Real Estate and Real Estate Finance Markets
The investment market for retail property slowed in 2016 while occupancy and rental fundamentals continued to improve. According to data from Jones Lang LaSalle (“JLL”), sales of retail investment properties totaled $64.3 billion in 2016, down 18.7% from 2015. While sales volumes decreased, pricing increased with average cap rates of 4.4% down by 37 basis points from 2015. New supply remained in check, based on data from CoStar which saw deliveries of new space for the year of 52.1 million square feet which continues to track below the absorption of 88.5 million square feet helping to push down the vacancy rate approximately 50 basis points in 2016. The U.S retail vacancy rate at year end was 5.3% down from 5.8% at the end of 2015 according to CoStar. Solid rent growth for 2016 was reported with rents up 2.8% from a year ago according to JLL data and up 2.6% according to CoStar.
2016 Significant Events
Property Acquisitions

•
On June 14, 2016, we, through an indirect subsidiary, purchased a 100% ownership interest in two retail properties located in the Hayes Valley neighborhood at 400 Grove Street and 8 Octavia Street in San Francisco, California (the “San Francisco Properties”). The San Francisco Properties encompass four retail condominiums with an aggregate of 5,640 square feet of retail space. The aggregate purchase price of the San Francisco Properties was approximately $5.6 million subject to customary closing costs and proration adjustments. We funded the purchase price using borrowings under the KeyBank Credit Facility. Refer to Note 8. “Notes Payable, Net” to our consolidated financial statements included in this Annual Report on Form 10-K for details regarding the KeyBank Credit Facility.

•
On July 27, 2016, we purchased a 100% ownership interest in Fulton Street Shops located in San Francisco, California (“Fulton Shops”). Fulton Shops is comprised of five high-quality street retail condominiums with an aggregate of 3,758 square feet of retail space. The aggregate purchase price of Fulton Shops was approximately $4.6 million subject to customary closing costs and proration adjustments. We drew down $4.7 million on the KeyBank Credit Facility to fund this acquisition.

•
On September 8, 2016, we paid a deposit in the amount of approximately $0.2 million toward the acquisition of a 100% ownership interest in certain property located in the Hayes Valley neighborhood at 388 Fulton Street in San Francisco, California (“388 Fulton”). The deposit was included in prepaid expenses and other assets, net on the consolidated balance sheets. 388 Fulton is comprised of two leased commercial condominiums with an aggregate of 3,110 square feet of retail space. The purchase of this retail property closed on January 4, 2017. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events” for details.

•
On December 22, 2016, in conjunction with the acquisition of the San Francisco Properties, we, through an indirect subsidiary, purchased a 100% ownership interest in certain property located in the Hayes Valley neighborhood at 450 Hayes Street in San Francisco, California (“450 Hayes”). 450 Hayes is comprised of two high-quality street retail condominiums with an aggregate of 3,724 square feet of retail space. The aggregate consideration of 450 Hayes was approximately $7.6 million subject to customary closing costs and proration adjustments. We drew down $7.2 million on the KeyBank credit facility to fund this acquisition. Refer to Note 8. “Notes Payable, Net” to our consolidated financial statements included in this Annual Report on Form 10-K for details.

Property Disposition and Loan Pay-off

•
On April 4, 2016, we consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, a portion of which was used to pay off the related $5.3 million mortgage loan and $3.0 million of which was used to pay down the line of credit under our KeyBank Credit Facility.

Investments in Joint Ventures

•
On December 21, 2015, we, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of 3032 Wilshire Investors, LLC (the “Wilshire Joint Venture Agreement”) to form a joint venture (the “Wilshire Joint Venture”) with an institutional investor in order to purchase property for redevelopment.The purchase of the property took place on March 8, 2016.

•
On January 7, 2016, we, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of Sunset & Gardner Investors, LLC (the “Gelson’s Joint Venture Agreement”) to form a joint venture (the “Gelson’s Joint Venture”) with an institutional investor in order to purchase property for a build-to-suit grocery store. The purchase of the property took place in January 28, 2016.

Share Redemption under the Share Redemption Program

•
On August 10, 2016, the board of directors authorized our management to prepare and implement an amendment and restatement of the SRP (the “Second A&R SRP”) to revise the definition of disability under the SRP. The Second A&R SRP became effective August 26, 2016. Under the Second A&R SRP, a person is deemed to be disabled and therefore eligible to redeem shares pursuant to the Second A&R SRP if they are disabled pursuant to the definition of “disability” in the Internal Revenue Code of 1986, as amended, at the time that the person’s written redemption request is received by us. The other material terms of the Second A&R SRP are consistent with the terms of the First A&R SRP.

•
On October 5, 2016, the board of directors approved, pursuant to Section 3(a) of SRP, an additional $0.5 million of funds available for the redemption of shares in connection with the death of a stockholder.

•	During the year ended December 31, 2016, we redeemed 109,291 shares of common stock for $0.7 million under the SRP at an average price of $6.44 per share.
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
For leases with minimum scheduled rent increases, we recognize income on a straight-line basis over the lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis for leases results in reported revenue amounts which differ from those that are contractually due from tenants. If we determine that collectability of straight-line rents is not reasonably assured, we limit future recognition to amounts contractually owed and paid, and, when appropriate, establish an allowance for estimated losses.
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
We recognize gains or losses on sales of real estate in accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. Profits are not recognized until (1) a sale has been consummated; (2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (3) our receivable, if any, is not subject to future subordination; and (4) we have transferred to the buyer the usual risks and reward of ownership, and we do not have a substantial continuing involvement with the property.
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
Tenant improvement costs recorded as capital assets are depreciated over the tenant’s remaining lease term which we determined approximates the remaining useful life of the improvement.

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
Acquisition costs are expensed as incurred. Also included in transaction expense in the consolidated statements of operations are costs incurred in pursuit of targeted properties for acquisitions not yet closed or those determined to no longer be viable.
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
We did not record any impairment loss on our investments in real estate and related intangible assets during the years ended December 31, 2016 and 2015. Refer to Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the methodologies used to estimate fair value of the investments in real estate.
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

Fair Value Measurements
Under generally accepted accounting principles (“GAAP”), we are required to measure or disclose certain financial instruments at fair value on a recurring basis. In addition, we are required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

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
When available, we utilize quoted market prices or other observable inputs (Level 2 inputs), such as interest rates or yield curves, from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a non-binding quoted market price, observable inputs might not be relevant and could require us to use significant judgment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third-party. When we determine the market for an asset owned by us to be illiquid or when market transactions for similar instruments do not appear orderly, we use several valuation sources (including internal valuations, discounted cash flow analysis and quoted market prices) and establish a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measure fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets; or (ii) a present value technique that considers the future cash flows based on contractual obligations discounted by an observed or estimated market rates of comparable liabilities. The use of contractual cash flows with regard to amount and timing significantly reduces the judgment applied in arriving at fair value.
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
Our tax returns remain subject to examination and consequently, the taxability of our distributions is subject to change. During the year ended December 31 2015, we were subject to alternative minimum state/federal taxes totaling approximately $0.2 million. During the year ended December 31, 2016, we finalized our calculation of taxes owed for 2015, which was less than the recorded accrual, resulting in a reversal of approximately $0.1 million and payment of approximately $0.1 million. The amount of over accrual was immaterial. Also, in 2016, income taxes were estimated and accrued to represent taxes on our share, through the TRS, of the gains from the sales of certain SGO MN Joint Venture properties.
Portfolio Investments
As of December 31, 2016, our portfolio included:

•	Investments in two joint ventures, which own property under development in Los Angeles, California that are expected to comprise 49,500 square feet upon completion.

•
Investments in two joint ventures, which own, in aggregate, 13 retail centers, including 4 centers classified as held for sale, comprising an aggregate of approximately 742,000 square feet and located in five states.

•
Twelve retail properties, including two properties classified as held for sale, comprising an aggregate of approximately 701,000 square feet of single- and multi-tenant, commercial retail space located in six states.

Results of Operations
As of December 31, 2016 and 2015, approximately 91% and 90% of our 12 retail properties was leased (based on rentable square footage), respectively, with weighted-average remaining lease terms of approximately four years and five years, respectively. In 2016, there were three property acquisitions and one property disposition. In 2015, there were no property acquisitions and six property dispositions.
Leasing Information
Committed tenant improvement costs and leasing commissions for new leases during the year ended December 31, 2016 were $20.00 per square foot and $8.25 per square foot, respectively. Committed tenant improvement costs and leasing commissions for new leases during the year ended December 31, 2015 were $8.22 per square foot and $4.05 per square foot, respectively. The following table provides information regarding our leasing activity, excluding leasing activity in held for sale properties, for the year ended December 31, 2016.

Total Vacant Rentable Sq. Feet at	Lease Expirations in 2016	New Leases in 2016	Lease Renewals in 2016	Total Vacant Rentable Sq. Feet at	Tenant Retention Rate in
December 31, 2015	(Sq. Feet)	(Sq. Feet)	(Sq. Feet)	December 31, 2016	2016
27,000	23,000	6,000	18,000	26,000	78.3%

Comparison of the year ended December 31, 2016, versus the year ended December 31, 2015.
The following table provides summary information about our results of operations for the years ended December 31, 2016 and 2015 (amounts in thousands):

	Years Ended December 31,
	2016	2015	$ Change	% Change
Rental revenue and reimbursements	$10,476	$16,047	$(5,571)	(34.7)%
Operating and maintenance expenses	3,745	5,576	(1,831)	(32.8)%
General and administrative expenses	2,196	2,957	(761)	(25.7)%
Depreciation and amortization expenses	3,373	4,840	(1,467)	(30.3)%
Transaction expense	772	147	625	425.2%
Interest expense	2,212	5,459	(3,247)	(59.5)%
Operating loss	(1,822)	(2,932)	1,110	(37.9)%
Other income (loss), net	(40)	17,209	(17,249)	(100.2)%
Income taxes	(129)	(286)	157	(54.9)%
Net income (loss)	$(1,991)	$13,991	$(15,982)	(114.2)%
Our results of operations for the year ended December 31, 2016, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the year ended December 31, 2016, compared to the same period in 2015, was primarily due to the sale of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, Northgate Plaza, Moreno Marketplace and Summit Point in October 2015 and Bloomingdale Hills in April 2016. The sale of the three properties in March 2015 was completed in connection with the formation of the SGO Joint Venture (as described in Note 4. “Investments in Unconsolidated Joint Ventures” to the consolidated financial statements contained within this Annual Report on Form 10-K). The decrease was partially offset by revenue from the 2016 acquisitions of the San Francisco Properties, Fulton Shops and 450 Hayes.
Operating and maintenance expenses
The decrease in operating and maintenance expenses during the year ended December 31, 2016, compared to the same period in 2015, was primarily the result of the sales of properties, partially offset by acquisitions of new properties, as discussed above.
General and administrative expenses
The decrease in general and administrative expenses during the year ended December 31, 2016, compared to the same period in 2015 was primarily due to reduced legal costs of $0.3 million with the resolution in 2015 of the class action lawsuit and the corresponding $0.3 million write-off of the remaining unamortized directors and officers insurance policy that covered the settlement. Additionally, asset management fees declined by approximately $76 thousand in 2016 due to the 2015 and 2016 sales of properties, partially offset by acquisitions of new properties in 2016.
Depreciation and amortization expenses
The decrease in depreciation and amortization expenses during the year ended December 31, 2016, compared to the same period in 2015 was also attributed to the 2015 and 2016 sales of properties, partially offset by the acquisitions of new properties in 2016. The classification of Pinehurst and Woodland as held for sale during the fourth quarter of 2016 also contributed to the decrease in depreciation and amortization expenses.
Transaction expense
The increase in transaction expenses during the year ended December 31, 2016, compared to the same period in 2015 is primarily due to acquisition costs related to our investments in the San Francisco Properties, Fulton Shops and 450 Hayes. Refer to Note 3. “Real Estate Investments” to our consolidated financial statements included in this Annual Report on Form 10-K. Our portion of disposition fees related to sales of certain SGO MN Joint Venture properties also contributed to the increase in transaction expenses.

Interest expense
The decrease in interest expense during the year ended December 31, 2016, compared to the same period in 2015 was primarily due to loan pay-offs using the proceeds from the sales of Aurora Commons, Constitution Trail, and Osceola Village in March 2015, the sales of Northgate Plaza, Moreno Marketplace and Summit Point in October 2015, and the sale of Bloomingdale Hills in April 2016.
Other income (loss), net
Other loss, net for the year ended December 31, 2016, primarily consisted of approximately $1.0 million related to prepayment penalties on extinguishment of debt, as well as the write-off of unamortized loan fees related to the sale of Bloomingdale Hills in April 2016. This was partially offset by the gain on sale of Bloomingdale Hills of approximately $0.6 million. Other income, net for the year ended December 31, 2015, primarily consisted of the net gain of approximately $20.9 million gain resulting from the disposal of properties and was partially offset by an approximately $3.4 million loss resulting from the early extinguishment of debt associated with the disposed properties.
Income taxes
We have elected to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code. A TRS is subject to federal and state income taxes. For the year ended December 31, 2016, income taxes primarily include taxes on our share of the net gains from sales of certain SGO MN Joint Venture properties. This is partially offset by the reversal of an over accrual of estimated alternative minimum state/federal taxes, which was accrued and included in expenses as of December 31, 2015. The over accrual was determined to be immaterial and was the result of finalizing, in 2016, the calculation of taxes owed for 2015.
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
As of December 31, 2016, our cash and cash equivalents were approximately $3.1 million and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was approximately $4.7 million. For properties with lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2016 and 2015, our borrowings were approximately 105.2% and 65.3%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (amounts in thousands):

	Years Ended December 31,
	2016	2015	$ Change
Net cash provided by (used in):
Operating activities	$1,391	$1,764	$(373)
Investing activities	(38,585)	96,189	(134,774)
Financing activities	31,531	(92,371)	123,902
Net increase (decrease) in cash and cash equivalents	$(5,663)	$5,582

Cash Flows from Operating Activities
The decrease in cash flows from operating activities was primarily due to a decrease in operating losses combined with adjustments for non-cash items aggregating approximately $0.7 million, as well as an increase in accounts payable and accrued expenses in 2016 as compared to 2015 due to the consolidation of the variable interest entities (“VIEs”).
Cash Flows from Investing Activities
The change in cash flows from investing activities was primarily due to our investments in the Wilshire and Gelson’s Joint Ventures during the first quarter of 2016, consisting of land and building under development and development costs, of approximately $29.4 million, as well as our acquisitions of the San Francisco Properties in June 2016, our acquisition of the Fulton Shops in July 2016 and our acquisition of 450 Hayes in December 2016, which, in aggregate, consisted of land and buildings totaling $17.8 million. Cash flows from investing activities during the year ended December 31, 2015 consisted of proceeds of $103.1 million, before the pay down of debt, from the sale of Aurora Commons, Constitution Trail, Osceola Village, Moreno Marketplace, Northgate Plaza and Summit Point.
Cash Flows from Financing Activities
The change in cash flows from financing activities was primarily due to loan proceeds during the year ended December 31, 2016, of approximately $47.6 million in connection with our investments in the Wilshire and Gelson’s Joint Ventures and additional draws under Key Bank Credit Facility, compared to the pay down of debt in the amount of $86.4 million during the year ended December 31, 2015 resulting from the sales of Aurora Commons, Constitution Trail, Osceola Village, Moreno Marketplace, Northgate Plaza and Summit Point.
Short-term Liquidity and Capital Resources
Our principal short-term demand for funds is for the payment of operating expenses, the payment of principal and interest on our outstanding indebtedness and distributions. To date, our cash needs for operations have been covered from cash provided by property operations, the sales of properties and the sale of shares of our common stock. Due to the termination of our initial public offering on February 7, 2013, we may fund our short-term operating cash needs from operations, from the sales of properties and from debt.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, debt and sales of properties. Until the termination of our initial public offering on February 7, 2013, our cash needs for acquisitions were satisfied from the net proceeds of the public offering and from debt financings. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. Refer to Note 8. “Notes Payable, Net” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the maturity dates and terms of our outstanding indebtedness.
Recent Financing Transactions
KeyBank Credit Facility
The KeyBank Credit Facility was scheduled to mature on August 4, 2017. Effective February 15, 2017, the KeyBank Credit Facility was refinanced and the new maturity date is February 15, 2020. Refer to “Subsequent Events” for further details.We have the right to prepay the Credit Facility in whole at any time or in part from time to time, subject to the payment of certain expenses, costs or liabilities potentially incurred by the lenders as a result of the prepayment and subject to certain other conditions contained in the loan documents.
Each loan made pursuant to the Credit Facility is either a LIBOR rate loan or a base rate loan, at our election, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. We pay KeyBank an unused commitment fee, quarterly in arrears, which accrues at 0.30% per annum if the usage under the Credit Facility is less than or equal to 50% of the Facility Amount, and 0.20% per annum if the usage under the Amended and Restated Credit Facility is greater than 50% of the Facility Amount.
We are responsible for all of our obligations under the Credit Facility and all other loan documents in connection with the Credit Facility. We also paid Glenborough a financing coordination fee of approximately $0.3 million in connection with the KeyBank Credit Facility.

On August 4, 2014, as required by the Amended and Restated Credit Facility, the OP contributed 100% of its sole membership interest in SRT Constitution Trail, LLC, which owns the Constitution Trail property, to SRT Secured Holdings, LLC (“Secured Holdings”) (the “Constitution Transaction”). At the time, Secured Holdings was jointly owned by the OP and SRT Secured Holdings Manager, LLC (“SRT Manager”), an affiliate of Glenborough. Prior to the Constitution Transaction, the OP owned 88% of the membership interests in Secured Holdings and SRT Manager owned 12% of the membership interests in Secured Holdings. Following the Constitution Transaction, the OP owned 91.67% of the membership interests in Secured Holdings and SRT Manager owned 8.33% of the membership interests in Secured Holdings, which was derived based on the fair value of the properties as of the date of the contribution. In March 2015, Secured Holdings paid SRT Manager $2.1 million in full redemption of SRT Manager’s 8.33% membership interest in Secured Holdings.
During the years ended December 31, 2016 and 2015, the following transactions occurred under the KeyBank Credit Facility:

•
In connection with the sale of Constitution Trail and Aurora Commons to the SGO Joint Venture on March 11, 2015 (refer to Note 4. “Investment in Unconsolidated Joint Ventures” to our consolidated financial statements included in this Annual Report), we used a portion of the net proceeds from the sale of Constitution Trail to pay off the entire $19.0 million outstanding balance.

•
On October 29, 2015, we drew $4.0 million and used the loan proceeds, along with the proceeds from the sale of Moreno Marketplace and Northgate Plaza, to pay off a portion of the outstanding secured term loans. On November 2, 2015, we paid off the entire $4.0 million draw.

•
On March 7, 2016, we drew $6.0 million and used the proceeds to invest in the Wilshire Joint Venture. Refer to Note 5. “Variable Interest Entities” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

•
On April 4, 2016, we consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, $3.0 million of which was used to pay down the line of credit.

•
On June 9, 2016, we drew approximately $7.5 million, the majority of which was used to fund the purchase of the San Francisco Properties. Refer to Note 3. “Real Estate Investments” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

•
On July 25, 2016, we drew $4.7 million and used the majority of the proceeds to acquire the Fulton Shops. Refer to Note 3. “Real Estate Investments” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

•	On September 29, 2016, we drew $1.0 million to be used for working capital.

•	On October 7, 2016, we paid down $2.0 million.

•
On December 22, 2016, we drew $7.2 million and used the proceeds to acquire 450 Hayes. Refer to Note 3. “Real Estate Investments” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

•	On December 27, 2016, we drew $2.0 million to be used for working capital.
Mortgage Loans Secured by Properties Under Development
In connection with our investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property (as defined in Note 5, “Variable Interest Entities” to our consolidated financial statements included in this Annual Report on Form 10-K), we have consolidated borrowings of $8.5 million (the “Wilshire Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and 3032 Wilshire Investors, LLC (as the borrower). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly commencing on April 1, 2016. The loan matures on March 7, 2017, with an option to extend for two additional six-month periods, subject to certain conditions as stated in the loan agreement. All conditions to extensions were met, and on March 7, 2017, we exercised the option to extend the loan for six months. The new maturity date is September 7, 2017. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
In connection with our investment in the Gelson’s Joint Venture (as defined in Note 5, “Variable Interest Entities” to our consolidated financial statements included in this Annual Report on Form 10-K) and the acquisition of the Gelson’s Property, we have consolidated borrowings of $10.7 million (the “Gelson’s Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and Sunset and Gardner Investors, LLC (as the borrower). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly commencing on April 1, 2016. The loan matures on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met but we negotiated a six month extension of the term on January 27, 2017. The new maturity date is July 27, 2017. The loan is secured by, among other things, a lien on the Gelson’s development project and other collateral as defined in the loan agreement.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2016 and 2015, our total operating expenses did not exceed the 2%/25% Guidelines.
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
Under the terms of the Key Bank Credit Facility, we may pay distributions to our stockholders so long as the total amount paid does not exceed certain thresholds specified in the Key Bank Credit Facility provided; however, that we are not restricted from making any distributions necessary in order to maintain our status as a REIT. Our board of directors will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.
Some or all of our distributions have been paid, and in the future may continue to be paid, from sources other than cash flows from operations.
For a presentation of our quarterly distributions, not including Special Distributions, declared and paid to our common stockholders and holders of our common units and for information concerning the tax composition of our distributions paid, refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
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
On August 7, 2015, the board of directors authorized the Special Distribution of approximately $2.3 million on our common stock as of the close of business on August 10, 2015 (the “Record Date”). The Special Distribution was payable in cash, common stock or a combination of cash and common stock to, and at the election of, the stockholders of record as of the Record Date, provided, however, that the total amount of cash payable to all stockholders in the Special Distribution was approximately $0.5 million (the “Cash Amount”), with the balance of the Special Distribution, or approximately $1.8 million (the “Share Amount”), payable in the form of shares of common stock. Stockholders who did not return an election form, or who otherwise failed to properly complete an election form, before the deadline, received their pro rata portion of the Special Dividend entirely in shares of common stock.
On November 4, 2015, we paid approximately $0.5 million in cash and issued 273,729 shares of common stock having a value of approximately $1.8 million pursuant to the Special Distribution. On December 30, 2015, we paid an additional $0.1 million in cash to correct errors made by the third party transfer agent in connection with the November 4, 2015 payment pursuant to the Special Distribution. Although we believe the Special Distribution allowed us to maintain our qualification as a REIT, there can be no complete assurance in this regard.
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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Years Ended December 31,
FFO	2016	2015 (2)
Net income (loss) (1)	$(1,991)	$13,991
Adjustments:
Net income related to membership interest	—	(173)
Gain on disposal of assets	(640)	(20,764)
Adjustment to reflect FFO of unconsolidated joint ventures	322	480
Depreciation of real estate	2,516	3,482
Amortization of in-place leases and other intangibles	857	1,332
FFO attributable to common shares and Common Units	$1,064	$(1,652)

FFO per share and Common Unit	$0.09	$(0.15)

Weighted average common shares and units outstanding	11,433,573	11,392,509

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
Related Party Transactions and Agreements
We are currently party to the Advisory Agreement, pursuant to which the Advisor manages our business in exchange for specified fees paid for services related to the investment of funds in real estate and real estate-related investments, management of our investments and for other services. Refer to Note 12. “Related Party Transactions” to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the Advisory Agreement and other related party transactions, agreements and fees.

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the consolidated financial statements in this Annual Report on Form 10-K. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2016 and 2015, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.
Subsequent Events
KeyBank Credit Facility
Effective February 15, 2017, we entered into a Second Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank to increase the maximum aggregate commitment under the Credit Facility from $30.0 million to $60.0 million. The Amended and Restated Credit Facility matures on February 15, 2020.
On February 28, 2017, we paid off the $9.8 million mortgage loan related to Woodland West Marketplace with proceeds from the Amended and Restated Credit Facility.
Mortgage Loans Secured by Properties Under Development
On March 7, 2017, we exercised the option to extend the maturity date of the Wilshire loan for six months. The new maturity date is September 7, 2017.
On January 27, 2017, we exercised the option to extend the maturity date of the Gelson’s loan for six months. The new maturity date is July 27, 2017.
Distributions
On January 31, 2017, we paid a fourth quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of December 31, 2016, totaling approximately $0.7 million.
Sale of Held for Sale Properties
On January 6, 2017, we consummated the disposition of Pinehurst Square East for a sales price of approximately $19.2 million in cash. We used the net proceeds from the sale of Pinehurst Square East to repay a portion of the outstanding balance on the KeyBank Credit Facility.
On February 1, 2017, we, through an indirect subsidiary, entered into a Purchase and Sale Agreement with an unrelated third party purchaser (the “Purchaser”) for the sale of Woodland West Marketplace. The contractual sale price of Woodland West Marketplace is $14.6 million. Pursuant to the Purchase and Sale Agreement, the Purchaser would be obligated to purchase the property and we would be obligated to sell the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the sale.
Acquisitions
On January 11, 2017, we purchased 100% ownership interest in certain property located in Los Angeles, California, in the Silver Lake neighborhood (“Silver Lake”). The seller was not affiliated with us or our Advisor. Silver Lake is comprised of two boutique retail buildings totaling approximately 10,497 square feet of retail space. The aggregate purchase price of Silver Lake was approximately $13.3 million subject to customary closing costs and proration adjustments. We drew down $11.0 million on the KeyBank Credit Facility to fund this acquisition.
On January 4, 2017, we purchased a 100% ownership interest in 388 Fulton, located in the Hayes Valley neighborhood of San Francisco, California. The seller was not affiliated with us or our Advisor. 388 Fulton is comprised of two leased commercial condominiums with an aggregate of 3,110 square feet of retail space. The aggregate purchase price of 388 Fulton was approximately $4.5 million subject to customary closing costs and proration adjustments. We drew down $4.0 million on the KeyBank Credit Facility to fund this acquisition.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
As of the three months ended December 31, 2016, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2017 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
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
Audit Committee Financial Expert
The information required by this Item is incorporated by reference to the 2017 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND AMANGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2017 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K:
1.The list of financial statements contained herein is set forth on page F-1 hereof.
2.Financial Statement Schedules -

a.	Schedule III - Real Estate Operating Properties and Accumulated Depreciation is set forth beginning on page S-1 here of.

b.
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

3.The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Strategic Realty Trust, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Strategic Realty Trust, Inc. and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for the years then ended. Our audits of the consolidated financial statements included the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Strategic Realty Trust, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Moss Adams LLP
San Francisco, California
March 24, 2017

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31,
	2016	2015
ASSETS
Investments in real estate
Land	$15,510	$15,981
Building and improvements	47,810	56,158
Tenant improvements	2,307	3,676
	65,627	75,815
Accumulated depreciation	(8,163)	(10,068)
Investments in real estate, net	57,464	65,747
Properties under development and development costs
Land	25,851	—
Buildings	601	—
Development costs	4,377	—
Properties under development and development costs	30,829	—
Cash and cash equivalents	3,130	8,793
Restricted cash	4,728	2,693
Prepaid expenses and other assets, net	1,070	731
Tenant receivables, net of $38 and $39 bad debt reserve	1,269	1,664
Investments in unconsolidated joint ventures	4,761	6,902
Lease intangibles, net	3,825	4,290
Assets held for sale	24,157	9,769
Deferred financing costs, net	264	579
TOTAL ASSETS (1)	$131,497	$101,168
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$54,304	$34,052
Accounts payable and accrued expenses	2,955	2,261
Amounts due to affiliates	111	49
Other liabilities	461	704
Liabilities related to assets held for sale	22,182	6,909
Below-market lease liabilities, net	3,049	3,303
Deferred gain on sale of properties to unconsolidated joint venture	1,202	1,225
TOTAL LIABILITIES (1)	84,264	48,503
Commitments and contingencies (Note 14)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,938,245 and 11,037,948 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	111	111
Additional paid-in capital	96,032	96,684
Accumulated deficit	(50,676)	(46,124)
Total stockholders’ equity	45,467	50,671
Non-controlling interests	1,766	1,994
TOTAL EQUITY	47,233	52,665
TOTAL LIABILITIES AND EQUITY	$131,497	$101,168

(1)
As of December 31, 2016, includes approximately $32.8 million of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $19.9 million of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 5. “Variable Interest Entities”.

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2016	2015
Revenue:
Rental and reimbursements	$10,476	$16,047

Expense:
Operating and maintenance	3,745	5,576
General and administrative	2,196	2,957
Depreciation and amortization	3,373	4,840
Transaction expense	772	147
Interest expense	2,212	5,459
	12,298	18,979
Operating loss	(1,822)	(2,932)

Other income (loss):
Equity in income (loss) of unconsolidated joint ventures	132	(236)
Net gain on disposal of real estate	640	20,944
Other income (expense)	154	(134)
Loss on extinguishment of debt	(966)	(3,365)
Income (loss) before income taxes	(1,862)	14,277
Income taxes	(129)	(286)
Net income (loss)	(1,991)	13,991
Net income (loss) attributable to non-controlling interests	(75)	681
Net income (loss) attributable to common stockholders	$(1,916)	$13,310

Earnings (loss) per common share - basic and diluted	$(0.17)	$1.21

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	11,006,759	10,960,613
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except shares)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2014	10,969,714	$110	$96,279	$(54,451)	$41,938	$3,580	$45,518
Redemption of member interests	—	—	—	—	—	(2,102)	(2,102)
Redemption of common shares	(205,495)	(2)	(1,390)	—	(1,392)	—	(1,392)
Quarterly distributions	—	—	—	(2,627)	(2,627)	(165)	(2,792)
Special distribution	273,729	3	1,795	(2,356)	(558)	—	(558)
Net income	—	—	—	13,310	13,310	681	13,991
BALANCE — December 31, 2015	11,037,948	111	96,684	(46,124)	50,671	1,994	52,665
Conversion of OP units to common shares	9,588	—	52	—	52	(52)	—
Redemption of common shares	(109,291)	—	(704)		(704)		(704)
Quarterly distributions	—	—	—	(2,636)	(2,636)	(101)	(2,737)
Net loss	—	—	—	(1,916)	(1,916)	(75)	(1,991)
BALANCE — December 31, 2016	10,938,245	$111	$96,032	$(50,676)	$45,467	$1,766	$47,233
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(1,991)	$13,991
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on disposal of real estate	(640)	(20,944)
Loss on extinguishment of debt	966	3,365
Equity in (income) loss of unconsolidated joint ventures	(132)	236
Straight-line rent	(155)	(127)
Amortization of deferred costs and notes payable premium/discount	492	544
Depreciation and amortization	3,373	4,840
Amortization of above and below-market leases	(196)	(193)
Bad debt expense	53	15
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(339)	(31)
Tenant receivables	362	(89)
Accounts payable and accrued expenses	(108)	(254)
Amounts due to affiliates	62	48
Other liabilities	(258)	(1,048)
Net change in restricted cash for operational expenditures	(98)	1,411
Net cash provided by operating activities	1,391	1,764

Cash flows from investing activities:
Net proceeds from the sale of real estate	8,763	103,113
Acquisition of real estate	(17,792)	—
Investment in properties under development and development costs	(29,400)	—
Improvements, capital expenditures, and leasing costs	(492)	(845)
Investments in unconsolidated joint ventures	—	(7,630)
Issuance of note receivable	—	(7,000)
Distributions from unconsolidated joint ventures	2,273	492
Principal payment received on note receivable	—	7,000
Net change in restricted cash from investments in consolidated variable interest entities	(1,666)	—
Net change in restricted cash for capital expenditures	(271)	1,059
Net cash provided by (used in) investing activities	(38,585)	96,189

Cash flows from financing activities:
Redemption of member interests	—	(2,102)
Redemption of common shares	(704)	(1,392)
Quarterly distributions	(2,742)	(2,792)
Special distribution	—	(558)
Proceeds from notes payable	47,600	4,000
Repayment of notes payable	(10,976)	(86,362)
Payment of penalties associated with early repayment of notes payable	(839)	(2,964)
Payment of loan fees and financing costs	(808)	(201)
Net cash provided by (used in) financing activities	31,531	(92,371)

Net increase (decrease) in cash and cash equivalents	(5,663)	5,582
Cash and cash equivalents – beginning of year	8,793	3,211
Cash and cash equivalents – end of year	$3,130	$8,793

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$681	$688
Accrued liabilities capitalized to investment in development	640	—
Accrued mortgage note payable interest capitalized to investment in development	166	—
Amortization of deferred loan fees capitalized to investment in development	623	—
Cash paid for interest, net of amounts capitalized	1,517	5,796
Non-cash financing activity associated with stock distribution	—	1,798
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of December 31, 2016 and 2015, the Company owned 96.3% and 96.2%, respectively, of the limited partnership interests in the OP.
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
As of December 31, 2016, in addition to the development projects, the Company’s portfolio of properties was comprised of 12 properties, including two properties held for sale with approximately 701,000 rentable square feet of retail space located in six states. As of December 31, 2016, the rentable space at the Company’s retail properties was 91% leased.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-K and Regulation S-X.
The consolidated financial statements include the accounts of the Company, the OP, their direct and indirect owned subsidiaries, and the accounts of joint ventures that are determined to be variable interest entities for which the Company is the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows have been included.
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2016 and 2015, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 4, “Investments in Unconsolidated Joint Ventures” for additional information. As of December 31, 2016, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5, “Variable Interest Entities” for additional information.
Non-Controlling Interests
The Company’s non-controlling interests are comprised primarily of common units in the OP (“Common Units”) and, until its redemption on March 12, 2015, the membership interest in SRT Secured Holdings, LLC (“Secured Holdings”), one of the Company’s subsidiaries. The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) attributable to common stockholders on the consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in the Company’s results of operations when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at December 31, 2016 and 2015 qualified as permanent equity.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable (not including receivables on property held for sale), which is included in tenant receivables, net, on the consolidated balance sheets, was approximately $0.6 million at both December 31, 2016 and 2015.
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
The Company recognizes gains or losses on sales of real estate in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). Gains are not recognized and are deferred until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) the Company’s receivable, if any, is not subject to future subordination; and (d) the Company has transferred to the buyer the usual risks and reward of ownership, and the Company does not have a substantial continuing involvement with the property. As of both December 31, 2016 and 2015, deferred gain on the sale of properties to the SGO Joint Venture was approximately $1.2 million.
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
Concentration of Credit Risk
A concentration of credit risk arises in the Company’s business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by the Company. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Generally, the Company does not obtain security deposits from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. As of December 31, 2016, excluding properties classified as held for sale, Ralph’s Grocery and Gold’s Gym, each accounted for more than 10% of the Company’s annual minimum rent. As of December 31, 2016, there were no amounts outstanding from either Ralph’s Grocery or Gold’s Gym.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Properties Under Development
The initial cost of properties under development includes the acquisition cost of the property, direct development costs and borrowing costs directly attributable to the development. Borrowing costs associated with direct expenditures on properties under development are capitalized. The amount of capitalized borrowing costs is determined by reference to borrowings specific to the project, where relevant. Borrowing costs are capitalized from the commencement of the development until the date of practical completion. Practical completion is when the property is capable of operating in the manner intended by management. Capitalization of borrowing costs is suspended if there are prolonged periods when development activity is interrupted. Capitalized costs are reduced by any profits from incidental operations.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest on projects is based on interest rates in place during the development period, and is capitalized until the project is ready for its intended use. The amount of interest capitalized during the year ended December 31, 2016 was approximately $2.8 million.
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
The Company did not record any impairment losses during the years ended December 31, 2016 and 2015.
Assets Held for Sale and Discontinued Operations
When certain criteria are met, long-lived assets are classified as held for sale and are reported at the lower of their carrying value or their fair value, less costs to sell, and are no longer depreciated. For property sales on or after May 1, 2014, a disposal of a component of an entity is required to be reported as discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Refer to Note 3. “Real Estate Investments” for a discussion of property sales and discontinued operations.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Accounting for Investments in Unconsolidated Joint Ventures
The Company accounts for its current investments in unconsolidated joint ventures under the equity method of accounting. Under the equity method of accounting, the Company records its initial investment in a joint venture at cost and subsequently adjusts the cost for the Company’s share of the joint venture’s income or loss and cash contributions and distributions each period. Refer to Note 4. “Investments in Unconsolidated Joint Ventures” for a discussion of the Company’s investments in joint ventures.
The Company monitors its investments in unconsolidated joint ventures periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2016 and 2015.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In 2016, income taxes primarily represent taxes on the Company’s share of the gains from the sales of certain SGO MN Joint Venture properties.
In 2015, the Company estimated it could owe alternative minimum state/federal taxes totaling approximately $0.2 million and this amount was accrued and included in expense as of December 31, 2015. During the year ended December 31, 2016, the Company finalized its calculation of taxes owed for 2015, which was less than the recorded accrual, resulting in a reversal of approximately $0.1 million and payment of approximately $0.1 million. The amount of over accrual was considered immaterial by the Company.
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
As of December 31, 2016, in respect to the Company’s adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), the Company classified deferred financing costs, net of accumulated amortization, as a contra-liability to notes payable on the consolidated balance sheet. ASU 2015-03 requires retrospective application, wherein the balance sheet of each period presented should be adjusted to reflect the effects of the new guidance. Accordingly, for comparative purposes herein, the Company reclassified the December 31, 2015 balance of $0.3 million of deferred financing costs, net of accumulated amortization, as a contra-liability to notes payable in the consolidated balance sheet, and $0.1 million of deferred financing costs, net of accumulated amortization, as a contra-liability to liabilities held for sale on the consolidated balance sheet.
Newly Adopted Accounting Pronouncements
The Company adopted ASU 2015-03 on a retrospective basis, effective with the quarter ended March 31, 2016. The amendments in ASU 2015-03 require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is limited to the presentation of debt issuance costs and does not affect the recognition and measurement of debt issuance costs. The adoption of ASU 2015-03 changes the presentation of debt issuance costs as the Company presents debt issuance costs as deferred financing costs, net on the accompanying consolidated balance sheets. ASU 2015-03 does not address how debt issuance costs related to line-of-credit arrangements should be presented on the balance sheet or amortized. Given this absence of authoritative guidance within ASU 2015-03, the FASB issued ASU 2015-15, Interest – Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting, which clarifies that the SEC Staff would

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Effective January 1, 2016, the Company presents deferred financing costs, net, as a contra-liability in periods when there is an associated debt liability on the balance sheet, rather than as a deferred asset. If no associated debt liability is recorded on the balance sheet, deferred financing costs are presented as a deferred asset. The adoption of ASU 2015-03 did not have a material impact on the Company’s consolidated financial statements.
The Company adopted ASU No. 2015-16, Business Combinations (Topic 805), Simplifying the Accounting for Measurement-Period Adjustment (“ASU 2015-16”) effective with the quarter ended March 31, 2016. The amendments in ASU 2015-16 require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Further, the acquirer is required to record, in the financial statements for the same period, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Entities must also present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current period earnings by the line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance should be applied prospectively and early adoption is permitted. The adoption of ASU 2015-16 had no impact on the Company’s consolidated financial statements.
The Company adopted ASU No. 2014-15, Presentation of Financial Statements – Going Concern (“ASU No. 2014-15”). ASU No. 2014-15 effective with the quarter ended December 31, 2016. The amendments in ASU 2014-15 provide guidance regarding management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The new guidance requires that management evaluate for each annual and interim reporting period whether conditions exist that give rise to substantial doubt about the entity’s ability to continue as a going concern within one year from the financial statement issuance date, and if so, provide related disclosures. Disclosures are only required if conditions give rise to substantial doubt, whether or not the substantial doubt is alleviated by management’s plans. No disclosures are required specific to going concern uncertainties if an assessment of the conditions does not give rise to substantial doubt. Substantial doubt exists when conditions and events, considered in the aggregate, indicate that it is probable that a company will be unable to meet its obligations as they become due within one year after the financial statement issuance date. The Company has performed an annual assessment of its ability to continue as a going concern and concluded no additional disclosures are required.
Recent Accounting Pronouncements
The FASB issued the following ASUs which could have potential impact to the Company’s consolidated financial statements:
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist reporting entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. ASU 2017-01 should be applied prospectively on or after the effective date, and no disclosures are required at transition. The Company elected to early adopt ASU 2017-01 for the reporting period beginning January 1, 2017.  As a result of adopting ASU 2017-01, the Company’s acquisitions of properties beginning January 1, 2017 could qualify as asset acquisitions (as opposed to business combinations).  Therefore, transaction costs associated with asset acquisitions will be capitalized, while transaction costs associated with business combinations will continue to be expensed as incurred.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends (Topic 230), Statement of Cash Flows (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 will require adoption using a retrospective transition method. The adoption will not have a material effect on the Company’s consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810), Interests Held through related Parties That Are under Common Control (“ASU 2016-17). ASU 2016-17 changes how a reporting entity that is a single decision maker of a variable interest entity should treat indirect interest in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted, including adoption in an

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

interim period. ASU 2016-17 will require adoption using the retrospective transition method beginning with the fiscal year in which the amendments in ASU No. 2015-02 were initially applied. The adoption of ASU 2016-17 is not expected to have an impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 will require adoption on a retrospective basis. The Company is currently evaluating the impact the application of ASU 2016-15 will have on its consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively defers the adoption of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may apply either a full retrospective or a modified retrospective approach to adopt this guidance. In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-09 and ASU No. 2016-12, which provide interpretive clarifications on the new guidance in Topic 606. As the Company’s revenues are primarily generated through leasing arrangements, which are scoped out of this standard, the Company does not expect the adoption of ASU 2014-09 to have a significant impact on its financial statements.
3. REAL ESTATE INVESTMENTS
Acquisition of Properties
On June 14, 2016, the Company, through an indirect subsidiary, purchased a 100% ownership interest in two retail properties located in the Hayes Valley neighborhood at 400 Grove Street and 8 Octavia Street in San Francisco, California (the “San Francisco Properties”) from each of Octavia Gateway Holdings, LLC and Grove Street Hayes Valley, LLC, each a Delaware limited liability company and each a subsidiary of DDG Partners LLC. The sellers were not affiliated with the Company or the Advisor. The San Francisco Properties encompass four retail condominiums with an aggregate of 5,640 square feet of retail space. The aggregate purchase price of the San Francisco Properties was approximately $5.6 million subject to customary closing costs and proration adjustments. The Company funded the purchase price using borrowings under the Amended and Restated Credit Facility (“KeyBank Credit Facility”). Refer to Note 8. “Notes Payable, Net” for details.
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
On September 8, 2016, the Company paid a deposit in the amount of approximately $0.2 million toward the acquisition of a 100% ownership interest in certain property located in the Hayes Valley neighborhood at 388 Fulton Street in San Francisco, California (“388 Fulton”). The deposit was included in prepaid expenses and other assets, net on the consolidated balance

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

sheets. The seller is not affiliated with the Company or the Advisor. 388 Fulton is comprised of two leased commercial condominiums with an aggregate of 3,110 square feet of retail space. The purchase of this retail property closed on January 4, 2017. Refer to Note 15. “Subsequent Events” for details.
On December 22, 2016, in conjunction with the acquisition of the San Francisco Properties, (as defined below), the Company, through an indirect subsidiary, purchased a 100% ownership interest in certain property located in the Hayes Valley neighborhood at 450 Hayes Street in San Francisco, California (“450 Hayes”). The seller is not affiliated with the Company or its external advisor. 450 Hayes is comprised of two high-quality street retail condominiums with an aggregate of 3,724 square feet of retail space. The aggregate consideration of 450 Hayes was approximately $7.6 million subject to customary closing costs and proration adjustments. The Company drew down $7.2 million on the KeyBank Credit Facility to fund this acquisition. Refer to Note 8. “Notes Payable, Net” for details.
The following table summarizes the estimated fair values of the acquired tangible and intangible assets and assumed liabilities as of the acquisition date (amounts in thousands):

	San Francisco Properties	Fulton Shops	450 Hayes
Land	$1,737	$1,187	$2,324
Building and improvements	3,660	3,254	5,009
Lease intangibles, net	376	257	410
Below-market lease liabilities, net	(143)	(103)	(176)
Estimated fair value of net assets acquired	$5,630	$4,595	$7,567
Lease intangibles and below-market lease liabilities generally relate to commercial leases. As of December 31, 2016, the remaining weighted-average amortization periods of lease intangibles and below-market lease liabilities related to the acquired properties were 11.4 years and 11.2 years, respectively.
For the year ended December 31, 2016, the Company incurred $0.7 million of acquisition-related costs. These costs are included in transaction expenses in the consolidated statements of operations. For the year ended December 31, 2016, the Company recognized $0.4 million of total revenues and $0.3 million of operating expenses from these properties.
The Company did not make any property acquisitions during the year ended December 31, 2015.
2016 Sale of Properties
On April 4, 2016, the Company consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, a portion of which was used to pay off the related $5.3 million mortgage loan and $3.0 million of which was used to pay down the line of credit under the KeyBank Credit Facility. The sale of the property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and its results of operations were not reported as discontinued operations on the Company’s consolidated financial statements. The disposition of Bloomingdale Hills resulted in a gain of $0.6 million, which was included on the Company’s consolidated statement of operations. The Company’s consolidated statements of operations include net operating income of approximately $69 thousand for the year ended December 31, 2016, and approximately $0.1 million for the year ended December 31, 2015.
2015 Sale of Properties
During the year ended December 31, 2015, the Company sold the following six properties (amounts in thousands):

Property	Location	Sale Date	Gross Sales Price
Osceola Village (1)	Kissimmee, Florida	3/11/2015	$22,000
Constitution Trail	Normal, Illinois	3/11/2015	23,100
Aurora Commons	Aurora, Ohio	3/11/2015	8,500
Moreno Marketplace	Moreno Valley, CA	10/29/2015	19,400
Northgate Plaza	Tucson, AZ	10/29/2015	12,800
Summit Point	Fayetteville, GA	10/30/2015	19,600
Total			$105,400

(1)	The original purchase price for Osceola Village included an additional pad which was sold for approximately $0.9 million prior to this transaction.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The sales of the six properties did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and, as a result, were not included in discontinued operations for the year ended December 31, 2015. The Company’s consolidated statements of operations include net operating income of approximately $0.1 million for the year ended December 31, 2015, relating to the results of operations for the six sold properties.
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
Assets Held for Sale and Liabilities Related to Assets Held for Sale
At December 31, 2016, Pinehurst Square East, located in Bismarck, North Dakota, and Woodland West Marketplace, located in Arlington, Texas, were classified as held for sale in the consolidated balance sheet. Since the sale of these properties does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of these properties were not reported as discontinued operations on the Company’s financial statements. The Company intends to use the net proceeds from the sale of Pinehurst Square East to repay a portion of the outstanding balance on the KeyBank Credit Facility. The Company intends to use part of the net proceeds from the sale of Woodland West Marketplace to retire the outstanding debt associated with this property, with the remainder to be added to working capital. The Company anticipates the sales of both Pinehurst Square East and Woodland West Marketplace will occur within one year from December 31, 2016. The Company’s consolidated statements of operations include net operating income of approximately $0.7 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively, related to the assets held for sale.
At December 31, 2015, the Bloomingdale Hills property was classified as held for sale in the consolidated balance sheet. As previously discussed, on April 4, 2016, the Company consummated the disposition of Bloomingdale Hills.
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets are as follows (amounts in thousands):

	December 31,
	2016	2015
ASSETS
Investments in real estate
Land	$5,718	$4,718
Building and improvements	20,261	4,697
Tenant improvements	1,283	499
	27,262	9,914
Accumulated depreciation	(4,257)	(891)
Investments in real estate, net	23,005	9,023
Prepaid expenses and other assets, net	—	16
Tenant receivables, net	135	36
Lease intangibles, net	1,017	694
Assets held for sale	$24,157	$9,769
LIABILITIES
Notes payable	$21,783	$5,268
Below-market lease intangibles, net	399	1,625
Other liabilities	—	16
Liabilities related to assets held for sale	$22,182	$6,909
Amounts above are being presented at their carrying value which the Company believes to be lower than their estimated fair value less costs to sell.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
SGO Joint Venture
Entry into SGO Joint Venture Agreement
On March 11, 2015, the Company, through a wholly-owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisition Venture, LLC (the “SGO Agreement”) to form a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P. (“Oaktree”), and GLB SGO, LLC, a wholly-owned subsidiary of Glenborough Property Partners, LLC (“GPP” and together with the Company and Oaktree, the “SGO Members”). GPP is an affiliate of the Company’s property manager, Glenborough, and an affiliate of the Advisor. The joint venture obtained a $34.0 million non-recourse mortgage loan from an unaffiliated third-party lender to purchase the properties.
The SGO Agreement provides for the ownership and operation of SGO Retail Acquisition Venture, LLC (the “SGO Joint Venture”), in which the Company owns a 19% interest, GPP owns a 1% interest, and Oaktree owns an 80% interest. In exchange for ownership in the SGO Joint Venture, the Company contributed $4.5 million to the SGO Joint Venture, which amount was credited against the sale of the Initial SGO Properties (as defined below) to the Joint Venture (as described below), GPP contributed $0.2 million to the SGO Joint Venture, and Oaktree contributed $19.1 million to the SGO Joint Venture. The Company advanced $7.0 million to Oaktree to finance Oaktree’s capital contribution to the SGO Joint Venture in exchange for a recourse demand note from Oaktree at a rate of 7% interest. The Company had the right to call back the advanced funds upon 12 days written notice. As of December 31, 2015, the entire $7.0 million note from Oaktree had been paid off.
Pursuant to the SGO Agreement, GPP manages and conducts the day-to-day operations and affairs of the SGO Joint Venture, subject to certain major decisions set forth in the SGO Agreement that require the consent of at least two members, one of whom must be Oaktree. Income, losses and distributions will generally be allocated based on the members’ respective ownership interests. Additionally, in certain circumstances described in the SGO Agreement, the SGO Members may be required to make additional capital contributions to the SGO Joint Venture, in proportion to the SGO Members’ respective ownership interests.
Pursuant to the SGO Agreement, the SGO Joint Venture pays GPP a monthly asset management fee equal to a percentage of the aggregate investment value of the property owned by the SGO Joint Venture in the preceding month. In addition, if Oaktree has received a 12% internal rate of return on its capital contribution, then promptly following the sale of the last of the Initial SGO Properties, the SGO Joint Venture will pay GPP a disposition fee equal to 1% of the aggregate net sales proceeds received by the SGO Joint Venture from the sales of the Initial SGO Properties.
The SGO Joint Venture makes distributions of net cash flow to the SGO Members no less than quarterly, if appropriate. Distributions are pro rata to the SGO Members in proportion to their respective ownership interests in the SGO Joint Venture until the SGO Members have received a 12% internal rate of return on their capital contribution. Thereafter distributions will be 5% to the Company, 5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO Member’s respective ownership interests in the SGO Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 17% internal rate of return on its capital contribution and a 1.5 equity multiple on its capital contribution. Distributions will then be 12.5% to the Company, 5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO Member’s respective ownership interests in the SGO Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 22% internal rate of return on its capital contribution and a 1.75 equity multiple on its capital contribution (the “SGO Promoted Returns”). Distributions will then be 20% to the Company, 5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO Member’s respective ownership interests in the SGO Joint Venture. The portion of the SGO Promoted Returns payable to GPP are referred to herein as the “GPP SGO Incentive Fee.” The portion of the SGO Promoted Returns payable to the Company are referred to herein as the Company’s “SGO Earn Out.” As a part of the negotiations for the SGO Joint Venture, Glenborough agreed to reduce certain property management and related charges payable by the SGO Joint Venture from levels that were in place for these assets when held by the Company; the GPP SGO Incentive Fee was implemented in order to provide GPP and its affiliates with an opportunity to recoup those reductions should the SGO Joint Venture assets perform well financially.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The closing of the sale was conditioned on the SGO Joint Venture issuing the Company a 19% membership interest and GPP a 1% membership interest in the SGO Joint Venture. The cash sale price for the Initial Properties was $22.0 million for Osceola Village, $23.1 million for Constitution Trail, and $8.5 million for Aurora Commons. Gross proceeds from the sale totaled $53.6 million of which $36.4 million was used to retire the notes payable balances associated with the Initial Properties, and $4.5 million was credited against the Company’s proceeds from the sale of the Initial Properties to the SGO Joint Venture and served as its capital contribution to the SGO Joint Venture.  As discussed above, another $7.0 million was loaned to Oaktree on a short-term demand note basis to enhance the Company’s short-term returns related to the proceeds of the SGO Joint Venture. As of December 31, 2015, the entire $7.0 million note from Oaktree had been paid off.
Due to the related party membership interests in the SGO Joint Venture, the sale of the Initial Properties was considered a partial sale in accordance with ASC Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales. The related party interests consist of the Company’s 19% and GPP’s 1% membership interests in the SGO Joint Venture. As a result, the Company deferred $1.2 million, representing 20%, of the total realized gain from the sale of the Initial Properties to the SGO Joint Venture. During the year ended December 31, 2016, the SGO Joint Venture completed the sale of Constitution Trail. As a result of the sale, the Company recognized approximately $23 thousand, of the previously deferred gain that is mentioned above.
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
On September 30, 2015, the SGO MN Joint Venture used the capital contributions of the SGO MN Members, together with the proceeds of a loan from Bank of America, NA in the amount of $50.5 million, to acquire 14 retail properties located in Minnesota, North Dakota and Nebraska (the “SGO MN Properties”) from a subsidiary of IRET Properties, L.P., a subsidiary of Investors Real Estate Trust (“IRET”), for a total purchase price of $79.0 million. Subsequently, the SGO MN Joint Venture purchased an additional two retail properties in Minnesota from IRET for a purchase price of $1.6 million, one transaction closed on December 23, 2015 and the other on January 8, 2016. In 2016, the SGO MN Joint Venture sold six of the properties and distributed the net sales proceeds, after required reduction of debt, to the SGO MN Members.
Pursuant to the SGO MN Agreement, GPP manages and conducts the day-to-day operations and affairs of the SGO MN Joint Venture, subject to certain major decisions set forth in the SGO MN Agreement that require the consent of at least two of the SGO MN Members, one of whom must be Oaktree. Income, losses and distributions are generally allocated based on the SGO MN Members’ respective ownership interests. Additionally, in certain circumstances described in the SGO MN Agreement, the SGO MN Members may be required to make additional capital contributions to the SGO MN Joint Venture, in proportion to the Members’ respective ownership interests.
Pursuant to the SGO MN Agreement, the SGO MN Joint Venture pays GPP a monthly asset management fee equal to a percentage of the aggregate investment value of the property owned by the SGO MN Joint Venture in the preceding month. In addition, if Oaktree has received a 12% internal rate of return on its capital contribution, then promptly following the sale of the last of the SGO MN Properties, the SGO MN Joint Venture will pay GPP a disposition fee equal to one percent of the aggregate net sales proceeds received by the SGO MN Joint Venture from the sales of the SGO MN Properties.
The SGO MN Joint Venture makes distributions of net cash flow to the SGO MN Members no less than quarterly, if appropriate. Distributions are pro rata to the SGO MN Members in proportion to their respective ownership interests in the SGO MN Joint Venture until the SGO MN Members have received a 12% internal rate of return on their capital contribution. Thereafter distributions will be 10% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO MN Member’s respective ownership interests in the SGO MN Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 17% internal rate of return on its capital

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

contribution and a 1.5 equity multiple on its capital contribution. Distributions will then be 17.5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO MN Member’s respective ownership interests in the SGO MN Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 22% internal rate of return on its capital contribution and a 1.75 equity multiple on its capital contribution (the “Promoted Returns”). Distributions will then be 25% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO MN Member’s respective ownership interests in the SGO MN Joint Venture. The portion of the Promoted Returns payable to GPP are referred to herein as the “GPP Incentive Fee.” As a part of the negotiations for the SGO MN Joint Venture, Glenborough agreed to certain reduced property management and related charges payable by the SGO MN Joint Venture; the GPP Incentive Fee was implemented in order to provide GPP and its affiliates with an opportunity to recoup those reductions should the SGO MN Joint Venture assets perform well financially.
The following table summarizes the Company’s investments in, and share of income/loss from investments in, unconsolidated joint ventures as of December 31, 2016, and December 31, 2015 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$3,052	$4,098
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	1,709	2,804
Total				$4,761	$6,902

				Year Ended
				December 31, 2016	December 31, 2015
Equity in income (loss) of unconsolidated joint ventures				$132	$(236)
A summary of the aggregate balance sheets and results of operations of the SGO Joint Venture and the SGO MN Joint Venture is presented below (amounts in thousands):

	December 31,
	2016	2015
ASSETS
Investments in real estate, net	$64,032	$110,901
Other assets	23,718	27,755
Total assets	$87,750	$138,656

LIABILITIES AND MEMBERS’ CAPITAL
Notes payable	$40,418	$74,817
Other liabilities	14,180	14,229
Total liabilities	54,598	89,046
Members’ capital	33,152	49,610
Total liabilities and members’ capital	$87,750	$138,656

	Year Ended	Period Ended
	December 31, 2016	December 31, 2015
RESULTS OF OPERATIONS
Revenue	$15,523	$7,372
Expenses	(17,139)	(9,273)
Operating loss	(1,616)	(1,901)
Other income	3,355	87
Net income (loss)	$1,739	$(1,814)

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2016 and 2015, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.
5. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Gelson’s Joint Venture and the 3032 Wilshire Joint Venture (both as defined below). The Company has consolidated the accounts of these variable interest entities. For further information, refer to Note 2. “Summary of Significant Accounting Policies,” under “Principles of Consolidation and Basis of Presentation.”
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
The Gelson’s Joint Venture Agreement provides for the ownership and operation of certain real property by the Gelson’s Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest. In exchange for ownership in the Gelson’s Joint Venture, the Company contributed cash in an amount up to $7.0 million in initial capital contributions and has agreed to contribute $0.7 million in subsequent capital contributions to the Gelson’s Joint Venture. In May 2016, the Company made an additional capital contribution of $0.2 million to the Gelson’s Joint Venture. S&G LA contributed its rights to acquire the real property, its interest under a 20 year lease with Gelson’s Markets (the “Gelson’s Lease”) and agreed to provide certain management and development services.
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
Pursuant to the Gelson’s Joint Venture Agreement, S&G LA manages and conducts the day-to-day operations and affairs of the Gelson’s Joint Venture, subject to certain major decisions set forth in the Gelson’s Joint Venture Agreement that require the consent of all the Gelson’s Members. Income, losses and distributions are generally allocated based on the Gelson’s Members’ respective capital and profits interests. Additionally, in certain circumstances described in the Gelson’s Joint Venture Agreement, the Company may be required to make additional capital contributions to the Joint Venture, in proportion to the Gelson’s Members’ respective ownership interests. Until the Company has received back its capital contribution and specified preferred returns, all distributions go to the Company; thereafter, the Gelson’s Joint Venture will distribute the profits 50% to the Company and 50% to S&G LA.
3032 Wilshire Joint Venture
On December 21, 2015, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of 3032 Wilshire Investors, LLC (the “Wilshire Joint Venture Agreement”) to form a joint venture (the “Wilshire Joint Venture”) with 3032 Wilshire SM, LLC, a subsidiary of Cadence (together with the Company, the “Wilshire Members”).
On December 14, 2015 and January 5, 2016, the Company paid deposits in the amounts of $0.5 million and $0.1 million, respectively, toward the acquisition of certain property located at 3032 Wilshire Boulevard and 1210 Berkeley Street in Santa Monica, California (the “Wilshire Property”). The Wilshire Joint Venture intends to redevelop, reposition and re-lease the Wilshire Property. On March 7, 2016, the Company contributed $5.7 million to the Wilshire Joint Venture. In May 2016, the Company made an additional capital contribution of $0.3 million to the Wilshire Joint Venture. The Wilshire Joint Venture Agreement provides for the ownership and operation of certain real property by the Wilshire Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Pursuant to the Wilshire Joint Venture Agreement, 3032 Wilshire SM manages and conducts the day-to-day operations and affairs of the Wilshire Joint Venture, subject to certain major decisions set forth in the Wilshire Joint Venture Agreement that require the consent of all the Wilshire Members. Income, losses and distributions are generally allocated based on the Wilshire Members’ respective capital and profits interests. Additionally, in certain circumstances described in the Wilshire Joint Venture Agreement, the Company may be required to make additional capital contributions to the Wilshire Joint Venture, in proportion to the Wilshire Members’ respective ownership interests. Until the Company has received back its capital contribution and specified preferred returns, all distributions go to the Company; thereafter, the Wilshire Joint Venture will distribute the profits 50% to the Company and 50% to 3032 Wilshire SM.
The following reflects the assets and liabilities of the Gelson’s Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of December 31, 2016 (amounts in thousands):

December 31, 2016
ASSETS
Properties under development and development costs:
Land	$25,851
Buildings	601
Development costs	4,377
Properties under development and development costs	30,829
Restricted cash	1,666
Cash and cash equivalents	334
Prepaid expenses and other assets, net	14
Tenant receivables, net	1
TOTAL ASSETS (1)	$32,844

LIABILITIES
Notes payable, net (2)	$19,103
Accounts payable and accrued expenses	806
Amounts due to affiliates	9
Other liabilities	27
TOTAL LIABILITIES	$19,945

(1)	The assets of the Gelson’s Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
Includes reclassification of approximately $0.1 million of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. FUTURE MINIMUM RENTAL INCOME
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2016, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 20 years with a weighted-average remaining term (excluding options to extend) of approximately five years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled approximately $0.2 million as of December 31, 2016 and 2015.
As of December 31, 2016, the future minimum rental income from the Company’s properties under non-cancelable operating leases, was as follows (amounts in thousands):

2017	$5,274
2018	4,882
2019	4,523
2020	3,911
2021	3,130
Thereafter	11,038
Total	$32,758
7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of December 31, 2016 and 2015, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Cost	$7,000	$8,089	$(3,904)	$(4,463)
Accumulated amortization	(3,175)	(3,799)	855	1,160
Total	$3,825	$4,290	$(3,049)	$(3,303)
The Company’s amortization of lease intangibles and below-market lease liabilities for the years ended December 31, 2016 and 2015, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Year Ended December 31,		Year Ended December 31,
	2016	2015	2016	2015
Amortization	$(942)	$(1,510)	$279	$365

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The scheduled future amortization of lease intangibles and below-market lease liabilities, as of December 31, 2016, was as follows (amounts in thousands):

	Lease Intangibles	Below-Market Lease Intangibles
2017	$730	$(216)
2018	673	(203)
2019	620	(194)
2020	497	(178)
2021	392	(142)
Thereafter	913	(2,116)
Total	$3,825	$(3,049)
8. NOTES PAYABLE, NET
As of December 31, 2016 and 2015, the Company’s notes payable, net, excluding mortgage loans and KeyBank Credit facility balances, which have been classified as held for sale, consisted of the following (amounts in thousands):

	Principal Balance		Interest Rates At
	December 31, 2016	December 31, 2015	December 31, 2016
KeyBank Credit Facility (1)	$11,150	$—	1.55%
Secured term loans	24,277	24,701	5.10%
Mortgage loans	—	9,690	n/a
Mortgage loans secured by properties under development (2)	19,200	—	9.5% - 10.0%
Deferred financing costs, net (3)	(323)	(339)	n/a
	$54,304	$34,052

(1)
The KeyBank Credit Facility is a revolving credit facility with an initial maximum aggregate commitment of $30.0 million (the “Facility Amount”). Subject to certain terms and conditions contained in the loan documents, the Company may request that the Facility Amount be increased to a maximum of $60.0 million. The KeyBank Credit Facility matures on August 4, 2017. Effective February 15, 2017, the KeyBank Credit Facility was refinanced and the new maturity date is February 15, 2020. Refer to Note 15. “Subsequent Events” for further details. Each loan made pursuant to the Key Bank Credit Facility will be either a LIBOR rate loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay KeyBank an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum, if the usage under the KeyBank Credit Facility is less than or equal to 50% of the Facility Amount, and 0.20% per annum if the usage under the Amended and Restated Credit Facility is greater than 50% of the Facility Amount. The Company is providing a guaranty of all of its obligations under the KeyBank Credit Facility and all other loan documents. As of December 31, 2016, the KeyBank Credit Facility was secured by Pinehurst Square East, Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops and 450 Hayes. For information regarding recent draws under the Key Bank Credit Facility, see “– Recent Financing Transactions KeyBank Credit Facility.”

(2)	Comprised of $10.7 million and $8.5 million associated with the Company’s investment in the Gelson’s Joint Venture and the Wilshire Joint Venture, respectively.

(3)	Reclassification of deferred financing costs, net of accumulated amortization, as a contra-liability in accordance with ASU 2015-03.
During the years ended December 31, 2016 and 2015, the Company incurred and expensed approximately $2.2 million and $5.5 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.5 million in both years. Also during the year ended December 31, 2016, the Company incurred and capitalized approximately $2.8 million of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of approximately $0.6 million.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2016 and 2015, interest expense payable was approximately $0.4 million and $0.2 million, respectively, including an amount related to the variable interest entities of approximately $0.2 million as of December 31, 2016.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of December 31, 2016 (amounts in thousands):

2017	$30,799
2018	473
2019	23,355
Total (1)	$54,627

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.3 million deferred financing costs, net.
Recent Financing Transactions
KeyBank Credit Facility
During the years ended December 31, 2016 and 2015, the following transactions occurred under the Company’s KeyBank Credit Facility:
In connection with the sale of Constitution Trail and Aurora Commons to the SGO Joint Venture on March 11, 2015 (refer to Note 4. “Investments in Unconsolidated Joint Ventures”), the Company used a portion of the net proceeds from the sale of Constitution Trail to pay off the entire $19.0 million outstanding balance.
On October 29, 2015, the Company drew $4.0 million and used the loan proceeds, along with the proceeds from the sale of Moreno Marketplace and Northgate Plaza, to pay off a portion of the outstanding secured term loans. On November 2, 2015, the Company paid off the entire $4.0 million draw on the Key Bank Credit Facility.
 On March 7, 2016, the Company drew $6.0 million and used the proceeds to invest in the Wilshire Joint Venture (as defined in Note 5. “Variable Interest Entities”).
On April 4, 2016, the Company consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, $3.0 million of which was used to pay down the KeyBank Credit Facility.
On June 9, 2016, the Company drew $7.5 million and used the majority of the proceeds to acquire the San Francisco Properties. Refer to Note 3 “Real Estate Investments” for additional information.
On July 25, 2016, the Company drew $4.7 million and used the majority of the proceeds to acquire the Fulton Shops. Refer to Note 3 “Real Estate Investments” for additional information.
On September 29, 2016, the Company drew $1.0 million to be used for working capital.
On October 7, 2016, the Company paid down $2.0 million on the KeyBank Credit Facility.
On December 22, 2016, the Company drew $7.2 million and used the proceeds to acquire 450 Hayes. Refer to Note 3 “Real Estate Investments” for additional information.
On December 27, 2016, the Company drew $2.0 million to be used for working capital.
Mortgage Loans Secured by Properties Under Development
In connection with the Company’s investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, the Company has consolidated borrowings of $8.5 million (the “Wilshire Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and 3032 Wilshire Investors, LLC (as the borrower). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan matures on March 7, 2017, with an option for two additional six-month periods, subject to certain conditions as stated in the loan agreement. All conditions to extensions were met, and on March 7, 2017, the Company exercised the option to extend the loan for six months. The new maturity date is September 7, 2017. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
In connection with the Company’s investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, the Company has consolidated borrowings of $10.7 million (the “Gelson’s Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and Sunset and Gardner Investors, LLC (as the borrower). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan matures on January 27, 2017, with an option to extend for an

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met but the Company negotiated a six month extension of the term on January 27, 2017. The new maturity date is July 27, 2017. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.
9. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and amounts due to affiliates reasonably approximate their fair values due to their short-term nature.
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
The following table provides the carrying values and fair values of the Company’s notes payable related to continuing operations as of December 31, 2016 and December 31, 2015 (amounts in thousands):

	Carrying Value (1)		Fair Value (1) (2)
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Notes payable, net	$54,304	$34,052	$54,781	$35,099

(1)
The carrying value of the Company’s notes payable represents the outstanding principal as of December 31, 2016, and 2015. The carrying values and fair values of the notes payable include the reclassification of deferred financing costs, net, of approximately $0.3 million, as a contra-liability, as of both December 31, 2016 and 2015.

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
For both years ended December 31, 2016 and 2015, the Company did not record any impairment losses.
10. EQUITY
Common Stock
Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share.
On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross operating proceeds of $104.7 million, 391,182 share of common stock under the distribution reinvestment plan (“DRIP”) for gross offering proceeds of $3.6 million, granted 50,000 shares of restricted stock and issued 273,729 common shares to pay a portion of the Special Distribution. Cumulatively, through December 31, 2016, the Company has redeemed 475,194 shares sold in the Offering and/or the DRIP for $3.7 million.
Common Units and Special Units
The Company’s prior advisor, TNP Strategic Retail Advisor, LLC, invested $1 thousand in the OP in exchange for Common Units of the OP which were sold to GPP on January 24, 2014. On May 26, 2011, in connection with the acquisition of Pinehurst Square East, a retail property located in Bismarck, North Dakota, the OP issued 287,472 Common Units to certain of the sellers of Pinehurst Square East who elected to receive Common Units for an aggregate value of approximately $2.6 million, or $9.00 per Common Unit. On March 12, 2012, in connection with the acquisition of Turkey Creek, a retail property located in Knoxville, Tennessee, the OP issued 144,324 Common Units to certain of the sellers of Turkey Creek who elected to receive Common Units for an aggregate value of approximately $1.4 million, or $9.50 per Common Unit.
On June 21, 2016, 9,588 shares of OP units were redeemed for an aggregate value of approximately $52 thousand and converted to the Company’s common shares.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Pursuant to the Advisory Agreement, in April 2014 the Company caused the OP to issue to the Advisor a separate series of limited partnership interests of the OP in exchange for a capital contribution to the OP of $1 thousand (the “Special Units”). The terms of the Special Units entitle the Advisor to (i) 15% of the Company’s net sale proceeds upon disposition of its assets after the Company’s stockholders receive a return of their investment plus a 7% cumulative, non-compounded rate of return or (ii) an equivalent amount in the event that the Company lists its shares of common stock on a national securities exchange or upon certain terminations of the Advisory Agreement after the Company’s stockholders are deemed to have received a return of their investment plus a 7% cumulative, non-compounded rate of return.
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
Member Interests
On July 9, 2013, SRT Manager made a cash investment of approximately $1.9 million in SRT Holdings pursuant to a Membership Interest Purchase Agreement by and among the Company, SRT Manager, SRT Holdings, and the OP, which resulted in SRT Manager owning a 12% membership interest in SRT Holdings and the OP owning the remaining 88% membership interest in SRT Holdings. The Company’s independent directors negotiated and approved the transaction in order to help enable the Company to meet its short-term liquidity needs for operations, as well as to build working capital for future operations. Following the Constitution Transaction on August 4, 2014 (refer to Note 8. “Notes Payable”), the OP owned a 91.67% membership interest in SRT Holdings and SRT Manager owned a 8.33% membership interest in SRT Holdings. In connection with the sale of SRT Holding’s two properties to the SGO Joint Venture on March 11, 2015 (refer to Note 4. “Investment in Unconsolidated Joint Ventures”), SRT Holdings paid SRT Manager approximately $2.1 million in full redemption of the then current value of its remaining 8.33% membership interest in SRT Holdings.
Preferred Stock
The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2016 and 2015, no shares of preferred stock were issued and outstanding.
Share Redemption Program
On April 1, 2015, the Company’s board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “SRP”). Under the SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase by the Company. The number of shares to be redeemed is limited to the lesser of (i) a total of $2.0 million for redemptions sought upon a stockholder’s death and a total of $1.0 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted-average number of shares of the Company’s common stock outstanding during the prior calendar year. Share repurchases pursuant to the SRP are made at the sole discretion of the Company. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the SRP.
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
The SRP provides that any request to redeem less than $5 thousand worth of shares will be treated as a request to redeem all of the stockholder’s shares. If the Company cannot honor all redemption requests received in a given quarter, all requests, including death and disability redemptions, will be honored on a pro rata basis. If the Company does not completely satisfy a redemption request in one quarter, it will treat the unsatisfied portion as a request for redemption in the next quarter when funds are available for redemption, unless the request is withdrawn. The Company may increase or decrease the amount of funding available for redemptions under the SRP on ten business days’ notice to stockholders. Shares submitted for redemption during any quarter will be redeemed on the penultimate business day of such quarter. The record date for quarterly distributions has historically been and is expected to continue to be the last business day of each quarter; therefore, shares that are redeemed

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

during any quarter are expected to be redeemed prior to the record date and thus would not be eligible to receive the distribution declared for such quarter.
The other material terms of the SRP are consistent with the terms of the share redemption program that was in effect immediately prior to January 15, 2013.
On August 7, 2015, the board of directors approved the amendment and restatement of the SRP (the “First A&R SRP”). Under the First A&R SRP, the redemption date with respect to third quarter 2015 redemptions was November 10, 2015 or the next practicable date as the Chief Executive Officer determined so that redemptions with respect to the third quarter of 2015 were delayed until after the payment date for the Special Distribution. With this revision, stockholders who were to have 100% of their shares redeemed were not left holding a small number of shares from the Special Distribution after the date of the redemption of their shares. The other material terms of the First A&R SRP were consistent with the terms of the SRP.
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
The following table summarizes share redemption activity during the years ended December 31, 2016 and 2015 (amounts in thousands, except shares):

	Year Ended December 31,
	2016	2015
Shares of common stock redeemed	109,291	205,495
Purchase price	$704	$1,392
As stated above, cumulatively, through December 31, 2016, the Company has redeemed 475,194 shares sold in the Offering and/or the DRIP for $3.7 million.
Quarterly Distributions
In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.
Under the terms of the Key Bank Credit Facility, the Company may pay distributions to its investors so long as the total amount paid does not exceed 100% of the cumulative Adjusted Funds From Operations, as defined in the KeyBank Credit Facility; provided, however, that the Company is not restricted from making any distributions necessary in order to maintain its status as a REIT. The Company’s board of directors evaluates the Company’s ability to make quarterly distributions based on the Company’s operational cash needs.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the years ended December 31, 2016 and 2015 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686
Second Quarter 2016	7/7/2016	7/29/2016	0.06	661	25	686
Third Quarter 2016	9/30/2016	10/31/2016	0.06	659	25	684
Fourth Quarter 2016	12/30/2016	1/31/2017	0.06	656	25	681
Total				$2,636	$101	$2,737

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2015	3/31/2015	4/30/2015	$0.06	$658	$26	$684
Second Quarter 2015	6/30/2015	7/30/2015	0.06	654	26	680
Third Quarter 2015	9/30/2015	10/31/2015	0.06	654	26	680
Fourth Quarter 2015	12/31/2015	1/30/2016	0.06	661	25	686
Total				$2,627	$103	$2,730

Special Distribution
In June 2011, the Company acquired a debt obligation (the “Distressed Debt”) for $18.0 million under its prior advisor, TNP Strategic Retail Advisor, LLC. In October 2011, the Company received the underlying collateral (the “Collateral”) with respect to the Distressed Debt in full settlement of its debt claim (the “Settlement”). At the time of the Settlement, the Company received an independent valuation of the Collateral’s fair market value (“FMV”) of $27.6 million. The Settlement resulted in taxable income to the Company in an amount equal to the FMV of the Collateral less its adjusted basis for tax purposes in the Distressed Debt. Such income was not properly reported on the Company’s 2011 federal income tax return, and the Company did not make a sufficient distribution of taxable income for purposes of the REIT qualification rules (the “2011 Underreporting”). The Company believes that it was able to rectify the 2011 Underreporting by making a special distribution (the “Special Distribution”) to its stockholders.
On August 7, 2015, the board of directors authorized the Special Distribution of $2.2 million on the Company’s common stock as of the close of business on August 10, 2015 (the “Record Date”). The Special Distribution was payable in cash, common stock or a combination of cash and common stock to, and at the election of, the stockholders of record as of the Record Date, provided, however, that the total amount of cash payable to all stockholders in the Special Distribution was $0.5 million (the “Cash Amount”), with the balance of the Special Distribution, or $1.8 million (the “Share Amount”), payable in the form of shares of common stock. Stockholders who did not return an election form, or who otherwise failed to properly complete an election form, before the deadline, received their pro rata portion of the Special Dividend entirely in shares of common stock.
On November 4, 2015, the Company paid approximately $0.5 million in cash and issued 273,729 shares of common stock having a value of approximately $1.8 million pursuant to the Special Distribution. On December 30, 2015, the Company paid an additional $0.1 million in cash to correct errors made by the third party transfer agent in connection with the November 4, 2015 payment pursuant to the Special Distribution. Although the Company believes the Special Distribution allowed it to maintain its qualification as a REIT, there can be no complete assurance in this regard.
Distribution Reinvestment Plan
The Company adopted the DRIP to allow common stockholders to purchase additional shares of the Company’s common stock through the reinvestment of distributions, subject to certain conditions. The Company registered and reserved $100.0 million in shares of its common stock for sale pursuant to the DRIP. The DRIP was terminated effective February 7, 2013 in connection with the expiration of the Offering and the Company’s deregistration of all of the unsold shares registered for sale

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

pursuant to the Offering. As a result, for the years ended December 31, 2016 and 2015, no distributions were reinvested, and no shares of common stock were issued under the DRIP.
11. EARNINGS PER SHARE
Earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of December 31, 2016. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the year ended December 31, 2016 and 2015 (amounts in thousands, except shares and per share amounts):

	Year Ended December 31,
	2016	2015
Numerator - basic and diluted
Net income (loss)	$(1,991)	$13,991
Net income (loss) attributable to non-controlling interests	(75)	681
Net income (loss) attributable to common shares	$(1,916)	$13,310
Denominator - basic and diluted
Basic weighted average common shares	11,006,759	10,960,613
Common Units (1)	—	—
Diluted weighted average common shares	11,006,759	10,960,613
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$(0.17)	$1.21

(1)	The effect of 422,308 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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
Pursuant to the Company’s Amended and Restated Independent Directors Compensation Plan, which is a sub-plan of the Incentive Award Plan (the “Directors Plan”), the Company granted each of its independent directors an initial grant of 5,000 shares of restricted stock (the “initial restricted stock grant”) following the Company’s raising of the $2.0 million minimum offering amount in the Offering on November 12, 2009. Each new independent director that subsequently joined the board of directors received the initial restricted stock grant on the date he or she joined the board of directors. In addition, until the Company terminated the Offering on February 7, 2013, on the date of each of the Company’s annual stockholders meetings at which an independent director was re-elected to the board of directors, he or she may have received 2,500 shares of restricted stock. The restricted stock vests one-third on the date of grant and one-third on each of the next two anniversaries of the grant date. The restricted stock will become fully vested and non-forfeitable in the event of an independent director’s termination of service due to his or her death or disability, or upon the occurrence of a change in control of the Company.
For both years ended December 31, 2016 and 2015, the Company did not recognize any compensation expense related to restricted common stock grants to its independent directors. Shares of restricted common stock have full voting rights and rights to dividends.
As of December 31, 2016 and 2015, all of the compensation expense related to non-vested shares of restricted common stock has been recognized. There were no restricted stock grants issued during the years ended December 31, 2016 and 2015.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On July 9, 2013, SRT Manager, an affiliate of the Advisor, acquired an initial 12% membership interest in SRT Holdings, the Company’s wholly-owned subsidiary. Following the OP’s additional contribution to SRT Holdings on August 4, 2014, SRT Manager’s membership interests in SRT Holdings decreased to 8.33%. In March 2015, SRT Holdings paid SRT Manager $2.1 million in full redemption of SRT Manager’s 8.33% membership interest in SRT Holdings.
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
Summary of Related Party Fees
Summarized separately below are the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Year Ended December 31,		December 31,	December 31,
Expensed	2016	2015	2016	2015
Acquisition fees	$184	$79	$80	$—
Financing coordination fees	—	87	—	—
Asset management fees	902	978	—	19
Reimbursement of operating expenses	197	250	—	27
Property management fees	420	612	2	3
Disposition fees	203	1,173	29	—
Guaranty fees (1)	—	1	—	—
Total	$1,906	$3,180	$111	$49

Capitalized
Acquisition fees	$275	$—	$—	$—
Leasing fees	205	122	—	—
Legal leasing fees	78	124	—	—
Construction management fees	4	19	—	—
Total	$562	$265	$—	$—

(1)	Guaranty fees were paid by the Company to its prior advisor, TNP Strategic Retail Advisor, LLC.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
For the years ended December 31, 2016 and 2015, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
Property Management Fees
Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive property management fees calculated at a maximum of up to 4% of the properties’ gross revenue. The property management agreements with Glenborough have been renewed for an additional 12 months, beginning on August 10, 2016.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Construction Management Fees
In connection with the construction or repair in or about a property, the property manager is responsible for coordinating and facilitating the planning and the performance of all construction and is entitled to receive a fee equal to 5% of the hard costs for the project in question.
Related-Party Fees Paid by the Unconsolidated Joint Ventures
The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. For the years ended December 31, 2016 and 2015, the SGO Joint Venture recognized related party fees and reimbursements of $0.5 million and $0.4 million, respectively. For the years ended December 31, 2016 and 2015, the SGO MN Joint Venture recognized related party fees and reimbursements of $1.0 million and $0.2 million, respectively. The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.
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
15. SUBSEQUENT EVENTS
KeyBank Credit Facility
Effective February 15, 2017, the Company entered into a Second Amended and Restated Revolving Credit Agreement (the “Amended and Restated Credit Facility”) with KeyBank to increase the maximum aggregate commitment under the Credit Facility from $30.0 million to $60.0 million. The Amended and Restated Credit Facility matures on February 15, 2020.
On February 28, 2017, the Company paid off the $9.8 million mortgage loan related to Woodland West Marketplace with proceeds from the Amended and Restated Credit Facility.
Mortgage Loans Secured by Properties Under Development
On March 7, 2017, the Company exercised the option to extend the maturity date of the Wilshire loan for six months. The new maturity date is September 7, 2017.
On January 27, 2017, the Company exercised the option to extend the maturity date of the Gelson’s loan for six months. The new maturity date is July 27, 2017.
Distributions
On January 31, 2017, the Company paid a fourth quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of December 31, 2016, totaling approximately $0.7 million.
Sale of Held for Sale Properties
On January 6, 2017, the Company consummated the disposition of Pinehurst Square East for a sales price of approximately $19.2 million in cash. The Company used the net proceeds from the sale of Pinehurst Square East to repay a portion of the outstanding balance on the KeyBank Credit Facility.
On February 1, 2017, the Company, through an indirect subsidiary, entered into a Purchase and Sale Agreement with an unrelated third party purchaser (the “Purchaser”) for the sale of Woodland West Marketplace. The contractual sale price of Woodland West Marketplace is $14.6 million. Pursuant to the Purchase and Sale Agreement, the Purchaser would be obligated

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

to purchase the property and the Company would be obligated to sell the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the sale.
Acquisitions
On January 11, 2017, the Company purchased 100% ownership interest in certain property located in Los Angeles, California, in the Silver Lake neighborhood (“Silver Lake”). The seller was not affiliated with the Company or the Advisor. Silver Lake is comprised of two boutique retail buildings totaling approximately 10,497 square feet of retail space. The aggregate purchase price of Silver Lake was approximately $13.3 million subject to customary closing costs and proration adjustments. The Company drew down $11.0 million on the KeyBank Credit Facility to fund this acquisition.
On January 4, 2017, the Company purchased a 100% ownership interest in 388 Fulton, located in the Hayes Valley neighborhood of San Francisco, California. The seller was not affiliated with the Company or the Advisor. 388 Fulton is comprised of two leased commercial condominiums with an aggregate of 3,110 square feet of retail space. The aggregate purchase price of 388 Fulton was approximately $4.5 million subject to customary closing costs and proration adjustments. The Company drew down $4.0 million on the KeyBank Credit Facility to fund this acquisition.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2016

(amounts in thousands)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)	Gross Amount of Which Carried at Close of Period					Life on which Depreciation in Latest Statement of Operations is Computed(3)
	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total (2)	Accumulated Depreciation	Acquisition Date
Cochran Bypass	1,486	776	1,480	31	776	1,511	2,287	(447)	7/14/2011	5 - 30
Topaz Marketplace	—	2,120	10,724	(1,536)	1,899	9,409	11,308	(1,381)	9/23/2011	5 - 30
Morningside Marketplace	8,481	6,515	9,936	(5,404)	2,339	8,708	11,047	(1,756)	1/9/2012	5 - 30
Ensenada Square	2,941	1,015	3,822	239	1,015	4,061	5,076	(950)	2/27/2012	5 - 30
Shops at Turkey Creek	2,661	1,416	2,398	(132)	1,416	2,266	3,682	(374)	3/12/2012	5 - 30
Florissant Marketplace	8,708	2,817	12,273	(34)	2,817	12,239	15,056	(3,144)	5/16/2012	5 - 30
400 Grove Street	—	1,009	1,813	—	1,009	1,813	2,822	(30)	6/14/2016	5 - 30
8 Octavia Street	—	728	1,847	—	728	1,847	2,575	(31)	6/14/2016	5 - 30
Fulton Shops	—	1,187	3,254	—	1,187	3,254	4,441	(50)	7/27/2016	5 - 30
450 Hayes	—	2,324	5,009	—	2,324	5,009	7,333	—	12/22/2016	5 - 30
Total	$24,277	$19,907	$52,556	$(6,836)	$15,510	$50,117	$65,627	$(8,163)

(1)	The cost capitalized subsequent to acquisition may include negative balances resulting from the write-off and impairment of real estate assets, and parcel sales.

(2)	The aggregate net tax basis of land and buildings for federal income tax purposes is $63.7 million.

(3)
Buildings and building improvements are depreciated over their useful lives as shown. Tenant improvements are amortized over the life of the related lease, which with our current portfolio can vary from 1 year to over 30 years.

(in thousands)	Year Ended December 31,
	2016	2015
Real Estate:
Balance at the beginning of the year	$75,815	$166,005
Acquisitions	17,171	—
Improvements	67	472
Dispositions	(10,081)	(80,754)
Balances associated with changes in reporting presentation (1)	(17,345)	(9,908)
Balance at the end of the year	$65,627	$75,815

Accumulated Depreciation:
Balance at the beginning of the year	$10,068	$16,717
Depreciation expense	2,515	3,502
Dispositions	(1,058)	(9,260)
Balances associated with changes in reporting presentation (1)	(3,362)	(891)
Balance at the end of the year	$8,163	$10,068

(1)	The balances associated with changes in reporting presentation represent real estate and accumulated depreciation reclassified as assets held for sale.

See accompanying report of independent registered public accounting firm.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 24, 2017.

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

Signature	Title(s)	Date

/s/ Todd A. Spitzer	Chairman of the Board	March 24, 2017
Todd A. Spitzer

/s/ Andrew Batinovich	Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)	March 24, 2017
Andrew Batinovich

/s/ Terri Garnick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2017
Terri Garnick

/s/ Phillip I. Levin	Director	March 24, 2017
Phillip I. Levin

/s/ Jeffrey S. Rogers	Director	March 24, 2017
Jeffrey S. Rogers

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Operating Agreement by and among the Members and Manager of Sunset & Gardner Investors LLC, dated January 7, 2016		10-Q	5/13/2016

10.2	Loan Agreement between Buchanan Mortgage Holdings, LLC and Sunset & Gardner Investors LLC, dated January 26, 2016		10-Q	5/13/2016

10.3	Agreement of Purchase and Sale and Joint Escrow Instructions between Octavia Gateway Holdings, LLC and SRT SF Retail, I, LLC, dated May 4, 2016		10-Q	8/12/2016

10.4	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions between Octavia Gateway Holdings, LLC and SRT SF Retail I, LLC, dated May 25, 2016		10-Q	8/12/2016

10.5	Agreement of Purchase and Sale and Joint Escrow Instructions between Grove Street Hayes Valley LLC and SRT SF Retail, I, LLC, dated May 4, 2016		10-Q	8/12/2016

10.6	First Amendment to Agreement of Purchase and Sale and Joint Escrow Instructions between Grove Street Hayes Valley LLC and SRT SF Retail, I, LLC, dated May 25, 2016		10-Q	8/12/2016

10.7	Third Amendment to Advisory Agreement among Strategic Realty Trust, Inc., Strategic Realty Operating Partnership, LP, and SRT Advisor, LLC, dated July 19, 2016		8-K	7/20/2016

10.8	The Purchase and Sale Agreement by and between SRT Secured Pinehurst, LLC and Dakota UPREIT Limited Partnership, dated October 27, 2016.	X

10.9	Property and Asset Management Agreement between SRT SF Retail I, LLC and Glenborough, LLC, dated June 14, 2016.	X

10.10	Property and Asset Management Agreement between SRT SF Retail I, LLC and Glenborough, LLC, dated June 14, 2016.	X

10.11	Property and Asset Management Agreement between SRT SF Retail I, LLC and Glenborough, LLC, dated July 27, 2016.	X

10.12	Property and Asset Management Agreement between SRT SF Retail I, LLC and Glenborough, LLC, dated December 22, 2016.	X

21	Subsidiaries of the Company	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

S-5