Form 10-Q
period 2017-03-31
Strategic Realty Trust, Inc.
filed 2017-05-11
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
_________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 1, 2017, there were 10,906,370 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2017, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016, as filed with the SEC on March 24, 2017 (the “2016 Annual Report on Form 10-K”). The condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENDSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Investments in real estate
Land	$22,365	$15,510
Building and improvements	57,395	47,810
Tenant improvements	2,926	2,307
	82,686	65,627
Accumulated depreciation	(8,770)	(8,163)
Investments in real estate, net	73,916	57,464
Properties under development and development costs
Land	25,851	25,851
Buildings	597	601
Development costs	5,645	4,377
Properties under development and development costs	32,093	30,829
Cash and cash equivalents	3,030	3,130
Restricted cash	3,867	4,728
Prepaid expenses and other assets, net	283	1,070
Tenant receivables, net of $72 and $38 bad debt reserve	912	1,269
Investments in unconsolidated joint ventures	2,795	4,761
Lease intangibles, net	4,616	3,825
Assets held for sale	11,697	24,157
Deferred financing costs, net	1,486	264
TOTAL ASSETS (1)	$134,695	$131,497
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$61,734	$54,304
Accounts payable and accrued expenses	1,888	2,955
Amounts due to affiliates	114	111
Other liabilities	585	461
Liabilities related to assets held for sale	14,116	22,182
Below-market lease liabilities, net	3,061	3,049
Deferred gain on sale of properties to unconsolidated joint venture	668	1,202
TOTAL LIABILITIES (1)	82,166	84,264
Commitments and contingencies (Note 13)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,906,370 and 10,938,245 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	111	111
Additional paid-in capital	95,829	96,032
Accumulated deficit	(45,382)	(50,676)
Total stockholders’ equity	50,558	45,467
Non-controlling interests	1,971	1,766
TOTAL EQUITY	52,529	47,233
TOTAL LIABILITIES AND EQUITY	$134,695	$131,497

(1)
As of March 31, 2017 and December 31, 2016, includes approximately $34.4 million and $32.8 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $19.6 million and $19.9 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 5. “Variable Interest Entities”.

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Rental and reimbursements	$2,640	$2,708

Expense:
Operating and maintenance	946	945
General and administrative	495	482
Depreciation and amortization	962	870
Transaction expense	82	4
Interest expense	575	600
	3,060	2,901
Operating loss	(420)	(193)

Other income (loss):
Equity in income of unconsolidated joint ventures	32	26
Net gain on disposal of real estate	6,586	8
Income (loss) before income taxes	6,198	(159)
Income taxes	(19)	94
Net income (loss)	6,179	(65)
Net income (loss) attributable to non-controlling interests	230	(2)
Net income (loss) attributable to common stockholders	$5,949	$(63)

Earnings (loss) per common share - basic and diluted	$0.54	$(0.01)

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	10,937,451	11,037,189
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except shares)
(unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2016	10,938,245	$111	$96,032	$(50,676)	$45,467	$1,766	$47,233
Redemption of common shares	(31,875)	—	(203)	—	(203)	—	(203)
Quarterly distributions	—	—	—	(655)	(655)	(25)	(680)
Net income	—	—	—	5,949	5,949	230	6,179
BALANCE — March 31, 2017	10,906,370	$111	$95,829	$(45,382)	$50,558	$1,971	$52,529
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$6,179	$(65)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on disposal of real estate	(6,586)	(8)
Equity in income of unconsolidated joint ventures	(32)	(26)
Straight-line rent	(22)	(26)
Amortization of deferred costs	114	120
Depreciation and amortization	962	870
Amortization of above and below-market leases	(63)	(47)
Bad debt expense	33	3
Changes in operating assets and liabilities:
Prepaid expenses and other assets	787	189
Tenant receivables	339	476
Accounts payable and accrued expenses	(692)	(257)
Amounts due to affiliates	3	135
Other liabilities	124	(116)
Net change in restricted cash for operational expenditures	850	166
Net cash provided by operating activities	1,996	1,414

Cash flows from investing activities:
Net proceeds from the sale of real estate	18,543	9
Acquisition of real estate	(17,783)	—
Investment in properties under development and development costs	(1,437)	(26,949)
Improvements, capital expenditures, and leasing costs	(383)	(42)
Distributions from unconsolidated joint ventures	1,998	283
Net change in restricted cash from investments in consolidated variable interest entities	(291)	(3,458)
Net change in restricted cash for capital expenditures	302	(40)
Net cash provided by (used in) investing activities	949	(30,197)

Cash flows from financing activities:
Redemption of common shares	(203)	(202)
Quarterly distributions	(681)	(688)
Proceeds from notes payable	27,400	25,200
Repayment of notes payable	(28,050)	(194)
Payment of loan fees from investments in consolidated variable interest entities	(197)	(712)
Payment of loan fees and financing costs	(1,314)	—
Net cash provided by (used in) financing activities	(3,045)	23,404

Net decrease in cash and cash equivalents	(100)	(5,379)
Cash and cash equivalents – beginning of period	3,130	8,793
Cash and cash equivalents – end of period	$3,030	$3,414

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$680	$—
Change in accrued liabilities capitalized to investment in development	(377)	331
Change to accrued mortgage note payable interest capitalized to investment in development	3	—
Amortization of deferred loan fees capitalized to investment in development	201	85
Cash paid for interest, net of amounts capitalized	442	490
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of both March 31, 2017 and December 31, 2016, the Company owned 96.3% of the limited partnership interests in the OP.
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
As of March 31, 2017, in addition to the development projects, the Company’s portfolio of properties was comprised of 13 properties, including one property held for sale, with approximately 601,000 rentable square feet of retail space located in five states. As of March 31, 2017, the rentable space at the Company’s retail properties was 89% leased.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X.
The unaudited condensed consolidated financial statements include the accounts of the Company, the OP, their direct and indirect owned subsidiaries, and the accounts of joint ventures that are determined to be variable interest entities for which the Company is the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed consolidated financial position, results of operations and cash flows have been included.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of March 31, 2017 and December 31, 2016, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 4, “Investments in Unconsolidated Joint Ventures” for additional information. As of March 31, 2017 and December 31, 2016, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5, “Variable Interest Entities” for additional information.
Investments in Real Estate
In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions.
The Company elected to early adopt ASU 2017-01 for the reporting period beginning January 1, 2017. As a result of adopting ASU 2017-01, the Company’s acquisitions of properties beginning January 1, 2017, were evaluated under the new guidance. The acquisitions occurring during 2017 were determined to be asset acquisitions, as they did not meet the revised definition of a business.
Evaluation of business combination or asset acquisition:
The Company evaluates each acquisition of real estate to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted for as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:
•    Substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets; or
•    The integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e. revenue generated before and after the transaction).
An acquired process is considered substantive if:
•    The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce), that is skilled, knowledgeable, and experienced in performing the process;
•    The process cannot be replaced without significant cost, effort, or delay; or
•    The process is considered unique or scarce.
Generally, the Company expects that acquisitions of real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets), or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.
In asset acquisitions, the purchase consideration, including acquisition costs, is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain.
Depreciation and amortization is computed using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 30 years
Tenant improvements	1 - 36 years
Tenant improvement costs recorded as capital assets are depreciated over the tenant’s remaining lease term, which the Company has determined approximates the useful life of the improvement. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements that improve or extend the useful lives of

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

assets are capitalized. Acquisition costs related to asset acquisitions are capitalized in the condensed consolidated balance sheets.
For acquisitions of real estate prior to the adoption of ASU 2017-01, which were generally accounted for as business combinations, the Company recognized the assets acquired (including the intangible value of acquired above- or below-market leases, acquired in-place leases and other intangible assets or liabilities) at fair value as of the acquisition date. Acquisition costs related to the business combinations were expensed as incurred.
Reclassifications
Certain prior period amounts have been reclassified to conform with current period’s presentation. The reclassifications had no effect on the Company’s consolidated financial condition, results of operations, or cash flows.
Recent Accounting Pronouncements
The FASB issued the following ASUs which could have potential impact to the Company’s condensed consolidated financial statements:
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends (Topic 230), Statement of Cash Flows (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 will require adoption using a retrospective transition method. The adoption will not have a material effect on the Company’s condensed consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810), Interests Held through related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 changes how a reporting entity that is a single decision maker of a variable interest entity should treat indirect interest in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period. ASU 2016-17 will require adoption using the retrospective transition method beginning with the fiscal year in which the amendments in ASU No. 2015-02 were initially applied. The Company adopted ASU 2016-17 beginning January 1, 2017. The adoption of ASU 2016-17 had no impact on the Company’s condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the condensed consolidated balance sheet and disclosing key information about leasing arrangements. The guidance retains a distinction between finance leases and operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company is currently evaluating the impact of the guidance on its condensed consolidated financial statements.
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
3. REAL ESTATE INVESTMENTS
Acquisition of Properties
On January 4, 2017, the Company purchased certain property located in the Hayes Valley neighborhood at 388 Fulton Street in San Francisco, California (“388 Fulton”). The seller was not affiliated with the Company or the Advisor. 388 Fulton is comprised of two leased commercial condominiums with an aggregate of 3,110 square feet of retail space. The aggregate purchase price of 388 Fulton was approximately $4.2 million, subject to customary closing costs and proration adjustments. The Company drew down $4.0 million on its credit facility with KeyBank to fund this acquisition.
On January 11, 2017, the Company purchased certain property located in the Silver Lake neighborhood of Los Angeles, California (“Silver Lake”). The seller was not affiliated with the Company or the Advisor. Silver Lake is comprised of two boutique retail buildings totaling approximately 10,497 square feet of retail space. The aggregate purchase price of Silver Lake was approximately $13.3 million subject to customary closing costs and proration adjustments. The Company drew down $11.0 million on its credit facility with KeyBank to fund this acquisition.
The Company evaluated the above transactions under the new framework pursuant to ASU 2017-01, which the Company early-adopted effective January 1, 2017. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Refer to Note 2. “Summary of Significant Accounting Policies” for further details. Accordingly, the Company accounted for the purchases of Silver Lake and 388 Fulton as asset acquisitions and allocated the total cash consideration to the individual assets and liabilities acquired on a relative fair value basis.
For the three months ended March 31, 2017, the Company incurred $0.3 million of acquisition-related costs. These costs were capitalized and allocated to land and buildings acquired on a relative fair value basis.
2017 Sale of Properties
On January 6, 2017, the Company consummated the disposition of Pinehurst Square East, located in Bismarck, North Dakota, for a sales price of approximately $19.2 million in cash. The Company used the net proceeds from the sale of Pinehurst Square East to repay $18.4 million of the outstanding balance on its credit facility with KeyBank. The sale of the property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and its results of operations were not reported as discontinued operations on the Company’s condensed consolidated financial statements. The disposition of Pinehurst Square East resulted in a gain of $6.1 million, which was included on the Company’s condensed consolidated statement of operations. The Company’s condensed consolidated statements of operations include net operating income of approximately $8 thousand and $0.2 million for the three months ended March 31, 2017 and 2016, respectively, related to Pinehurst Square East.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Pro Forma Financial Information
The pro forma financial information below is based upon the Company’s historical condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, adjusted to give effect to the above sale transaction as if it had been completed at the beginning of 2017 and 2016, respectively. The pro forma financial information is presented for information purposes only, and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2017 and 2016, respectively, nor does it purport to represent results of operations for future periods (amounts in thousands):

	(Pro Forma)
	Three Months Ended March 31,
	2017	2016
Rental and reimbursement revenues	$2,591	$2,216
Net income	6,170	5,750
Net income attributable to common stockholders	5,940	5,533

Net income attributable to common shares - basic and diluted	$0.54	$0.50
Assets Held for Sale and Liabilities Related to Assets Held for Sale
At March 31, 2017, Woodland West Marketplace, located in Arlington, Texas, was classified as held for sale in the condensed consolidated balance sheet. Since the sale of this property does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of this property were not reported as discontinued operations on the Company’s financial statements. On April 17, 2017, the Company consummated the disposition of Woodland West Marketplace for a sales price of approximately $14.6 million and used the net proceeds from the sale to repay a portion of the outstanding balance on its credit facility with KeyBank. The Company’s condensed consolidated statements of operations include net operating income of approximately $0.1 million for the three months ended March 31, 2017, and operating loss of $32 thousand for the three months ended March 31, 2016, respectively, related to the assets held for sale.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets are as follows (amounts in thousands):

	March 31,	December 31,
	2017	2016
ASSETS
Investments in real estate
Land	$2,449	$5,718
Building and improvements	10,132	20,261
Tenant improvements	668	1,283
	13,249	27,262
Accumulated depreciation	(2,274)	(4,257)
Investments in real estate, net	10,975	23,005
Tenant receivables, net	89	135
Lease intangibles, net	633	1,017
Assets held for sale	$11,697	$24,157
LIABILITIES
Notes payable	$13,731	$21,783
Below-market lease intangibles, net	385	399
Liabilities related to assets held for sale	$14,116	$22,182
Amounts above are being presented at their carrying value, which the Company believes to be lower than their estimated fair value less costs to sell.
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of March 31, 2017, and December 31, 2016 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$1,081	$3,052
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	1,714	1,709
Total				$2,795	$4,761
The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of March 31, 2017 and December 31, 2016, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.
5. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Gelson’s Joint Venture and (ii) the 3032 Wilshire Joint Venture (both as defined below). The Company has consolidated the accounts of these variable interest entities.
Gelson’s Joint Venture
On January 7, 2016, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of Sunset & Gardner Investors, LLC (the “Gelson’s Joint Venture Agreement”) to form a joint venture (the” Gelson’s Joint Venture”) with Sunset & Gardner LA, LLC (“S&G LA” and, together with the Company, the “Gelson’s Members”), a subsidiary of Cadence Capital Investments, LLC (“Cadence”).

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Gelson’s Joint Venture Agreement provides for the ownership and operation of certain real property by the Gelson’s Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest. In exchange for ownership in the Gelson’s Joint Venture, the Company contributed cash in an amount up to $7.0 million in initial capital contributions and has agreed to contribute $0.7 million in subsequent capital contributions to the Gelson’s Joint Venture. In May 2016, the Company made an additional capital contribution of $0.2 million to the Gelson’s Joint Venture. In January 2017, the Company made another capital contribution of $0.8 million to the Gelson’s Joint Venture. S&G LA contributed its rights to acquire the real property, its interest under a 20 year lease with Gelson’s Markets (the “Gelson’s Lease”) and agreed to provide certain management and development services.
On January 28, 2016, the Gelson’s Joint Venture used the capital contributions of the Company, together with the proceeds of a loan from Buchanan Mortgage Holdings, LLC in the amount of $10.7 million, to purchase property located at the corner of Sunset Boulevard and Gardner in Hollywood, California for a build-to-suit grocery store for Gelson’s Markets (the “Gelson’s Property”) from a third party seller, for a total purchase price of approximately $13.0 million. The Gelson’s Joint Venture intends to proceed with obtaining all required governmental approvals and entitlements to replace the existing improvements on the property with a build-to-suit grocery store for Gelson’s Markets with an expected size of approximately 38,000 square feet. Gelson’s Markets was founded in 1951 and is recognized as one of the nation’s premier supermarket chains. Gelson’s Markets currently has 24 locations throughout Southern California.
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
On December 14, 2015 and January 5, 2016, the Company paid deposits in the amounts of $0.5 million and $0.1 million, respectively, toward the acquisition of certain property located at 3032 Wilshire Boulevard and 1210 Berkeley Street in Santa Monica, California (the “Wilshire Property”). The Wilshire Joint Venture is in the process of redeveloping and repositioning, and intends to re-lease the Wilshire Property. On March 7, 2016, the Company contributed $5.7 million to the Wilshire Joint Venture. In May 2016, the Company made an additional capital contribution of $0.3 million to the Wilshire Joint Venture. In January 2017 and February 2017, the Company made two additional contributions of $0.3 million and $0.6 million, respectively, to the Wilshire Joint Venture. The Wilshire Joint Venture Agreement provides for the ownership and operation of certain real property by the Wilshire Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest.
On March 8, 2016, the Wilshire Joint Venture used the deposits and capital contribution of the Company, together with the proceeds of a loan from Buchanan Mortgage Holdings, LLC in the amount of $8.5 million, to acquire the Wilshire Property from a third-party seller, for a total purchase price of $13.5 million. The Wilshire Joint Venture is repositioning, and intends to re-lease the existing improvements on the property.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following reflects the assets and liabilities of the Gelson’s Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	597	601
Development costs	5,645	4,377
Properties under development and development costs	32,093	30,829
Restricted cash	1,956	1,666
Cash and cash equivalents	317	334
Prepaid expenses and other assets, net	19	14
Tenant receivables, net	—	1
TOTAL ASSETS (1)	$34,385	$32,844

LIABILITIES
Notes payable, net (2)	$19,106	$19,103
Accounts payable and accrued expenses	432	806
Amounts due to affiliates	9	9
Other liabilities	27	27
TOTAL LIABILITIES	$19,574	$19,945

(1)	The assets of the Gelson’s Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
As of both March 31, 2017 and December 31, 2016, includes reclassification of approximately $0.1 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

6. FUTURE MINIMUM RENTAL INCOME
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2017, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 19 years with a weighted-average remaining term (excluding options to extend) of approximately five years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.3 million as of March 31, 2017 and $0.2 million as of December 31, 2016.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of March 31, 2017, the future minimum rental income from the Company’s properties under non-cancelable operating leases, was as follows (amounts in thousands):

Remainder of 2017	$4,575
2018	5,669
2019	5,384
2020	4,944
2021	4,184
Thereafter	14,310
Total	$39,066
7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of March 31, 2017 and December 31, 2016, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Cost	$8,154	$7,000	$(3,953)	$(3,904)
Accumulated amortization	(3,538)	(3,175)	892	855
Total	$4,616	$3,825	$(3,061)	$(3,049)
The Company’s amortization of lease intangibles and below-market lease liabilities for the three months ended March 31, 2017 and 2016, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Amortization	$(371)	$(251)	$79	$72

8. NOTES PAYABLE, NET
As of March 31, 2017 and December 31, 2016, the Company’s notes payable, net, excluding credit facility balances with KeyBank which have been classified as held for sale, consisted of the following (amounts in thousands):

	Principal Balance		Interest Rates At
	March 31, 2017	December 31, 2016	March 31, 2017
KeyBank credit facility (1)	$18,668	$11,150	1.92%
Secured term loans	24,163	24,277	5.10%
Mortgage loans secured by properties under development (2)	19,200	19,200	9.5% - 10.0%
Deferred financing costs, net (3)	(297)	(323)	n/a
	$61,734	$54,304

(1)
The KeyBank credit facility is a revolving credit facility with an initial maximum aggregate commitment of $30.0 million (the “Facility Amount”). Effective February 15, 2017, the KeyBank credit facility was refinanced to increase the maximum aggregate commitment under the credit facility from $30.0 million to $60.0 million. The credit facility matures on February 15, 2020. Each loan made pursuant to the Key Bank credit facility will be either a LIBOR rate loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay KeyBank an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum, if the usage under the KeyBank credit facility is less than or equal to 50% of the Facility Amount, and 0.20% per annum if the usage under the Amended and Restated Credit Facility is greater than 50% of the Facility Amount. The Company is providing a guaranty of all of its obligations under the KeyBank credit facility and all other loan documents. As of

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

March 31, 2017, the KeyBank credit facility was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, Silver Lake and Woodland West Marketplace. For information regarding recent draws under the Key Bank Credit Facility, see “– Recent Financing Transactions KeyBank Credit Facility” below.

(2)	Comprised of $10.7 million and $8.5 million associated with the Company’s investment in the Gelson’s Joint Venture and the Wilshire Joint Venture, respectively.

(3)	Reclassification of deferred financing costs, net of accumulated amortization, as a contra-liability.
During the three months ended March 31, 2017 and 2016, the Company incurred and expensed approximately $0.6 million and $0.6 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.1 million for each period. Also during the three months ended March 31, 2017 and 2016, the Company incurred and capitalized approximately $0.9 million and $0.3 million, respectively, of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of approximately $0.2 million and $86 thousand, respectively.
As of both March 31, 2017 and December 31, 2016, interest expense payable was approximately $0.4 million, including an amount related to the variable interest entities of approximately $0.2 million as of March 31, 2017 and December 31, 2016.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of March 31, 2017 (amounts in thousands):

Remainder of 2017	$19,535
2018	473
2019	23,355
2020	18,668
Total (1)	$62,031

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.3 million deferred financing costs, net.
Recent Financing Transactions
KeyBank Credit Facility
During the three months ended March 31, 2017 and 2016, the following transactions occurred under the KeyBank credit facility:

•	On January 4, 2017, the Company drew $4.0 million and used the proceeds to acquire 388 Fulton.

•
On January 6, 2017, the Company consummated the disposition of Pinehurst Square East, located in Bismarck, North Dakota, for a sales price of approximately $19.2 million in cash, $18.4 million of which was used to pay down the KeyBank credit facility.

•	On January 11, 2017, the Company drew $11.0 million and used the proceeds to acquire Silver Lake.

•	On January 27, 2017, the Company drew $1.0 million and used the proceeds for working capital.

•	On February 28, 2017, the Company drew $9.8 million and used the proceeds to pay off the mortgage loan related to Woodland West Marketplace.

•	On February 28, 2017, the Company drew $0.6 million and used the proceeds to pay certain costs for the refinancing of the KeyBank credit facility.

•	On March 29, 2017, the Company drew $1.0 million and used the proceeds for working capital.

•	On March 7, 2016, the Company drew $6.0 million and used the proceeds to invest in the Wilshire Joint Venture.
Mortgage Loans Secured by Properties Under Development
In connection with the Company’s investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, the Company has consolidated borrowings of $8.5 million (the “Wilshire Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and 3032 Wilshire Investors, LLC (as the borrower). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on March 7, 2017, with an option for two additional six-month periods, subject to certain conditions as stated in the loan agreement. All conditions to extensions were

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

met, and on March 7, 2017, the Company exercised the option to extend the loan for six months. The new maturity date is September 7, 2017. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
In connection with the Company’s investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, the Company has consolidated borrowings of $10.7 million (the “Gelson’s Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and Sunset and Gardner Investors, LLC (as the borrower). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met, but the Company negotiated a six month extension of the term on January 27, 2017. The new maturity date is July 27, 2017. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.
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
The following table provides the carrying values and fair values of the Company’s notes payable as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	Carrying Value (1)		Fair Value (1) (2)
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Notes payable, net	$61,734	$54,304	$61,906	$54,781

(1)
The carrying value of the Company’s notes payable represents the outstanding principal as of March 31, 2017, and December 31, 2016. The carrying values and fair values of the notes payable include the reclassification of deferred financing costs, net, of approximately $0.3 million as a contra-liability, as of both March 31, 2017 and December 31, 2016.

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
For both the three months ended March 31, 2017 and 2016, the Company did not record any impairment losses.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

10. EQUITY
Share Redemption Program
On April 1, 2015, the Company’s board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “SRP”). The SRP was subsequently amended on August 7, 2015 and August 10, 2016.
On October 5, 2016, the board of directors approved, pursuant to Section 3(a) of SRP, an additional $0.5 million of funds available for the redemption of shares in connection with the death of a stockholder.
The following table summarizes share redemption activity during the three months ended March 31, 2017 and 2016 (amounts in thousands, except shares):

	Three Months Ended March 31,
	2017	2016
Shares of common stock redeemed	31,875	30,721
Purchase price	$203	$202
Cumulatively, through March 31, 2017, the Company has redeemed 507,069 shares sold in the Offering and/or its dividend reinvestment plan for $3.9 million.
Quarterly Distributions
In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.
Under the terms of the amended Key Bank credit facility, the Company may pay distributions to its investors so long as the total amount paid does not exceed 100% of the cumulative Adjusted Funds From Operations plus up to an additional $2.0 million of the Company’s net proceeds from property dispositions, as defined in the amended KeyBank credit facility; provided, however, that the Company is not restricted from making any distributions necessary in order to maintain its status as a REIT. The Company’s board of directors evaluates the Company’s ability to make quarterly distributions based on the Company’s operational cash needs.
The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the three months ended March 31, 2017 and the year ended December 31, 2016 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686
Second Quarter 2016	7/7/2016	7/29/2016	0.06	661	25	686
Third Quarter 2016	9/30/2016	10/31/2016	0.06	659	25	684
Fourth Quarter 2016	12/30/2016	1/31/2017	0.06	656	25	681
Total				$2,636	$101	$2,737

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

11. EARNINGS PER SHARE
Earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of March 31, 2017. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three months ended March 31, 2017 and 2016 (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator - basic and diluted
Net income (loss)	$6,179	$(65)
Net income (loss) attributable to non-controlling interests	230	(2)
Net income (loss) attributable to common shares	$5,949	$(63)
Denominator - basic and diluted
Basic weighted average common shares	10,937,451	11,037,189
Common Units (1)	—	—
Diluted weighted average common shares	10,937,451	11,037,189
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$0.54	$(0.01)

(1)	The effect of 422,308 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Summary of Related Party Fees
Summarized separately below are the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
Expensed	2017	2016	2017	2016
Acquisition fees	$—	$2	$—	$80
Asset management fees	230	217	79	—
Reimbursement of operating expenses	42	50	4	—
Property management fees	113	124	31	2
Disposition fees	244	—	—	29
Total	$629	$393	$114	$111

Capitalized
Acquisition fees	$194	$273	$—	$—
Leasing fees	57	10	—	—
Legal leasing fees	27	12	—	—
Construction management fees	—	1	—	—
Financing coordination fees	707	—	—	—
Total	$985	$296	$—	$—
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
For the three months ended March 31, 2017 and 2016, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
Property Management Fees
Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive property management fees calculated at a maximum of up to 4% of the properties’ gross revenue. The property management agreements with Glenborough are subject to review and renewal on August 9, 2017.
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
Related-Party Fees Paid by the Unconsolidated Joint Ventures
The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. For the three months ended March 31, 2017 and 2016, the SGO Joint Venture recognized related party fees and reimbursements of $0.1 million and $0.2 million, respectively. For both the three months ended March 31, 2017 and 2016, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.2 million. The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.
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
Environmental
As an owner of real estate, the Company is subject to various environmental laws of federal, state and local governments. The Company is not aware of any environmental liability that could have a material adverse effect on its condensed consolidated financial condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
14. SUBSEQUENT EVENTS
Distributions
On April 28, 2017, the Company paid a first quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of March 31, 2017, totaling approximately $0.7 million.
On May 10, 2017, the Company’s board of directors approved a second quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of June 30, 2017. The Company expects to pay this distribution by the end of July 2017.
Sale of Held for Sale Properties
On April 17, 2017, the Company consummated the disposition of Woodland West Marketplace at a sales price of approximately $14.6 million. The Company used the net proceeds from the sale of Woodland West Marketplace to repay a portion of the outstanding balance on the KeyBank Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or SEC, on March 24, 2017, which we refer to herein as our “2016 Annual Report on Form 10-K.”
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
Special Note Regarding Forward-Looking Statements
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our 2016 Annual Report on Form 10-K. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, and the risks described in Part I, Item 1A of our 2016 Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report Form 10-Q will be achieved.

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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed in August 2014, August 2015 and August 2016. The current term of the Advisory Agreement terminates on August 10, 2017. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.

ITEM 2. PROPERTIES
Property Portfolio
As of March 31, 2017, our property portfolio included 13 retail properties, including one property classified as held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 601,000 square feet of single- and multi-tenant, commercial retail space located in five states. We purchased our properties for an aggregate purchase price of approximately $108.7 million. As of March 31, 2017 and December 31, 2016, there was approximately $24.2 million and approximately $33.8 million of indebtedness on our properties, respectively. As of March 31, 2017 and December 31, 2016, approximately 89% and 91% of our portfolio was leased (based on rentable square footage), respectively, with weighted-average remaining lease term of approximately five years.

(dollars in thousands)		Rentable Square Feet (1)	Percent Leased (2)	Effective Rent (3) (Sq. Foot)	Anchor Tenant	Date Acquired	Original Purchase Price (4)	Debt (5)
Property Name	Location
Cochran Bypass	Chester, SC	45,817	100%	$5.11	Bi-Lo Store	7/14/2011	$2,585	$1,479
Topaz Marketplace	Hesperia, CA	50,699	77%	22.14	n/a	9/23/2011	13,500	—
Morningside Marketplace	Fontana, CA	76,923	96%	16.25	Ralph's	1/9/2012	18,050	8,441
Ensenada Square	Arlington, TX	62,628	100%	7.62	Kroger	2/27/2012	5,025	2,927
Shops at Turkey Creek	Knoxville, TN	16,324	100%	27.33	n/a	3/12/2012	4,300	2,649
Florissant Marketplace	Florissant, MO	146,257	98%	9.87	Schnuck's	5/16/2012	15,250	8,666
400 Grove Street	San Francisco, CA	2,000	100%	60.00	n/a	6/14/2016	2,890	—
8 Octavia Street	San Francisco, CA	3,640	100%	34.92	n/a	6/14/2016	2,740	—
Fulton Shops	San Francisco, CA	3,758	100%	55.07	n/a	7/27/2016	4,595	—
450 Hayes	San Francisco, CA	3,724	100%	89.82	n/a	12/22/2016	8,020	—
388 Fulton	San Fancisco, CA	3,110	100%	63.05	n/a	1/4/2017	4,500	—
Silver Lake	Los Angeles, CA	10,497	100%	62.96	n/a	1/11/2017	13,300	—
		425,377					94,755	24,162

Property Held for Sale
Woodland West Marketplace	Arlington, TX	175,258	73%	9.40	Randall's	2/3/2012	13,950	—
		175,258					13,950	—
		600,635					$108,705	$24,162

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of March 31, 2017.

(3)
Effective rent per square foot is calculated by dividing the annualized March 2017 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)
Debt represents the outstanding balance as of March 31, 2017, and excludes reclassification of approximately $0.2 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 8. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As of March 31, 2017, the KeyBank credit facility principal balance of $32.4 million was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, Silver Lake and Woodland West Marketplace. For information regarding recent draws under the Key Bank credit facility, see “– Recent Financing Transactions - KeyBank Credit Facility.”

Properties Under Development
As of March 31, 2017, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt (1)
Wilshire Property	Santa Monica, CA	November, 2017	12,500	$8,500
Gelson’s Property	Hollywood, CA	March, 2018	37,000	10,700
Total			49,500	$19,200

(1)	Debt excludes reclassification of approximately $0.1 million deferred financing costs, net, as a contra-liability.
Portfolio Investments
As of March 31, 2017, our portfolio included:

•	Investments in two consolidated joint ventures, which own property under development in Los Angeles, California that are expected to comprise 49,500 square feet upon completion.

•
Investments in two unconsolidated joint ventures, which own, in aggregate, 9 retail centers, including one center classified as held for sale, comprising an aggregate of approximately 619,000 square feet and located in four states.

•
Thirteen retail properties, including one property classified as held for sale, comprising an aggregate of approximately 601,000 square feet of single- and multi-tenant, commercial retail space located in five states.

Results of Operations
Comparison of the three months ended March 31, 2017, versus the three months ended March 31, 2016.
The following table provides summary information about our results of operations for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Rental revenue and reimbursements	$2,640	$2,708	$(68)	(2.5)%
Operating and maintenance expenses	946	945	1	0.1%
General and administrative expenses	495	482	13	2.7%
Depreciation and amortization expenses	962	870	92	10.6%
Transaction expense	82	4	78	1,950.0%
Interest expense	575	600	(25)	(4.2)%
Operating loss	(420)	(193)	(227)	117.6%
Other income, net	6,618	34	6,584	19,364.7%
Income taxes	(19)	94	(113)	(120.2)%
Net income (loss)	$6,179	$(65)	$6,244	(9,606.2)%
Our results of operations for the three months ended March 31, 2017, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the three months ended March 31, 2017, compared to the same period in 2016, was primarily due to the sale of Bloomingdale Hills in April 2016 and Pinehurst Square East in January of 2017, partially offset by revenue from the acquisitions of 8 Octavia, 400 Grove, Fulton Shops, 450 Hayes in 2016, and 388 Fulton and Silver Lake during the first quarter of 2017.
Operating and maintenance expenses
Operating and maintenance expenses remained relatively flat during the three months ended March 31, 2017, when compared to the same period in 2016.

General and administrative expenses
The slight increase in general and administrative expenses during the three months ended March 31, 2017, compared to the same period in 2016 was primarily due to increased asset management fees as a result of property acquisitions in 2016 and the first quarter of 2017, partially offset by dispositions of Bloomingdale Hills in April 2016 and Pinehurst Square East in January 2017.
Depreciation and amortization expenses
The increase in depreciation and amortization expenses during the three months ended March 31, 2017, compared to the same period in 2016 was due to acquisitions of new properties during 2016 and the first quarter of 2017, partially offset by the sale of Pinehurst Square East in January of 2017, and the classification of Woodland West Marketplace as held for sale during the first quarter of 2017.
Transaction expense
The increase in transaction fees during the three months ended March 31, 2017 as compared to the same period in 2016 was primarily due to the expensing of third-party consulting fees related to the exploration of a potential equity transaction, as well as the acquisition fees we incurred as a result of our purchase of 450 Hayes.
Interest expense
The decrease in interest expense during the three months ended March 31, 2017, compared to the same period in 2016 was primarily due to the loan pay-off using proceeds from the sale of Bloomingdale Hills in April 2016.
Other income, net
Other income, net increased during the three months ended March 31, 2017, compared to the same period in 2016 primarily due to the gain of approximately $6.1 million from the sale of Pinehurst Square East in January 2017, as well as the recognition of deferred gain resulting from the first quarter of 2017 sale by the SGO Joint Venture of Aurora Commons.
Income taxes
We have elected to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code. A TRS is subject to federal and state income taxes. For the three months ended March 31, 2016, income taxes primarily included the reversal of an over accrual of estimated alternative minimum state/federal taxes, which was accrued and included in expenses as of December 31, 2015. The over accrual was determined to be immaterial and was the result of finalizing, in 2016, the calculation of taxes owed for 2015.
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
As of March 31, 2017, our cash and cash equivalents were approximately $3.0 million and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was approximately $3.9 million. For properties with lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2017 and December 31, 2016, our borrowings were approximately 108.8% and 105.2%, respectively, of the carrying value of our net assets.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2017	2016	$ Change
Net cash provided by (used in):
Operating activities	$1,996	$1,414	$582
Investing activities	949	(30,197)	31,146
Financing activities	(3,045)	23,404	(26,449)
Net decrease in cash and cash equivalents	$(100)	$(5,379)
Cash Flows from Operating Activities
The increase in cash flows from operating activities was primarily due to a release of restricted cash outstanding at December 31, 2016.
Cash Flows from Investing Activities
The change in cash flows from investing activities was primarily due to the net proceeds from the disposition of Pinehurst Square East of approximately $18.5 million, partially offset by our aggregate $17.8 million acquisition of 388 Fulton and Silver Lake in January 2017. Cash flows from investing activities during the three months ended March 31, 2016 consisted of our aggregate $26.9 million investments in the Wilshire and Gelson's Joint Ventures.
Cash Flows from Financing Activities
The change in cash flows from financing activities during the three months ended March 31, 2017, was primarily due to an increase in pay down of debt of approximately $27.9 million in connection with the pay down of a portion of the KeyBank credit facility as a result of the disposition of Pinehurst Square East and the pay down of the debt related to Woodland West Marketplace.
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
Recent Financing Transactions
KeyBank Credit Facility
KeyBank Credit Facility
During the three months ended March 31, 2017 and 2016, the following transactions occurred under our KeyBank credit facility:

•	On January 4, 2017, we drew $4.0 million and used the proceeds to acquire 388 Fulton.

•
On January 6, 2017, we consummated the disposition of Pinehurst Square East, located in Bismarck, North Dakota, for a sales price of approximately $19.2 million in cash, $18.4 million of which was used to pay down the KeyBank credit facility.

•	On January 11, 2017, we drew $11.0 million and used the proceeds to acquire Silver Lake.

•	On January 27, 2017, we drew $1.0 million and used the proceeds for working capital.

•	On February 28, 2017, we drew $9.8 million and used the proceeds to pay off the mortgage loan related to Woodland West Marketplace.

•	On February 28, 2017, we drew $0.6 million and used the proceeds to pay certain costs for the refinancing of the KeyBank credit facility.

•	On March 29, 2017, we drew $1.0 million and used the proceeds for working capital.

•	On March 7, 2016, we drew $6.0 million and used the proceeds to invest in the Wilshire Joint Venture.
Mortgage Loans Secured by Properties Under Development
In connection with our investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, we have consolidated borrowings of $8.5 million (the “Wilshire Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and 3032 Wilshire Investors, LLC (as the borrower). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on March 7, 2017, with an option for two additional six-month periods, subject to certain conditions as stated in the loan agreement. All conditions to extensions were met, and on March 7, 2017, we exercised the option to extend the loan for six months. The new maturity date is September 7, 2017. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
In connection with our investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, we have consolidated borrowings of $10.7 million (the “Gelson’s Loan”) from Buchanan Mortgage Holdings, LLC (as the lender) and Sunset and Gardner Investors, LLC (as the borrower). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met, but we negotiated a six month extension of the term on January 27, 2017. The new maturity date is July 27, 2017. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.
Interim Financial Information
The financial information as of and for the period ended March 31, 2017, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three months ended March 31, 2017. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2017 and 2016, our total operating expenses did not exceed the 2%/25% Guidelines.
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
Under the terms of the Key Bank credit facility, we may pay distributions to our stockholders so long as the total amount paid does not exceed certain thresholds specified in the Key Bank credit facility; provided, however, that we are not restricted from making any distributions necessary in order to maintain our status as a REIT. Our board of directors will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.
Some or all of our distributions have been paid, and in the future may continue to be paid, from sources other than cash flows from operations.
The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the three months ended March 31, 2017 and the year ended December 31, 2016 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686
Second Quarter 2016	7/7/2016	7/29/2016	0.06	661	25	686
Third Quarter 2016	9/30/2016	10/31/2016	0.06	659	25	684
Fourth Quarter 2016	12/30/2016	1/31/2017	0.06	656	25	681
Total				$2,636	$101	$2,737

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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
FFO	2017	2016
Net income (loss) (1)	$6,179	$(65)
Adjustments:
Gain on disposal of assets	(6,586)	(9)
Adjustment to reflect FFO of unconsolidated joint ventures	80	204
Depreciation of real estate	607	644
Amortization of in-place leases and other intangibles	355	226
FFO attributable to common shares and Common Units	$635	$1,000

FFO per share and Common Unit	$0.06	$0.09

Weighted average common shares and units outstanding	11,359,759	11,469,085

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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of March 31, 2017, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.
Critical Accounting Policies
Our condensed consolidated interim financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Other than the critical accounting policy discussed below, a discussion of additional accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2016 Annual Report on Form 10-K.

Investments in Real Estate
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions.
We elected to early adopt ASU 2017-01 for the reporting period beginning January 1, 2017. As a result of adopting ASU 2017-01, our acquisitions of properties beginning January 1, 2017 were evaluated under the new guidance. The acquisitions occurring during 2017 were determined to be asset acquisitions, as they did not meet the definition of a business.
Evaluation of business combination or asset acquisition:
We evaluate each acquisition of real estate to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted for as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:
•    Substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets; or
•    The integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e. revenue generated before and after the transaction).
An acquired process is considered substantive if:
•    The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce), that is skilled, knowledgeable, and experienced in performing the process;
•    The process cannot be replaced without significant cost, effort, or delay; or
•    The process is considered unique or scarce.
Generally, we expect that acquisitions of real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets), or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.
In asset acquisitions, the purchase consideration, including acquisition costs, is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain.
Depreciation and amortization is computed using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 30 years
Tenant improvements	1 - 36 years
Tenant improvement costs recorded as capital assets are depreciated over the tenant’s remaining lease term, which we determined approximates the useful life of the improvement. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized. Acquisition costs related to asset acquisitions are capitalized in the condensed consolidated balance sheets.
For acquisitions of real estate prior to the adoption of ASU 2017-01, which were generally accounted for as business combinations, we recognized the assets acquired (including the intangible value of acquired above- or below-market leases, acquired in-place leases and other intangible assets or liabilities) at fair value as of the acquisition date. Acquisition costs related to the business combinations were expensed as incurred.

Subsequent Events
Distributions
On April 28, 2017, we paid a first quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of March 31, 2017, totaling approximately $0.7 million.
On May 10, 2017, our board of directors approved a second quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of June 30, 2017. We expect to pay this distribution by the end of July 2017.
Sale of Held for Sale Properties
On April 17, 2017, we consummated the disposition of Woodland West Marketplace at a sales price of approximately $14.6 million. We used the net proceeds from the sale of Woodland West Marketplace to repay a portion of the outstanding balance on the KeyBank Credit Facility.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2017, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
January 2017	—	$—	—	$915,158
February 2017	—	—	—	915,158
March 2017	31,875	6.36	31,875	712,431
Total	31,875		31,875

(1)	All of our purchases of equity securities during the three months ended March 31, 2017, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through March 31, 2017, the Company has redeemed 507,069 shares for $3.9 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As of the three months ended March 31, 2017, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2017.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	The Purchase and Sale Agreement by and between Sunset Triangle Investors, LLC and Strategic Realty Operating Partnership, LP, dated November 21, 2016.	X

10.2	The Purchase and Sale Agreement by and between TNP SRT Woodland West Holdings LLC and ORDA CORP., a Texas corporation, dated January 31, 2017.	X

10.3
Second Amended and Restated Revolving Credit Agreement among Strategic Realty Operating Partnership, L.P., SRT Secured Holdings, LLC, KeyBank National Association, as administrative agent, and KeyBanc Capital Markets, LLC, as sole lead bookrunner and sole lead arranger, dated February 15, 2017
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