Form 10-Q
period 2017-06-30
Strategic Realty Trust, Inc.
filed 2017-08-10
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 1, 2017, there were 10,868,550 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2017, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016, as filed with the SEC on March 24, 2017 (the “2016 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the six months ended June 30, 2017, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENDSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Investments in real estate
Land	$22,383	$15,510
Building and improvements	57,404	47,810
Tenant improvements	3,274	2,307
	83,061	65,627
Accumulated depreciation	(9,379)	(8,163)
Investments in real estate, net	73,682	57,464
Properties under development and development costs
Land	25,851	25,851
Buildings	593	601
Development costs	7,026	4,377
Properties under development and development costs	33,470	30,829
Cash and cash equivalents	2,876	3,130
Restricted cash	3,670	4,728
Prepaid expenses and other assets, net	233	1,070
Tenant receivables, net of $30 and $38 bad debt reserve	943	1,269
Investments in unconsolidated joint ventures	2,758	4,761
Lease intangibles, net	4,447	3,825
Assets held for sale	—	24,157
Deferred financing costs, net	1,284	264
TOTAL ASSETS (1)	$123,363	$131,497
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$63,042	$54,304
Accounts payable and accrued expenses	2,467	2,955
Amounts due to affiliates	—	111
Other liabilities	567	461
Liabilities related to assets held for sale	—	22,182
Below-market lease liabilities, net	3,005	3,049
Deferred gain on sale of properties to unconsolidated joint venture	668	1,202
TOTAL LIABILITIES (1)	69,749	84,264
Commitments and contingencies (Note 13)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,868,550 and 10,938,245 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	111	111
Additional paid-in capital	95,589	96,032
Accumulated deficit	(44,108)	(50,676)
Total stockholders’ equity	51,592	45,467
Non-controlling interests	2,022	1,766
TOTAL EQUITY	53,614	47,233
TOTAL LIABILITIES AND EQUITY	$123,363	$131,497

(1)
As of June 30, 2017 and December 31, 2016, includes approximately $35.1 million and $32.8 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $20.0 million and $19.9 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 5. “Variable Interest Entities”.

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Rental and reimbursements	$2,225	$2,482	$4,865	$5,190

Expense:
Operating and maintenance	760	893	1,706	1,838
General and administrative	500	586	995	1,068
Depreciation and amortization	824	851	1,786	1,721
Transaction expense	3	276	85	280
Interest expense	481	510	1,056	1,110
	2,568	3,116	5,628	6,017
Operating loss	(343)	(634)	(763)	(827)

Other income (loss):
Equity in income (loss) of unconsolidated joint ventures	(37)	276	(5)	302
Net gain on disposal of real estate	2,545	605	9,131	614
Loss on extinguishment of debt	(80)	(965)	(80)	(966)
Income (loss) before income taxes	2,085	(718)	8,283	(877)
Income taxes	(83)	(228)	(102)	(134)
Net income (loss)	2,002	(946)	8,181	(1,011)
Net income (loss) attributable to non-controlling interests	76	(35)	306	(37)
Net income (loss) attributable to common stockholders	$1,926	$(911)	$7,875	$(974)

Earnings (loss) per common share - basic and diluted	$0.18	$(0.08)	$0.72	$(0.09)

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	10,905,453	11,008,017	10,921,364	11,022,603
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except shares)
(unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2016	10,938,245	$111	$96,032	$(50,676)	$45,467	$1,766	$47,233
Redemption of common shares	(69,695)	—	(443)		(443)		(443)
Quarterly distributions	—	—	—	(1,307)	(1,307)	(50)	(1,357)
Net income	—	—	—	7,875	7,875	306	8,181
BALANCE — June 30, 2017	10,868,550	$111	$95,589	$(44,108)	$51,592	$2,022	$53,614
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$8,181	$(1,011)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on disposal of real estate	(9,131)	(614)
Loss on extinguishment of debt	80	966
Equity in income (loss) of unconsolidated joint ventures	5	(302)
Straight-line rent	(90)	(42)
Amortization of deferred costs	260	247
Depreciation and amortization	1,786	1,721
Amortization of above and below-market leases	(104)	(92)
Bad debt expense	31	24
Changes in operating assets and liabilities:
Prepaid expenses and other assets	837	(284)
Tenant receivables	378	465
Accounts payable and accrued expenses	(490)	161
Amounts due to affiliates	(111)	26
Other liabilities	106	(195)
Net change in restricted cash for operational expenditures	348	(163)
Net cash provided by operating activities	2,086	907

Cash flows from investing activities:
Net proceeds from the sale of real estate	32,398	8,737
Acquisition of real estate	(17,812)	(5,630)
Investment in properties under development and development costs	(2,339)	(27,849)
Improvements, capital expenditures, and leasing costs	(790)	(203)
Distributions from unconsolidated joint ventures	1,998	735
Net change in restricted cash from investments in consolidated variable interest entities	357	(3,458)
Net change in restricted cash for capital expenditures	353	445
Net cash provided by (used in) investing activities	14,165	(27,223)

Cash flows from financing activities:
Redemption of common shares	(443)	(256)
Quarterly distributions	(1,361)	(1,372)
Proceeds from notes payable	28,700	32,700
Repayment of notes payable	(41,889)	(8,680)
Payment of penalties associated with early repayment of notes payable	(1)	(839)
Payment of loan fees from investments in consolidated variable interest entities	(197)	(714)
Payment of loan fees and financing costs	(1,314)	(51)
Net cash provided by (used in) financing activities	(16,505)	20,788

Net decrease in cash and cash equivalents	(254)	(5,528)
Cash and cash equivalents – beginning of period	3,130	8,793
Cash and cash equivalents – end of period	$2,876	$3,265

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$677	$—
Change in accrued liabilities capitalized to investment in development	5	201
Change to accrued mortgage note payable interest capitalized to investment in development	2	158
Amortization of deferred loan fees capitalized to investment in development	296	263
Cash paid for interest, net of amounts capitalized	818	717
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. Currently, the Company is externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year. The current term of the Advisory Agreement terminates on August 10, 2018. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of both June 30, 2017 and December 31, 2016, the Company owned 96.3% of the limited partnership interests in the OP.
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
As of June 30, 2017, in addition to the development projects, the Company’s portfolio of properties was comprised of 12 properties, with approximately 425,000 rentable square feet of retail space located in five states. As of June 30, 2017, the rentable space at the Company’s retail properties was 96% leased.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X.
The interim unaudited condensed consolidated financial statements include the accounts of the Company, the OP, their direct and indirect owned subsidiaries, and the accounts of joint ventures that are determined to be variable interest entities for which the Company is the primary beneficiary. All significant intercompany balances and transactions are eliminated in consolidation. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s condensed consolidated financial position, results of operations and cash flows have been included.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2017 and December 31, 2016, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 4, “Investments in Unconsolidated Joint Ventures” for additional information. As of June 30, 2017 and December 31, 2016, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5, “Variable Interest Entities” for additional information.
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
Recent Accounting Pronouncements
The FASB issued the following ASUs which could have potential impact to the Company’s condensed consolidated financial statements:
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends (Topic 230), Statement of Cash Flows (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explains the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 will require adoption using a retrospective transition method. The adoption will not have a material effect on the Company’s condensed consolidated financial statements.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 will require adoption on a retrospective basis. The application of ASU 2016-15 is not expected to have an impact on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset, measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Adjustments resulting from adopting ASU 2016-13 shall be applied through a cumulative-effect adjustment to retained earnings. The adoption of ASU 2016-13 will not have an effect on the Company’s condensed consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the condensed consolidated balance sheet and disclosing key information about leasing arrangements. The guidance retains a distinction between finance leases and operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company believes that the adoption of ASU 2016-02 will not change the accounting for operating leases on its condensed consolidated balance sheets. The Company expects that certain non-lease components will need to be accounted for separately from the lease components, with the lease components continuing to be recognized on a straight-line basis over the term of the lease and certain non-lease components being accounted for under the

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

new revenue recognition guidance in ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) discussed below.
In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively defers the adoption of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may apply either a full retrospective or a modified retrospective approach to adopt this guidance. In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-09 and ASU No. 2016-12, which provide interpretive clarifications on the new guidance in Topic 606. The Company’s revenues are primarily generated through leasing arrangements. As such, management believes the Company’s revenue from leasing arrangements falls out of the scope of this standard and does not expect the adoption of ASU 2014-09 to have a significant impact on its financial statements. The Company believes, that its revenue stream from non-lease components, which is comprised of common area maintenance reimbursements, may be impacted by the adoption of ASU 2014-09.
3. REAL ESTATE INVESTMENTS
Acquisition of Properties
On January 4, 2017, the Company purchased certain property located in the Hayes Valley neighborhood at 388 Fulton Street in San Francisco, California (“388 Fulton”). The seller was not affiliated with the Company or the Advisor. 388 Fulton is comprised of two leased commercial condominiums with an aggregate of 3,110 square feet of retail space. The aggregate purchase price of 388 Fulton was approximately $4.2 million, subject to customary closing costs and proration adjustments. The Company drew down $4.0 million on its line of credit to fund this acquisition.
On January 11, 2017, the Company purchased certain property located in the Silver Lake neighborhood of Los Angeles, California (“Silver Lake”). The seller was not affiliated with the Company or the Advisor. Silver Lake is comprised of two boutique retail buildings totaling approximately 10,497 square feet of retail space. The aggregate purchase price of Silver Lake was approximately $13.3 million subject to customary closing costs and proration adjustments. The Company drew down $11.0 million on its line of credit to fund this acquisition.
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
For the three and six months ended June 30, 2017, the Company incurred $27 thousand and $0.3 million, respectively, of acquisition-related costs. These costs were capitalized and allocated to land and buildings acquired on a relative fair value basis.
2017 Sale of Properties
On April 17, 2017, the Company consummated the disposition of Woodland West Marketplace, located in Arlington, Texas, for a sales price of approximately $14.6 million in cash. The Company used the net proceeds from the sale of Woodland West Marketplace to repay $13.7 million of the outstanding balance on its line of credit. The sale of the property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and its results of operations were not reported as discontinued operations on the Company’s condensed consolidated financial statements. The disposition of Woodland West Marketplace resulted in a gain of $2.5 million, which was included on the Company’s condensed consolidated statement of operations.
On January 6, 2017, the Company consummated the disposition of Pinehurst Square East, located in Bismarck, North Dakota, for a sales price of approximately $19.2 million in cash. The Company used the net proceeds from the sale of Pinehurst Square East to repay $18.4 million of the outstanding balance on its line of credit. The sale of the property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and its results of operations were not reported as discontinued operations on the Company’s condensed consolidated financial statements. The disposition of Pinehurst Square East resulted in a gain of $6.1 million, which was included on the Company’s condensed consolidated statement of operations.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes net operating income (loss) related to Pinehurst Square East and Woodland West Marketplace, that is included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Pinehurst Square East	Woodland West Marketplace	Pinehurst Square East	Woodland West Marketplace	Pinehurst Square East	Woodland West Marketplace	Pinehurst Square East	Woodland West Marketplace
Operating income (loss)	$8	$42	$224	$(55)	$16	$192	$463	$(87)
Pro Forma Financial Information
The pro forma financial information below is based upon the Company’s historical condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, adjusted to give effect to the above sale transactions as if they had been completed at the beginning of 2017 and 2016, respectively. The pro forma financial information is presented for information purposes only, and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2017 and 2016, respectively, nor does it purport to represent results of operations for future periods (amounts in thousands):

	(Pro Forma)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental and reimbursement revenues	$2,182	$1,606	$4,366	$3,410
Net income	1,952	1,431	7,973	7,213
Net income attributable to common stockholders	1,872	1,599	7,669	7,163

Net income attributable to common shares - basic and diluted	$0.17	$0.15	$0.70	$0.65
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of June 30, 2017, and December 31, 2016 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$1,019	$3,052
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	1,739	1,709
Total				$2,758	$4,761
The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of June 30, 2017 and December 31, 2016, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.

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
On January 28, 2016, the Gelson’s Joint Venture used the capital contributions of the Company, together with the proceeds of a loan in the amount of $10.7 million, to purchase property located at the corner of Sunset Boulevard and Gardner in Hollywood, California for a build-to-suit grocery store for Gelson’s Markets (the “Gelson’s Property”) from a third party seller, for a total purchase price of approximately $13.0 million. The Gelson’s Joint Venture intends to proceed with obtaining all required governmental approvals and entitlements to replace the existing improvements on the property with a build-to-suit grocery store for Gelson’s Markets with an expected size of approximately 38,000 square feet. Gelson’s Markets was founded in 1951 and is recognized as one of the nation’s premier supermarket chains. Gelson’s Markets currently has 24 locations throughout Southern California.
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
On March 8, 2016, the Wilshire Joint Venture used the deposits and capital contribution of the Company, together with the proceeds of a loan in the amount of $8.5 million, to acquire the Wilshire Property from a third-party seller, for a total purchase price of $13.5 million. The Wilshire Joint Venture is repositioning, and intends to re-lease the existing improvements on the property.

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
The following reflects the assets and liabilities of the Gelson’s Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	593	601
Development costs	7,026	4,377
Properties under development and development costs	33,470	30,829
Restricted cash	1,309	1,666
Cash and cash equivalents	263	334
Prepaid expenses and other assets, net	8	14
Tenant receivables, net	—	1
TOTAL ASSETS (1)	$35,050	$32,844

LIABILITIES
Notes payable, net (2)	$19,200	$19,103
Accounts payable and accrued expenses	813	806
Amounts due to affiliates	9	9
Other liabilities	22	27
TOTAL LIABILITIES	$20,044	$19,945

(1)	The assets of the Gelson’s Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
As of December 31, 2016, includes reclassification of approximately $0.1 million of deferred financing costs, net, as a contra-liability. As of June 30, 2017, deferred financing costs were fully amortized. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

6. FUTURE MINIMUM RENTAL INCOME
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2017, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 19 years with a weighted-average remaining term (excluding options to extend) of approximately 5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.3 million as of June 30, 2017 and $0.2 million as of December 31, 2016.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of June 30, 2017, the future minimum rental income from the Company’s properties under non-cancelable operating leases, was as follows (amounts in thousands):

Remainder of 2017	$3,076
2018	5,925
2019	5,730
2020	5,287
2021	4,530
Thereafter	15,442
Total	$39,990
7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of June 30, 2017 and December 31, 2016, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Cost	$7,947	$7,000	$(3,929)	$(3,904)
Accumulated amortization	(3,500)	(3,175)	924	855
Total	$4,447	$3,825	$(3,005)	$(3,049)
The Company’s amortization of lease intangibles and below-market lease liabilities for the three and six months ended June 30, 2017 and 2016, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Amortization	$(225)	$(235)	$57	$67

	Lease Intangibles		Below-Market Lease Liabilities
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization	$(596)	$(486)	$136	$139

8. NOTES PAYABLE, NET
As of June 30, 2017 and December 31, 2016, the Company’s notes payable, net consisted of the following (amounts in thousands):

	Principal Balance		Interest Rates At
	June 30, 2017	December 31, 2016	June 30, 2017
Line of credit (1)	$19,967	$11,150	3.58%
Secured term loans	24,054	24,277	5.10%
Mortgage loans secured by properties under development (2)	19,200	19,200	9.5% - 10.0%
Deferred financing costs, net (3)	(179)	(323)	n/a
	$63,042	$54,304

(1)
The Company’s line of credit is a revolving credit facility with an initial maximum aggregate commitment of $30.0 million (the “Facility Amount”). Effective February 15, 2017, the Company’s line of credit was refinanced to increase

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the maximum aggregate commitment under the credit facility from $30.0 million to $60.0 million. The credit facility matures on February 15, 2020. Each loan made pursuant to the Key Bank credit facility will be either a LIBOR rate loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay the lender an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum, if the usage under the the Company’s line of credit is less than or equal to 50% of the line of credit amount, and 0.20% per annum if the usage under the Company’s line of credit is greater than 50% of the line of credit amount. The Company is providing a guaranty of all of its obligations under the Company’s line of credit and all other loan documents. As of June 30, 2017, the Company’s line of credit was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, and Silver Lake. For information regarding recent draws under the Company’s line of credit, see “– Recent Financing Transactions The Company’s Line of Credit” below.

(2)	Comprised of $10.7 million and $8.5 million associated with the Company’s investment in the Gelson’s Joint Venture and the Wilshire Joint Venture, respectively.

(3)	Reclassification of deferred financing costs, net of accumulated amortization, as a contra-liability.
During both the three months ended June 30, 2017 and 2016, the Company incurred and expensed approximately $0.5 million of interest costs, which included the amortization of deferred financing costs of approximately $0.1 million for each period. Also during both the three months ended June 30, 2017 and 2016, the Company incurred and capitalized approximately $0.9 million of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of approximately $0.2 million for each period.
During both the six months ended June 30, 2017 and 2016, the Company incurred and expensed approximately $1.1 million of interest costs, which included the amortization of deferred financing costs of approximately $0.3 million and $0.2 million, respectively, for each period. Also during the six months ended June 30, 2017 and 2016, the Company incurred and capitalized approximately $1.6 million and $1.2 million, respectively, of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of approximately $0.3 million for each period.
As of both June 30, 2017 and December 31, 2016, interest expense payable was approximately $0.4 million, including an amount related to the variable interest entities of approximately $0.2 million.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of June 30, 2017 (amounts in thousands):

Remainder of 2017	$19,426
2018	473
2019	23,355
2020	19,967
Total (1)	$63,221

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.2 million deferred financing costs, net.
Recent Financing Transactions
Line of Credit
During the six months ended June 30, 2017 and 2016, the following transactions occurred under the Company’s line of credit:
Six months ended June 30, 2017:

•	On January 4, 2017, the Company drew $4.0 million and used the proceeds to acquire 388 Fulton.

•
On January 6, 2017, the Company consummated the disposition of Pinehurst Square East, located in Bismarck, North Dakota, for a sales price of approximately $19.2 million in cash, $18.4 million of which was used to pay down the Company’s line of credit.

•	On January 11, 2017, the Company drew $11.0 million and used the proceeds to acquire Silver Lake.

•	On January 27, 2017, the Company drew $1.0 million and used the proceeds for working capital.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

•	On February 28, 2017, the Company drew $9.8 million and used the proceeds to pay off the mortgage loan related to Woodland West Marketplace.

•	On February 28, 2017, the Company drew $0.6 million and used the proceeds to pay certain costs for the refinancing of the Company’s line of credit.

•	On March 29, 2017, the Company drew $1.0 million and used the proceeds for working capital.

•
On April 17, 2017, the Company consummated the disposition of Woodland West Marketplace, located in Arlington, Texas, for a sales price of approximately $14.6 million in cash, $13.7 million of which was used to pay down the Company’s line of credit.

•	On June 28, 2017, the Company drew $1.3 million and used the proceeds for working capital.
Six months ended June 30, 2016:

•	On March 7, 2016, the Company drew $6.0 million and used the proceeds to invest in the Wilshire Joint Venture.

•	On June 9, 2016, the Company drew $7.5 million and used the majority of the proceeds to acquire 8 Octavia and 400 Grove.
Mortgage Loans Secured by Properties Under Development
In connection with the Company’s investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, the Company has consolidated borrowings of $8.5 million (the “Wilshire Loan”). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on March 7, 2017, with an option for two additional six-month periods, subject to certain conditions as stated in the loan agreement. All conditions to extensions were met, and on March 7, 2017, the Company exercised the option to extend the loan for six months. The new maturity date is September 7, 2017. The Company plans to exercise the remaining option to extend the loan for an additional six months. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
In connection with the Company’s investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, the Company has consolidated borrowings of $10.7 million (the “Gelson’s Loan”). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met, but the Company negotiated a six month extension of the term on January 27, 2017. The new maturity date is July 27, 2017. The Company negotiated a nine month extension of the term on July 27, 2017. The new maturity date is April 27, 2018. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.
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
The following table provides the carrying values and fair values of the Company’s notes payable as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	Carrying Value (1)		Fair Value (1) (2)
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Notes payable, net	$63,042	$54,304	$63,356	$54,781

(1)
The carrying value of the Company’s notes payable represents the outstanding principal as of June 30, 2017, and December 31, 2016. The carrying values and fair values of the notes payable include the reclassification of deferred financing costs, net, of approximately $0.2 million and $0.3 million, respectively, as a contra-liability, as of both June 30, 2017 and December 31, 2016.

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
For both the three and six months ended June 30, 2017 and 2016, the Company did not record any impairment losses.
10. EQUITY
Share Redemption Program
On April 1, 2015, the Company’s board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “SRP”). The SRP was subsequently amended on August 7, 2015 and August 10, 2016.
On October 5, 2016, the board of directors approved, pursuant to Section 3(a) of the SRP, an additional $0.5 million of funds available for the redemption of shares in connection with the death of a stockholder.
The following table summarizes share redemption activity during the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Shares of common stock redeemed	37,820	8,147	69,695	38,868
Purchase price	$241	$54	$443	$256
Cumulatively, through June 30, 2017, the Company has redeemed 544,888 shares sold in the Offering and/or its dividend reinvestment plan for $4.1 million.
Quarterly Distributions
In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.
Under the terms of the amended Key Bank credit facility, the Company may pay distributions to its investors so long as the total amount paid does not exceed 100% of the cumulative Adjusted Funds From Operations plus up to an additional $2.0 million of the Company’s net proceeds from property dispositions, as defined in the amended Company’s line of credit; provided, however, that the Company is not restricted from making any distributions necessary in order to maintain its status as a REIT. The Company’s board of directors evaluates the Company’s ability to make quarterly distributions based on the Company’s operational cash needs.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the six months ended June 30, 2017, and the year ended December 31, 2016 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Total				$1,307	$50	$1,357

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686
Second Quarter 2016	7/7/2016	7/29/2016	0.06	661	25	686
Third Quarter 2016	9/30/2016	10/31/2016	0.06	659	25	684
Fourth Quarter 2016	12/30/2016	1/31/2017	0.06	656	25	681
Total				$2,636	$101	$2,737

11. EARNINGS PER SHARE
Earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of June 30, 2017. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator - basic and diluted
Net income (loss)	$2,002	$(946)	$8,181	$(1,011)
Net income (loss) attributable to non-controlling interests	76	(35)	306	(37)
Net income (loss) attributable to common shares	$1,926	$(911)	$7,875	$(974)
Denominator - basic and diluted
Basic weighted average common shares	10,905,453	11,008,017	10,921,364	11,022,603
Common Units (1)	—	—	—	—
Diluted weighted average common shares	10,905,453	11,008,017	10,921,364	11,022,603
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$0.18	$(0.08)	$0.72	$(0.09)

(1)	The effect of 422,308 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor. On July 25, 2017, the Advisory Agreement with the Advisor was renewed for an additional twelve months, beginning on August 10, 2017. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services.
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
Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		December 31,
Expensed	2017	2016	2017	2016	2016
Acquisition fees	$—	$56	$—	$58	$80
Asset management fees	205	230	435	447	—
Reimbursement of operating expenses	57	48	99	98	—
Property management fees	87	97	200	221	2
Disposition fees	186	115	430	115	29
Total	$535	$546	$1,164	$939	$111

Capitalized
Acquisition fees	$—	$—	$194	$273	$—
Leasing fees	8	92	65	103	—
Legal leasing fees	23	21	51	33	—
Construction management fees	—	—	—	1	—
Financing coordination fees	—	—	707	—	—
Total	$31	$113	$1,017	$410	$—
There were no Advisor related party costs payable by the Company as of June 30, 2017.
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
For the three and six months ended June 30, 2017 and 2016, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
Property Management Fees
Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive property management fees calculated at a maximum of up to 4% of the properties’ gross revenue. The property management agreements with Glenborough have been renewed for an additional twelve months, beginning on August 10, 2017.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Related-Party Fees Paid by the Unconsolidated Joint Ventures
The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. For the three months ended June 30, 2017 and 2016, the SGO Joint Venture recognized related party fees and reimbursements of $48 thousand and $0.1 million, respectively. For the six months ended June 30, 2017 and 2016, the SGO Joint Venture recognized related party fees and reimbursements of $0.1 million and $0.3 million, respectively. For the three months ended June 30, 2017 and 2016, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2017 and 2016, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.4 million and $0.5 million, respectively. The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.
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
14. SUBSEQUENT EVENTS
Distributions
On May 10, 2017, the Company’s board of directors declared a second quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of June 30, 2017. The distribution was paid on July 31, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, or SEC, on March 24, 2017, which we refer to herein as our “2016 Annual Report on Form 10-K.”
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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year. The current term of the Advisory Agreement terminates on August 10, 2018. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.
ITEM 2. PROPERTIES
Property Portfolio
As of June 30, 2017, our property portfolio included 12 retail properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 425,000 square feet of single- and multi-tenant, commercial retail space located in five states. We purchased our properties for an aggregate purchase price of approximately $94.8 million. As of June 30, 2017 and December 31, 2016, there was approximately $24.1 million and approximately $33.8 million of indebtedness on our properties, respectively. As of June 30, 2017 and December 31, 2016, approximately 96% and 91% of our portfolio was leased (based on rentable square footage), respectively, with weighted-average remaining lease term of approximately five years.

(dollars in thousands)		Rentable Square Feet (1)	Percent Leased (2)	Effective Rent (3) (Sq. Foot)	Anchor Tenant	Date Acquired	Original Purchase Price (4)	Debt (5)
Property Name	Location
Cochran Bypass	Chester, SC	45,817	100%	$5.11	Bi-Lo Store	7/14/2011	$2,585	$1,473
Topaz Marketplace	Hesperia, CA	50,699	79%	22.16	n/a	9/23/2011	13,500	—
Morningside Marketplace	Fontana, CA	76,923	98%	16.24	Ralph's	1/9/2012	18,050	8,403
Ensenada Square	Arlington, TX	62,628	97%	7.51	Kroger	2/27/2012	5,025	2,914
Shops at Turkey Creek	Knoxville, TN	16,324	100%	27.54	n/a	3/12/2012	4,300	2,637
Florissant Marketplace	Florissant, MO	146,257	98%	9.88	Schnuck's	5/16/2012	15,250	8,627
400 Grove Street	San Francisco, CA	2,000	100%	60.00	n/a	6/14/2016	2,890	—
8 Octavia Street	San Francisco, CA	3,640	27%	32.00	n/a	6/14/2016	2,740	—
Fulton Shops	San Francisco, CA	3,758	100%	55.65	n/a	7/27/2016	4,595	—
450 Hayes	San Francisco, CA	3,724	100%	89.82	n/a	12/22/2016	8,020	—
388 Fulton	San Fancisco, CA	3,110	100%	63.05	n/a	1/4/2017	4,500	—
Silver Lake	Los Angeles, CA	10,497	100%	62.96	n/a	1/11/2017	13,300	—
		425,377					$94,755	$24,054

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of June 30, 2017.

(3)
Effective rent per square foot is calculated by dividing the annualized June 2017 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)
Debt represents the outstanding balance as of June 30, 2017, and excludes reclassification of approximately $0.2 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 8. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As of June 30, 2017, the Company’s line of credit principal balance of $20.0 million was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, and Silver Lake. For information regarding recent draws under the Key Bank credit facility, see “– Recent Financing Transactions - Our Line of Credit.”

Properties Under Development
As of June 30, 2017, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Wilshire Property	Santa Monica, CA	May, 2018	12,500	$8,500
Gelson’s Property	Hollywood, CA	July, 2018	37,000	10,700
Total			49,500	$19,200
Portfolio Investments
As of June 30, 2017, our portfolio included:

•	Investments in two consolidated joint ventures, which own property under development in the Los Angeles, California area that are expected to comprise 49,500 square feet upon completion.

•	Investments in two unconsolidated joint ventures, which own, in aggregate, 8 retail centers, comprising an aggregate of approximately 593,000 square feet and located in four states.

•	Twelve retail properties comprising an aggregate of approximately 425,000 square feet of single- and multi-tenant, commercial retail space located in five states.

Results of Operations
Comparison of the three and six months ended June 30, 2017, versus the three and six months ended June 30, 2016.
The following table provides summary information about our results of operations for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Rental revenue and reimbursements	$2,225	$2,482	$(257)	(10.4)%
Operating and maintenance expenses	760	893	(133)	(14.9)%
General and administrative expenses	500	586	(86)	(14.7)%
Depreciation and amortization expenses	824	851	(27)	(3.2)%
Transaction expense	3	276	(273)	(98.9)%
Interest expense	481	510	(29)	(5.7)%
Operating loss	(343)	(634)	291	(45.9)%
Other income (loss), net	2,428	(84)	2,512	(2,990.5)%
Income taxes	(83)	(228)	145	(63.6)%
Net income (loss)	$2,002	$(946)	$2,948	(311.6)%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Rental revenue and reimbursements	$4,865	$5,190	$(325)	(6.3)%
Operating and maintenance expenses	1,706	1,838	(132)	(7.2)%
General and administrative expenses	995	1,068	(73)	(6.8)%
Depreciation and amortization expenses	1,786	1,721	65	3.8%
Transaction expense	85	280	(195)	(69.6)%
Interest expense	1,056	1,110	(54)	(4.9)%
Operating loss	(763)	(827)	64	(7.7)%
Other income (loss), net	9,046	(50)	9,096	(18,192.0)%
Income taxes	(102)	(134)	32	(23.9)%
Net income (loss)	$8,181	$(1,011)	$9,192	(909.2)%
Our results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the three and six months ended June 30, 2017, compared to the same periods in 2016, was primarily due to the sales of Bloomingdale Hills in April 2016, Pinehurst Square East in January of 2017 and Woodland West Marketplace in April 2017. The decreases were mostly offset by a full quarter of revenue from acquisitions of 8 Octavia, 400 Grove in June 2016, acquisitions of Fulton Shops in July 2016 and 450 Hayes in December 2016, and 388 Fulton and Silver Lake during the first quarter of 2017.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three and six months ended June 30, 2017, when compared to the same periods in 2016 due to sales of Bloomingdale Hills in April 2016, Pinehurst Square East in January of 2017 and Woodland West Marketplace in April 2017. The decreases were mostly offset by acquisitions of 8 Octavia, 400 Grove in June 2016, acquisitions of Fulton Shops in July 2016 and 450 Hayes in December 2016, and 388 Fulton and Silver Lake during the first quarter of 2017.

General and administrative expenses
General and administrative expenses decreased during the three months ended June 30, 2017, compared to the same period in 2016 primarily due to decreased legal fees. A decrease in asset management fees as a result of dispositions of Pinehurst Square East in January 2017 and Woodland West Marketplace in April 2017, partially offset by property acquisitions in 2016 and the first quarter of 2017, also contributed to a decrease in general and administrative expenses.
General and administrative expenses decreased during the six months ended June 30, 2017, compared to the same period in 2016 primarily due to decreased legal fees and tax fees.
Depreciation and amortization expenses
The slight variances in 2017 versus 2016 depreciation and amortization expenses is due to acquisition and disposition activity throughout 2016 and early 2017.
Transaction expense
The decrease in transaction fees during the three and six months ended June 30, 2017, as compared to the same period in 2016 was primarily due to our adoption of Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) as of January 1, 2017. As part of adopting ASU 2017-01, acquisitions of 388 Fulton and Silver Lake during the first quarter of 2017 were classified as asset acquisitions and the related acquisition costs were capitalized.
Interest expense
Interest expense has decreased in 2017 over 2016 due to changes in debt balances as a result of property acquisitions and dispositions activities and the resulting fluctuations in debt balances from related proceeds and repayments of debt.
Other income (loss), net
Other income, net from the three months ended June 30, 2017, primarily consisted of approximately $2.5 million related to the gain on sale of Woodland West Marketplace in April 2017.
Other income, net from the six months ended June 30, 2017, primarily consisted of approximately $9.1 million related to the gain on sales of Pinehurst Square East in January 2017 and Woodland West Marketplace in April 2017, as well as the recognition of deferred gain resulting from the first quarter of 2017 sale by the SGO Retail Acquisitions Venture, LLC (“SGO Joint Venture”) of Aurora Commons.
Income taxes
In addition to various state tax payments, we have incurred federal tax due to our election to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code. A TRS is subject to federal and state income taxes. For the three and six months ended June 30, 2016, income taxes increased due to the income taxes on our share of the gain from the sale of certain SGO MN Retail Acquisitions Venture, LLC (“SGO MN Joint Venture”) properties, partially offset by the 2016 reversal of an over accrual of estimated alternative minimum state/federal taxes, which was accrued and included in expenses as of December 31, 2015. The over accrual was determined to be immaterial and was the result of finalizing, in 2016, the calculation of taxes owed for 2015.
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
As of June 30, 2017, our cash and cash equivalents were approximately $2.9 million and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was approximately $3.7 million. For properties with lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2017 and December 31, 2016, our borrowings were approximately 107.6% and 105.2%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change
Net cash provided by (used in):
Operating activities	$2,086	$907	$1,179
Investing activities	14,165	(27,223)	41,388
Financing activities	(16,505)	20,788	(37,293)
Net decrease in cash and cash equivalents	$(254)	$(5,528)
Cash Flows from Operating Activities
The increase in cash flows from operating activities was primarily due to a decrease in deposit balances resulting from the closing of the acquisitions of 388 Fulton and Silver Lake during the first quarter of 2017.
Cash Flows from Investing Activities
The change in cash flows from investing activities was primarily due to the net proceeds from the disposition of Pinehurst Square East and Woodland West Marketplace of approximately $32.4 million, partially offset by our aggregate $17.8 million acquisition of 388 Fulton and Silver Lake in January 2017. Cash flows from investing activities during the six months ended June 30, 2016, consisted of our aggregate $27.8 million investments in the Wilshire and Gelson's Joint Ventures.
Cash Flows from Financing Activities
The change in cash flows from financing activities during the six months ended June 30, 2017, was primarily due to an increase in pay down of debt of approximately $33.2 million in connection with the pay down of a portion of our line of credit as a result of the dispositions of Pinehurst Square East and Woodland West Marketplace.
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

Recent Financing Transactions
Line of Credit
During the three and six months ended June 30, 2017 and 2016, the following transactions occurred under our our credit line:
Six months ended June 30, 2017:
On January 4, 2017, we drew $4.0 million and used the proceeds to acquire 388 Fulton.

•
On January 6, 2017, we consummated the disposition of Pinehurst Square East, located in Bismarck, North Dakota, for a sales price of approximately $19.2 million in cash, $18.4 million of which was used to pay down our line of credit.

•	On January 11, 2017, we drew $11.0 million and used the proceeds to acquire Silver Lake.

•	On January 27, 2017, we drew $1.0 million and used the proceeds for working capital.

•	On February 28, 2017, we drew $9.8 million and used the proceeds to pay off the mortgage loan related to Woodland West Marketplace.

•	On February 28, 2017, we drew $0.6 million and used the proceeds to pay certain costs for the refinancing of our line of credit.

•	On March 29, 2017, we drew $1.0 million and used the proceeds for working capital.

•
On April 17, 2017, we consummated the disposition of Woodland West Marketplace, located in Arlington, Texas, for a sales price of approximately $14.6 million in cash, $13.7 million of which was used to pay down our line of credit.

•	On June 28, 2017, we drew $1.3 million and used the proceeds for working capital.
Six months ended June 30, 2016:

•	On March 7, 2016, we drew $6.0 million and used the proceeds to invest in the Wilshire Joint Venture.

•	On June 9, 2016, we drew $7.5 million and used the majority of the proceeds to acquire 8 Octavia and 400 Grove.
Mortgage Loans Secured by Properties Under Development
In connection with our investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, we have consolidated borrowings of $8.5 million (the “Wilshire Loan”). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on March 7, 2017, with an option for two additional six-month periods, subject to certain conditions as stated in the loan agreement. All conditions to extensions were met, and on March 7, 2017, we exercised the option to extend the loan for six months. The new maturity date is September 7, 2017. We plan to exercise the remaining option to extend the loan for an additional six months. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
In connection with our investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, we have consolidated borrowings of $10.7 million (the “Gelson’s Loan”). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met, but we negotiated a six month extension of the term on January 27, 2017. The new maturity date is July 27, 2017. We negotiated a nine month extension of the term on July 27, 2017. The new maturity date is April 27, 2018. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.
Interim Financial Information
The financial information as of and for the period ended June 30, 2017, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and six months ended June 30, 2017. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K.

Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three and six months ended June 30, 2017 and 2016, our total operating expenses did not exceed the 2%/25% Guidelines.
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

The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the six months ended June 30, 2017, and the year ended December 31, 2016 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Total				$1,307	$50	$1,357

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686
Second Quarter 2016	7/7/2016	7/29/2016	0.06	661	25	686
Third Quarter 2016	9/30/2016	10/31/2016	0.06	659	25	684
Fourth Quarter 2016	12/30/2016	1/31/2017	0.06	656	25	681
Total				$2,636	$101	$2,737

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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO	2017	2016	2017	2016
Net income (loss) (1)	$2,002	$(946)	$8,181	$(1,011)
Adjustments:
Gain on disposal of assets	(2,545)	(605)	(9,131)	(614)
Adjustment to reflect FFO of unconsolidated joint ventures	132	(28)	212	176
Depreciation of real estate	615	638	1,222	1,282
Amortization of in-place leases and other intangibles	209	213	564	439
FFO attributable to common shares and Common Units	$413	$(728)	$1,048	$272

FFO per share and Common Unit	$0.04	$(0.06)	$0.09	$0.02

Weighted average common shares and units outstanding	11,327,761	11,438,859	11,343,672	11,477,703

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

Related Party Transactions and Agreements
We are currently party to the Advisory Agreement, pursuant to which the Advisor manages our business in exchange for specified fees paid for services related to the investment of funds in real estate and real estate-related investments, management of our investments and for other services. Refer to Note 12. “Related Party Transactions” to our interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the Advisory Agreement and other related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the interim unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of June 30, 2017, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.
Critical Accounting Policies
Our interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Other than the critical accounting policy discussed below, a discussion of additional accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2016 Annual Report on Form 10-K.
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
Subsequent Events
Distributions
On May 10, 2017, our board of directors approved a second quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of June 30, 2017. The distribution was paid on July 31, 2017.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2017, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
January 2017	—	$—	—	$915,158
February 2017	—	—	—	915,158
March 2017	31,875	6.36	31,875	712,431
April 2017	—	—	—	712,431
May 2017	—	—	—	712,431
June 2017	37,820	6.36	37,820	471,900
Total	69,695		69,695

(1)	All of our purchases of equity securities during the six months ended June 30, 2017, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through June 30, 2017, the Company has redeemed 544,888 shares for $4.1 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As of the three months ended June 30, 2017, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2017.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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