Form 10-Q
period 2017-09-30
Strategic Realty Trust, Inc.
filed 2017-11-13
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 1, 2017, there were 11,012,726 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the nine months ended September 30, 2017, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2016, as filed with the SEC on March 24, 2017 (the “2016 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the nine months ended September 30, 2017, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENDSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Investments in real estate
Land	$16,451	$15,510
Building and improvements	36,649	47,810
Tenant improvements	1,599	2,307
	54,699	65,627
Accumulated depreciation	(3,840)	(8,163)
Investments in real estate, net	50,859	57,464
Properties under development and development costs
Land	25,851	25,851
Buildings	589	601
Development costs	8,346	4,377
Properties under development and development costs	34,786	30,829
Cash and cash equivalents	3,645	3,130
Restricted cash	4,180	4,728
Prepaid expenses and other assets, net	250	1,070
Tenant receivables, net of $5 and $38 bad debt reserve	763	1,269
Investments in unconsolidated joint ventures	2,739	4,761
Lease intangibles, net	2,642	3,825
Assets held for sale	24,668	24,157
Deferred financing costs, net	1,164	264
TOTAL ASSETS (1)	$125,696	$131,497
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$45,473	$54,304
Accounts payable and accrued expenses	2,612	2,955
Amounts due to affiliates	2,538	111
Other liabilities	548	461
Liabilities related to assets held for sale	20,445	22,182
Below-market lease liabilities, net	819	3,049
Deferred gain on sale of properties to unconsolidated joint venture	668	1,202
TOTAL LIABILITIES (1)	73,103	84,264
Commitments and contingencies (Note 13)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 11,012,726 and 10,938,245 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	111	111
Additional paid-in capital	96,283	96,032
Accumulated deficit	(44,985)	(50,676)
Total stockholders’ equity	51,409	45,467
Non-controlling interests	1,184	1,766
TOTAL EQUITY	52,593	47,233
TOTAL LIABILITIES AND EQUITY	$125,696	$131,497

(1)
As of September 30, 2017, and December 31, 2016, includes approximately $36.9 million and $32.8 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $19.6 million and $19.9 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 5. “Variable Interest Entities”.

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Rental and reimbursements	$2,219	$2,647	$7,084	$7,837

Expense:
Operating and maintenance	848	949	2,554	2,787
General and administrative	483	623	1,478	1,691
Depreciation and amortization	653	907	2,439	2,628
Transaction expense	—	165	85	445
Interest expense	449	550	1,505	1,660
	2,433	3,194	8,061	9,211
Operating loss	(214)	(547)	(977)	(1,374)

Other income (loss):
Equity in income (loss) of unconsolidated joint ventures	(19)	16	(24)	318
Net gain on disposal of real estate	—	—	9,131	614
Loss on extinguishment of debt	—	—	(80)	(966)
Income (loss) before income taxes	(233)	(531)	8,050	(1,408)
Income taxes	3	(19)	(99)	(153)
Net income (loss)	(230)	(550)	7,951	(1,561)
Net income (loss) attributable to non-controlling interests	(13)	(21)	293	(58)
Net income (loss) attributable to common stockholders	$(217)	$(529)	$7,658	$(1,503)

Earnings (loss) per common share - basic and diluted	$(0.02)	$(0.05)	$0.70	$(0.14)

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	10,885,095	11,007,864	10,909,141	11,017,654
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except shares)
(unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2016	10,938,245	$111	$96,032	$(50,676)	$45,467	$1,766	$47,233
Conversion of OP units to common shares	162,409	—	809	—	809	(809)	—
Redemption of common shares	(87,928)	—	(558)	—	(558)	—	(558)
Quarterly distributions	—	—	—	(1,967)	(1,967)	(66)	(2,033)
Net income	—	—	—	7,658	7,658	293	7,951
BALANCE — September 30, 2017	11,012,726	$111	$96,283	$(44,985)	$51,409	$1,184	$52,593
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$7,951	$(1,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on disposal of real estate	(9,131)	(614)
Loss on extinguishment of debt	80	966
Equity in income (loss) of unconsolidated joint ventures	24	(318)
Straight-line rent	(179)	(102)
Amortization of deferred costs	404	381
Depreciation and amortization	2,439	2,628
Amortization of above and below-market leases	(129)	(147)
Bad debt expense	20	23
Changes in operating assets and liabilities:
Prepaid expenses and other assets	803	(290)
Tenant receivables	288	462
Accounts payable and accrued expenses	(118)	533
Amounts due to affiliates	(73)	(47)
Other liabilities	87	(117)
Net change in restricted cash for operational expenditures	131	(554)
Net cash provided by operating activities	2,597	1,243

Cash flows from investing activities:
Net proceeds from the sale of real estate	32,398	8,737
Acquisition of real estate	(17,812)	(10,225)
Investment in properties under development and development costs	(3,810)	(28,538)
Improvements, capital expenditures, and leasing costs	(1,110)	(289)
Distributions from unconsolidated joint ventures	1,998	1,223
Net change in restricted cash from investments in consolidated variable interest entities	8	(3,458)
Net change in restricted cash for capital expenditures	409	981
Net cash provided by (used in) investing activities	12,081	(31,569)

Cash flows from financing activities:
Redemption of common shares	(558)	(466)
Quarterly distributions	(2,038)	(2,058)
Proceeds from notes payable	29,700	38,400
Repayment of notes payable	(41,999)	(8,823)
Loan proceeds from an affiliate	2,500	—
Payment of penalties associated with early repayment of notes payable	(1)	(839)
Payment of loan fees from investments in consolidated variable interest entities	(453)	(719)
Payment of loan fees and financing costs	(1,314)	(69)
Net cash provided by (used in) financing activities	(14,163)	25,426

Net increase (decrease) in cash and cash equivalents	515	(4,900)
Cash and cash equivalents – beginning of period	3,130	8,793
Cash and cash equivalents – end of period	$3,645	$3,893

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$676	$684
Change in accrued liabilities capitalized to investment in development	(225)	346
Change to accrued mortgage note payable interest capitalized to investment in development	5	159
Amortization of deferred loan fees capitalized to investment in development	367	443
Cash paid for interest, net of amounts capitalized	1,110	1,121
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of September 30, 2017 and December 31, 2016, the Company owned 97.7% and 96.3%, respectively, of the limited partnership interests in the OP.
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
As of September 30, 2017, in addition to the development projects, the Company’s portfolio of properties was comprised of 12 properties, including 3 properties held for sale, with approximately 425,000 rentable square feet of retail space located in five states. As of September 30, 2017, the rentable space at the Company’s retail properties was 97% leased.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2017 and December 31, 2016, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 4, “Investments in Unconsolidated Joint Ventures” for additional information. As of September 30, 2017 and December 31, 2016, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5, “Variable Interest Entities” for additional information.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the condensed consolidated balance sheet and disclose key information about leasing arrangements. The guidance retains a distinction between finance leases and operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. The Company believes that the adoption of ASU 2016-02 will not change the accounting for operating leases on its condensed consolidated balance sheets. The Company expects that certain non-lease components will need to be accounted for separately from the lease components, with the lease components continuing to be recognized on a straight-line

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

basis over the term of the lease and certain non-lease components being accounted for under the new revenue recognition guidance in ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) discussed below.
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
For the nine months ended September 30, 2017, the Company incurred $0.3 million, respectively, of acquisition-related costs. These costs were capitalized and allocated to land and buildings acquired on a relative fair value basis. The Company did not incur acquisition-related costs during the three months ended September 30, 2017.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes net operating income (loss) related to Pinehurst Square East and Woodland West Marketplace, that is included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Pinehurst Square East	Woodland West Marketplace	Pinehurst Square East	Woodland West Marketplace	Pinehurst Square East	Woodland West Marketplace	Pinehurst Square East	Woodland West Marketplace
Operating income (loss)	$4	$(4)	$234	$(73)	$20	$188	$697	$(160)
Pro Forma Financial Information
The pro forma financial information below is based upon the Company’s historical condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, adjusted to give effect to the above sale transactions as if they had been completed at the beginning of 2017 and 2016, respectively. The pro forma financial information is presented for information purposes only, and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2017 and 2016, respectively, nor does it purport to represent results of operations for future periods (amounts in thousands, except per share amounts):

	(Pro Forma)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental and reimbursement revenues	$2,221	$1,767	$6,587	$5,177
Net income (loss)	(230)	(712)	7,743	6,501
Net income (loss) attributable to common stockholders	(212)	(903)	7,457	6,260

Net income (loss) per share, attributable to common shares - basic and diluted	$(0.02)	$(0.08)	$0.68	$0.57
Assets Held for Sale and Liabilities Related to Assets Held for Sale
At September 30, 2017, Cochran Bypass, located in Chester, SC, Florissant Marketplace, located in Florissant, MO, and Morningside Marketplace, located in Fontana, CA, were classified as held for sale in the condensed consolidated balance sheet. Since the sale of these properties does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of these properties were not reported as discontinued operations on the Company’s financial statements. The Company intends to use the net proceeds from the sale of these properties to retire the outstanding debt associated with these properties, with the remainder to be added to working capital. The Company anticipates the sales of these three properties will occur within one year from September 30, 2017. The Company’s condensed consolidated statements of operations include net operating income of approximately $0.3 million, $0.4 million, $0.1 million, and $48 thousand for the three and nine months ended September 30, 2017 and 2016, respectively, related to the assets held for sale.
At December 31, 2016, Pinehurst Square East, located in Bismarck, North Dakota, and Woodland West Marketplace, located in Arlington, Texas, were classified as held for sale in the condensed consolidated balance sheet. As previously disclosed, the Company consummated the disposition of Pinehurst Square East on January 6, 2017 and Woodland West Marketplace on April 17, 2017.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets are as follows (amounts in thousands):

	September 30,	December 31,
	2017	2016
ASSETS
Investments in real estate
Land	$5,932	$5,718
Building and improvements	20,767	20,261
Tenant improvements	1,861	1,283
	28,560	27,262
Accumulated depreciation	(6,043)	(4,257)
Investments in real estate, net	22,517	23,005
Tenant receivables, net	370	135
Lease intangibles, net	1,781	1,017
Assets held for sale	$24,668	$24,157
LIABILITIES
Notes payable	$18,298	$21,783
Below-market lease intangibles, net	2,147	399
Liabilities related to assets held for sale	$20,445	$22,182
Amounts above are being presented at their carrying value, which the Company believes to be lower than their estimated fair value less costs to sell.
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of September 30, 2017, and December 31, 2016 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$1,007	$3,052
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	1,732	1,709
Total				$2,739	$4,761
The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2017 and December 31, 2016, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Gelson’s Joint Venture Agreement provides for the ownership and operation of certain real property by the Gelson’s Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest. In exchange for ownership in the Gelson’s Joint Venture, the Company contributed cash in an amount up to $7.0 million in initial capital contributions and has agreed to contribute $0.7 million in subsequent capital contributions to the Gelson’s Joint Venture. In May 2016, the Company made an additional capital contribution of $0.2 million to the Gelson’s Joint Venture. In January 2017 and July 2017, the Company made two additional capital contributions of $0.8 million and $1.3 million, respectively, to the Gelson’s Joint Venture. S&G LA contributed its rights to acquire the real property, its interest under a 20-year lease with Gelson’s Markets (the “Gelson’s Lease”) and agreed to provide certain management and development services.
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
On December 14, 2015 and January 5, 2016, the Company paid deposits in the amounts of $0.5 million and $0.1 million, respectively, toward the acquisition of certain property located at 3032 Wilshire Boulevard and 1210 Berkeley Street in Santa Monica, California (the “Wilshire Property”). The Wilshire Joint Venture is in the process of redeveloping and repositioning, and intends to re-lease the Wilshire Property. On March 7, 2016, the Company contributed $5.7 million to the Wilshire Joint Venture. In May 2016, the Company made an additional capital contribution of $0.3 million to the Wilshire Joint Venture. In January 2017, February 2017 and August 2017, the Company made three additional contributions of $0.3 million, $0.6 million and $0.7 million, respectively, to the Wilshire Joint Venture. The Wilshire Joint Venture Agreement provides for the ownership and operation of certain real property by the Wilshire Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following reflects the assets and liabilities of the Gelson’s Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	589	601
Development costs	8,346	4,377
Properties under development and development costs	34,786	30,829
Restricted cash	1,658	1,666
Cash and cash equivalents	458	334
Prepaid expenses and other assets, net	12	14
Tenant receivables, net	—	1
TOTAL ASSETS (1)	$36,914	$32,844

LIABILITIES
Notes payable, net (2)	$19,016	$19,103
Accounts payable and accrued expenses	586	806
Amounts due to affiliates	9	9
Other liabilities	9	27
TOTAL LIABILITIES	$19,620	$19,945

(1)	The assets of the Gelson’s Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
As of September 30, 2017 and December 31, 2016, includes reclassification of approximately $0.2 million and $0.1 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

6. FUTURE MINIMUM RENTAL INCOME
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2017, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 14 years with a weighted-average remaining term (excluding options to extend) of approximately 5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.3 million as of September 30, 2017 and $0.2 million as of December 31, 2016.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of September 30, 2017, the future minimum rental income from the Company’s properties under non-cancelable operating leases, excluding properties classified as held for sale, was as follows (amounts in thousands):

Remainder of 2017	$828
2018	3,134
2019	3,110
2020	2,953
2021	2,603
Thereafter	13,915
Total	$26,543
7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of September 30, 2017 and December 31, 2016, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Cost	$3,780	$7,000	$(1,029)	$(3,904)
Accumulated amortization	(1,138)	(3,175)	210	855
Total	$2,642	$3,825	$(819)	$(3,049)
The Company’s amortization of lease intangibles and below-market lease liabilities for the three and nine months ended September 30, 2017 and 2016, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Amortization	$(164)	$(248)	$40	$74

	Lease Intangibles		Below-Market Lease Liabilities
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization	$(761)	$(734)	$176	$214

8. NOTES PAYABLE, NET
As of September 30, 2017 and December 31, 2016, the Company’s notes payable, net, excluding secured term loans balances which have been classified as held for sale, consisted of the following (amounts in thousands):

	Principal Balance		Interest Rates At
	September 30, 2017	December 31, 2016	September 30, 2017
Line of credit (1)	$20,968	$11,150	3.81%
Secured term loan	5,525	24,277	5.10%
Mortgage loans secured by properties under development (2)	19,200	19,200	9.5% - 10.0%
Deferred financing costs, net (3)	(220)	(323)	n/a
	$45,473	$54,304

(1)
The Company’s line of credit is a revolving credit facility with an initial maximum aggregate commitment of $30.0 million (the “Facility Amount”). Effective February 15, 2017, the Company’s line of credit was refinanced to increase

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

the maximum aggregate commitment under the credit facility from $30.0 million to $60.0 million. The credit facility matures on February 15, 2020. Each loan made pursuant to the Key Bank credit facility will be either a LIBOR rate loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay the lender an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum, if the usage under the the Company’s line of credit is less than or equal to 50% of the line of credit amount, and 0.20% per annum if the usage under the Company’s line of credit is greater than 50% of the line of credit amount. The Company is providing a guaranty of all of its obligations under the Company’s line of credit and all other loan documents. As of September 30, 2017, the Company’s line of credit was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, and Silver Lake. For information regarding recent draws under the Company’s line of credit, see “– Recent Financing Transactions The Company’s Line of Credit” below.

(2)	Comprised of $10.7 million and $8.5 million associated with the Company’s investment in the Gelson’s Joint Venture and the Wilshire Joint Venture, respectively.

(3)	Reclassification of deferred financing costs, net of accumulated amortization, as a contra-liability.
During the three months ended September 30, 2017 and 2016, the Company incurred and expensed approximately $0.4 million and $0.6 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.1 million for each period. Also during both the three months ended September 30, 2017 and 2016, the Company incurred and capitalized approximately $0.8 million of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of approximately $0.1 million and $0.2 million, respectively, for each period.
During the nine months ended September 30, 2017 and 2016, the Company incurred and expensed approximately $1.5 million and $1.7 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.4 million for both periods. Also during the nine months ended September 30, 2017 and 2016, the Company incurred and capitalized approximately $2.5 million and $2.0 million, respectively, of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of approximately $0.4 million for both periods.
As of both September 30, 2017 and December 31, 2016, interest expense payable was approximately $0.4 million, including an amount related to the variable interest entities of approximately $0.2 million.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of September 30, 2017 (amounts in thousands):

Remainder of 2017	$354
2018	20,661
2019	3,710
2020	20,968
Total (1)	$45,693

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.2 million deferred financing costs, net.
Recent Financing Transactions
Line of Credit
During the nine months ended September 30, 2017 and 2016, the following transactions occurred under the Company’s line of credit:
Nine months ended September 30, 2017:

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

•	On June 28, 2017, the Company drew $1.3 million and used the proceeds for working capital.

•	On August 22, 2017, the Company drew $1.0 million and used the proceeds for working capital.
Nine months ended September 30, 2016:

•	On March 7, 2016, the Company drew $6.0 million and used the proceeds to invest in the Wilshire Joint Venture.

•
On April 4, 2016, the Company consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, $3.0 million of which was used to pay down the line of credit.

•	On June 9, 2016, the Company drew $7.5 million and used the majority of the proceeds to acquire 8 Octavia and 400 Grove.

•	On July 25, 2016, the Company drew $4.7 million and used the majority of the proceeds to acquire the Fulton Shops.

•	On September 29, 2016, the Company drew $1.0 million and used the proceeds for working capital.
Mortgage Loans Secured by Properties Under Development
In connection with the Company’s investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, the Company has consolidated borrowings of $8.5 million (the “Wilshire Loan”). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on March 7, 2017, with an option for two additional six-month periods, subject to certain conditions as stated in the loan agreement. All conditions to extensions were met, and on March 7, 2017, the Company exercised the option to extend the loan until September 7, 2017. On August 29, 2017, the Company exercised the remaining option to extend the loan for an additional six months. The new maturity date is March 7, 2018. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
In connection with the Company’s investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, the Company has consolidated borrowings of $10.7 million (the “Gelson’s Loan”). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met, but the Company negotiated a six month extension of the term on January 27, 2017 to mature on July 27, 2017. The Company negotiated a nine month extension of the term on July 27, 2017. The new maturity date is April 27, 2018. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.
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
The following table provides the carrying values and fair values of the Company’s notes payable as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	Carrying Value (1)		Fair Value (1) (2)
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Notes payable, net	$45,473	$54,304	$45,530	$54,781

(1)
The carrying value of the Company’s notes payable represents the outstanding principal as of September 30, 2017, and December 31, 2016. The carrying values and fair values of the notes payable include the reclassification of deferred financing costs, net, of approximately $0.2 million and $0.3 million, respectively, as a contra-liability, as of September 30, 2017 and December 31, 2016.

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
For both the three and nine months ended September 30, 2017 and 2016, the Company did not record any impairment losses.
10. EQUITY
Common Units of the OP
 During the three months ended September 30, 2017, certain holders of Common Units of the OP elected to convert their common units of the OP into the Company’s common shares on a one-for-one basis. As a result, 162,409 common units were converted to common shares for an aggregate basis of approximately $0.8 million.
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
On August 2, 2017, the board of directors of the Company approved, pursuant to Section 3(a) of the SRP, an additional $1.0 million of funds available for the redemption of shares in connection with the death of a stockholder.
The following table summarizes share redemption activity during the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Shares of common stock redeemed	18,233	33,054	87,928	71,922
Purchase price	$114	$210	$558	$466

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Cumulatively, through September 30, 2017, the Company has redeemed 563,122 shares sold in the Offering and/or its dividend reinvestment plan for $4.3 million.
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
The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the nine months ended September 30, 2017, and the year ended December 31, 2016 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Third Quarter 2017	9/30/2017	10/31/2017	0.06	660	16	676
Total				$1,967	$66	$2,033

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686
Second Quarter 2016	7/7/2016	7/29/2016	0.06	661	25	686
Third Quarter 2016	9/30/2016	10/31/2016	0.06	659	25	684
Fourth Quarter 2016	12/30/2016	1/31/2017	0.06	656	25	681
Total				$2,636	$101	$2,737

11. EARNINGS PER SHARE
Earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of September 30, 2017. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator - basic and diluted
Net income (loss)	$(230)	$(550)	$7,951	$(1,561)
Net income (loss) attributable to non-controlling interests	(13)	(21)	293	(58)
Net income (loss) attributable to common shares	$(217)	$(529)	$7,658	$(1,503)
Denominator - basic and diluted
Basic weighted average common shares	10,885,095	11,007,864	10,909,141	11,017,654
Common Units (1)	—	—	—	—
Diluted weighted average common shares	10,885,095	11,007,864	10,909,141	11,017,654
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$(0.02)	$(0.05)	$0.70	$(0.14)

(1)	The effect of 259,899 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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
On September 27, 2017, the Company, through the OP, entered into a $2.5 million working capital short-term loan (the “Bridge Loan”) with Glenborough Property Partners, LLC, an affiliate of the Advisor. The Bridge Loan is scheduled to mature on March 31, 2018, at which point the outstanding balance of the principal and all accrued and unpaid interest will be due and payable. The Bridge loan incurs interest at an adjustable rate equal to the KeyBank prime rate. Interest is payable monthly in arrears. The Company has the right to prepay the Bridge Loan at any time in whole or in part without premium or penalty. There are no other loan fees or financing coordination fees paid or payable in connection with this loan. During the three months ended September 30, 2017, the Company incurred $1 thousand of interest expense related to the Bridge Loan.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of	Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Expensed	2017	2016	2017	2016	2017	2016
Acquisition fees	$—	$46	$—	$104	$—	$80
Asset management fees	232	227	667	673	—	—
Reimbursement of operating expenses	73	49	173	146	—	—
Property management fees	81	99	280	319	37	2
Disposition fees	—	—	430	115	—	29
Total	$386	$421	$1,550	$1,357	$37	$111

Capitalized
Acquisition fees	$—	$—	$194	$273	$—	$—
Leasing fees	80	49	145	152	—	—
Legal leasing fees	35	12	86	45	—	—
Construction management fees	19	—	19	2	—	—
Financing coordination fees	107	—	814	—	—	—
Total	$241	$61	$1,258	$472	$—	$—
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
For the three and nine months ended September 30, 2017 and 2016, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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
Related-Party Fees Paid by the Unconsolidated Joint Ventures
The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. For the three months ended September 30, 2017 and 2016, the SGO Joint Venture recognized related party fees and reimbursements of $58 thousand and $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016, the SGO Joint Venture recognized related party fees and reimbursements of $0.2 million and $0.4 million, respectively. For the three months ended September 30, 2017 and 2016, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2017 and 2016, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.5 million and $0.8 million, respectively. The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.

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
14. SUBSEQUENT EVENTS
Distributions
On September 6, 2017, the Company’s board of directors declared a third quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of September 30, 2017. The distribution was paid on October 31, 2017.
Sale of Held for Sale Properties
On October 31, 2017, the Borrowers under the Amended and Restated Credit Facility borrowed $26.0 million under that facility, and used the proceeds to repay the existing secured financing that encumbered the following properties: The Shops at Turkey Creek, Morningside Marketplace, Florissant Marketplace, Ensenada Square and Cochran Bypass. The total amount of the repayment was $25.4 million, which included a payment of yield maintenance due upon prepayment of $1.4 million. In connection with that borrowing, the Borrower added the following property as additional collateral security under the terms of the Amended and Restated Credit Facility: The Shops at Turkey Creek, Morningside Marketplace, Florissant Marketplace and Ensenada Square.
On October 31, 2017, the Company consummated the disposition of Cochran Bypass for a sales price of approximately $2.5 million in cash. The net proceeds from the sale of Cochran Bypass were used to repay a portion of the outstanding balance under the Company’s line of credit.
On November 1, 2017, the Company, through an indirect subsidiary, sold an approximately 76,900 square foot retail property located in Fontana, California (“Morningside Marketplace”) to an unrelated third party for $12.7 million. The proceeds were used to pay down amounts outstanding under the Company’s line of credit.

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

ITEM 2. PROPERTIES
Property Portfolio
As of September 30, 2017, our property portfolio included 12 retail properties, including 3 properties held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 425,000 square feet of single- and multi-tenant, commercial retail space located in five states. We purchased our properties for an aggregate purchase price of approximately $94.8 million. As of September 30, 2017 and December 31, 2016, there was approximately $23.9 million and approximately $33.8 million of indebtedness on our properties, respectively. As of September 30, 2017 and December 31, 2016, approximately 97% and 91% of our portfolio was leased (based on rentable square footage), respectively, with weighted-average remaining lease term of approximately five years.

(dollars in thousands)		Rentable Square Feet (1)	Percent Leased (2)	Effective Rent (3) (Sq. Foot)	Anchor Tenant	Date Acquired	Original Purchase Price (4)	Debt (5)
Property Name	Location
Topaz Marketplace	Hesperia, CA	50,699	83%	$22.30	n/a	9/23/2011	13,500	—
Ensenada Square	Arlington, TX	62,628	100%	7.52	Kroger	2/27/2012	5,025	2,901
Shops at Turkey Creek	Knoxville, TN	16,324	100%	27.71	n/a	3/12/2012	4,300	2,624
400 Grove Street	San Francisco, CA	2,000	100%	60.00	n/a	6/14/2016	2,890	—
8 Octavia Street	San Francisco, CA	3,640	47%	32.00	n/a	6/14/2016	2,740	—
Fulton Shops	San Francisco, CA	3,758	100%	55.91	n/a	7/27/2016	4,595	—
450 Hayes	San Francisco, CA	3,724	100%	89.82	n/a	12/22/2016	8,020	—
388 Fulton	San Fancisco, CA	3,110	100%	63.05	n/a	1/4/2017	4,500	—
Silver Lake	Los Angeles, CA	10,497	100%	62.96	n/a	1/11/2017	13,300	—
		156,380					$58,870	$5,525

Properties Held for Sale
Cochran Bypass	Chester, SC	45,817	100%	5.11	Bi-Lo Store	7/14/2011	$2,585	$1,465
Florissant Marketplace	Florissant, MO	146,257	98%	9.90	Schnuck's	5/16/2012	15,250	8,588
Morningside Marketplace	Fontana, CA	76,923	100%	16.24	Ralph's	1/9/2012	18,050	8,365
		268,997					35,885	18,418
		425,377					$94,755	$23,943

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of September 30, 2017.

(3)
Effective rent per square foot is calculated by dividing the annualized September 2017 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)
Debt represents the outstanding balance as of September 30, 2017, and excludes reclassification of approximately $36 thousand deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 8. “Notes Payable, Net” to our interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. As of September 30, 2017, our line of credit principal balance of $21.0 million was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, and Silver Lake. For information regarding recent draws under the Key Bank credit facility, see “– Recent Financing Transactions - Our Line of Credit.”

Properties Under Development
As of September 30, 2017, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Wilshire Property	Santa Monica, CA	May, 2018	12,500	$8,500
Gelson’s Property	Hollywood, CA	July, 2018	37,000	10,700
Total			49,500	$19,200
Portfolio Investments
As of September 30, 2017, our portfolio included:

•	Investments in two consolidated joint ventures, which own property under development in the Los Angeles, California area that are expected to comprise 49,500 square feet upon completion.

•	Investments in two unconsolidated joint ventures, which own, in aggregate, 8 retail centers, comprising an aggregate of approximately 599,000 square feet and located in four states.

•
Twelve retail properties, including 3 properties held for sale, comprising an aggregate of approximately 425,000 square feet of single- and multi-tenant, commercial retail space located in five states.

Results of Operations
Comparison of the three and nine months ended September 30, 2017, versus the three and nine months ended September 30, 2016.
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Rental revenue and reimbursements	$2,219	$2,647	$(428)	(16.2)%
Operating and maintenance expenses	848	949	(101)	(10.6)%
General and administrative expenses	483	623	(140)	(22.5)%
Depreciation and amortization expenses	653	907	(254)	(28.0)%
Transaction expense	—	165	(165)	(100.0)%
Interest expense	449	550	(101)	(18.4)%
Operating loss	(214)	(547)	333	(60.9)%
Other income (loss), net	(19)	16	(35)	(218.8)%
Income taxes	3	(19)	22	(115.8)%
Net income (loss)	$(230)	$(550)	$320	(58.2)%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Rental revenue and reimbursements	$7,084	$7,837	$(753)	(9.6)%
Operating and maintenance expenses	2,554	2,787	(233)	(8.4)%
General and administrative expenses	1,478	1,691	(213)	(12.6)%
Depreciation and amortization expenses	2,439	2,628	(189)	(7.2)%
Transaction expense	85	445	(360)	(80.9)%
Interest expense	1,505	1,660	(155)	(9.3)%
Operating loss	(977)	(1,374)	397	(28.9)%
Other income (loss), net	9,027	(34)	9,061	(26,650.0)%
Income taxes	(99)	(153)	54	(35.3)%
Net income (loss)	$7,951	$(1,561)	$9,512	(609.4)%
Our results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the three months ended September 30, 2017, compared to the same period in 2016, was primarily due to the sales of Pinehurst Square East in January of 2017 and Woodland West Marketplace in April 2017. The decreases were partially offset by a full quarter of revenue from the acquisition of Fulton Shops in July 2016 and acquisitions of 450 Hayes in December 2016, and 388 Fulton and Silver Lake during the first quarter of 2017.
The decrease in revenue during the nine months ended September 30, 2017, compared to the same period in 2016, was primarily due to the sales of Bloomingdale Hills in April 2016, Pinehurst Square East in January of 2017 and Woodland West Marketplace in April 2017. The decreases were partially offset by a full quarter of revenue from acquisitions of 8 Octavia, and 400 Grove in June 2016, acquisitions of Fulton Shops in July 2016 and 450 Hayes in December 2016, and 388 Fulton and Silver Lake during the first quarter of 2017.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three months ended September 30, 2017, when compared to the same period in 2016 due to sales of Pinehurst Square East in January of 2017 and Woodland West Marketplace in April 2017.

The decreases were mostly offset by acquisitions of Fulton Shops in July 2016 and 450 Hayes in December 2016, and 388 Fulton and Silver Lake during the first quarter of 2017.
Operating and maintenance expenses decreased during the nine months ended September 30, 2017, when compared to the same period in 2016 due to sales of Bloomingdale Hills in April 2016, Pinehurst Square East in January of 2017 and Woodland West Marketplace in April 2017. The decreases were mostly offset by acquisitions of 8 Octavia, 400 Grove in June 2016, acquisitions of Fulton Shops in July 2016 and 450 Hayes in December 2016, and 388 Fulton and Silver Lake during the first quarter of 2017.
General and administrative expenses
General and administrative expenses decreased during the three months ended September 30, 2017, compared to the same period in 2016 primarily due to decreased legal fees.
General and administrative expenses decreased during the nine months ended September 30, 2017, compared to the same period in 2016 primarily due to decreased legal fees and decreased investor relations costs.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the three and nine months ended September 30, 2017 compared to the same period in 2016, primarily due to the classification of Cochran Bypass, Florissant Marketplace, and Morningside Marketplace as held for sale during the third quarter of 2017.
Transaction expense
There was no purchase or sale activity during the three months ended September 30, 2017, which resulted in lower transaction fees when compared to the three months ended September 30, 2016.
The decrease in transaction fees during the nine months ended September 30, 2017, as compared to the same period in 2016 was primarily due to our adoption of Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) as of January 1, 2017. As part of adopting ASU 2017-01, acquisitions of 388 Fulton and Silver Lake during the first quarter of 2017 were classified as asset acquisitions and the related acquisition costs were capitalized.
Interest expense
Interest expense has decreased in 2017 over 2016 due to changes in debt balances as a result of property acquisitions and dispositions activities and the resulting fluctuations in debt balances from related proceeds and repayments of debt.
Other income (loss), net
Other income, net from the three months ended September 30, 2017, primarily consisted of equity in loss resulting from our investment in unconsolidated joint ventures.
Other income, net from the nine months ended September 30, 2017, primarily consisted of approximately $9.1 million related to the gain on sales of Pinehurst Square East in January 2017 and Woodland West Marketplace in April 2017, as well as the recognition of deferred gain resulting from the first quarter of 2017 sale by the SGO Retail Acquisitions Venture, LLC (“SGO Joint Venture”) of Aurora Commons.
Income taxes
In addition to various state tax payments, we have incurred federal tax due to our election to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code. A TRS is subject to federal and state income taxes. For the nine months ended September 30, 2016, income taxes increased due to the income taxes on our share of the gain from the sale of certain SGO MN Retail Acquisitions Venture, LLC (“SGO MN Joint Venture”) properties, partially offset by the 2016 reversal of an over accrual of estimated alternative minimum state/federal taxes, which was accrued and included in expenses as of December 31, 2015. The over accrual was determined to be immaterial and was the result of finalizing, in 2016, the calculation of taxes owed for 2015.
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
As of September 30, 2017, our cash and cash equivalents were approximately $3.6 million and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was approximately $4.2 million. For properties with lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2017 and December 31, 2016, our borrowings, excluding secured term loans balances which have been classified as held for sale, were approximately 89.2% and 105.2%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change
Net cash provided by (used in):
Operating activities	$2,597	$1,243	$1,354
Investing activities	12,081	(31,569)	43,650
Financing activities	(14,163)	25,426	(39,589)
Net increase (decrease) in cash and cash equivalents	$515	$(4,900)
Cash Flows from Operating Activities
The increase in cash flows from operating activities was primarily due to a decrease in deposit balances resulting from the closing of the acquisitions of 388 Fulton and Silver Lake during the first quarter of 2017.
Cash Flows from Investing Activities
The change in cash flows from investing activities was primarily due to the net proceeds from the disposition of Pinehurst Square East and Woodland West Marketplace of approximately $32.4 million, partially offset by our aggregate $17.8 million acquisition of 388 Fulton and Silver Lake in January 2017. Cash flows from investing activities during the nine months ended September 30, 2016, consisted of our aggregate $28.5 million investments in the Wilshire and Gelson's Joint Ventures.
Cash Flows from Financing Activities
The change in cash flows from financing activities during the nine months ended September 30, 2017, was primarily due to an increase in pay down of debt of approximately $33.2 million in connection with the pay down of a portion of our line of credit as a result of the dispositions of Pinehurst Square East and Woodland West Marketplace.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, debt and sales of properties. Until the termination of our initial public offering on February 7, 2013, our cash needs for acquisitions were satisfied from the net proceeds of the public offering and from debt financings. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. Refer to Note 8. “Notes Payable, Net” to our interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the maturity dates and terms of our outstanding indebtedness.
Recent Financing Transactions
Line of Credit
During the three and nine months ended September 30, 2017 and 2016, the following transactions occurred under our credit line:
Nine months ended September 30, 2017:
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

•	On June 28, 2017, we drew $1.3 million and used the proceeds for working capital.

•	On August 22, 2017, we drew $1.0 million and used the proceeds for working capital.
Nine months ended September 30, 2016:

•	On March 7, 2016, we drew $6.0 million and used the proceeds to invest in the Wilshire Joint Venture.

•
On April 4, 2016, we consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, $3.0 million of which was used to pay down the line of credit.

•	On June 9, 2016, we drew $7.5 million and used the majority of the proceeds to acquire 8 Octavia and 400 Grove.

•	On July 25, 2016, we drew $4.7 million and used the majority of the proceeds to acquire the Fulton Shops.

•	On September 29, 2016, we drew $1.0 million and used the proceeds for working capital.
Mortgage Loans Secured by Properties Under Development
In connection with our investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, we have consolidated borrowings of $8.5 million (the “Wilshire Loan”). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on March 7, 2017, with an option for two additional six-month periods, subject to certain conditions as stated in the loan agreement. All conditions to extensions were met, and on March 7, 2017, we exercised the option to extend the loan until September 7, 2017. On August 29, 2017, we exercised the remaining option to extend the loan for an additional six months. The new maturity date is March 7, 2018. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
In connection with our investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, we have consolidated borrowings of $10.7 million (the “Gelson’s Loan”). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met, but we negotiated a six month extension of the term on January 27, 2017 to mature on July 27, 2017. The new maturity date is April 27, 2018. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.
Interim Financial Information
The financial information as of and for the period ended September 30, 2017, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and nine months ended September 30, 2017. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three and nine months ended September 30, 2017 and 2016, our total operating expenses did not exceed the 2%/25% Guidelines.
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

The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the nine months ended September 30, 2017, and the year ended December 31, 2016 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Third Quarter 2017	9/30/2017	10/31/2017	0.06	660	16	676
Total				$1,967	$66	$2,033

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686
Second Quarter 2016	7/7/2016	7/29/2016	0.06	661	25	686
Third Quarter 2016	9/30/2016	10/31/2016	0.06	659	25	684
Fourth Quarter 2016	12/30/2016	1/31/2017	0.06	656	25	681
Total				$2,636	$101	$2,737

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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO	2017	2016	2017	2016
Net income (loss) (1)	$(230)	$(550)	$7,951	$(1,561)
Adjustments:
Gain on disposal of assets	—	—	(9,131)	(614)
Adjustment to reflect FFO of unconsolidated joint ventures	97	184	309	360
Depreciation of real estate	503	680	1,725	1,962
Amortization of in-place leases and other intangibles	150	227	714	666
FFO attributable to common shares and Common Units	$520	$541	$1,568	$813

FFO per share and Common Unit	$0.05	$0.05	$0.14	$0.07

Weighted average common shares and units outstanding	11,290,377	11,430,172	11,325,712	11,445,981

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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the interim unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2017, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.
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
Subsequent Events
Distributions
On September 6, 2017, our board of directors declared a third quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of September 30, 2017. The distribution was paid on October 31, 2017.

Sale of Held for Sale Properties
On October 31, 2017, the Borrowers under the Amended and Restated Credit Facility borrowed $26.0 million under that facility, and used the proceeds to repay the existing secured financing that encumbered the following properties: The Shops at Turkey Creek, Morningside Marketplace, Florissant Marketplace, Ensenada Square and Cochran Bypass. The total amount of the repayment was $25.4 million, which included a payment of yield maintenance due upon prepayment of $1.4 million. In connection with that borrowing, the Borrower added the following property as additional collateral security under the terms of the Amended and Restated Credit Facility: The Shops at Turkey Creek, Morningside Marketplace, Florissant Marketplace and Ensenada Square.
On October 31, 2017, we, through an indirect subsidiary, consummated the disposition of Cochran Bypass for a sales price of approximately $2.5 million in cash. The net proceeds from the sale of Cochran Bypass were used to repay a portion of the outstanding balance under our line of credit.
On November 1, 2017, we, through an indirect subsidiary, sold an approximately 76,900 square foot retail property located in Fontana, California (“Morningside Marketplace”) to an unrelated third party for $12.7 million. The proceeds were used to pay down amounts outstanding under our line of credit.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 2, 2017, our board of directors approved, pursuant to Section 3(a) of the SRP, an additional $1.0 million of funds available for the redemption of shares in connection with the death of a stockholder.

During the nine months ended September 30, 2017, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
January 2017	—	$—	—	$915,158
February 2017	—	—	—	915,158
March 2017	31,875	6.36	31,875	712,431
April 2017	—	—	—	712,431
May 2017	—	—	—	712,431
June 2017	37,820	6.36	37,820	471,900
July 2017	—	—	—	471,900
August 2017	—	—	—	1,471,900
September 2017	18,233	6.27	18,233	1,357,581
Total	87,928		87,928

(1)	All of our purchases of equity securities during the nine months ended September 30, 2017, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through September 30, 2017, the Company has redeemed 563,122 shares for $4.3 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As of the three months ended September 30, 2017, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2017.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	The Purchase and Sale Agreement by and between TNP SRT Portfolio II, LLC and Baseline Property, LLC, dated September 14, 2017.	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X