Form 10-K
period 2017-12-31
Strategic Realty Trust, Inc.
filed 2018-03-23
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
There is no established trading market for the registrant’s common stock. On August 2, 2017, the registrant’s board of directors approved an estimated value per share of the registrant’s common stock of $6.27 per share based on (i) the estimated value of the registrant’s real estate assets as of June 30, 2017, plus the estimated value of the registrant’s tangible other assets as of April 30, 2017, less the estimated value of the registrant’s liabilities as of April 30, 2017, divided by (ii) the number of shares and operating partnership units outstanding as of April 30, 2017. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of April 30, 2017, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” of this Annual Report on Form 10-K.
As of June 30, 2017, the last business day of the Company’s most recently completed second fiscal quarter, 10,629,677 shares of its common stock were held by non-affiliates.
As of March 20, 2018, there were 10,988,438 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K (“this Annual Report”) that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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
As of February 2013 when we terminated the Offering, we had accepted subscriptions for, and issued, 10,688,940 shares of common stock in the Offering for gross offering proceeds of approximately $104.7 million, and 391,182 shares of common stock pursuant to the DRIP for gross offering proceeds of approximately $3.6 million. We have also granted 50,000 shares of restricted stock and we issued 273,729 shares of common stock to pay a portion of a special distribution on November 4, 2015.
On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated Share Redemption Program (the “SRP”). The program was previously suspended, effective as of January 15, 2013. Under the SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase by us. For more information regarding our share redemption program, refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Share Redemption Program.” Cumulatively, through December 31, 2017, we have redeemed 612,115 shares of common stock sold in the Offering and/or the DRIP for approximately $4.6 million.
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2017. The current term of the Advisory Agreement terminates on August 10, 2018. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.
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
Investment Portfolio
As of December 31, 2017, our portfolio included 10 properties, including 3 properties classified as held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 303,000 square feet of single and multi-tenant commercial retail space located in four states, which we purchased for an aggregate purchase price of approximately $73.4 million. Refer to Item 2, “Properties” for additional information on our portfolio. In addition to the properties, in 2015 we invested in two joint ventures with an institutional partner. These ventures acquired two portfolios comprising 19 properties and approximately 1,447,000 square feet. As of December 31, 2017, these ventures own in aggregate, 8 properties, comprising an aggregate of approximately 599,000 square feet and located in four states. During the first quarter of 2016, we invested, through joint ventures, in two significant retail projects under development.
Borrowing Policies
We use, and may continue to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, real estate-related loans, and other real estate-related assets. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of our indebtedness. As of December 31, 2017, our aggregate outstanding indebtedness, excluding outstanding indebtedness included in liabilities related to assets held for sale, and including deferred financing costs, net of accumulated amortization, totaled approximately $42.2 million, or 46.3% of the book value of our total assets, excluding assets held for sale.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2017 and 2016, our borrowings, excluding line of credit balances which have been classified as held for sale, were approximately 93.0% and 73.6%, respectively, of the book value of our net assets, excluding assets held for sale.
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
On August 2, 2017, our board of directors approved an estimated value per share of our common stock of $6.27 per share based on the estimated value of the our real estate assets as of June 30, 2017 plus the estimated value of our tangible other assets less the estimated value of our liabilities divided by the number of shares and operating partnership units outstanding, as of April 30, 2017. We provided this estimated value per share to assist broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under the rules of National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”).
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
The value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. As such, the estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. For a description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Market Information”.

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
There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly, or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted the Amended and Restated SRP, but only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase under the Amended and Restated SRP and the number of shares to be redeemed under the Amended and Restated SRP is limited to the lesser of (i) a total of $3,500,000 for redemptions sought upon a stockholder’s death and a total of $1,000,000 for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should be prepared to hold your shares for an indefinite length of time.
You are limited in your ability to sell your shares of common stock pursuant to the Amended and Restated SRP. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid upon subscription.
The Amended and Restated SRP may provide you with an opportunity to have your shares of common stock redeemed by us. However, our share redemption program contains certain restrictions and limitations. Only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase under the Amended and Restated SRP. Further, we limit the number of shares to be redeemed under the Amended and Restated SRP to the lesser of (i) a total of $3,500,000 for redemptions sought upon a stockholder’s death and a total of $1,000,000 for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend or terminate the Amended and Restated SRP at any time. Therefore, you may not have the opportunity to make a redemption request prior to a potential termination of the Amended and Restated SRP and you may not be able to sell any of your shares of common stock back to us pursuant to the Amended and Restated SRP. Moreover, if you do sell your shares of common stock back to us pursuant to the Amended and Restated SRP, you may not receive the price you paid for any shares of our common stock being redeemed.

Distributions are not guaranteed, may fluctuate, and may constitute a return of capital or taxable gain from the sale or exchange of property.
From August 2009 to December 2012, our board of directors declared monthly cash distributions. Due to short-term liquidity issues and defaults under certain of our loan agreements, effective January 15, 2013, our board of directors determined to pay future distributions on a quarterly basis (as opposed to monthly). However, our board of directors did not declare or pay a distribution for the first three quarters of 2013. On December 9, 2013, our board of directors re-established a quarterly distribution that has continued through 2017. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions” for additional information regarding distributions.
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
As of December 31, 2017, we owned 10 properties, including three properties held for sale, each of which is a retail property and the majority of which have multiple tenants. The joint ventures in which we have invested also own retail centers. The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our retail center is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.
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
In the retail sector, a tenant occupying all or a large portion of the gross leasable area of a retail center, commonly referred to as an “anchor tenant,” may become insolvent, may suffer a downturn in business, or may decide not to renew its lease. Any of these events at one of our properties or any retail property we may acquire in the future would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition. A lease termination by an anchor tenant at one of our properties or any retail property we may acquire in the future could result in lease terminations or reductions in rent by other tenants whose leases may permit cancellation or rent reduction if another tenant’s lease is terminated. In such event, we may be unable to re-lease the vacated space. Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer. The transfer of a lease to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center. A lease transfer to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases. In the event that we are unable to re-lease vacated space at one of our properties or any retail property we may acquire in the future to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant. As of December 31, 2017, excluding properties classified as held for sale, Clover Juice accounted for more than 10% of our annual minimum rent.
One of our tenants accounts for a meaningful portion of the gross leasable area of our portfolio and/or our annual minimum rent, and the inability of of this tenant to make its contractual rent payments to us could expose us to potential losses in rental revenue, expense recoveries, and percentage rent.
A concentration of credit risk may arise in our business when a nationally or regionally-based tenant is responsible for a substantial amount of rent in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. As of December 31, 2017, excluding properties classified as held for sale, Clover Juice accounted for more than 10% of our annual minimum rent.
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
We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2017, our aggregate borrowings did not exceed 300% of the value of our net assets. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our gross assets (25% for taxable years before 2018) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
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
The maximum tax rate for “qualified dividends” paid by corporations to non-corporate stockholders is currently 20%. Distributions paid by REITs, however, generally are taxed at ordinary income rates (subject to a maximum rate of 29.6% for non-corporate stockholders), rather than the preferential rate applicable to qualified dividends.
Legislative or regulatory tax changes could adversely affect us or stockholders.
At any time, the federal income tax laws can change.  Laws and rules governing REITs or the administrative interpretations of those laws may be amended.  Any of those new laws or interpretations may take effect retroactively and could adversely affect us or stockholders.
On November 16, 2017, the U.S. House of Representatives passed the Tax Cuts and Jobs Act (H.R. 1). On December 2, 2017, the Senate passed a different version of the Tax Cuts and Jobs Act. On December 15, 2017, the House and Senate released a Conference report reconciling the House and Senate bills and producing a bill, which was subsequently adopted by both the House and the Senate, and signed into law by the President on December 22, 2017.
The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate was reduced to 21%, and the corporate alternative minimum tax was repealed. The deduction of net interest expense is limited for all businesses, other than certain electing businesses, including certain real estate businesses. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us. For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Internal Revenue Code. Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time.
Stockholders are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals and their potential effect on investment in our common stock.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Property Portfolio
As of December 31, 2017, our property portfolio included 10 retail properties, including 3 properties held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 303,000 square feet of single- and multi-tenant, commercial retail space located in four states. We purchased our properties for an aggregate purchase price of approximately $73.4 million. As of December 31, 2017 and 2016, approximately 96% and 91% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately seven years and four years, respectively.

(dollars in thousands)		Rentable Square Feet (1)	Percent Leased (2)	Effective Rent (3) (Sq. Foot)	Date Acquired	Original Purchase Price (4)
Property Name	Location
Topaz Marketplace	Hesperia, CA	50,699	83%	$22.08	9/23/2011	$13,500
400 Grove Street	San Francisco, CA	2,000	100%	60.00	6/14/2016	2,890
8 Octavia Street	San Francisco, CA	3,640	47%	32.00	6/14/2016	2,740
Fulton Shops	San Francisco, CA	3,758	100%	55.91	7/27/2016	4,595
450 Hayes	San Francisco, CA	3,724	100%	89.82	12/22/2016	7,567
388 Fulton	San Fancisco, CA	3,110	100%	63.05	1/4/2017	4,195
Silver Lake	Los Angeles, CA	10,497	100%	62.96	1/11/2017	13,300
		77,428				48,787

Properties Held for Sale
Ensenada Square	Arlington, TX	62,628	100%	7.55	2/27/2012	5,025
Florissant Marketplace	Florissant, MO	146,257	98%	10.24	5/16/2012	15,250
Shops at Turkey Creek	Knoxville, TN	16,324	100%	27.71	3/12/2012	4,300
		225,209				24,575
		302,637				$73,362

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of December 31, 2017.

(3)
Effective rent per square foot is calculated by dividing the annualized December 2017 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

Lease Expirations
The following table reflects the timing of tenant lease expirations at our properties, excluding properties held for sale, as of December 31, 2017 (dollar amounts in thousands):

Year of Expiration (1)	Number of Leases Expiring	Annualized Base Rent (2)	Percent of Portfolio Annualized Base Rent Expiring	Square Feet Expiring
2018	1	$19	0.8%	1,306
2019	—	—	—%	—
2020	6	417	16.8%	11,514
2021	3	105	4.2%	5,673
2022	1	17	0.7%	1,012
2023	2	247	9.9%	11,417
2024	2	260	10.5%	3,948
2025	1	401	16.2%	6,549
2026	3	227	9.2%	4,090
2027	2	188	7.6%	8,834
Thereafter	3	598	24.1%	12,390
Total	24	$2,479	100.0%	66,733

(1)	Represents the expiration date of the lease as of December 31, 2017, and does not take into account any tenant renewal options.

(2)
Annualized base rent represents annualized contractual base rent as of December 31, 2017. These amounts do not include other items such as tenant concession (e.g. free rent), percentage rent and expense recoveries.

 Based on our forecasts, the estimated market rents in 2018 are expected to be approximately 11% higher than the expiring rents in 2018.
Properties Under Development
As of December 31, 2017, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Wilshire Property	Santa Monica, CA	September, 2018	12,500	$8,500
Gelson’s Property	Hollywood, CA	February, 2019	37,000	10,700
Total			49,500	$19,200
Concentration of Credit Risk
A concentration of credit risk arises in our business when a nationally or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of our credit risk. As of December 31, 2017, excluding properties classified as held for sale, Clover Juice accounted for more than 10% of our annual minimum rent. Clover Juice is a healthy juice company based in Los Angeles, California. No other tenant accounted for 10% or more of our annual minimum rent.
2017 Property Acquisitions
On January 4, 2017, we purchased certain property located in the Hayes Valley neighborhood at 388 Fulton Street in San Francisco, California (“388 Fulton”). The seller was not affiliated with us or the Advisor. 388 Fulton is comprised of two leased commercial condominiums with an aggregate of 3,110 square feet of retail space. The aggregate purchase price of 388 Fulton was approximately $4.2 million, subject to customary closing costs and proration adjustments. We drew down $4.0 million on our line of credit to fund this acquisition.
On January 11, 2017, we purchased certain property located in the Silver Lake neighborhood of Los Angeles, California (“Silver Lake”). The seller was not affiliated with us or the Advisor. Silver Lake is comprised of two boutique retail buildings totaling approximately 10,497 square feet of retail space. The aggregate purchase price of Silver Lake was approximately $13.3 million subject to customary closing costs and proration adjustments. We drew down $11.0 million on our line of credit to fund this acquisition.
2017 Property Dispositions
On November 1, 2017, we consummated the disposition of Morningside Marketplace, located in Fontana, California for $12.7 million in cash. The net proceeds were used to pay down amounts outstanding under our line of credit.
On October 31, 2017, we consummated the disposition of Cochran Bypass, located in Chester, South Carolina, for a sales price of approximately $2.5 million in cash. The net proceeds from the sale of Cochran Bypass were used to repay a portion of the outstanding balance under our line of credit.
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
ITEM 3. LEGAL PROCEEDINGS
None.
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
On August 2, 2017, our board of directors approved an estimated value per share of our common stock of $6.27 per share based on the estimated value of our real estate assets as of June 30, 2017 plus the estimated value of our tangible other assets less the estimated value of our liabilities divided by the number of shares and operating partnership units outstanding, as of April 30, 2017. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation with an effective date of April 30, 2017 was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association (“IPA”) in April 2013.
Our independent directors are responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was determined after consultation with the Advisor and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the board of directors, including all of its independent members. Stanger prepared individual appraisal reports (individually an “Appraisal Report”; collectively the “Appraisal Reports”), summarizing key inputs and assumptions, on 17 of the 23 properties in which we wholly owned or owned an interest in as of June 30, 2017 (the “Appraised Properties”). Stanger also prepared a net asset value report (the “NAV Report”) which estimates the net asset value per share of our stock as of April 30, 2017. The NAV Report relied upon: (i) the Appraisal Reports for the Appraised Properties; (ii) the book value as of April 30, 2017 for the Gelson’s Market and Wilshire properties (the “Development Properties”); (iii) the pending disposition price, per the executed purchase and sale agreement, less estimated transaction costs, as estimated by the Advisor, on the South Pond Center property (the “Pending Disposition Property”); (iv) the acquisition prices including transaction costs on the 450 Hayes Street, 388 Fulton Street and Silver Lake properties (the “Acquisition Price Properties”) which were acquired within 5 months of the valuation date; (v) Stanger's estimated value of our mortgage loans payable and other debt; (vi) Stanger's valuation of our unconsolidated joint venture interests; and (vii) the Advisor's estimate of the value of our other assets and liabilities as of April 30, 2017, to calculate an estimated net asset value per share of our common stock.
Upon the board of directors’ receipt and review of Stanger’s Appraisal Reports and NAV Report, and in light of other factors considered, the board of directors, including the independent directors, approved $6.27 per share as the estimated value of our common stock as of April 30, 2017, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of April 30, 2017:
Strategic Realty Trust, Inc. and Subsidiaries
Estimated Value Per Share
(in thousands, except shares and per share amounts)
(unaudited)

Assets
Investments in real estate, net	$92,729
Properties under development and development costs	32,501
Cash and cash equivalents	1,976
Restricted cash	3,572
Prepaid expenses and other assets, net	205
Tenants receivables, net	271
Investments in unconsolidated joint ventures	3,372
Deferred costs and intangibles, net	24
Total assets	134,650

Liabilities
Notes payable and line of credit	(62,232)
Accounts payable and accrued expenses	(1,069)
Other liabilities	(326)
Total liabilities	(63,627)

Stockholders’ equity	$71,023

Shares and OP units outstanding	11,328,637

Estimated value per share	$6.27

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

The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Stanger was selected by the Advisor and approved by our independent directors and board of directors to appraise the 17 Appraised Properties in which we wholly own or own an interest in with a valuation date of June 30, 2017. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of the Appraised Properties. The Appraisal Reports were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Each Appraisal Report was reviewed, approved and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the Appraisal Reports are subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing the Appraisal Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
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
Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations and similar transactions. We engaged Stanger to deliver the Appraisal Reports and assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, we have agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger has provided appraisal and valuation services for us and has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable Appraisal Report.
Although Stanger considered any comments received from us or the Advisor regarding the Appraisal Reports, the final appraised values of the Appraised Properties were determined by Stanger. The Appraisal Reports are addressed solely to us to assist it in calculating an updated estimated value per share of our common stock. The Appraisal Reports are not addressed to the public and may not be relied upon by any other person to establish an estimated value per share of our common stock and do not constitute a recommendation to any person to purchase or sell any shares of our common stock.

The foregoing is a summary of the standard assumptions, qualifications and limitations that generally apply to the Appraisal Reports. All of the Appraisal Reports, including the analysis, opinions and conclusions set forth in such reports, are qualified by the assumptions, qualifications and limitations set forth in each respective Appraisal Report.
Real Estate Valuation
As described above, we engaged Stanger to provide an appraisal of the Appraised Properties consisting of 17 of the 23 properties in our portfolio (including properties owned through joint ventures), as of June 30, 2017. In preparing the Appraisal Reports, Stanger, among other things:

•	performed a site visit of each Appraised Property in connection with this assignment and prior assignments;

•
interviewed our officers or the Advisor's personnel to obtain information relating to the physical condition of each Appraised Property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties;

•	reviewed lease agreements for those properties subject to a long-term lease and discussed with us or Advisor certain lease provisions and factors on each property; and

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
The Development Properties were included in the NAV Report at their respective book values as of April 30, 2017. The Pending Disposition Property was included in the NAV Report at its pending disposition price, per the executed purchase and sale agreement, less estimated transaction costs, as estimated by the Advisor; and the Acquisition Price Properties were included in the NAV Report at their respective acquisition prices including transaction costs.
As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with such property.
As of June 30, 2017, we wholly owned 12 real estate assets of which Stanger appraised nine properties. The remaining three wholly owned real estate assets (450 Hayes, 388 Fulton and Silverlake) were not appraised for purposes of this valuation, as they had been acquired by us within five months of the valuation date. The total acquisition cost of the nine wholly owned properties as appraised by Stanger was $62,088,000 excluding acquisition fees and expenses. In addition, we had invested $633,000 in capital and tenant improvements on these 9 real estate assets since inception. As of June 30, 2017, the total appraised value of the nine wholly owned appraised properties was $66,200,000. The total appraised real estate value of those nine properties as of June 30, 2017 compared to the total acquisition cost of those nine real estate properties plus subsequent capital improvements through June 30, 2017, results in an overall increase in the real estate value of those nine properties of approximately $4,112,000 or approximately 6.62%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised value of the Appraised Properties:

	Range	Weighted Average
Terminal capitalization rate	5.00% - 9.75%	7.44%
Discount rate	5.50% - 12.00%	8.45%
Income and expense growth rate	3.00%	3.00%
Projection period	10.0 Years - 14.0 Years	10.1 Years
As of June 30, 2017, we owned an interest in one property through a joint venture (the “Joint Venture Property”) between our wholly owned subsidiary, Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P., and GLB SGO, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (the “Joint Venture”). Stanger valued the Joint Venture using the terms of the joint venture agreement relating to the allocation of the economic interests between us and our joint venture partners, as applied to a 10-year discounted cash flow analysis derived from the Appraisal Report of the Joint Venture Property and the terms of liabilities encumbering the Joint Venture Property and other fees and expenses of the Joint Venture. Our interest in the Joint Venture was included in the NAV Report based on a 15.0% discount rate applied to the projected cash flows. For more information regarding the Joint Venture, please see our Current Report on Form 8-K, filed with the SEC on March 17, 2015.
As of June 30, 2017, we owned an interest in eight properties through a joint venture between our wholly owned subsidiary, MN Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P., and GLB SGO MN, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (the “MN Joint Venture”). The business plan for one of the eight properties (herein referred to as the “Category A Property” per the MN Joint Venture Agreement (as defined below)) is to liquidate such property within the next 12 months. The fair market value of our interest in the Category A Property was estimated by:

1.	Utilizing the value of the Category A Property that is owned by MN Joint Venture based upon the Appraisal Report as prepared by Stanger;

2.	Adding the other tangible assets allocated to the Category A Property held by MN Joint Venture;

3.
Deducting the tangible liabilities allocated to the Category A Property, including any mortgage debt allocated to the Category A Property, after considering mark-to-market adjustments on such mortgage debt; and

4.
Taking the resulting equity from the above steps relating to the Category A Property and processing such equity through the MN Joint Venture (the “MN Joint Venture Agreement”) as it pertains to capital distribution allocations related to the Category A Property, to determine the amount of equity attributable to us;

The business plan for the remaining seven properties (herein referred to as the “Category B Properties” per the MN Joint Venture Agreement) in the MN Joint Venture is a long term hold. The fair market value of our interest in the Category B Properties was estimated by using the terms of the MN Joint Venture Agreement relating to the allocation of the economic interests between us and our joint venture partners, as applied to a 10-year discounted cash flow analysis derived from the Appraisal Report for each of the Category B Properties and the terms of liabilities encumbering the Category B Properties and other fees and expenses of the MN Joint Venture. Our interest in the Category B Properties was included in the NAV Report based on a 15.0% discount rate applied to the projected cash flows. For more information regarding the MN Joint Venture, please see our Current Report on Form 8-K, filed with the SEC on October 6, 2015.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease 25 Basis Points	Increase 25 Basis Points	Decrease 5.0%	Increase 5.0%
Terminal capitalization rates	$0.11	$(0.13)	$0.16	$(0.18)
Discount rates	$0.09	$(0.11)	$0.17	$(0.19)
Notes Payable
Values for mortgage loans were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes (i.e. age, location, etc.). The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for our consolidated mortgage loans ranged from 2.94% to 10.65%.

As of April 30, 2017, Stanger’s estimate of fair value and carrying value of our consolidated notes payable were $62.2 million and $62.0, respectively. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 1.0 years, was approximately 6.2%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Adjustment to Discount Rates
	+25 Basis Points	-25 Basis Points	+5%	-5%
Estimated fair value	$62,089	$62,377	$62,077	$62,388
Weighted average discount rate	6.3%	6.0%	6.4%	5.9%
Change in value per share	$0.01	$(0.01)	$0.01	$(0.01)
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
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize the Advisor and/or an independent valuation firm to update the estimated value per share in 2018, in accordance with the recommended IPA guidelines.
Stockholder Information
As of March 20, 2018, we had 10,988,438 shares of our common stock outstanding held by a total of approximately 3,019 stockholders. The number of stockholders is based on the records of our transfer agent.
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
Under the terms of the our credit facility, we may pay distributions to our stockholders so long as the total amount paid does not exceed certain thresholds specified in our credit facility; provided, however, that we are not restricted from making any distributions necessary in order to maintain our status as a REIT. Our board of directors will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.
The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the years ended December 31, 2017 and 2016 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Third Quarter 2017	9/30/2017	10/31/2017	0.06	660	16	676
Fourth Quarter 2017	12/31/2017	1/31/2018	0.06	659	14	673
Total				$2,626	$80	$2,706

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686
Second Quarter 2016	7/7/2016	7/29/2016	0.06	661	25	686
Third Quarter 2016	9/30/2016	10/31/2016	0.06	659	25	684
Fourth Quarter 2016	12/30/2016	1/31/2017	0.06	656	25	681
Total				$2,636	$101	$2,737

The tax composition of our distributions paid during the years ended December 31, 2017 and 2016, was as follows:

	2017	2016
Unrecaptured section 1250 gain	54%	—%
Capital gain	46	—
Return of capital	—	100
Total	100%	100%
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
The redemption price for shares that are redeemed is 100% of our most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or disability, unless such death or disability occurred between January 15, 2013 and April 1, 2015, when the share redemption program was suspended. Redemption requests due to the death or disability of a stockholder that occurred during such time period, were required to be submitted on or before April 1, 2016.
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
On August 7, 2015, the board of directors approved the amendment and restatement of the SRP (the “First A&R SRP”). Under the First A&R SRP, the redemption date with respect to third quarter 2015 redemptions was November 10, 2015 or the next practicable date as the Chief Executive Officer determined so that redemptions with respect to the third quarter of 2015 were delayed until after the payment date for a special distribution. With this revision, stockholders who were to have 100% of their shares redeemed were not left holding a small number of shares from the Special Distribution after the date of the redemption of their shares. The other material terms of the First A&R SRP were consistent with the terms of the SRP.
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
During the year ended December 31, 2017, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
January 2017	—	$—	—	$915,158
February 2017	—	—	—	915,158
March 2017	31,875	6.36	31,875	712,431
April 2017	—	—	—	712,431
May 2017	—	—	—	712,431
June 2017	37,820	6.36	37,820	471,900
July 2017	—	—	—	471,900
August 2017	—	—	—	1,471,900
September 2017	18,233	6.27	18,233	1,357,581
October 2017	—	—	—	1,357,581
November 2017	—	—	—	1,357,581
December 2017	48,993	6.27	48,993	1,050,393
Total	136,921		136,921

(1)	All of our purchases of equity securities during the year ended December 31, 2017, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through December 31, 2017, we have redeemed 612,115 shares for $4.6 million.
Unregistered Sales of Equity Securities and Use of Offering Proceeds
During the year ended December 31, 2017, we did not issue any securities that were not registered under the Securities Act.
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
As of February 2013 when we terminated the initial public offering, we had accepted subscriptions for, and issued, 10,688,940 shares of common stock in the initial public offering for gross offering proceeds of approximately $104.7 million, and 391,182 shares of common stock pursuant to the DRIP for gross offering proceeds of approximately $3.6 million. We have also granted 50,000 shares of restricted stock and we issued 273,729 shares of common stock to pay a portion of a special distribution on November 4, 2015. Refer to Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for details regarding the special distribution.
On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated Share Redemption Program (the “SRP”). The program was previously suspended, effective as of January 15, 2013. For more information regarding our share redemption program, refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Share Redemption Program.” Cumulatively, through December 31, 2017, we have redeemed 612,115 shares of common stock sold in the Offering for approximately $4.6 million.
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2017. The current term of the Advisory Agreement terminates on August 10, 2018. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.
Beginning in December 2012 and ending upon execution of the Advisory Agreement, Glenborough performed certain services for us pursuant to a consulting agreement (“Consulting Agreement”).  We entered the Consulting Agreement to assist us with the process of transitioning to a new external advisor, as well as to provide other services.
Market Outlook - Real Estate and Real Estate Finance Markets
Retail net absorption in 2017 was 85.9 million square feet according to CoStar as compared to deliveries of 81.9 million square feet. This lowered CoStar’s reported vacancy rate to 4.5%. CoStar’s average quoted rental rates trended up, ending the year at $16.45 per square foot, an increase of 3.9% from $15.81 a year earlier.
While the supply and demand indicators were healthy, the overall retail real estate sector continued to face negative headlines. According to Cushman and Wakefield, there were nearly 9,000 major chain store announced closures in 2017, more than double the number of chain stores in 2016. Data from the U.S. Department of Commerce showed pressure from online retailers grew as e-commerce sales increased by 15.5% compared to total sales growth of 4.3% for the comparable 12-month period.
Publicly traded real estate investment trusts (“REITs”) in the shopping center and mall sectors showed losses for 2017 with shopping REITs posting total return losses of 5.28% and malls posting total return losses of 15.01%, while the overall REIT market saw total return profits of 5.91% according to KeyBanc Capital Markets.
According to CoStar, sales volume for retail properties was $19.5 billion for the first nine months of 2017, down from $24.4 billion during the same period in 2016.
2017 Significant Events
Property Acquisitions

•
On January 4, 2017, we purchased certain property located in the Hayes Valley neighborhood at 388 Fulton Street in San Francisco, California (“388 Fulton”). 388 Fulton is comprised of two leased commercial condominiums with an aggregate of 3,110 square feet of retail space. The aggregate purchase price of 388 Fulton was approximately $4.2 million, subject to customary closing costs and proration adjustments. We drew down $4.0 million on our line of credit to fund this acquisition.

•
On January 11, 2017, we purchased certain property located in the Silver Lake neighborhood of Los Angeles, California (“Silver Lake”). Silver Lake is comprised of two boutique retail buildings totaling approximately 10,497 square feet of retail space. The aggregate purchase price of Silver Lake was approximately $13.3 million subject to customary closing costs and proration adjustments. We drew down $11.0 million on our line of credit to fund this acquisition.

Property Dispositions and Loan Pay-offs

•
On November 1, 2017, we consummated the disposition of Morningside Marketplace, located in Fontana, California for $12.7 million in cash. The proceeds were used to pay down amounts outstanding under our line of credit.

•
On October 31, 2017, we borrowed $26.0 million under our line of credit, and used the proceeds to repay the existing secured financing that encumbered the following properties: The Shops at Turkey Creek, Morningside Marketplace, Florissant Marketplace, Ensenada Square and Cochran Bypass. The total amount of the repayment was $25.4 million, which included a payment of yield maintenance due upon prepayment of $1.4 million. In connection with that borrowing, we added the following property as additional collateral security under the terms of our line of credit: The Shops at Turkey Creek, Morningside Marketplace, Florissant Marketplace and Ensenada Square.

•
On October 31, 2017, we consummated the disposition of Cochran Bypass, located in Chester, South Carolina, for a sales price of approximately $2.5 million in cash. The net proceeds from the sale of Cochran Bypass were used to repay a portion of the outstanding balance under our line of credit.

•
On April 17, 2017, we consummated the disposition of Woodland West Marketplace, located in Arlington, Texas, for a sales price of approximately $14.6 million in cash. We used the net proceeds from the sale of Woodland West Marketplace to repay $13.7 million of the outstanding balance on our line of credit.

•
On January 6, 2017, we consummated the disposition of Pinehurst Square East, located in Bismarck, North Dakota, for a sales price of approximately $19.2 million in cash. We used the net proceeds from the sale of Pinehurst Square East to repay $18.4 million of the outstanding balance on our line of credit.

Share Redemption under the Share Redemption Program

•
On August 2, 2017, our board of directors approved, pursuant to Section 3(a) of the SRP, an additional $1.0 million of funds available for the redemption of shares in connection with the death of a stockholder.

•	During the year ended December 31, 2017, we redeemed 136,921 shares of common stock for $0.9 million under the SRP at an average price of $6.32 per share.
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
We recognize gains or losses on sales of real estate in accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment. Profits are not recognized until (1) a sale has been consummated; (2) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (3) our receivable, if any, is not subject to future subordination; and (4) we have transferred to the buyer the usual risks and reward of ownership, and we do not have a substantial continuing involvement with the property. Effective January 1, 2018, we will no longer apply existing sales criteria in ASC 360, and will, instead, apply the provisions of ASC 610-20, Other Income. Under ASC 610-20, we plan to recognize any gains at the time control of a property is transferred and when it is probable that substantially all of the related consideration will be collected.
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
We elected to early adopt ASU 2017-01 for the reporting period beginning January 1, 2017. As a result of adopting ASU 2017-01, our acquisitions of properties beginning January 1, 2017 were evaluated under the new guidance. The acquisitions that occurred during 2017 were determined to be asset acquisitions, as they did not meet the definition of a business.
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
Tenant improvement costs recorded as capital assets are depreciated over the tenant’s remaining lease term, which we determined approximates the useful life of the improvement. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized. Acquisition costs related to asset acquisitions are capitalized in the consolidated balance sheets.
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

We evaluate our equity investments for impairment in accordance with ASC Topic 320, Investments – Debt and Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.
We did not record any impairment loss on our investments in real estate and related intangible assets during the years ended December 31, 2017 and 2016. Refer to Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the methodologies used to estimate fair value of the investments in real estate.
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
Our tax returns remain subject to examination and consequently, the taxability of our distributions is subject to change.
Portfolio Investments
As of December 31, 2017, our portfolio included:

•	Investments in two consolidated joint ventures, which own property under development in the Los Angeles, California area that are expected to comprise 49,500 square feet upon completion.

•	Investments in two unconsolidated joint ventures, which own, in aggregate, eight retail centers, comprising an aggregate of approximately 599,000 square feet and located in four states.

•
Ten retail properties, including three properties held for sale, comprising an aggregate of approximately 303,000 square feet of single- and multi-tenant, commercial retail space located in four states.

Results of Operations
As of December 31, 2017 and 2016, approximately 96% and 91% of our then owned retail properties were leased (based on rentable square footage), respectively, with weighted-average remaining lease terms of approximately seven and four years, respectively. In 2017, there were two property acquisitions and four property dispositions. In 2016, there were three property acquisitions and one property disposition.

Leasing Information
Committed tenant improvement costs and leasing commissions for new leases during the year ended December 31, 2017 were $16.91 per square foot and $7.29 per square foot, respectively. Committed tenant improvement costs and leasing commissions for new leases during the year ended December 31, 2016 were $20.00 per square foot and $8.25 per square foot, respectively. The following table provides information regarding our leasing activity, excluding leasing activity in held for sale properties, for the year ended December 31, 2017.

Total Vacant Rentable Sq. Feet at	Lease Expirations in 2017	New Leases in 2017	Lease Renewals in 2017	Total Vacant Rentable Sq. Feet at	Tenant Retention Rate in
December 31, 2016	(Sq. Feet)	(Sq. Feet)	(Sq. Feet)	December 31, 2017	2017
20,323	10,160	11,558	7,500	11,425	73.8%
Comparison of the year ended December 31, 2017, versus the year ended December 31, 2016.
The following table provides summary information about our results of operations for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Years Ended December 31,
	2017	2016	$ Change	% Change
Rental revenue and reimbursements	$9,035	$10,476	$(1,441)	(13.8)%
Operating and maintenance expenses	3,257	3,745	(488)	(13.0)%
General and administrative expenses	1,979	2,196	(217)	(9.9)%
Depreciation and amortization expenses	2,848	3,373	(525)	(15.6)%
Transaction expense	85	772	(687)	(89.0)%
Interest expense	1,824	2,212	(388)	(17.5)%
Operating loss	(958)	(1,822)	864	(47.4)%
Other income (loss), net	9,995	(40)	10,035	(25,087.5)%
Income taxes	(181)	(129)	(52)	40.3%
Net income (loss)	$8,856	$(1,991)	$10,847	(544.8)%
Our results of operations for the year ended December 31, 2017, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the year ended December 31, 2017, compared to the same period in 2016, was primarily due to the sales of Bloomingdale Hills in April 2016, Pinehurst Square East in January of 2017, Woodland West Marketplace in April 2017, Cochran Bypass in October 2017 and Morningside Marketplace in November 2017. The decreases were partially offset by a full year of revenue from acquisitions of 8 Octavia and 400 Grove in June 2016, Fulton Shops in July 2016, 450 Hayes in December 2016, and 388 Fulton and Silver Lake during the first quarter of 2017.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the year ended December 31, 2017, when compared to the same period in 2016, which corresponds to the decrease in revenue.
General and administrative expenses
General and administrative expenses decreased during the year ended December 31, 2017, compared to the same period in 2016 primarily due to decreased legal fees, lower asset management fees and smaller decreases overall, across most general and administrative costs.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the year ended December 31, 2017, compared to the same period in 2016, primarily due to the classification of Ensenada Square, Florissant Marketplace, and Shops at Turkey Creek as held for sale during the fourth quarter of 2017. The sales of Pinehurst Square, Woodland West Marketplace, Cochran Bypass and Morningside Marketplace also contributed to the decrease.
Transaction expense
The decrease in transaction expense during the year ended December 31, 2017, as compared to the same period in 2016 was primarily due to our adoption of ASU 2017-01 as of January 1, 2017. Following the adoption of ASU 2017-01, the acquisitions of 388 Fulton and Silver Lake during the first quarter of 2017 were determined to be asset acquisitions and the related acquisition costs were capitalized.
Interest expense
Interest expense has decreased in 2017 over 2016 due to net decreases in debt balances as a result of property acquisitions and dispositions activities and the resulting fluctuations in debt balances from related proceeds and repayments of debt.
Other income (loss), net
Other income, net from the year ended December 31, 2017, primarily consisted of approximately $11.6 million related to the gains on sales of Pinehurst Square East in January 2017, Woodland West Marketplace in April 2017, Cochran Bypass in October 2017 and Morningside Marketplace in November 2017, as well as the recognition of deferred gain resulting from the first quarter of 2017 sale by SGO Retail Acquisitions Venture, LLC (“SGO Joint Venture”) of Aurora Commons.
Income taxes
In addition to various state tax payments, we have incurred federal tax due to our election to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code. A TRS is subject to federal and state income taxes.
In 2017, we estimated we could owe Alternative Minimum Tax totaling approximately $0.1 million and this amount was accrued and included in expense as of December 31, 2017.
For the year ended December 31, 2016, the income taxes represented tax on our share of the gain from the sale of certain SGO MN Retail Acquisitions Venture, LLC (“SGO MN Joint Venture”) properties, partially offset by the 2016 reversal of an over accrual of estimated Alternative Minimum Tax, which was accrued and included in expenses as of December 31, 2015. The over accrual was determined to be immaterial and was the result of finalizing, in 2016, the calculation of taxes owed for 2015.
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
As of December 31, 2017, our cash and cash equivalents were approximately $3.1 million and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was approximately $0.8 million. For properties with lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2017 and 2016, our borrowings, excluding line of credit balances which have been classified as held for sale, were approximately 93.0% and 73.6%, respectively, of the carrying value of our net assets, excluding assets held for sale.

The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (amounts in thousands):

	Years Ended December 31,
	2017	2016	$ Change
Net cash provided by (used in):
Operating activities	$3,944	$1,391	$2,553
Investing activities	26,349	(38,585)	64,934
Financing activities	(30,337)	31,531	(61,868)
Net decrease in cash and cash equivalents	$(44)	$(5,663)
Cash Flows from Operating Activities
The increase in cash flows from operating activities was primarily due to a release of restricted cash as a result of repaying existing secured financing as well as a decrease in deposit balances resulting from the closing of the acquisitions of 388 Fulton and Silver Lake during the first quarter of 2017.
Cash Flows from Investing Activities
Cash flows from investing activities during the year ended December 31, 2017, primarily consisted of proceeds from the disposition of Pinehurst Square East, Woodland West Marketplace, Cochran Bypass and Morningside Marketplace of approximately $46.6 million, partially offset by our aggregate $17.8 million in acquisitions of 388 Fulton and Silver Lake in January 2017. Cash flows used in investing activities during the year ended December 31, 2016, primarily consisted of our aggregate $29.4 million investments in the Wilshire and Gelson's Joint Ventures, and our aggregate $17.8 million in acquisitions of the San Francisco Properties in June 2016, our acquisition of the Fulton Shops in July 2016 and our acquisition of 450 Hayes in December 2016.
Cash Flows from Financing Activities
The change in cash flows from financing activities during the year ended December 31, 2017, was primarily due to an increase in pay down of debt of approximately $73.1 million in connection with the pay down of a portion of our line of credit as a result of the dispositions of Pinehurst Square East and Woodland West Marketplace, as well as repayment of existing secured financing from the borrowings on the increased availability on the line of credit.
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
Recent Financing Transactions
Line of Credit
During the years ended December 31, 2017 and 2016, the following transactions occurred under our line of credit:

Year ended December 31, 2017:

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

•
On October 31, 2017, we drew $26.0 million and used the proceeds to repay the existing secured financing that encumbered the following properties: The Shops at Turkey Creek, Morningside Marketplace, Florissant Marketplace, Ensenada Square and Cochran Bypass. The total amount of the repayment was $25.4 million, which included a payment of yield maintenance due upon prepayment of $1.4 million. In connection with that borrowing, we added the following property as additional collateral security under the terms of the Amended and Restated Credit Facility: The Shops at Turkey Creek, Morningside Marketplace, Florissant Marketplace and Ensenada Square.

•
On October 31, 2017, we consummated the disposition of Cochran Bypass, located in Chester, South Carolina, for a sales price of approximately $2.5 million in cash, $2.1 million of which was used to pay down our line of credit.

•
On November 1, 2017, we consummated the disposition of Morningside Marketplace, located in Fontana, California, for a sales price of approximately $12.7 million in cash, $12.0 million of which was used to pay down our line of credit.

•	On November 20, 2017, we paid down $4.0 million on our line of credit.

•
On December 14, 2017, we drew $5.0 million and used a portion of the proceeds to repay a $2.5 million working capital short-term loan (the “Bridge Loan”) from Glenborough Property Partners, LLC, an affiliate of the Advisor.

Year ended December 31, 2016:

•	On March 7, 2016, we drew $6.0 million and used the proceeds to invest in the Wilshire Joint Venture.

•
On April 4, 2016, we consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, $3.0 million of which was used to pay down the line of credit.

•	On June 9, 2016, we drew $7.5 million and used the majority of the proceeds to acquire 8 Octavia and 400 Grove.

•	On July 25, 2016, we drew $4.7 million and used the majority of the proceeds to acquire the Fulton Shops.

•	On September 29, 2016, we drew $1.0 million and used the proceeds for working capital.

•	On October 7, 2016, we paid down $2.0 million on our line of credit.

•
On December 22, 2016, we drew $7.2 million and used the proceeds to acquire 450 Hayes. Refer to Note 3. “Real Estate Investments” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

•	On December 27, 2016, we drew $2.0 million to be used for working capital.

Mortgage Loans Secured by Properties Under Development
In connection with our investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, we have consolidated borrowings of $8.5 million (the “Wilshire Loan”). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on March 7, 2017, with an option for two additional six-month periods, subject to certain conditions as stated in the loan agreement. All conditions to extensions were met, and on March 7, 2017, we exercised the option to extend the loan until September 7, 2017. On August 29, 2017, we exercised the remaining option to extend the loan for an additional six months. The extension was scheduled to mature on March 7, 2018. We extended the loan, with the same terms, for an additional six months, effective March 7, 2018. The new maturity date is September 7, 2018. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
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
We are working on extending the Gelson’s Loan, and intend to complete this extension prior to the loan’s maturity date.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2017 and 2016, our total operating expenses did not exceed the 2%/25% Guidelines.
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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Years Ended December 31,
FFO	2017	2016
Net income (loss) (1)	$8,856	$(1,991)
Adjustments:
Gain on disposal of assets	(11,608)	(640)
Adjustment to reflect FFO of unconsolidated joint ventures	408	322
Depreciation of real estate	2,047	2,516
Amortization of in-place leases and leasing costs	801	857
FFO attributable to common shares and Common Units	$504	$1,064

FFO per share and Common Unit	$0.04	$0.09

Weighted average common shares and units outstanding	11,312,042	11,433,573

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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the consolidated financial statements in this Annual Report on Form 10-K. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2017 and 2016, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.
Subsequent Events
Distributions
On December 7, 2017, our board of directors declared a fourth quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of December 31, 2017. The distribution was paid on January 31, 2018.
Mortgage Loans Secured by Properties Under Development
On March 7, 2018, we extended the Wilshire loan for six months. The new maturity date is September 7, 2018.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.
This Annual Report does not include an attestation report, or any other report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC applicable to smaller reporting companies.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
As of the three months ended December 31, 2017, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2018 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
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
Audit Committee Financial Expert
The information required by this Item is incorporated by reference to the 2018 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2018 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2018 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2018 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2018 Proxy Statement.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Strategic Realty Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Moss Adams LLP
San Francisco, California
March 23, 2018

We have served as the Company’s auditor since 2013.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31,
	2017	2016
ASSETS
Investments in real estate
Land	$14,020	$15,510
Building and improvements	30,825	47,810
Tenant improvements	1,188	2,307
	46,033	65,627
Accumulated depreciation	(2,579)	(8,163)
Investments in real estate, net	43,454	57,464
Properties under development and development costs
Land	25,851	25,851
Buildings	585	601
Development costs	9,609	4,377
Properties under development and development costs	36,045	30,829
Cash and cash equivalents	3,086	3,130
Restricted cash	816	4,728
Prepaid expenses and other assets, net	200	1,070
Tenant receivables, net of $0 and $38 bad debt reserve	1,007	1,269
Investments in unconsolidated joint ventures	2,705	4,761
Lease intangibles, net	2,061	3,825
Assets held for sale	20,646	24,157
Deferred financing costs, net	1,258	264
TOTAL ASSETS (1)	$111,278	$131,497
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$42,223	$54,304
Accounts payable and accrued expenses	2,006	2,955
Amounts due to affiliates	21	111
Other liabilities	387	461
Liabilities related to assets held for sale	13,017	22,182
Below-market lease liabilities, net	438	3,049
Deferred gain on sale of properties to unconsolidated joint venture	668	1,202
TOTAL LIABILITIES (1)	58,760	84,264
Commitments and contingencies (Note 13)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,988,438 and 10,938,245 shares issued and outstanding at December 31, 2017 and 2016, respectively	111	111
Additional paid-in capital	96,097	96,032
Accumulated deficit	(44,741)	(50,676)
Total stockholders’ equity	51,467	45,467
Non-controlling interests	1,051	1,766
TOTAL EQUITY	52,518	47,233
TOTAL LIABILITIES AND EQUITY	$111,278	$131,497

(1)
As of December 31, 2017 and 2016, includes approximately $37.2 million and $32.8 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $19.6 million and $19.9 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 5. “Variable Interest Entities”.

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2017	2016
Revenue:
Rental and reimbursements	$9,035	$10,476

Expense:
Operating and maintenance	3,257	3,745
General and administrative	1,979	2,196
Depreciation and amortization	2,848	3,373
Transaction expense	85	772
Interest expense	1,824	2,212
	9,993	12,298
Operating loss	(958)	(1,822)

Other income (loss):
Equity in income (loss) of unconsolidated joint ventures	(59)	132
Net gain on disposal of real estate	11,608	640
Other income	91	154
Loss on extinguishment of debt	(1,645)	(966)
Income (loss) before income taxes	9,037	(1,862)
Income taxes	(181)	(129)
Net income (loss)	8,856	(1,991)
Net income (loss) attributable to non-controlling interests	295	(75)
Net income (loss) attributable to common stockholders	$8,561	$(1,916)

Earnings (loss) per common share - basic and diluted	$0.78	$(0.17)

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	10,936,361	11,006,759
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2015	11,037,948	$111	$96,684	$(46,124)	$50,671	$1,994	$52,665
Conversion of OP units to common shares	9,588	—	52	—	52	(52)	—
Redemption of common shares	(109,291)	—	(704)	—	(704)	—	(704)
Quarterly distributions	—	—	—	(2,636)	(2,636)	(101)	(2,737)
Net loss	—	—	—	(1,916)	(1,916)	(75)	(1,991)
BALANCE — December 31, 2016	10,938,245	111	96,032	(50,676)	45,467	1,766	47,233
Conversion of OP units to common shares	187,114	—	930	—	930	(930)	—
Redemption of common shares	(136,921)	—	(865)	—	(865)	—	(865)
Quarterly distributions	—	—	—	(2,626)	(2,626)	(80)	(2,706)
Net income	—	—	—	8,561	8,561	295	8,856
BALANCE — December 31, 2017	10,988,438	$111	$96,097	$(44,741)	$51,467	$1,051	$52,518
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$8,856	$(1,991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on disposal of real estate	(11,608)	(640)
Loss on extinguishment of debt	1,645	966
Equity in income (loss) of unconsolidated joint ventures	59	(132)
Straight-line rent	(238)	(155)
Amortization of deferred costs	541	492
Depreciation and amortization	2,848	3,373
Amortization of above and below-market leases	(144)	(196)
Bad debt expense	14	53
Changes in operating assets and liabilities:
Prepaid expenses and other assets	853	(339)
Tenant receivables	89	362
Accounts payable and accrued expenses	(613)	(108)
Amounts due to affiliates	(90)	62
Other liabilities	(74)	(258)
Net change in restricted cash for operational expenditures	1,806	(98)
Net cash provided by operating activities	3,944	1,391

Cash flows from investing activities:
Net proceeds from the sale of real estate	46,633	8,763
Acquisition of real estate	(17,812)	(17,792)
Investment in properties under development and development costs	(5,081)	(29,400)
Improvements, capital expenditures, and leasing costs	(1,494)	(492)
Distributions from unconsolidated joint ventures	1,997	2,273
Net change in restricted cash from investments in consolidated variable interest entities	848	(1,666)
Net change in restricted cash for capital expenditures	1,258	(271)
Net cash provided by (used in) investing activities	26,349	(38,585)

Cash flows from financing activities:
Redemption of common shares	(865)	(704)
Quarterly distributions	(2,714)	(2,742)
Proceeds from notes payable	60,700	47,600
Repayment of notes payable	(84,054)	(10,976)
Loan proceeds from an affiliate	2,500	—
Repayment of loan from an affiliate	(2,500)	—
Payment of penalties associated with early repayment of notes payable	(1,410)	(839)
Payment of loan fees from investments in consolidated variable interest entities	(453)	(719)
Payment of loan fees and financing costs	(1,541)	(89)
Net cash (used in) provided by financing activities	(30,337)	31,531

Net decrease in cash and cash equivalents	(44)	(5,663)
Cash and cash equivalents – beginning of year	3,130	8,793
Cash and cash equivalents – end of year	$3,086	$3,130

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$673	$681
Change in accrued liabilities capitalized to investment in development	(340)	640
Change to accrued mortgage note payable interest capitalized to investment in development	12	166
Amortization of deferred loan fees capitalized to investment in development	463	623
Conversion of OP units to common shares	930	52
Cash paid for interest, net of amounts capitalized	1,351	1,517
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. Currently, the Company is externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2017. The current term of the Advisory Agreement terminates on August 10, 2018. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of December 31, 2017 and 2016, the Company owned 97.9% and 96.3%, respectively, of the limited partnership interests in the OP.
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
As of December 31, 2017, in addition to the development projects, the Company’s portfolio of properties was comprised of 10 properties, including three properties held for sale, with approximately 303,000 rentable square feet of retail space located in four states. As of December 31, 2017, the rentable space at the Company’s retail properties was 96% leased.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2017 and 2016, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 4. “Investments in Unconsolidated Joint Ventures” for additional information. As of December 31, 2017 and 2016, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5. “Variable Interest Entities” for additional information.
Non-Controlling Interests
The Company’s non-controlling interests are comprised of common units in the OP (“Common Units”). The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) attributable to common stockholders on the consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in the Company’s results of operations when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at December 31, 2017 and 2016, qualified as permanent equity.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable (not including receivables on property held for sale), which is included in tenant receivables, net, on the consolidated balance sheets, was approximately $0.5 million and $0.6 million at December 31, 2017 and 2016, respectively.
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
The Company recognizes gains or losses on sales of real estate in accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”). Gains are not recognized and are deferred until (a) a sale has been consummated; (b) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (c) the Company’s receivable, if any, is not subject to future subordination; and (d) the Company has transferred to the buyer the usual risks and reward of ownership, and the Company does not have a substantial continuing involvement with the property. Deferred gain on the sale of properties to the SGO Joint Venture was approximately $0.7 million and $1.2 million, as of December 31, 2017 and 2016, respectively.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
As of December 31, 2017, excluding properties classified as held for sale, Clover Juice accounted for more than 10% of the Company’s annual minimum rent. As of December 31, 2017, there were no amounts outstanding from Clover Juice.
As of December 31, 2016, excluding properties classified as held for sale, Ralph’s Grocery and Gold’s Gym, each accounted for more than 10% of the Company’s annual minimum rent. As of December 31, 2016, there were no amounts outstanding from either Ralph’s Grocery or Gold’s Gym.
Business Combinations
The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination when the acquired property meets the definition of a business, as further discussed below. Assets acquired and liabilities assumed in a business combination are generally measured at their acquisition-date fair values, including tenant improvements and identifiable intangible assets or liabilities. Tenant improvements recognized represent the tangible assets associated with the existing leases valued on a fair value basis at the acquisition date. Tenant improvements are classified as assets under investments in real estate and are depreciated over the remaining lease terms. Identifiable intangible assets and liabilities relate to the value of in-place operating leases which come in three forms: (1) leasing commissions and legal costs, which represent the value associated with “cost avoidance” of acquiring in-place leases, such as lease commissions paid under terms generally experienced in markets in which the Company operates; (2) value of in-place leases, which represents the estimated loss of revenue and of costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased; and (3) above- or below-market value of in-place leases, which represents the difference between the contractual rents and market rents at the time of the acquisition, discounted for tenant credit risks. The value of in-place leases is recorded in acquired lease intangibles and amortized over the remaining lease term. Above- or below-market-rate leases are classified in acquired lease intangibles, or in acquired below-market lease intangibles, depending on whether the contractual terms are above- or below-market. Above-market leases are amortized as a decrease to rental revenue over the remaining non-cancelable terms of the respective leases and below-market leases are amortized as an increase to rental revenue over the remaining initial lease term and any fixed rate renewal periods, if applicable.
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
Tenant improvement costs recorded as capital assets are depreciated over the tenant’s remaining lease term, which the Company has determined approximates the useful life of the improvement. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized. Acquisition costs related to asset acquisitions are capitalized in the consolidated balance sheets.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Interest on projects is based on interest rates in place during the development period, and is capitalized until the project is ready for its intended use. The amount of interest capitalized during the years ended December 31, 2017 and 2016, was approximately $3.4 million and $2.8 million, respectively.
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
The Company did not record any impairment losses during the years ended December 31, 2017 and 2016.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company monitors its investments in unconsolidated joint ventures periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2017 and 2016.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In 2017, the Company estimated it could owe Alternative Minimum Tax totaling approximately $0.1 million and this amount was accrued and included in expense as of December 31, 2017.
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
Recent Accounting Pronouncements
The FASB issued the following ASUs which could have potential impact to the Company’s consolidated financial statements:
In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses for the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 amends the guidance on nonfinancial assets in Accounting Standards Codification (“ASC”) 610-20. The amendments clarify that (i) a financial asset is within the scope of ASC 610-20 if it meets the definition of an in-substance nonfinancial asset and may include nonfinancial assets transferred within a legal entity to a counter-party, (ii) an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counter-party and de-recognize each asset when a counter-party obtains control of it, and (iii) an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. Further, ASU 2017-05 provides guidance on accounting for partial sales of nonfinancial assets. The amendments are effective at the same time as the amendments in ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), discussed below. The adoption of ASU 2017-05 is not expected to have a material impact on the Company's consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which amends (Topic 230), Statement of Cash Flows (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explains the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 will require adoption using a retrospective transition method. The adoption will not have a material effect on the Company’s consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810), Interests Held through related Parties That Are under Common Control (“ASU 2016-17”). ASU 2016-17 changes how a reporting entity that is a single decision maker of a variable interest entity should treat indirect interest in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. ASU 2016-17 is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted, including adoption in an interim period. ASU 2016-17 will require adoption using the retrospective transition method beginning with the fiscal year in which the amendments in ASU No. 2015-02 were initially applied. The Company adopted ASU 2016-17 beginning January 1, 2017. The adoption of ASU 2016-17 had no impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 will require adoption on a retrospective basis. The application of ASU 2016-15 is not expected to have an impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset, measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Adjustments resulting from adopting ASU 2016-13 shall be applied through a cumulative-effect adjustment to retained earnings. The adoption of ASU 2016-13 will not have an effect on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the consolidated balance sheet and disclose key information about leasing arrangements. The guidance retains a distinction between finance leases and operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. On January 5, 2018, the FASB also issued an Exposure Draft proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. The amendments in this guidance and the related Exposure Draft are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company believes that the adoption of ASU 2016-02 will not change the accounting for operating leases on its consolidated balance sheets. If finalized, the Company expects to utilize the practical expedients proposed in the Exposure Draft as part of its adoption of ASU 2016-02.
In May 2014, the FASB issued ASU 2014-09. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which effectively deferred the adoption of ASU 2014-09 to fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2016. Companies may apply either a full retrospective or a modified retrospective approach to adopt this guidance. In 2016, the FASB issued ASU No. 2016-08, ASU No. 2016-09 and ASU No. 2016-12, which provide interpretive clarifications on the new guidance in Topic 606. As the Company’s revenues are primarily generated through leasing arrangements, management believes the Company’s revenues fall out of the scope of this standard. For gains on sale of real estate, the Company will apply the provisions of ASC 610-20, and plans to recognize any gains at the time control of a property is transferred and when it is probable that substantially all of the related consideration will be collected. The Company will no longer apply existing sales criteria in ASC 360, Property, Plant, and Equipment. Upon adoption of ASC 610-20 on January 1, 2018, the Company recognized $0.7 million of deferred gains relating to sales of properties to the SGO Joint Venture through a cumulative effect adjustment to retained earnings. Other than the cumulative effect adjustment relating to such deferred gains, the adoption of ASC 606 and ASC 610-20 will not have a significant impact on the Company’s consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. REAL ESTATE INVESTMENTS
2017 Acquisition of Properties
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
For the year ended December 31, 2017, the Company incurred $0.3 million of acquisition-related costs. These costs were capitalized and allocated to land and buildings acquired on a relative fair value basis.
2016 Acquisition of Properties
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
On September 8, 2016, the Company paid a deposit in the amount of approximately $0.2 million toward the acquisition of a 100% ownership interest in certain property located in the Hayes Valley neighborhood at 388 Fulton Street in San Francisco, California (“388 Fulton”). The deposit was included in prepaid expenses and other assets, net on the consolidated balance sheets. The seller is not affiliated with the Company or the Advisor. 388 Fulton is comprised of two leased commercial condominiums with an aggregate of 3,110 square feet of retail space. The purchase of this retail property closed on January 4, 2017. Refer to Note 14. “Subsequent Events” for details.
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
2017 Sale of Properties
On November 1, 2017, the Company consummated the disposition of Morningside Marketplace, located in Fontana, California for $12.7 million in cash. The proceeds were used to pay down amounts outstanding under the Company’s line of credit. The sale of the property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and its results of operations were not reported as discontinued operations on the Company’s consolidated financial statements. The disposition of Morningside Marketplace resulted in a gain of $2.4 million, which was included in the Company’s consolidated statement of operations.
On October 31, 2017, the Company consummated the disposition of Cochran Bypass, located in Chester, South Carolina, for a sales price of approximately $2.5 million in cash. The net proceeds from the sale of Cochran Bypass were used to repay a portion of the outstanding balance under the Company’s line of credit. The sale of the property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and its results of operations were not reported as discontinued operations on the Company’s consolidated financial statements. The disposition of Cochran Bypass resulted in a gain of $44 thousand, which was included in the Company’s consolidated statement of operations.
On April 17, 2017, the Company consummated the disposition of Woodland West Marketplace, located in Arlington, Texas, for a sales price of approximately $14.6 million in cash. The Company used the net proceeds from the sale of Woodland West Marketplace to repay $13.7 million of the outstanding balance on its line of credit. The sale of the property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and its results of operations were not reported as discontinued operations on the Company’s consolidated financial statements. The disposition of Woodland West Marketplace resulted in a gain of $2.5 million, which was included on the Company’s consolidated statement of operations.
On January 6, 2017, the Company consummated the disposition of Pinehurst Square East, located in Bismarck, North Dakota, for a sales price of approximately $19.2 million in cash. The Company used the net proceeds from the sale of Pinehurst Square East to repay $18.4 million of the outstanding balance on its line of credit. The sale of the property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and its results of operations were not reported as discontinued operations on the Company’s consolidated financial statements. The disposition of Pinehurst Square East resulted in a gain of $6.1 million, which was included on the Company’s consolidated statement of operations.
The following table summarizes net operating income (loss) related to the properties sold in 2017, that is included in the Company’s consolidated statements of operations for the years ended December 31, 2017 and 2016 (amounts in thousands):

	Year Ended December 31,
	2017				2016
	Pinehurst Square East	Woodland West Marketplace	Cochran Bypass	Morningside Marketplace	Pinehurst Square East	Woodland West Marketplace	Cochran Bypass	Morningside Marketplace
Operating income (loss)	$22	$193	$27	$322	$1,028	$(178)	$2	$51

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2016 Sale of Properties
On April 4, 2016, the Company consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, a portion of which was used to pay off the related $5.3 million mortgage loan and $3.0 million of which was used to pay down the line of credit under the KeyBank Credit Facility. The sale of the property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and its results of operations were not reported as discontinued operations on the Company’s consolidated financial statements. The disposition of Bloomingdale Hills resulted in a gain of $0.6 million, which was included on the Company’s consolidated statement of operations. The Company’s consolidated statements of operations included net operating income of approximately $69 thousand for the year ended December 31, 2016.
Pro Forma Financial Information
The pro forma financial information below is based upon the Company’s historical consolidated statements of operations for the years ended December 31, 2017 and 2016, adjusted to give effect to the above sale transactions as if they had been completed at the beginning of 2017 and 2016, respectively. The pro forma financial information is presented for information purposes only, and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2017 and 2016, respectively, nor does it purport to represent results of operations for future periods (amounts in thousands, except per share amounts):

	(Pro Forma)
	Year Ended December 31,
	2017	2016
Rental and reimbursement revenues	$6,888	$5,076
Net income	8,292	8,186
Net income attributable to common stockholders	8,017	7,881

Net income per share, attributable to common shares - basic and diluted	$0.73	$0.72
Assets Held for Sale and Liabilities Related to Assets Held for Sale
At December 31, 2017, Florissant Marketplace, located in Florissant, Missouri, Ensenada Square, located in Arlington, Texas, and Shops at Turkey Creek, located in Knoxville, Tennessee, were classified as held for sale in the consolidated balance sheet. Since the sale of these properties does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of these properties were not reported as discontinued operations in the Company’s financial statements. The Company intends to use the net proceeds from the sale of these properties to repay a portion of the outstanding balance on its line of credit. The Company anticipates the sales of these three properties will occur within one year from December 31, 2017. The Company’s consolidated statements of operations include net operating income of approximately $0.6 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively, related to the assets held for sale.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets are as follows (amounts in thousands):

	December 31,
	2017	2016
ASSETS
Investments in real estate
Land	$5,248	$5,718
Building and improvements	17,522	20,261
Tenant improvements	1,189	1,283
	23,959	27,262
Accumulated depreciation	(5,178)	(4,257)
Investments in real estate, net	18,781	23,005
Tenant receivables, net	248	135
Lease intangibles, net	1,617	1,017
Assets held for sale	$20,646	$24,157
LIABILITIES
Notes payable	$10,749	$21,783
Below-market lease intangibles, net	2,268	399
Liabilities related to assets held for sale	$13,017	$22,182
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The SGO Joint Venture may make distributions of net cash flow to the SGO Members no less than quarterly, if appropriate. Distributions are pro rata to the SGO Members in proportion to their respective ownership interests in the SGO Joint Venture until the SGO Members have received a 12% internal rate of return on their capital contribution. Thereafter distributions will be 5% to the Company, 5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO Member’s respective ownership interests in the SGO Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 17% internal rate of return on its capital contribution and a 1.5 equity multiple on its capital contribution. Distributions will then be 12.5% to the Company, 5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO Member’s respective ownership interests in the SGO Joint Venture until Oaktree has received aggregate distributions in an amount necessary to provide Oaktree with the greater of a 22% internal rate of return on its capital contribution and a 1.75 equity multiple on its capital contribution (the “SGO Promoted Returns”). Distributions will then be 20% to the Company, 5% to GPP and the balance to the Company, GPP and Oaktree pro rata in proportion to each SGO Member’s respective ownership interests in the SGO Joint Venture. The portion of the SGO Promoted Returns payable to GPP are referred to herein as the “GPP SGO Incentive Fee.” The portion of the SGO Promoted Returns payable to the Company are referred to herein as the Company’s “SGO Earn Out.” As a part of the negotiations for the SGO Joint Venture, Glenborough agreed to reduce certain property management and related charges payable by the SGO Joint Venture from levels that were in place for these assets when held by the Company; the GPP SGO Incentive Fee was implemented in order to provide GPP and its affiliates with an opportunity to recoup those reductions should the SGO Joint Venture assets perform well financially.
Sale of Initial Properties to SGO Joint Venture
On March 11, 2015, as part of the formation of the SGO Joint Venture, the Company entered into a Purchase and Sale Agreement to sell Osceola Village, Constitution Trail and Aurora Commons to the SGO Joint Venture.
The closing of the sale was conditioned on the SGO Joint Venture issuing the Company a 19% membership interest and GPP a 1% membership interest in the SGO Joint Venture.
Due to the related party membership interests in the SGO Joint Venture, the sale of the Initial Properties was considered a partial sale in accordance with ASC Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales. The related party interests consist of the Company’s 19% and GPP’s 1% membership interests in the SGO Joint Venture. As a result, the Company deferred $1.2 million, representing 20%, of the total realized gain from the sale of the Initial Properties to the SGO Joint Venture. During the year ended December 31, 2017, the SGO Joint Venture completed the sales of the Aurora Common property and a portion of Osceola Village. During the year ended December 31, 2016, the SGO Joint Venture completed the sale of Constitution Trail. As a result of the sales, during the years ended December 31, 2017 and 2016, the Company recognized approximately $0.5 million and $23 thousand, respectively, of the previously deferred gain.
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
On September 30, 2015, the SGO MN Joint Venture used the capital contributions of the SGO MN Members, together with the proceeds of a loan from Bank of America, NA in the amount of $50.5 million, to acquire 14 retail properties located in Minnesota, North Dakota and Nebraska (the “SGO MN Properties”) from a subsidiary of IRET Properties, L.P., a subsidiary of Investors Real Estate Trust (“IRET”), for a total purchase price of $79.0 million. Subsequently, the SGO MN Joint Venture purchased an additional two retail properties in Minnesota from IRET for a purchase price of $1.6 million, one transaction closed on December 23, 2015 and the other on January 8, 2016. In 2016, the SGO MN Joint Venture sold six of the properties and distributed the net sales proceeds, after required reduction of debt, to the SGO MN Members. In 2017, the SGO MN Joint Venture sold two of the SGO MN Properties and distributed the net sales proceeds, after required reduction of debt, to the SGO MN Members.
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
The following table summarizes the Company’s investments in unconsolidated joint ventures as of December 31, 2017 and 2016 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$978	$3,052
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	1,727	1,709
Total				$2,705	$4,761

				Year Ended
				December 31, 2017	December 31, 2016
Equity in income (loss) of unconsolidated joint ventures				$(59)	$132

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

A summary of the aggregate balance sheets and results of operations of the SGO Joint Venture and the SGO MN Joint Venture is presented below (amounts in thousands):

	December 31,
	2017	2016
ASSETS
Investments in real estate, net	$64,541	$64,032
Other assets	5,408	18,453
Assets held for sale	1,169	5,265
Total assets	$71,118	$87,750

LIABILITIES AND MEMBERS’ CAPITAL
Notes payable	$45,062	$40,418
Other liabilities	2,737	8,907
Liabilities held for sale	900	5,273
Total liabilities	48,699	54,598
Members’ capital	22,419	33,152
Total liabilities and members’ capital	$71,118	$87,750

	Year Ended December 31,
	2017	2016
RESULTS OF OPERATIONS
Revenue	$9,129	$15,523
Expenses	(9,603)	(17,139)
Operating loss	(474)	(1,616)
Other income	350	3,355
Net income (loss)	$(124)	$1,739
The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2017 and 2016, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.
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
The Gelson’s Joint Venture Agreement provides for the ownership and operation of certain real property by the Gelson’s Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest. In exchange for ownership in the Gelson’s Joint Venture, the Company contributed cash in an amount up to $7.0 million in initial capital contributions and has agreed to contribute a minimum of $0.7 million in subsequent capital contributions to the Gelson’s Joint Venture. In May 2016, the Company made an additional capital contribution of $0.2 million to the Gelson’s Joint Venture. In January 2017 and July

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2017, the Company made two additional capital contributions of $0.8 million and $1.3 million, respectively, to the Gelson’s Joint Venture. S&G LA contributed its rights to acquire the real property, its interest under a 20-year lease with Gelson’s Markets (the “Gelson’s Lease”) and agreed to provide certain management and development services.
On January 28, 2016, the Gelson’s Joint Venture used the capital contributions of the Company, together with the proceeds of a loan in the amount of $10.7 million, to purchase property located at the corner of Sunset Boulevard and Gardner in Hollywood, California for a build-to-suit grocery store for Gelson’s Markets (the “Gelson’s Property”) from a third party seller, for a total purchase price of approximately $13.0 million. The Gelson’s Joint Venture intends to proceed with obtaining all required governmental approvals and entitlements to replace the existing improvements on the property with a build-to-suit grocery store for Gelson’s Markets with an expected size of approximately 38,000 square feet. Gelson’s Markets was founded in 1951 and is recognized as one of the nation’s premier supermarket chains. Gelson’s Markets currently has 28 locations throughout Southern California.
Pursuant to the Gelson’s Joint Venture Agreement, S&G LA manages and conducts the day-to-day operations and affairs of the Gelson’s Joint Venture, subject to certain major decisions set forth in the Gelson’s Joint Venture Agreement that require the consent of all the Gelson’s Members. The Company has the power to direct the activities of the Gelson’s Joint Venture through its approval process of the activities that most significantly impact the economic performance of the Gelson’s Joint Venture. Such activities include the budgeting, leasing, financings, and ultimately, the sale of the property. Income, losses and distributions are generally allocated based on the Gelson’s Members’ respective capital and profits interests. Through the Company’s commitment to contribute 100% of capital to develop and operate the property through the life of the Gelson’s Joint Venture, the Company has an obligation to absorb losses of the Gelson’s Joint Venture. Additionally, in certain circumstances described in the Gelson’s Joint Venture Agreement, the Company may be required to make additional capital contributions to the Joint Venture, in proportion to the Gelson’s Members’ respective ownership interests.
Until the Company has received back its capital contribution and specified preferred returns, all distributions go to the Company; thereafter, the Gelson’s Joint Venture will distribute the profits 50% to the Company and 50% to S&G LA. Additionally, the Company has the ability to buy out S&G LA upon certain conditions per the Operating Agreement.
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
On March 8, 2016, the Wilshire Joint Venture used the deposits and capital contribution of the Company, together with the proceeds of a loan in the amount of $8.5 million, to acquire the Wilshire Property from a third-party seller, for a total purchase price of $13.5 million. The Wilshire Joint Venture is repositioning, and intends to re-lease, the existing improvements on the property.
Pursuant to the Wilshire Joint Venture Agreement, 3032 Wilshire SM manages and conducts the day-to-day operations and affairs of the Wilshire Joint Venture, subject to certain major decisions set forth in the Wilshire Joint Venture Agreement that require the consent of all the Wilshire Members. The Company has the power to direct the activities of the Wilshire Joint Venture through its approval process of the activities that most significantly impact the economic performance of the Wilshire Joint Venture. Such activities include the budgeting, leasing, financings, and ultimately, the sale of the property. Income, losses and distributions are generally allocated based on the Wilshire Members’ respective capital and profits interests. Through the Company’s commitment to contribute 100% of capital to develop and operate the property through the life of the Wilshire Joint Venture, the Company has an obligation to absorb losses of the Wilshire Joint Venture. Additionally, in certain circumstances described in the Wilshire Joint Venture Agreement, the Company may be required to make additional capital contributions to the Wilshire Joint Venture, in proportion to the Wilshire Members’ respective ownership interests.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Until the Company has received back its capital contribution and specified preferred returns, all distributions go to the Company; thereafter, the Wilshire Joint Venture will distribute the profits 50% to the Company and 50% to 3032 Wilshire SM. Additionally, the Company has the ability to buy out 3032 Wilshire SM upon certain conditions per the Operating Agreement.
The following reflects the aggregate assets and liabilities of the Gelson’s Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of December 31, 2017 and 2016 (amounts in thousands):

	December 31,
	2017	2016
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	585	601
Development costs	9,609	4,377
Properties under development and development costs	36,045	30,829
Restricted cash	818	1,666
Cash and cash equivalents	281	334
Prepaid expenses and other assets, net	9	14
Tenant receivables, net	—	1
TOTAL ASSETS (1)	$37,153	$32,844

LIABILITIES
Notes payable, net (2)	$19,116	$19,103
Accounts payable and accrued expenses	478	806
Amounts due to affiliates	9	9
Other liabilities	9	27
TOTAL LIABILITIES	$19,612	$19,945

(1)	The assets of the Gelson’s Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
As of both December 31, 2017 and 2016, includes reclassification of approximately $0.1 million of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

6. FUTURE MINIMUM RENTAL INCOME
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2017, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 14 years with a weighted-average remaining term (excluding options to extend) of approximately seven years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled approximately $0.2 million as of both December 31, 2017 and 2016.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of December 31, 2017, the future minimum rental income from the Company’s properties under non-cancelable operating leases, excluding properties classified as held for sale, was as follows (amounts in thousands):

2018	$2,549
2019	2,619
2020	2,454
2021	2,213
2022	2,230
Thereafter	9,555
Total	$21,620
7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of December 31, 2017 and 2016, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Cost	$2,783	$7,000	$(571)	$(3,904)
Accumulated amortization	(722)	(3,175)	133	855
Total	$2,061	$3,825	$(438)	$(3,049)
The Company’s amortization of lease intangibles and below-market lease liabilities for the years ended December 31, 2017 and 2016, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Year Ended December 31,		Year Ended December 31,
	2017	2016	2017	2016
Amortization	$(853)	$(942)	$196	$279

The scheduled future amortization of lease intangibles and below-market lease liabilities, as of December 31, 2017, was as follows (amounts in thousands):

	Lease Intangibles	Below-Market Lease Intangibles
2018	$323	$(67)
2019	302	(63)
2020	259	(53)
2021	213	(37)
2022	212	(37)
Thereafter	752	(181)
Total	$2,061	$(438)

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

8. NOTES PAYABLE, NET
As of December 31, 2017 and 2016, the Company’s notes payable, net, excluding a portion of the line of credit balance and term loan balance, which have been classified as held for sale, consisted of the following (amounts in thousands):

	Principal Balance		Interest Rates At
	December 31, 2017	December 31, 2016	December 31, 2017
Line of credit (1)	$23,107	$11,150	2.66%
Secured term loan	—	24,277	—%
Mortgage loans secured by properties under development (2)	19,200	19,200	9.5% - 10.0%
Deferred financing costs, net (3)	(84)	(323)	n/a
	$42,223	$54,304

(1)
The Company’s line of credit is a revolving credit facility with an initial maximum aggregate commitment of $30.0 million. Effective February 15, 2017, the Company’s line of credit was refinanced to increase the maximum aggregate commitment under the credit facility from $30.0 million to $60.0 million. The credit facility matures on February 15, 2020. Each loan made pursuant to the credit facility will be either a LIBOR rate loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay the lender an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum, if the usage under the the Company’s line of credit is less than or equal to 50% of the line of credit amount, and 0.20% per annum if the usage under the Company’s line of credit is greater than 50% of the line of credit amount. The Company is providing a guaranty of all of its obligations under the Company’s line of credit and all other loan documents. As of December 31, 2017, the Company’s line of credit was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, Silver Lake, Florissant Marketplace, Ensenada Square and The Shops at Turkey Creek. As of December 31, 2016, the Company’s line of credit was secured by Pinehurst Square East, Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops and 450 Hayes. For information regarding recent draws under the Company’s line of credit, see “– Recent Financing Transactions The Company’s Line of Credit” below.

(2)	Comprised of $10.7 million and $8.5 million associated with the Company’s investment in the Gelson’s Joint Venture and the Wilshire Joint Venture, respectively.

(3)	Reclassification of deferred financing costs, net of accumulated amortization, as a contra-liability.
During the years ended December 31, 2017 and 2016, the Company incurred and expensed approximately $1.8 million and $2.2 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.5 million for both periods. Also during the years ended December 31, 2017 and 2016, the Company incurred and capitalized approximately $3.4 million and $2.8 million, respectively, of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of approximately $0.5 million and $0.6 million for each period, respectively.
As of December 31, 2017 and 2016, interest expense payable was approximately $0.3 million and $0.4 million, respectively, including an amount related to the variable interest entities of approximately $0.2 million for each period.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of December 31, 2017 (amounts in thousands):

2018	$19,200
2019	—
2020	33,856
Total (1)	$53,056

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.1 million deferred financing costs, net.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Recent Financing Transactions
Line of Credit
During the years ended December 31, 2017 and 2016, the following transactions occurred under the Company’s line of credit:
Year ended December 31, 2017:

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

•
On October 31, 2017, the Company drew $26.0 million and used the proceeds to repay the existing secured financing that encumbered the following properties: The Shops at Turkey Creek, Morningside Marketplace, Florissant Marketplace, Ensenada Square and Cochran Bypass. The total amount of the repayment was $25.4 million, which included a payment of yield maintenance due upon prepayment of $1.4 million. In connection with that borrowing, the Company added the following property as additional collateral security under the terms of the Amended and Restated Credit Facility: The Shops at Turkey Creek, Morningside Marketplace, Florissant Marketplace and Ensenada Square.

•
On October 31, 2017, the Company consummated the disposition of Cochran Bypass, located in Chester, South Carolina, for a sales price of approximately $2.5 million in cash, $2.1 million of which was used to pay down the Company’s line of credit.

•
On November 1, 2017, the Company consummated the disposition of Morningside Marketplace, located in Fontana, California, for a sales price of approximately $12.7 million in cash, $12.0 million of which was used to pay down the Company’s line of credit.

•	On November 20, 2017, the Company paid down $4.0 million on its line of credit.

•
On December 14, 2017, the Company drew $5.0 million and used a portion of the proceeds to repay a $2.5 million working capital short-term loan (the “Bridge Loan”) from Glenborough Property Partners, LLC, an affiliate of the Advisor.

Year ended December 31, 2016:

•	On March 7, 2016, the Company drew $6.0 million and used the proceeds to invest in the Wilshire Joint Venture.

•
On April 4, 2016, the Company consummated the disposition of Bloomingdale Hills, located in Riverside, Florida, for a sales price of approximately $9.2 million in cash, $3.0 million of which was used to pay down the line of credit.

•	On June 9, 2016, the Company drew $7.5 million and used the majority of the proceeds to acquire 8 Octavia and 400 Grove.

•	On July 25, 2016, the Company drew $4.7 million and used the majority of the proceeds to acquire the Fulton Shops.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

•	On September 29, 2016, the Company drew $1.0 million and used the proceeds for working capital.

•	On October 7, 2016, the Company paid down $2.0 million on its line of credit.

•	On December 22, 2016, the Company drew $7.2 million and used the proceeds to acquire 450 Hayes. Refer to Note 3. “Real Estate Investments” for additional information.

•	On December 27, 2016, the Company drew $2.0 million to be used for working capital.
Mortgage Loans Secured by Properties Under Development
In connection with the Company’s investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, the Company has consolidated borrowings of $8.5 million (the “Wilshire Loan”). The Wilshire Loan bears interest at a rate of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on March 7, 2017, with an option for two additional six-month periods, subject to certain conditions as stated in the loan agreement. All conditions to extensions were met, and on March 7, 2017, the Company exercised the option to extend the loan until September 7, 2017. On August 29, 2017, the Company exercised the remaining option to extend the loan for an additional six months. The extension was scheduled to mature on March 7, 2018. The Company extended the loan, with the same terms, for an additional six months, effective March 7, 2018. The new maturity date is September 7, 2018. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
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
The Company is working on extending the Gelson’s Loan, and intends to complete this extension prior to the loan’s maturity date.
9. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loans secured by properties under development, and the Company’s line of credit reasonably approximate their fair values due to their short-term nature.
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
The following table provides the carrying values and fair values of the Company’s notes payable as of December 31, 2017 and 2016 (amounts in thousands):

	Carrying Value (1)		Fair Value (1) (2)
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Notes payable, net	$42,223	$54,304	$42,223	$54,781

(1)
The carrying value of the Company’s notes payable represents the outstanding principal as of December 31, 2017, and 2016. The carrying values and fair values of the notes payable include the reclassification of deferred financing costs, net, of approximately $0.1 million and $0.3 million, respectively, as a contra-liability, as of December 31, 2017 and 2016.

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
For both the years ended December 31, 2017 and 2016, the Company did not record any impairment losses.
10. EQUITY
Common Stock
Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share.
On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross operating proceeds of $104.7 million, 391,182 shares of common stock under the distribution reinvestment plan (“DRIP”) for gross offering proceeds of $3.6 million, granted 50,000 shares of restricted stock and issued 273,729 common shares to pay a portion of a special distribution on November 4, 2015. Cumulatively, through December 31, 2017, the Company has redeemed 612,115 shares sold in the Offering and/or the DRIP for $4.6 million.
Common Units of the OP
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
 During the year ended December 31, 2017, in response to anticipated taxable income allocations to OP Unit holders who acquired their OP Units as a part of their contribution of Pinehurst Square East, certain holders of Common Units of the OP elected to convert their common units of the OP into the Company’s common shares on a one-for-one basis. As a result, 187,114 Common Units were converted to common shares for an aggregate basis of approximately $0.9 million.
On June 21, 2016, 9,588 OP units were converted into the Company’s common shares on a one-for-one basis for an aggregate value of approximately $52 thousand.
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
Preferred Stock
The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2017 and 2016, no shares of preferred stock were issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
On August 7, 2015, the board of directors approved the amendment and restatement of the SRP (the “First A&R SRP”). Under the First A&R SRP, the redemption date with respect to third quarter 2015 redemptions was November 10, 2015 or the next practicable date as the Chief Executive Officer determined so that redemptions with respect to the third quarter of 2015 were delayed until after the payment date for a special distribution. With this revision, stockholders who were to have 100% of their shares redeemed were not left holding a small number of shares from the Special Distribution after the date of the redemption of their shares. The other material terms of the First A&R SRP were consistent with the terms of the SRP.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes share redemption activity during the years ended December 31, 2017 and 2016 (amounts in thousands, except shares):

	Year Ended December 31,
	2017	2016
Shares of common stock redeemed	136,921	109,291
Purchase price	$865	$704
As stated above, cumulatively, through December 31, 2017, the Company has redeemed 612,115 shares sold in the Offering and/or its dividend reinvestment plan for $4.6 million.
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
The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the years ended December 31, 2017, and 2016 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Third Quarter 2017	9/30/2017	10/31/2017	0.06	660	16	676
Fourth Quarter 2017	12/31/2017	1/31/2018	0.06	659	14	673
Total				$2,626	$80	$2,706

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2016	3/31/2016	4/29/2016	$0.06	$660	$26	$686
Second Quarter 2016	7/7/2016	7/29/2016	0.06	661	25	686
Third Quarter 2016	9/30/2016	10/31/2016	0.06	659	25	684
Fourth Quarter 2016	12/30/2016	1/31/2017	0.06	656	25	681
Total				$2,636	$101	$2,737

11. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of December 31, 2017. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the years ended December 31, 2017 and 2016 (amounts in thousands, except shares and per share amounts):

	Year Ended December 31,
	2017	2016
Numerator - basic and diluted
Net income (loss)	$8,856	$(1,991)
Net income (loss) attributable to non-controlling interests	295	(75)
Net income (loss) attributable to common shares	$8,561	$(1,916)
Denominator - basic and diluted
Basic weighted average common shares	10,936,361	11,006,759
Common Units (1)	—	—
Diluted weighted average common shares	10,936,361	11,006,759
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$0.78	$(0.17)

(1)	The effect of 235,194 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
12. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor. On July 25, 2017, the Advisory Agreement with the Advisor was renewed for an additional 12 months, beginning on August 10, 2017. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services.
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
Although paid in full on December 14, 2017, on September 27, 2017, the Company, through the OP, entered into a $2.5 million Bridge Loan with Glenborough Property Partners, LLC, an affiliate of the Advisor. The Bridge Loan was scheduled to mature on March 31, 2018, at which point the outstanding balance of the principal and all accrued and unpaid interest would be due and payable. The Bridge loan incurred interest at an adjustable rate equal to the KeyBank prime rate. Interest was payable monthly in arrears. The Company had the right to prepay the Bridge Loan at any time in whole or in part without premium or penalty. There were no other loan fees or financing coordination fees paid or payable in connection with this loan. During the year ended December 31, 2017, the Company incurred $23 thousand of interest expense related to the Bridge Loan.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Year Ended December 31,		December 31,
Expensed	2017	2016	2017	2016
Acquisition fees	$—	$184	$—	$80
Asset management fees	868	902	—	—
Reimbursement of operating expenses	231	197	—	—
Property management fees	350	420	21	2
Disposition fees	589	203	—	29
Total	$2,038	$1,906	$21	$111

Capitalized
Acquisition fees	$194	$275	$—	$—
Leasing fees	222	205	—	—
Legal leasing fees	95	78	—	—
Construction management fees	42	4	—	—
Financing coordination fees	814	—	—	—
Total	$1,367	$562	$—	$—
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
For the years ended December 31, 2017 and 2016, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
Property Management Fees
Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive property management fees calculated at a maximum of up to 4% of the properties’ gross revenue. The property management agreements with Glenborough have been renewed for an additional 12 months, beginning on August 10, 2017.
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
Related-Party Fees Paid by the Unconsolidated Joint Ventures
The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. For the years ended December 31, 2017 and 2016, the SGO Joint Venture recognized related party fees and reimbursements of $0.2 million and $0.5 million, respectively. For the years ended December 31, 2017 and 2016, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.7 million and $1.0 million, respectively. The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.
13. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase, and disposition of real estate and real estate-related investments,

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
14. SUBSEQUENT EVENTS
Distributions
On December 7, 2017, the Company’s board of directors declared a fourth quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of December 31, 2017. The distribution was paid on January 31, 2018.
Mortgage Loans Secured by Properties Under Development
On March 7, 2018, the Company extended the Wilshire loan for six months. The new maturity date is September 7, 2018.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2017

(amounts in thousands)	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)	Gross Amount of Which Carried at Close of Period					Life on which Depreciation in Latest Statement of Operations is Computed(3)
	Land	Building & Improvements		Land	Building & Improvements	Total (2)	Accumulated Depreciation	Acquisition Date
Topaz Marketplace	$2,120	$10,724	$(1,535)	$1,900	$9,409	$11,309	$(1,626)	9/23/2011	5-30
400 Grove Street	1,009	1,813	—	1,009	1,813	2,822	(91)	6/14/2016	5-30
8 Octavia Street	728	1,847	58	728	1,905	2,633	(93)	6/14/2016	5-30
Fulton Shops	1,187	3,254	—	1,187	3,254	4,441	(171)	7/27/2016	5-30
450 Hayes	2,324	5,009	367	2,324	5,376	7,700	(187)	12/22/2016	5-30
388 Fulton	1,109	2,943	319	1,112	3,259	4,371	(116)	1/4/2017	5-30
Silver Lake	5,747	6,646	364	5,760	6,997	12,757	(295)	1/11/2017	5-30
Total	$14,224	$32,236	$(427)	$14,020	$32,013	$46,033	$(2,579)

(1)	The cost capitalized subsequent to acquisition may include negative balances resulting from the write-off and impairment of real estate assets, and parcel sales.

(2)	The aggregate net tax basis of land and buildings for federal income tax purposes is $48.0 million.

(3)
Buildings and building improvements are depreciated over their useful lives as shown. Tenant improvements are amortized over the life of the related lease, which with our current portfolio can vary from 1 year to over 36 years.

(in thousands)	Year Ended December 31,
	2017	2016
Real Estate:
Balance at the beginning of the year	$65,627	$75,815
Acquisitions	17,128	17,171
Improvements	746	67
Dispositions	(13,511)	(10,081)
Balances associated with changes in reporting presentation (1)	(23,957)	(17,345)
Balance at the end of the year	$46,033	$65,627

Accumulated Depreciation:
Balance at the beginning of the year	$8,163	$10,068
Depreciation expense	2,047	2,515
Dispositions	(2,453)	(1,058)
Balances associated with changes in reporting presentation (1)	(5,178)	(3,362)
Balance at the end of the year	$2,579	$8,163

(1)	The balances associated with changes in reporting presentation represent real estate and accumulated depreciation reclassified as assets held for sale.
See accompanying report of independent registered public accounting firm.

S-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 23, 2018.

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

Signature	Title(s)	Date

/s/ Todd A. Spitzer	Chairman of the Board	March 23, 2018
Todd A. Spitzer

/s/ Andrew Batinovich	Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)	March 23, 2018
Andrew Batinovich

/s/ Terri Garnick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2018
Terri Garnick

/s/ Phillip I. Levin	Director	March 23, 2018
Phillip I. Levin

/s/ Jeffrey S. Rogers	Director	March 23, 2018
Jeffrey S. Rogers

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	The Purchase and Sale Agreement by and between Sunset Triangle Investors, LLC and Strategic Realty Operating Partnership, LP, dated November 21, 2016.		10-Q	5/11/2017

10.2	The Purchase and Sale Agreement by and between TNP SRT Woodland West Holdings LLC and ORDA CORP., a Texas corporation, dated January 31, 2017.		10-Q	5/11/2017

10.3
Second Amended and Restated Revolving Credit Agreement among Strategic Realty Operating Partnership, L.P., SRT Secured Holdings, LLC, KeyBank National Association, as administrative agent, and KeyBanc Capital Markets, LLC, as sole lead bookrunner and sole lead arranger, dated February 15, 2017
			10-Q	5/11/2017

10.4	The Purchase and Sale Agreement by and between TNP SRT Portfolio II, LLC and Baseline Property, LLC, dated September 14, 2017.		10-Q	11/13/2017

10.5	The Purchase and Sale Agreement by and between Kamin Realty LLC and TNP SRT Portfolio II, LLC, dated September 20, 2017.	X

10.6	First Amendment to Purchase and Sale Agreement between Kamin Realty LLC and TNP SRT Portfolio II, LLC, dated October 27, 2017	X

10.7	Second Amendment to Purchase and Sale Agreement between Kamin Realty LLC and TNP SRT Portfolio II, LLC, dated October 30, 2017	X

10.8	Promissory Note between Strategic Realty Operating Partnership, L.P., and Glenborough Property Partners, LLC, dated September 27, 2017	X

21	Subsidiaries of the Company	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

S-3

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

S-4