Form 10-Q
period 2018-03-31
Strategic Realty Trust, Inc.
filed 2018-05-11
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 7, 2018, there were 10,978,126 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2018, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017, as filed with the SEC on March 23, 2018 (the “2017 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Investments in real estate
Land	$13,800	$14,020
Building and improvements	29,447	30,825
Tenant improvements	1,147	1,188
	44,394	46,033
Accumulated depreciation	(2,578)	(2,579)
Investments in real estate, net	41,816	43,454
Properties under development and development costs
Land	25,851	25,851
Buildings	582	585
Development costs	10,785	9,609
Properties under development and development costs	37,218	36,045
Cash, cash equivalents and restricted cash	3,935	3,902
Prepaid expenses and other assets, net	368	200
Tenant receivables, net of $30 and $0 bad debt reserve	716	1,007
Investments in unconsolidated joint ventures	2,592	2,705
Lease intangibles, net	1,907	2,061
Assets held for sale	22,098	20,646
Deferred financing costs, net	1,113	1,258
TOTAL ASSETS (1)	$111,763	$111,278
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$38,330	$42,223
Accounts payable and accrued expenses	1,589	2,006
Amounts due to affiliates	22	21
Other liabilities	411	387
Liabilities related to assets held for sale	18,522	13,017
Below-market lease liabilities, net	418	438
Deferred gain on sale of properties to unconsolidated joint venture	—	668
TOTAL LIABILITIES (1)	59,292	58,760
Commitments and contingencies (Note 13)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,978,126 and 10,988,438 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	111	111
Additional paid-in capital	96,032	96,097
Accumulated deficit	(44,710)	(44,741)
Total stockholders’ equity	51,433	51,467
Non-controlling interests	1,038	1,051
TOTAL EQUITY	52,471	52,518
TOTAL LIABILITIES AND EQUITY	$111,763	$111,278

(1)
As of March 31, 2018 and December 31, 2017, includes approximately $38.3 million and $37.2 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $19.5 million and $19.6 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 5. “Variable Interest Entities”.

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Rental and reimbursements	$1,753	$2,640

Expense:
Operating and maintenance	650	946
General and administrative	447	495
Depreciation and amortization	358	962
Transaction expense	2	82
Interest expense	271	575
	1,728	3,060
Operating income (loss)	25	(420)

Other income (loss):
Equity in income (loss) of unconsolidated joint ventures	(2)	32
Net gain on disposal of real estate	—	6,586
Income before income taxes	23	6,198
Income taxes	—	(19)
Net income	23	6,179
Net income attributable to non-controlling interests	1	230
Net income attributable to common stockholders	$22	$5,949

Earnings per common share - basic and diluted	$—	$0.54

Weighted average shares outstanding used to calculate earnings per common share - basic and diluted	10,988,124	10,937,451
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except shares)
(unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2017	10,988,438	$111	$96,097	$(44,741)	$51,467	$1,051	$52,518
Redemption of common shares	(10,312)	—	(65)	—	(65)	—	(65)
Quarterly distributions	—	—	—	(659)	(659)	(14)	(673)
Cumulative effect from change in accounting principle (Note 2)	—	—	—	668	668	—	668
Net income	—	—	—	22	22	1	23
BALANCE — March 31, 2018	10,978,126	$111	$96,032	$(44,710)	$51,433	$1,038	$52,471
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$23	$6,179
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of real estate	—	(6,586)
Equity in loss (income) of unconsolidated joint ventures	2	(32)
Straight-line rent	(25)	(22)
Amortization of deferred costs	145	114
Depreciation and amortization	358	962
Amortization of above and below-market leases	(15)	(63)
Bad debt expense	30	33
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(168)	787
Tenant receivables	298	339
Accounts payable and accrued expenses	(267)	(692)
Amounts due to affiliates	1	3
Other liabilities	24	124
Net cash provided by operating activities	406	1,146

Cash flows from investing activities:
Net proceeds from the sale of real estate	—	18,543
Acquisition of real estate	—	(17,783)
Investment in properties under development and development costs	(1,222)	(1,437)
Improvements, capital expenditures, and leasing costs	(33)	(383)
Distributions from unconsolidated joint ventures	111	1,998
Net cash (used in) provided by investing activities	(1,144)	938

Cash flows from financing activities:
Redemption of common shares	(65)	(203)
Quarterly distributions	(673)	(681)
Proceeds from notes payable	1,600	27,400
Repayment of notes payable	—	(28,049)
Payment of penalties associated with early repayment of notes payable	—	(1)
Payment of loan fees from investments in consolidated variable interest entities	(91)	(197)
Payment of loan fees and financing costs	—	(1,314)
Net cash provided by (used in) financing activities	771	(3,045)

Net increase (decrease) in cash, cash equivalents and restricted cash	33	(961)
Cash, cash equivalents and restricted cash – beginning of period	3,902	7,858
Cash, cash equivalents and restricted cash – end of period	$3,935	$6,897

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$673	$680
Change in accrued liabilities capitalized to investment in development	(155)	(377)
Change to accrued mortgage note payable interest capitalized to investment in development	6	3
Amortization of deferred loan fees capitalized to investment in development	101	201
Cumulative effect from change in accounting principle	668	—
Cash paid for interest, net of amounts capitalized	111	442
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of both March 31, 2018 and December 31, 2017, the Company owned 97.9% of the limited partnership interests in the OP.
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
As of March 31, 2018, in addition to the development projects, the Company’s portfolio of properties was comprised of 10 properties, including three properties and 1 parcel held for sale, with approximately 303,000 rentable square feet of retail space located in four states. As of March 31, 2018, the rentable space at the Company’s retail properties was 94% leased.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of March 31, 2018 and December 31, 2017, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 4. “Investments in Unconsolidated Joint Ventures” for additional information. As of March 31, 2018 and December 31, 2017, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5. “Variable Interest Entities” for additional information.
Cash, Cash Equivalents and Restricted Cash
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
In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which amends (Topic 230), Statement of Cash Flows (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explains the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 requires adoption using a retrospective transition method. The Company adopted ASU 2016-18 on January 1, 2018. As a result of adopting ASU 2016-18, the Company revised the presentation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheets and condensed consolidated statements of cash flows for all the periods presented. Upon adoption of ASU 2016-18, the Company recorded a decrease of $0.9 million in net cash provided by operating activities and $11 thousand in net cash provided by investing activities for the three months ended March 31, 2017, related to reclassifying the changes in the restricted cash balance from operating activities and investing activities to the cash, cash equivalents and restricted cash balances on the condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheet that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$3,132	$3,086
Restricted cash	803	816
Total cash, cash equivalents, and restricted cash	$3,935	$3,902
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
The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable (not including receivables on property held for sale), which is included in tenant receivables, net, on the condensed consolidated balance sheets, was approximately $0.5 million at both March 31, 2018 and December 31, 2017.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which was added to the ASC under Topic 606 (“ASC 606”). ASC 606 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. As the Company’s revenues are primarily generated through leasing arrangements, the Company’s revenues fall outside the scope of this standard. As part of ASU 2014-09, ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets, (“ASC 610-20”) was issued. ASC 610-20 provided guidance for recognizing gains and losses from the transfer of nonfinancial assets, which includes the sale of real estate.
In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses for the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 amends the guidance on nonfinancial assets in ASC 610-20. The amendments clarify that (i) a financial asset is within the scope of ASC 610-20 if it meets the definition of an in-substance nonfinancial asset and may include nonfinancial assets transferred within a legal entity to a counter-party, (ii) an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counter-party and de-recognize each asset when a counter-party obtains control of it, and (iii) an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. Further, ASU 2017-05 provides guidance on accounting for partial sales of nonfinancial assets.
Effective January 1, 2018, the Company applied the provisions of ASC 610-20, for gains on sale of real estate, and recognizes any gains at the time control of a property is transferred and when it is probable that substantially all of the related consideration will be collected. As a result of adopting ASC 610-20, using the modified retrospective method, the sales criteria in ASC 360, Property, Plant, and Equipment, no longer applied. As such, the Company recognized $0.7 million of deferred gains related to sales of properties to the SGO Joint Venture through a cumulative effect adjustment to accumulated deficit. Other than the cumulative effect adjustment relating to such deferred gains, the adoption of ASC 606 and ASC 610-20 did not have an impact on the Company’s condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform with current period’s presentation as a result of adoption of ASU 2016-18. See Cash, Cash Equivalents and Restricted Cash section above for discussion of the impact of these reclassifications. The remaining reclassifications had no effect on the Company’s financial condition, results of operations or cash flows.
Recent Accounting Pronouncements
The FASB issued the following ASUs which could have potential impact to the Company’s condensed consolidated financial statements:
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 will require adoption on a retrospective basis. The Company

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

adopted ASU 2016-15 on January 1, 2018. Adoption of ASU 2016-15 did not have an impact on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset, measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Adjustments resulting from adopting ASU 2016-13 shall be applied through a cumulative-effect adjustment to retained earnings. The adoption of ASU 2016-13 will not have an impact on the Company’s condensed consolidated financial statements.
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
3. REAL ESTATE INVESTMENTS
Assets Held for Sale and Liabilities Related to Assets Held for Sale
At March 31, 2018 and December 31, 2017, Florissant Marketplace, located in Florissant, Missouri, Ensenada Square, located in Arlington, Texas, Shops at Turkey Creek, located in Knoxville, Tennessee were classified as held for sale in the condensed consolidated balance sheets. At March 31, 2018, a portion of Topaz Marketplace, located in Hesperia, California, was also classified as held for sale in the condensed consolidated balance sheet. Since the sale of these properties does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of these properties were not reported as discontinued operations in the Company’s condensed consolidated financial statements. Initially, the Company intends to use the net proceeds from the sales of these properties to repay a portion of the outstanding balance on its line of credit. The Company anticipates the sales of these properties will occur within one year from March 31, 2018. The Company’s condensed consolidated statements of operations include net operating income of approximately $0.5 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, related to the assets held for sale.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets are as follows (amounts in thousands):

	March 31,	December 31,
	2018	2017
ASSETS
Investments in real estate
Land	$5,467	$5,248
Building and improvements	18,923	17,522
Tenant improvements	1,231	1,189
	25,621	23,959
Accumulated depreciation	(5,458)	(5,178)
Investments in real estate, net	20,163	18,781
Tenant receivables, net	236	248
Lease intangibles, net	1,699	1,617
Assets held for sale	$22,098	$20,646
LIABILITIES
Notes payable	$16,251	$10,749
Below-market lease intangibles, net	2,271	2,268
Liabilities related to assets held for sale	$18,522	$13,017
Amounts above are being presented at their carrying value, which the Company believes to be lower than their estimated fair value less costs to sell.
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of March 31, 2018 and December 31, 2017 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$964	$978
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	1,628	1,727
Total				$2,592	$2,705
The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of March 31, 2018 and December 31, 2017, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.
5. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Gelson’s Joint Venture and (ii) the 3032 Wilshire Joint Venture (both as defined below). The Company has consolidated the accounts of these variable interest entities.
In March 2018, the Company made an additional contribution of $0.9 million to the Wilshire Joint Venture.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following reflects the aggregate assets and liabilities of the Gelson’s Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31,	December 31,
	2018	2017
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	582	585
Development costs	10,785	9,609
Properties under development and development costs	37,218	36,045
Cash, cash equivalents and restricted cash	1,004	1,099
Prepaid expenses and other assets, net	46	9
Lease intangibles, net	4	—
TOTAL ASSETS (1)	$38,272	$37,153

LIABILITIES
Notes payable, net (2)	$19,126	$19,116
Accounts payable and accrued expenses	329	478
Amounts due to affiliates	9	9
Other liabilities	9	9
TOTAL LIABILITIES	$19,473	$19,612

(1)	The assets of the Gelson’s Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
As of both March 31, 2018 and December 31, 2017, includes reclassification of approximately $0.1 million of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

6. FUTURE MINIMUM RENTAL INCOME
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2018, the leases at the Company’s properties, excluding properties classified as held for sale, have remaining terms (excluding options to extend) of up to 13.7 years with a weighted-average remaining term (excluding options to extend) of approximately 6.2 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.2 million as of both March 31, 2018 and December 31, 2017.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of March 31, 2018, the future minimum rental income from the Company’s properties under non-cancelable operating leases, excluding properties classified as held for sale, was as follows (amounts in thousands):

Remainder of 2018	$1,746
2019	2,395
2020	2,229
2021	1,989
2022	2,006
Thereafter	8,215
Total	$18,580
7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of March 31, 2018 and December 31, 2017, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Cost	$2,712	$2,783	$(568)	$(571)
Accumulated amortization	(805)	(722)	150	133
Total	$1,907	$2,061	$(418)	$(438)
The Company’s amortization of lease intangibles and below-market lease liabilities for the three months ended March 31, 2018 and 2017, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017
Amortization	$(83)	$(371)	$17	$79

8. NOTES PAYABLE, NET
As of March 31, 2018 and December 31, 2017, the Company’s notes payable, net, excluding a portion of the line of credit balance, which has been classified as held for sale, consisted of the following (amounts in thousands):

	Principal Balance		Interest Rates At
	March 31, 2018	December 31, 2017	March 31, 2018
Line of credit (1)	$19,205	$23,107	4.17%
Mortgage loans secured by properties under development (2)	19,200	19,200	9.5% - 10.0%
Deferred financing costs, net (3)	(75)	(84)	n/a
	$38,330	$42,223

(1)
The Company’s line of credit is a revolving credit facility with an initial maximum aggregate commitment of $30.0 million. Effective February 15, 2017, the Company’s line of credit was refinanced to increase the maximum aggregate commitment under the credit facility from $30.0 million to $60.0 million. The credit facility matures on February 15, 2020. Each loan made pursuant to the credit facility will be either a LIBOR rate loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay the lender an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum, if the usage under the the Company’s line of credit is less than or equal to 50% of the line of credit amount, and 0.20% per annum if the usage under the Company’s line of credit is greater than 50% of the line of credit amount. The Company is providing a guaranty of all of its obligations under the Company’s line of credit and all other loan documents. As of March 31, 2018 and December 31, 2017, the

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Company’s line of credit was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, Silver Lake, Florissant Marketplace, Ensenada Square and The Shops at Turkey Creek.

(2)	Comprised of $10.7 million and $8.5 million associated with the Company’s investment in the Gelson’s Joint Venture and the Wilshire Joint Venture, respectively.

(3)	Reclassification of deferred financing costs, net of accumulated amortization, as a contra-liability.
During the three months ended March 31, 2018 and 2017, the Company incurred and expensed approximately $0.3 million and $0.6 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.1 million for each period. Also during each of the three months ended March 31, 2018 and 2017, the Company incurred and capitalized approximately $0.9 million, of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of approximately $0.1 million and $0.2 million for each period, respectively.
As of both March 31, 2018 and December 31, 2017, interest expense payable was approximately $0.3 million, including an amount related to the variable interest entities of approximately $0.2 million for each period.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of March 31, 2018 (amounts in thousands):

Remainder of 2018	$19,200
2019	—
2020	35,456
Total (1)	$54,656

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.1 million deferred financing costs, net.
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
In connection with the Company’s investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, the Company has consolidated borrowings of $10.7 million (the “Gelson’s Loan”). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met, but the Company negotiated a six month extension of the term on January 27, 2017 to mature on July 27, 2017. The Company negotiated a nine month extension of the term on July 27, 2017. The extension was scheduled to mature on April 27, 2018. On April 23, 2018, the Company made a mandatory principal payment of $1.0 million. The Company extended the loan, for an additional six months, effective April 26, 2018. The new maturity date is October 27, 2018. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.
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
The Company believes the total carrying values reflected on its condensed consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loans secured by properties under development, and the Company’s line of credit reasonably approximate their fair values due to their short-term nature.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For both the three months ended March 31, 2018 and March 31, 2017, the Company did not record any impairment losses.
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
The following table summarizes share redemption activity during the three months ended March 31, 2018 and 2017 (amounts in thousands, except shares):

	Three Months Ended March 31,
	2018	2017
Shares of common stock redeemed	10,312	31,875
Purchase price	$65	$203
Cumulatively, through March 31, 2018, the Company has redeemed 622,427 shares sold in the Offering and/or its dividend reinvestment plan for $4.6 million.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the three months ended March 31, 2018, and the year ended December 31, 2017 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/26/2018	$0.06	$659	$14	$673

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Third Quarter 2017	9/30/2017	10/31/2017	0.06	660	16	676
Fourth Quarter 2017	12/31/2017	1/31/2018	0.06	659	14	673
Total				$2,626	$80	$2,706

11. EARNINGS PER SHARE
Earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of March 31, 2018. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the years ended March 31, 2018 and 2017 (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator - basic and diluted
Net income	$23	$6,179
Net income attributable to non-controlling interests	1	230
Net income attributable to common shares	$22	$5,949
Denominator - basic and diluted
Basic weighted average common shares	10,988,124	10,937,451
Common Units (1)	—	—
Diluted weighted average common shares	10,988,124	10,937,451
Earnings per common share - basic and diluted
Net earnings attributable to common shares	$—	$0.54

(1)	The effect of 235,194 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.

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
Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
Expensed	2018	2017	2018	2017
Asset management fees	$191	$230	$—	$—
Reimbursement of operating expenses	45	42	—	—
Property management fees	80	113	22	21
Disposition fees	2	244	—	—
Total	$318	$629	$22	$21

Capitalized
Acquisition fees	$28	$194	$—	$—
Leasing fees	1	57	—	—
Legal leasing fees	5	27	—	—
Construction management fees	1	—	—	—
Financing coordination fees	85	707	—	—
Total	$120	$985	$—	$—
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
For the three months ended March 31, 2018 and 2017, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Related-Party Fees Paid by the Unconsolidated Joint Ventures
The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. For the three months ended March 31, 2018 and 2017, the SGO Joint Venture recognized related party fees and reimbursements of $46 thousand and $0.1 million, respectively. For both the three months ended March 31, 2018 and 2017, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.2 million. The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.
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
14. SUBSEQUENT EVENTS
Distributions
On March 21, 2018, the Company’s board of directors declared a first quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of March 31, 2018. The distribution was paid on April 26, 2018.
Mortgage Loans Secured by Properties Under Development
On April 20, 2018, Gelson’s Joint Venture entered into a letter agreement (the “Letter Agreement”) effective as of April 18, 2018 with Buchanan Mortgage Holdings LLC (the “Lender”) pursuant to which the Lender and Gelson’s Joint Venture agreed to extend the outside date for Gelson’s Joint Venture to satisfy its obligations under Section 1e(iii) of the Second Amendment (as defined in the Letter Agreement) to April 24, 2018.  Borrower satisfied such obligations by making a $1.0 million mandatory principal paydown to Lender on April 23, 2018.  This amount is to be applied to the outstanding principal balance of the existing loan provided by the Lender to Gelson’s Joint Venture for the financing of the development of certain real property owned by Gelson’s Joint Venture.
Effective April 26, 2018, the Company extended the Gelson’s loan, for an additional six months. The new maturity date is October 27, 2018.
Variable Interest Entities
On April 27, 2018, the Company made an additional contribution of $0.8 million to the Gelson’s Joint Venture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission, or SEC, on March 23, 2018, which we refer to herein as our “2017 Annual Report on Form 10-K.”
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our 2017 Annual Report on Form 10-K. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, and the risks described in Part I, Item 1A of our 2017 Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

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
Property Portfolio
As of March 31, 2018, our property portfolio included 10 retail properties, including three properties and 1 parcel held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 303,000 square feet of single- and multi-tenant, commercial retail space located in four states. We purchased our properties for an aggregate purchase price of approximately $73.4 million. As of March 31, 2018 and December 31, 2017, approximately 94% and 96% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 6.2 years and 7.0 years, respectively.

(dollars in thousands)		Rentable Square Feet (1)	Percent Leased (2)	Effective Rent (3) (Sq. Foot)	Date Acquired	Original Purchase Price (4)
Property Name	Location
Topaz Marketplace	Hesperia, CA	43,199	80%	$20.18	9/23/2011	$11,880
400 Grove Street	San Francisco, CA	2,000	100%	60.00	6/14/2016	2,890
8 Octavia Street	San Francisco, CA	3,640	47%	43.95	6/14/2016	2,740
Fulton Shops	San Francisco, CA	3,758	100%	55.91	7/27/2016	4,595
450 Hayes	San Francisco, CA	3,724	100%	89.82	12/22/2016	7,567
388 Fulton	San Fancisco, CA	3,110	100%	64.22	1/4/2017	4,195
Silver Lake	Los Angeles, CA	10,497	100%	64.85	1/11/2017	13,300
		69,928				47,167

Properties Held for Sale
Topaz Marketplace - Parcel #4177	Hesperia, CA	7,500	100%	31.31	9/23/2011	1,620
Ensenada Square	Arlington, TX	62,628	100%	7.57	2/27/2012	5,025
Florissant Marketplace	Florissant, MO	146,257	95%	10.18	5/16/2012	15,250
Shops at Turkey Creek	Knoxville, TN	16,324	100%	27.71	3/12/2012	4,300
		232,709				26,195
		302,637				$73,362

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of March 31, 2018.

(3)
Effective rent per square foot is calculated by dividing the annualized March 2018 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.
Properties Under Development
As of March 31, 2018, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Wilshire Property	Santa Monica, CA	December, 2018	12,500	$8,500
Gelson’s Property	Hollywood, CA	May, 2019	37,000	10,700
Total			49,500	$19,200
Unconsolidated Joint Ventures
As of March 31, 2018, our portfolio included investments in two unconsolidated joint ventures, which own, in aggregate, seven retail centers, comprising an aggregate of approximately 591,000 square feet and located in four states.
Results of Operations
Comparison of the three months ended March 31, 2018, versus the three months ended March 31, 2017.
The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Rental revenue and reimbursements	$1,753	$2,640	$(887)	(33.6)%
Operating and maintenance expenses	650	946	(296)	(31.3)%
General and administrative expenses	447	495	(48)	(9.7)%
Depreciation and amortization expenses	358	962	(604)	(62.8)%
Transaction expense	2	82	(80)	(97.6)%
Interest expense	271	575	(304)	(52.9)%
Operating income (loss)	25	(420)	445	(106.0)%
Other income (loss), net	(2)	6,618	(6,620)	(100.0)%
Income taxes	—	(19)	19	(100.0)%
Net income	$23	$6,179	$(6,156)	(99.6)%
Our results of operations for the three months ended March 31, 2018, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the three months ended March 31, 2018, compared to the same period in 2017, was primarily due to the sales of Woodland West Marketplace in April 2017, Cochran Bypass in October 2017 and Morningside Marketplace in November 2017.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three months ended March 31, 2018, when compared to the same period in 2017, which corresponds to the decrease in revenue.

General and administrative expenses
General and administrative expenses decreased during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to lower asset management fees.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the three months ended March 31, 2018, compared to the same period in 2017, primarily due to the classification of Ensenada Square, Florissant Marketplace, and Shops at Turkey Creek as held for sale during the fourth quarter of 2017. The sales of Cochran Bypass and Morningside Marketplace also contributed to the decrease.
Transaction expense
The decrease in transaction expense during the three months ended March 31, 2018, as compared to the same period in 2017 was primarily due to minimal dispositions activity.
Interest expense
Interest expense decreased during the first three months of 2018, compared to the same period in 2017, due to decreases in debt balances as a result of using the proceeds from property dispositions activities to repay debt.
Other income (loss), net
Other income, net for the three months ended March 31, 2017, primarily consisted of approximately $6.1 million related to the gain on sale of Pinehurst Square East in January 2017, as well as the recognition of deferred gain resulting from the first quarter of 2017 sale by SGO Retail Acquisitions Venture, LLC (“SGO Joint Venture”) of Aurora Commons.
Income taxes
In addition to various state tax payments, we may from time-to-time incur federal tax, due to our election to treat one of our subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may engage in any real estate business and certain non-real estate businesses, subject to certain limitations under the Internal Revenue Code. A TRS is subject to federal and state income taxes.
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
As of March 31, 2018, our cash and cash equivalents were approximately $3.1 million and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was approximately $0.8 million. For properties with lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2018 and December 31, 2017, our borrowings were approximately 96.0% and 93.7%, respectively, of the carrying value of our net assets.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2018	2017	$ Change
Net cash provided by (used in):
Operating activities	$406	$1,146	$(740)
Investing activities	(1,144)	938	(2,082)
Financing activities	771	(3,045)	3,816
Net increase (decrease) in cash, cash equivalents and restricted cash	$33	$(961)
Cash Flows from Operating Activities
The decrease in cash flows from operating activities was primarily due to a significant decrease in deposit balances resulting from the closing of the acquisitions of 388 Fulton and Silver Lake during the first quarter of 2017, which was partially offset by an increase in deposit balances during the first quarter of 2018.
Cash Flows from Investing Activities
Cash flows used in investing activities during the three months ended March 31, 2018, primarily consisted of our aggregate additional $1.2 million investments in the Wilshire and Gelson’s Joint Ventures. Cash flows from investing activities during the three months ended March 31, 2017, primarily consisted of proceeds from the disposition of Pinehurst Square East of approximately $18.5 million, partially offset by our aggregate $17.8 million in acquisitions of 388 Fulton and Silver Lake in January 2017.
Cash Flows from Financing Activities
Cash flows from financing activities during the three months ended March 31, 2018, were primarily due to proceeds of approximately $1.6 million from a draw on our line of credit. Cash flows used in financing activities during the three months ended March 31, 2017, primarily consisted of repayment of our debt balances of approximately $28.0 million, partially offset by proceeds of approximately $27.4 million from our line of credit.
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
In connection with our investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, we have consolidated borrowings of $10.7 million (the “Gelson’s Loan”). The Gelson’s Loan bears interest at a rate of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met, but we negotiated a six month extension of the term on January 27, 2017 to mature on July 27, 2017. We negotiated a nine month extension of the term on July 27, 2017. The extension was scheduled to mature on April 27, 2018. On April 23, 2018, we made a mandatory principal payment of $1.0 million. We extended the loan, for an additional six months, effective April 26, 2018. The new maturity date is October 27, 2018. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.
Interim Financial Information
The financial information as of and for the period ended March 31, 2018, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three months ended March 31, 2018. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2018 and 2017, our total operating expenses did not exceed the 2%/25% Guidelines.
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
The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the three months ended March 31, 2018 and the year ended December 31, 2017 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/26/2018	$0.06	$659	$14	$673

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Third Quarter 2017	9/30/2017	10/31/2017	0.06	660	16	676
Fourth Quarter 2017	12/31/2017	1/31/2018	0.06	659	14	673
Total				$2,626	$80	$2,706

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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
FFO	2018	2017
Net income	$23	$6,179
Adjustments:
Gain on disposal of assets	—	(6,586)
Adjustment to reflect FFO of unconsolidated joint ventures	76	80
Depreciation of real estate	278	607
Amortization of in-place leases and leasing costs	80	355
FFO attributable to common shares and Common Units (1)	$457	$635

FFO per share and Common Unit (1)	$0.04	$0.06

Weighted average common shares and units outstanding (1)	11,223,318	11,359,759

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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the interim unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of March 31, 2018, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.
Critical Accounting Policies
Our interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. Other than the critical accounting policy discussed below, a discussion of additional accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2017 Annual Report on Form 10-K.

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
In May 2014, the Financial Accounting Standards Board issued ASU 2014-09. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. As our revenues are primarily generated through leasing arrangements, our revenues fall out of the scope of this standard. Effective January 1, 2018, we applied the provisions of Accounting Standards Codification 610-20, Gains and Losses From the Derecognition of Nonfinancial Assets (“ASC 610-20”), for gains on sale of real estate, and recognizes any gains at the time control of a property is transferred and when it is probable that substantially all of the related consideration will be collected. As a result of adopting ASC 610-20, using the modified retrospective method, the sales criteria in ASC 360, Property, Plant, and Equipment, no longer applied. As such, we recognized $0.7 million of deferred gains relating to sales of properties to the SGO Joint Venture through a cumulative effect adjustment to accumulated deficit. Other than the cumulative effect adjustment relating to such deferred gains, the adoption of Accounting Standards Codification 606, Revenue From Contracts with Customers (“ASC 606”) and ASC 610-20 did not have an impact on our condensed consolidated financial statements.
Subsequent Events
Distributions
On March 21, 2018, our board of directors declared a first quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of March 31, 2018. The distribution was paid on April 26, 2018.
Mortgage Loans Secured by Properties Under Development
On April 20, 2018, Gelson’s Joint Venture entered into a letter agreement (the “Letter Agreement”) effective as of April 18, 2018 with Buchanan Mortgage Holdings LLC (the “Lender”) pursuant to which the Lender and Gelson’s Joint Venture agreed to extend the outside date for Gelson’s Joint Venture to satisfy its obligations under Section 1e(iii) of the Second Amendment

(as defined in the Letter Agreement) to April 24, 2018.  Borrower satisfied such obligations by making a $1.0 million mandatory principal paydown to Lender on April 23, 2018.  This amount is to be applied to the outstanding principal balance of the existing loan provided by the Lender to Gelson’s Joint Venture for the financing of the development of certain real property owned by Gelson’s Joint Venture.
Effective April 26, 2018, we extended the Gelson’s loan, for an additional six months. The new maturity date is October 27, 2018.
Variable Interest Entities
On April 27, 2018, we made an additional contribution of $0.8 million to the Gelson’s Joint Venture.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended March 31, 2018, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
January 2018	—	$—	—	$1,050,393
February 2018	—	—	—	1,050,393
March 2018	10,312	6.27	10,312	985,737
Total	10,312		10,312

(1)	All of our purchases of equity securities during the three months ended March 31, 2018, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through March 31, 2018, we have redeemed 622,427 shares for $4.6 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As of the three months ended March 31, 2018, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2018.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Loan Agreement between Buchanan Mortgage Holdings, LLC and 3032 Wilshire Investors, LLC, dated March 7, 2016	X

10.2	First Amendment to Loan Agreement between Buchanan Mortgage Holdings, LLC and 3032 Wilshire Investors, LLC, dated March 20, 2018	X

10.3	First Amendment to Loan Agreement between Buchanan Mortgage Holdings, LLC and Sunset & Gardner Investors, LLC, dated January 27, 2017	X

10.4	Second Amendment to Loan Agreement between Buchanan Mortgage Holdings, LLC and Sunset & Gardner Investors, LLC, dated July 20, 2017	X

10.5	Third Amendment to Loan Agreement between Buchanan Mortgage Holdings, LLC and Sunset & Gardner Investors, LLC, dated April 26, 2018	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X