Form 10-Q
period 2018-06-30
Strategic Realty Trust, Inc.
filed 2018-08-10
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 6, 2018, there were 10,963,416 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2018, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017, as filed with the SEC on March 23, 2018 (the “2017 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Investments in real estate
Land	$13,801	$14,020
Building and improvements	29,447	30,825
Tenant improvements	1,307	1,188
	44,555	46,033
Accumulated depreciation	(2,845)	(2,579)
Investments in real estate, net	41,710	43,454
Properties under development and development costs
Land	25,851	25,851
Buildings	578	585
Development costs	11,808	9,609
Properties under development and development costs	38,237	36,045
Cash, cash equivalents and restricted cash	3,989	3,902
Prepaid expenses and other assets, net	269	200
Tenant receivables, net of $23 and $0 bad debt reserve	693	1,007
Investments in unconsolidated joint ventures	2,626	2,705
Lease intangibles, net	1,839	2,061
Assets held for sale	21,083	20,646
Deferred financing costs, net	979	1,258
TOTAL ASSETS (1)	$111,425	$111,278
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$40,081	$42,223
Accounts payable and accrued expenses	2,204	2,006
Amounts due to affiliates	21	21
Other liabilities	307	387
Liabilities related to assets held for sale	14,172	13,017
Below-market lease liabilities, net	402	438
Deferred gain on sale of properties to unconsolidated joint venture	—	668
TOTAL LIABILITIES (1)	57,187	58,760
Commitments and contingencies (Note 13)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,963,416 and 10,988,438 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	111	111
Additional paid-in capital	95,940	96,097
Accumulated deficit	(42,890)	(44,741)
Total stockholders’ equity	53,161	51,467
Non-controlling interests	1,077	1,051
TOTAL EQUITY	54,238	52,518
TOTAL LIABILITIES AND EQUITY	$111,425	$111,278

(1)
As of June 30, 2018 and December 31, 2017, includes approximately $39.3 million and $37.2 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $18.2 million and $19.6 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 5. “Variable Interest Entities”.

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Rental and reimbursements	$1,834	$2,225	$3,587	$4,865

Expense:
Operating and maintenance	615	760	1,265	1,706
General and administrative	449	500	896	995
Depreciation and amortization	341	824	699	1,786
Transaction expense	30	3	32	85
Interest expense	249	481	520	1,056
	1,684	2,568	3,412	5,628
Operating income (loss)	150	(343)	175	(763)

Other income (loss):
Equity in loss of unconsolidated joint ventures	(43)	(37)	(45)	(5)
Net gain on disposal of real estate	2,448	2,545	2,448	9,131
Loss on extinguishment of debt	—	(80)	—	(80)
Income before income taxes	2,555	2,085	2,578	8,283
Income taxes	(24)	(83)	(24)	(102)
Net income	2,531	2,002	2,554	8,181
Net income attributable to non-controlling interests	53	76	54	306
Net income attributable to common stockholders	$2,478	$1,926	$2,500	$7,875

Earnings per common share - basic and diluted	$0.23	$0.18	$0.23	$0.72

Weighted average shares outstanding used to calculate earnings per common share - basic and diluted	10,977,718	10,905,453	10,982,892	10,921,364
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(in thousands, except shares)
(unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2017	10,988,438	$111	$96,097	$(44,741)	$51,467	$1,051	$52,518
Redemption of common shares	(25,022)	—	(157)	—	(157)	—	(157)
Quarterly distributions	—	—	—	(1,317)	(1,317)	(28)	(1,345)
Cumulative effect from change in accounting principle (Note 2)	—	—	—	668	668	—	668
Net income	—	—	—	2,500	2,500	54	2,554
BALANCE — June 30, 2018	10,963,416	$111	$95,940	$(42,890)	$53,161	$1,077	$54,238
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$2,554	$8,181
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of real estate	(2,448)	(9,131)
Loss on extinguishment of debt	—	80
Equity in loss of unconsolidated joint ventures	45	5
Straight-line rent	(70)	(90)
Amortization of deferred costs	292	260
Depreciation and amortization	699	1,786
Amortization of above and below-market leases	(29)	(104)
Bad debt expense	39	31
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(69)	837
Tenant receivables	316	378
Accounts payable and accrued expenses	(47)	(490)
Amounts due to affiliates	—	(111)
Other liabilities	(80)	106
Net cash provided by operating activities	1,202	1,738

Cash flows from investing activities:
Net proceeds from the sale of real estate	3,928	32,398
Acquisition of real estate	—	(17,812)
Investment in properties under development and development costs	(2,180)	(2,339)
Improvements, capital expenditures, and leasing costs	(126)	(790)
Investments in unconsolidated joint ventures	(77)	—
Distributions from unconsolidated joint ventures	111	1,998
Net cash provided by investing activities	1,656	13,455

Cash flows from financing activities:
Redemption of common shares	(157)	(443)
Quarterly distributions	(1,346)	(1,361)
Proceeds from notes payable	4,100	28,700
Repayment of notes payable	(4,978)	(41,889)
Payment of penalties associated with early repayment of notes payable	—	(1)
Payment of loan fees from investments in consolidated variable interest entities	(377)	(197)
Payment of loan fees and financing costs	(13)	(1,314)
Net cash used in financing activities	(2,771)	(16,505)

Net increase (decrease) in cash, cash equivalents and restricted cash	87	(1,312)
Cash, cash equivalents and restricted cash – beginning of period	3,902	7,858
Cash, cash equivalents and restricted cash – end of period	$3,989	$6,546

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$672	$677
Change in accrued liabilities capitalized to investment in development	(256)	5
Change to accrued mortgage note payable interest capitalized to investment in development	(5)	2
Amortization of deferred loan fees capitalized to investment in development	268	296
Changes in capital improvements, accrued but not paid	502	—
Cumulative effect from change in accounting principle	668	—
Cash paid for interest, net of amounts capitalized	222	818
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. Currently, the Company is externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2018. The current term of the Advisory Agreement terminates on August 10, 2019. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of both June 30, 2018 and December 31, 2017, the Company owned 97.9% of the limited partnership interests in the OP.
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
As of June 30, 2018, in addition to the development projects, the Company’s portfolio of properties was comprised of 10 properties, including three properties held for sale, with approximately 295,000 rentable square feet of retail space located in four states. As of June 30, 2018, the rentable space at the Company’s retail properties was 94% leased.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2018 and December 31, 2017, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 4. “Investments in Unconsolidated Joint Ventures” for additional information. As of June 30, 2018 and December 31, 2017, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5. “Variable Interest Entities” for additional information.
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
In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which amends (Topic 230), Statement of Cash Flows (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explains the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 requires adoption using a retrospective transition method. The Company adopted ASU 2016-18 on January 1, 2018. As a result of adopting ASU 2016-18, the Company revised the presentation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheets and condensed consolidated statements of cash flows for all the periods presented. Upon adoption of ASU 2016-18, the Company recorded a decrease of $0.3 million in net cash provided by operating activities and $0.7 million in net cash provided by investing activities for the six months ended June 30, 2017, related to reclassifying the changes in the restricted cash balance from operating activities and investing activities to the cash, cash equivalents and restricted cash balances on the condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheet that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$3,126	$3,086
Restricted cash	863	816
Total cash, cash equivalents, and restricted cash	$3,989	$3,902
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
The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable (not including receivables on property held for sale), which is included in tenant receivables, net, on the condensed consolidated balance sheets, was approximately $0.5 million at both June 30, 2018 and December 31, 2017.
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
3. REAL ESTATE INVESTMENTS
Sale of Property
On June 21, 2018, the Company consummated the disposition of a portion of Topaz Marketplace, located in Hesperia, California, for a sales price of approximately $4.2 million in cash. The Company used the net proceeds from the sale of a portion of Topaz Marketplace to repay $4.0 million of the outstanding balance on its line of credit. The sale of the property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and its results of operations were not reported as discontinued operations on the Company’s condensed consolidated financial statements. The disposition of a portion of Topaz Marketplace resulted in a gain of $2.4 million, which was included on the Company’s condensed consolidated statement of operations.
The following table summarizes net operating income related to the disposed portion of Topaz Marketplace, which is included in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating income	$51	$47	$97	$86
Assets Held for Sale and Liabilities Related to Assets Held for Sale
At June 30, 2018 and December 31, 2017, Florissant Marketplace, located in Florissant, Missouri, Ensenada Square, located in Arlington, Texas, and Shops at Turkey Creek, located in Knoxville, Tennessee, were classified as held for sale in the condensed consolidated balance sheets.
Since the sale of these properties does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of these properties were not reported as discontinued operations in the Company’s condensed consolidated financial statements. Initially, the Company intends to use the net proceeds from the sales of these properties to repay a portion of the outstanding balance on its line of credit. The Company anticipates the sales of these properties will occur within one year from June 30, 2018. The Company’s condensed consolidated statements of operations include net operating income of approximately $0.5 million and $4 thousand for the three months ended June 30,

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

2018 and 2017, respectively, and $1.0 million and $0.1 million for the six months ended June 30, 2018 and 2017, related to the assets held for sale.
The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets are as follows (amounts in thousands):

	June 30,	December 31,
	2018	2017
ASSETS
Investments in real estate
Land	$5,248	$5,248
Building and improvements	17,544	17,522
Tenant improvements	1,607	1,189
	24,399	23,959
Accumulated depreciation	(5,178)	(5,178)
Investments in real estate, net	19,221	18,781
Tenant receivables, net	226	248
Lease intangibles, net	1,636	1,617
Assets held for sale	$21,083	$20,646
LIABILITIES
Notes payable	$11,904	$10,749
Below-market lease intangibles, net	2,268	2,268
Liabilities related to assets held for sale	$14,172	$13,017
Amounts above are being presented at their carrying value, which the Company believes to be lower than their estimated fair value less costs to sell.
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of June 30, 2018 and December 31, 2017 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$991	$978
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	1,635	1,727
Total				$2,626	$2,705
The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of June 30, 2018 and December 31, 2017, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.
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
On April 23, 2018, the Company made an additional contribution of $1.0 million to the Gelson’s Joint Venture.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On March 21, 2018, the Company made an additional contribution of $0.9 million to the Wilshire Joint Venture.
The following reflects the aggregate assets and liabilities of the Gelson’s Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30,	December 31,
	2018	2017
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	578	585
Development costs	11,808	9,609
Properties under development and development costs	38,237	36,045
Cash, cash equivalents and restricted cash	1,018	1,099
Prepaid expenses and other assets, net	3	9
Lease intangibles, net	4	—
TOTAL ASSETS (1)	$39,262	$37,153

LIABILITIES
Notes payable, net (2)	$18,007	$19,116
Accounts payable and accrued expenses	217	478
Amounts due to affiliates	9	9
Other liabilities	9	9
TOTAL LIABILITIES	$18,242	$19,612

(1)	The assets of the Gelson’s Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
As of June 30, 2018 and December 31, 2017, includes reclassification of approximately $0.2 million and $0.1 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

6. FUTURE MINIMUM RENTAL INCOME
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2018, the leases at the Company’s properties, excluding properties classified as held for sale, have remaining terms (excluding options to extend) of up to 13.4 years with a weighted-average remaining term (excluding options to extend) of approximately 5.9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.2 million as of both June 30, 2018 and December 31, 2017.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of June 30, 2018, the future minimum rental income from the Company’s properties under non-cancelable operating leases, excluding properties classified as held for sale, was as follows (amounts in thousands):

Remainder of 2018	$1,166
2019	2,395
2020	2,229
2021	1,989
2022	2,006
Thereafter	8,215
Total	$18,000
7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of June 30, 2018 and December 31, 2017, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Cost	$2,494	$2,783	$(526)	$(571)
Accumulated amortization	(655)	(722)	124	133
Total	$1,839	$2,061	$(402)	$(438)
The Company’s amortization of lease intangibles and below-market lease liabilities for the three and six months ended June 30, 2018 and 2017, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017
Amortization	$(75)	$(225)	$16	$57

	Lease Intangibles		Below-Market Lease Liabilities
	Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amortization	$(158)	$(596)	$33	$136

8. NOTES PAYABLE, NET
Line of Credit
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
As of June 30, 2018 and December 31, 2017, the Company’s line of credit had an outstanding principal balance of $22.1 million and $23.1 million, respectively. These balances exclude $11.9 million and $10.7 million which have been classified as held for sale as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018 and December 31, 2017, the

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Company’s line of credit was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, Silver Lake, Florissant Marketplace, Ensenada Square and The Shops at Turkey Creek.
Mortgage Loans Secured by Properties Under Development
In connection with the Company’s investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, the Company has consolidated borrowings of $8.5 million (the “Wilshire Loan”). The Wilshire Loan bears interest at a rate of 9.5% plus 30-day LIBOR with a minimum of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on March 7, 2017, with an option for two additional six-month periods, subject to certain conditions as stated in the loan agreement. All conditions to extensions were met, and on March 7, 2017, the Company exercised the option to extend the loan until September 7, 2017. On August 29, 2017, the Company exercised the remaining option to extend the loan for an additional six months. The extension was scheduled to mature on March 7, 2018. The Company extended the loan, with the same terms, for an additional six months, effective March 7, 2018. The new maturity date is September 7, 2018. The Company intends to explore all available financing options, including a further extension of the loan with the current lender prior to its maturity date. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
In connection with the Company’s investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, the Company has consolidated borrowings of $9.7 million (the “Gelson’s Loan”). The Gelson’s Loan bears interest at a rate of 9.25% plus 30-day LIBOR with a minimum of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met, but the Company negotiated a six month extension of the term on January 27, 2017 to mature on July 27, 2017. The Company negotiated a nine month extension of the term on July 27, 2017. The extension was scheduled to mature on April 27, 2018. On April 23, 2018, the Company made a mandatory principal payment of $1.0 million. The Company extended the loan, for an additional six months, effective April 26, 2018. The new maturity date is October 27, 2018. The Company intends to explore all available financing options, including a further extension of the loan with the current lender prior to its maturity date. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of June 30, 2018 (amounts in thousands):

Remainder of 2018	$18,200
2019	—
2020	33,978
Total (1)	$52,178

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.2 million deferred financing costs, net.
During the three months ended June 30, 2018 and 2017, the Company incurred and expensed approximately $0.2 million and $0.5 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.1 million for each period. Also during each of the three months ended June 30, 2018 and 2017, the Company incurred and capitalized approximately $1.0 million of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of approximately $0.2 million for each period.
During the six months ended June 30, 2018 and 2017, the Company incurred and expensed approximately $0.5 million and $1.1 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.3 million for each period. Also during the six months ended June 30, 2018 and 2017, the Company incurred and capitalized approximately $1.9 million and $1.6 million, respectively, of interest expense related to the variable interest entities, which included amortization of deferred financing costs of approximately $0.3 million for each period.
As of both June 30, 2018 and December 31, 2017, interest expense payable was approximately $0.3 million, including an amount related to the variable interest entities of approximately $0.2 million for each period.
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
For both the three and six months ended June 30, 2018 and June 30, 2017, the Company did not record any impairment losses.
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
The following table summarizes share redemption activity during the three and six months ended June 30, 2018 and 2017 (amounts in thousands, except shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Shares of common stock redeemed	14,710	37,820	25,022	69,695
Purchase price	$92	$241	$157	$443
Cumulatively, through June 30, 2018, the Company has redeemed 637,137 shares sold in the Offering and/or its dividend reinvestment plan for $4.7 million.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the six months ended June 30, 2018, and the year ended December 31, 2017 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/30/2018	$0.06	$659	$14	$673
Second Quarter 2018	6/30/2018	7/31/2018	0.06	658	14	672
Total				$1,317	$28	$1,345

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Third Quarter 2017	9/30/2017	10/31/2017	0.06	660	16	676
Fourth Quarter 2017	12/31/2017	1/31/2018	0.06	659	14	673
Total				$2,626	$80	$2,706

11. EARNINGS PER SHARE
Earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of June 30, 2018. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three and six months ended June 30, 2018 and 2017 (amounts in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator - basic and diluted
Net income	$2,531	$2,002	$2,554	$8,181
Net income attributable to non-controlling interests	53	76	54	306
Net income attributable to common shares	$2,478	$1,926	$2,500	$7,875
Denominator - basic and diluted
Basic weighted average common shares	10,977,718	10,905,453	10,982,892	10,921,364
Common Units (1)	—	—	—	—
Diluted weighted average common shares	10,977,718	10,905,453	10,982,892	10,921,364
Earnings per common share - basic and diluted
Net earnings attributable to common shares	$0.23	$0.18	$0.23	$0.72

(1)	The effect of 235,194 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

12. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor. The Advisory Agreement with the Advisor was renewed for an additional 12 months, beginning on August 10, 2018. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services.
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
Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Expensed	2018	2017	2018	2017	2018	2017
Financing coordination fees	$30	$—	$30	$—	$—	$—
Asset management fees	188	205	379	435	—	—
Reimbursement of operating expenses	36	57	81	99	—	—
Property management fees	67	87	147	200	21	21
Disposition fees	52	186	54	430	—	—
Total	$373	$535	$691	$1,164	$21	$21

Capitalized
Acquisition fees	$18	$—	$46	$194	$—	$—
Leasing fees	2	8	4	65	—	—
Legal leasing fees	3	23	8	51	—	—
Construction management fees	4	—	5	—	—	—
Financing coordination fees	97	—	182	707	—	—
Total	$124	$31	$245	$1,017	$—	$—
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
For the three and six months ended June 30, 2018 and 2017, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
Property Management Fees
Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive property management fees calculated at a maximum of up to 4% of the properties’ gross revenue. The property management agreements with Glenborough have been renewed for an additional 12 months, beginning on August 10, 2018. Property management agreements with Glenborough automatically renew every year, unless expressly terminated.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Related-Party Fees Paid by the Unconsolidated Joint Ventures
The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. For the three months ended June 30, 2018 and 2017, the SGO Joint Venture recognized related party fees and reimbursements of $84 thousand and $48 thousand, respectively. For both the six months ended June 30, 2018 and 2017, the SGO Joint Venture recognized related party fees and reimbursements of $0.1 million. For both the three months ended June 30, 2018 and 2017, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.2 million. For the six months ended June 30, 2018 and 2017, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.5 million and $0.4 million, respectively.The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.
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
14. SUBSEQUENT EVENTS
Sale of Held for Sale Property
On July 17, 2018, the Company consummated the disposition of Ensenada Square, located in Arlington, Texas, for a sales price of approximately $5.8 million in cash. A portion of the proceeds was used to pay down amounts outstanding under the Company’s line of credit.
Distributions
On May 10, 2018, the Company’s board of directors declared a second quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of June 30, 2018. The distribution was paid on July 31, 2018.

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

Overview
We are a Maryland corporation that was formed on September 18, 2008, to invest in and manage a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. During the first quarter of 2016, we also invested, through joint ventures, in two significant retail projects under development. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2009, and we have operated and intend to continue to operate in such a manner. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership.
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2018. The current term of the Advisory Agreement terminates on August 10, 2019. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.
Property Portfolio
As of June 30, 2018, our property portfolio included 10 retail properties, including three properties held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 295,000 square feet of single- and multi-tenant, commercial retail space located in four states. We purchased our properties for an aggregate purchase price of approximately $71.7 million. As of June 30, 2018 and December 31, 2017, approximately 94% and 96% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 5.9 years and 7.0 years, respectively.

(dollars in thousands)		Rentable Square Feet (1)	Percent Leased (2)	Effective Rent (3) (Sq. Foot)	Date Acquired	Original Purchase Price (4) (5)
Property Name	Location
Topaz Marketplace	Hesperia, CA	43,199	80%	$20.20	9/23/2011	$11,880
400 Grove Street	San Francisco, CA	2,000	100%	60.00	6/14/2016	2,890
8 Octavia Street	San Francisco, CA	3,640	47%	43.95	6/14/2016	2,740
Fulton Shops	San Francisco, CA	3,758	100%	56.51	7/27/2016	4,595
450 Hayes	San Francisco, CA	3,724	100%	89.82	12/22/2016	7,567
388 Fulton	San Fancisco, CA	3,110	100%	64.22	1/4/2017	4,195
Silver Lake	Los Angeles, CA	10,497	100%	64.85	1/11/2017	13,300
		69,928				47,167

Properties Held for Sale
Ensenada Square	Arlington, TX	62,628	100%	7.72	2/27/2012	5,025
Florissant Marketplace	Florissant, MO	146,257	95%	10.25	5/16/2012	15,250
Shops at Turkey Creek	Knoxville, TN	16,324	100%	27.94	3/12/2012	4,300
		225,209				24,575
		295,137				$71,742

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of June 30, 2018.

(3)
Effective rent per square foot is calculated by dividing the annualized June 2018 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)	The original purchase price for Topaz Marketplace was reduced to reflect a pad sale during the second quarter of 2018.
Properties Under Development
As of June 30, 2018, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Wilshire Property	Santa Monica, CA	February, 2019	12,500	$8,500
Gelson’s Property	Hollywood, CA	December, 2019	37,000	9,700
Total			49,500	$18,200
Unconsolidated Joint Ventures
As of June 30, 2018, our portfolio included investments in two unconsolidated joint ventures, which own, in aggregate, seven retail centers, comprising an aggregate of approximately 591,000 square feet and located in four states.

Results of Operations
Comparison of the three and six months ended June 30, 2018, versus the three and six months ended June 30, 2017.
The following table provides summary information about our results of operations for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Rental revenue and reimbursements	$1,834	$2,225	$(391)	(17.6)%
Operating and maintenance expenses	615	760	(145)	(19.1)%
General and administrative expenses	449	500	(51)	(10.2)%
Depreciation and amortization expenses	341	824	(483)	(58.6)%
Transaction expense	30	3	27	900.0%
Interest expense	249	481	(232)	(48.2)%
Operating income (loss)	150	(343)	493	(143.7)%
Other income, net	2,405	2,428	(23)	(0.9)%
Income taxes	(24)	(83)	59	(71.1)%
Net income	$2,531	$2,002	$529	26.4%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Rental revenue and reimbursements	$3,587	$4,865	$(1,278)	(26.3)%
Operating and maintenance expenses	1,265	1,706	(441)	(25.8)%
General and administrative expenses	896	995	(99)	(9.9)%
Depreciation and amortization expenses	699	1,786	(1,087)	(60.9)%
Transaction expense	32	85	(53)	(62.4)%
Interest expense	520	1,056	(536)	(50.8)%
Operating loss	175	(763)	938	(122.9)%
Other income, net	2,403	9,046	(6,643)	(73.4)%
Income taxes	(24)	(102)	78	(76.5)%
Net income (loss)	$2,554	$8,181	$(5,627)	(68.8)%
Our results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the three and six months ended June 30, 2018, compared to the same periods in 2017, was primarily due to the sales of Woodland West Marketplace in April 2017, Cochran Bypass in October 2017 and Morningside Marketplace in November 2017.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three and six months ended June 30, 2018, when compared to the same periods in 2017, which corresponds to the decrease in revenue.
General and administrative expenses
General and administrative expenses decreased during the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to lower asset management fees, lower professional tax fees and lower audit fees.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the three and six months ended June 30, 2018, compared to the same periods in 2017, primarily due to the classification of Ensenada Square, Florissant Marketplace, and Shops at Turkey

Creek as held for sale during the fourth quarter of 2017. The sales of a portion of Topaz Marketplace, Cochran Bypass and Morningside Marketplace also contributed to the decrease.
Transaction expense
Transaction expense incurred during the three and six months ended June 30, 2018, as compared to the same period in 2017 was primarily due to payment of financing fees related to the extension of a loan held by one of our unconsolidated joint ventures.
Interest expense
Interest expense decreased during the three and six months of 2018, compared to the same periods in 2017, due to decreases in debt balances as a result of using the proceeds from property dispositions activities to repay debt.
Other income (loss), net
Other income, net for the three and six months ended June 30, 2018, primarily consisted of approximately $2.4 million related to the gain on sale of a portion of Topaz Marketplace in June 2018. Other income, net for the three months ended June 30, 2017, primarily consisted of approximately $2.5 million related to the gain on sale of Woodland West Marketplace in April 2017. For the six months ended June 30, 2017, other income, net, primarily consisted of approximately $9.1 million related to the gain on sale of Pinehurst Square East in January 2017 and Woodland West Marketplace in April 2017, as well as the recognition of deferred gain resulting from the first quarter of 2017 sale by SGO Retail Acquisitions Venture, LLC (“SGO Joint Venture”) of Aurora Commons.
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
As of June 30, 2018, our cash and cash equivalents were approximately $3.1 million and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was approximately $0.9 million. For properties with lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2018 and December 31, 2017, our borrowings were approximately 88.7% and 93.7%, respectively, of the carrying value of our net assets.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change
Net cash provided by (used in):
Operating activities	$1,202	$1,738	$(536)
Investing activities	1,656	13,455	(11,799)
Financing activities	(2,771)	(16,505)	13,734
Net increase (decrease) in cash, cash equivalents and restricted cash	$87	$(1,312)
Cash Flows from Operating Activities
The decrease in cash flows from operating activities was primarily due to a significant decrease in deposit balances resulting from the closing of the acquisitions of 388 Fulton and Silver Lake during the first quarter of 2017, which was partially offset by an increase in accrued expenses due to tenant improvement reimbursements that were accrued during the second quarter of 2018.
Cash Flows from Investing Activities
Cash flows from investing activities during the six months ended June 30, 2018, primarily consisted of proceeds from the disposition of a portion of Topaz Marketplace of approximately $3.9 million, partially offset by our aggregate additional $2.2 million investments in the Wilshire and Gelson’s Joint Ventures. Cash flows from investing activities during the six months ended June 30, 2017, primarily consisted of proceeds from the disposition of Pinehurst Square East and Woodland West Marketplace of approximately $32.4 million, partially offset by our aggregate $17.8 million in acquisitions of 388 Fulton and Silver Lake in January 2017.
Cash Flows from Financing Activities
Cash flows used in financing activities during the six months ended June 30, 2018, primarily consisted of repayment of our debt balances and our quarterly dividend payments of approximately $5.0 million and $1.3 million, respectively, partially offset by proceeds of approximately $4.1 million from draws on our line of credit. Cash flows used in financing activities during the six months ended June 30, 2017, primarily consisted of repayment of our debt balances of approximately $41.9 million, partially offset by proceeds of approximately $28.7 million from draws on our line of credit.
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

Mortgage Loans Secured by Properties Under Development
In connection with our investment in the Wilshire Joint Venture and the acquisition of the Wilshire Property, we have consolidated borrowings of $8.5 million (the “Wilshire Loan”). The Wilshire Loan bears interest at a rate of 9.5% plus 30-day LIBOR with a minimum of 10.0% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on March 7, 2017, with an option for two additional six-month periods, subject to certain conditions as stated in the loan agreement. All conditions to extensions were met, and on March 7, 2017, we exercised the option to extend the loan until September 7, 2017. On August 29, 2017, we exercised the remaining option to extend the loan for an additional six months. The extension was scheduled to mature on March 7, 2018. We extended the loan, with the same terms, for an additional six months, effective March 7, 2018. The new maturity date is September 7, 2018. We intend to explore all available financing options, including a further extension of the loan with the current lender prior to its maturity date. The loan is secured by, among other things, a lien on the Wilshire development project and other collateral as defined in the loan agreement.
In connection with our investment in the Gelson’s Joint Venture and the acquisition of the Gelson’s Property, we have consolidated borrowings of $9.7 million (the “Gelson’s Loan”). The Gelson’s Loan bears interest at a rate of 9.25% plus 30-day LIBOR with a minimum of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met, but we negotiated a six month extension of the term on January 27, 2017 to mature on July 27, 2017. We negotiated a nine month extension of the term on July 27, 2017. The extension was scheduled to mature on April 27, 2018. On April 23, 2018, we made a mandatory principal payment of $1.0 million. We extended the loan, for an additional six months, effective April 26, 2018. The new maturity date is October 27, 2018. We intend to explore all available financing options, including a further extension of the loan with the current lender prior to its maturity date. The loan is secured by, among other things, a lien on the Gelson’s development project and other joint venture collateral as defined in the loan agreement.
Interim Financial Information
The financial information as of and for the period ended June 30, 2018, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and six months ended June 30, 2018. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the six months ended June 30, 2018 and 2017, our total operating expenses did not exceed the 2%/25% Guidelines.
On August 2, 2018, we entered into the Sixth Amendment to the Advisory Agreement. The Advisory Agreement Amendment provides that the Advisor shall not be required to reimburse to us any operating expenses incurred during a given period that exceed the applicable limit on “Total Operating Expenses” (as defined in the Advisory Agreement) to the extent that such excess operating expenses are incurred as a result of certain unusual and non-recurring factors approved by our board of directors, including some related to the execution of our investment strategy as directed by our board of directors.
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
The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the six months ended June 30, 2018 and the year ended December 31, 2017 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/30/2018	$0.06	$659	$14	$673
Second Quarter 2018	6/30/2018	7/31/2018	0.06	658	14	672
Total				$1,317	$28	$1,345

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Third Quarter 2017	9/30/2017	10/31/2017	0.06	660	16	676
Fourth Quarter 2017	12/31/2017	1/31/2018	0.06	659	14	673
Total				$2,626	$80	$2,706

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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO	2018	2017	2018	2017
Net income	$2,531	$2,002	$2,554	$8,181
Adjustments:
Gain on disposal of assets	(2,448)	(2,545)	(2,448)	(9,131)
Adjustment to reflect FFO of unconsolidated joint ventures	107	132	183	212
Depreciation of real estate	267	615	545	1,222
Amortization of in-place leases and leasing costs	74	209	154	564
FFO attributable to common shares and Common Units (1)	$531	$413	$988	$1,048

FFO per share and Common Unit (1)	$0.05	$0.04	$0.09	$0.09

Weighted average common shares and units outstanding (1)	11,212,912	11,327,761	11,218,086	11,343,672

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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the interim unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of June 30, 2018, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.
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
Subsequent Events
Sale of Held for Sale Property
On July 17, 2018, we consummated the disposition of Ensenada Square, located in Arlington, Texas, for a sales price of approximately $5.8 million in cash. A portion of the proceeds was used to pay down amounts outstanding under our line of credit.

Distributions
On May 10, 2018, our board of directors declared a second quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of June 30, 2018. The distribution was paid on July 31, 2018.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended June 30, 2018, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
April 2018	—	$—	—	$985,737
May 2018	—	—	—	985,737
June 2018	14,710	6.27	14,710	893,504
Total	14,710		14,710

(1)	All of our purchases of equity securities during the quarter ended June 30, 2018, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through June 30, 2018, we have redeemed 637,137 shares for $4.7 million.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As of the three months ended June 30, 2018, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2018.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Letter Agreement with Buchanan Mortgage, dated April 20, 2018	X

10.2	The Purchase and Sale Agreement by and between Ginger Investors, LLC and SRT Secured Topaz, LLC, dated May 18, 2018	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

99.2	Fifth Amendment to the Advisory Agreement, dated July 19, 2018		8-K	7/20/2018

99.3	Sixth Amendment to the Advisory Agreement, dated August 2, 2018		8-K	8/3/2018

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X