Form 10-Q
period 2018-09-30
Strategic Realty Trust, Inc.
filed 2018-11-09
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_________________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 5, 2018, there were 10,926,513 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2018, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2017, as filed with the SEC on March 23, 2018 (the “2017 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Investments in real estate
Land	$15,217	$14,020
Building and improvements	32,013	30,825
Tenant improvements	1,466	1,188
	48,696	46,033
Accumulated depreciation	(3,619)	(2,579)
Investments in real estate, net	45,077	43,454
Properties under development and development costs
Land	25,851	25,851
Buildings	574	585
Development costs	12,928	9,609
Properties under development and development costs	39,353	36,045
Cash, cash equivalents and restricted cash	3,148	3,902
Prepaid expenses and other assets, net	272	200
Tenant receivables, net of $62 and $0 bad debt reserve	791	1,007
Investments in unconsolidated joint ventures	3,030	2,705
Lease intangibles, net	1,910	2,061
Assets held for sale	12,683	20,646
Deferred financing costs, net	894	1,258
TOTAL ASSETS (1)	$107,158	$111,278
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$43,979	$42,223
Accounts payable and accrued expenses	1,775	2,006
Amounts due to affiliates	24	21
Other liabilities	300	387
Liabilities related to assets held for sale	5,963	13,017
Below-market lease liabilities, net	386	438
Deferred gain on sale of properties to unconsolidated joint venture	—	668
TOTAL LIABILITIES (1)	52,427	58,760
Commitments and contingencies (Note 13)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,926,513 and 10,988,438 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	111	111
Additional paid-in capital	95,717	96,097
Accumulated deficit	(42,189)	(44,741)
Total stockholders’ equity	53,639	51,467
Non-controlling interests	1,092	1,051
TOTAL EQUITY	54,731	52,518
TOTAL LIABILITIES AND EQUITY	$107,158	$111,278

(1)
As of September 30, 2018 and December 31, 2017, includes approximately $39.9 million and $37.2 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $18.5 million and $19.6 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 5. “Variable Interest Entities”.

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Rental and reimbursements	$1,516	$2,219	$5,103	$7,084

Expense:
Operating and maintenance	660	848	1,925	2,554
General and administrative	421	483	1,317	1,478
Depreciation and amortization	483	653	1,182	2,439
Transaction expense	7	—	39	85
Interest expense	147	449	667	1,505
	1,718	2,433	5,130	8,061
Operating loss	(202)	(214)	(27)	(977)

Other income (loss):
Equity in income (loss) of unconsolidated joint ventures	290	(19)	245	(24)
Net gain on disposal of real estate	1,293	—	3,741	9,131
Loss on extinguishment of debt	—	—	—	(80)
Income (loss) before income taxes	1,381	(233)	3,959	8,050
Income taxes	5	3	(19)	(99)
Net income (loss)	1,386	(230)	3,940	7,951
Net income (loss) attributable to non-controlling interests	29	(13)	83	293
Net income (loss) attributable to common stockholders	$1,357	$(217)	$3,857	$7,658

Earnings (loss) per common share - basic and diluted	$0.12	$(0.02)	$0.35	$0.70

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	10,962,529	10,885,095	10,976,030	10,909,141
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

Nine Months Ended September 30, 2018 and 2017

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2017	10,988,438	$111	$96,097	$(44,741)	$51,467	$1,051	$52,518
Redemption of common shares	(61,925)	—	(380)	—	(380)	—	(380)
Quarterly distributions	—	—	—	(1,973)	(1,973)	(42)	(2,015)
Cumulative effect from change in accounting principle (Note 2)	—	—	—	668	668	—	668
Net income	—	—	—	3,857	3,857	83	3,940
BALANCE — September 30, 2018	10,926,513	$111	$95,717	$(42,189)	$53,639	$1,092	$54,731

BALANCE — December 31, 2016	10,938,245	$111	$96,032	$(50,676)	$45,467	$1,766	$47,233
Conversion of OP units to common shares	162,409	—	809	—	809	(809)	—
Redemption of common shares	(87,928)	—	(558)	—	(558)	—	(558)
Quarterly distributions	—	—	—	(1,967)	(1,967)	(66)	(2,033)
Net income	—	—	—	7,658	7,658	293	7,951
BALANCE — September 30, 2017	11,012,726	$111	$96,283	$(44,985)	$51,409	$1,184	$52,593

Three Months Ended September 30, 2018 and 2017

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — June 30, 2018	10,963,416	$111	$95,940	$(42,890)	$53,161	$1,077	$54,238
Redemption of common shares	(36,903)	—	(223)	—	(223)	—	(223)
Quarterly distributions	—	—	—	(656)	(656)	(14)	(670)
Net income	—	—	—	1,357	1,357	29	1,386
BALANCE — September 30, 2018	10,926,513	$111	$95,717	$(42,189)	$53,639	$1,092	$54,731

BALANCE — June 30, 2017	10,868,550	$111	$95,589	$(44,108)	$51,592	$2,022	$53,614
Conversion of OP units to common shares	162,409	—	809	—	809	(809)	—
Redemption of common shares	(18,233)	—	(115)	—	(115)	—	(115)
Quarterly distributions	—	—	—	(660)	(660)	(16)	(676)
Net loss	—	—	—	(217)	(217)	(13)	(230)
BALANCE — September 30, 2017	11,012,726	$111	$96,283	$(44,985)	$51,409	$1,184	$52,593
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$3,940	$7,951
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of real estate	(3,741)	(9,131)
Loss on extinguishment of debt	—	80
Equity in (income) loss of unconsolidated joint ventures	(245)	24
Straight-line rent	(109)	(179)
Amortization of deferred costs	443	404
Depreciation and amortization	1,182	2,439
Amortization of above and below-market leases	(15)	(129)
Bad debt expense	75	20
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(72)	803
Tenant receivables	231	288
Accounts payable and accrued expenses	52	(118)
Amounts due to affiliates	3	(73)
Other liabilities	(87)	87
Net cash provided by operating activities	1,657	2,466

Cash flows from investing activities:
Net proceeds from the sale of real estate	9,314	32,398
Acquisition of real estate	—	(17,812)
Investment in properties under development and development costs	(3,147)	(3,810)
Improvements, capital expenditures, and leasing costs	(643)	(1,110)
Investments in unconsolidated joint ventures	(191)	—
Distributions from unconsolidated joint ventures	111	1,998
Net cash provided by investing activities	5,444	11,664

Cash flows from financing activities:
Redemption of common shares	(380)	(558)
Quarterly distributions	(2,018)	(2,038)
Proceeds from notes payable	15,950	29,700
Repayment of notes payable	(20,769)	(41,999)
Loan proceeds from an affiliate	—	2,500
Payment of penalties associated with early repayment of notes payable	—	(1)
Payment of loan fees from investments in consolidated variable interest entities	(559)	(453)
Payment of loan fees and financing costs	(79)	(1,314)
Net cash used in financing activities	(7,855)	(14,163)

Net decrease in cash, cash equivalents and restricted cash	(754)	(33)
Cash, cash equivalents and restricted cash – beginning of period	3,902	7,858
Cash, cash equivalents and restricted cash – end of period	$3,148	$7,825

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$670	$676
Change in accrued liabilities capitalized to investment in development	(194)	(225)
Change to accrued mortgage note payable interest capitalized to investment in development	(85)	5
Amortization of deferred loan fees capitalized to investment in development	441	367
Cumulative effect from change in accounting principle	668	—
Cash paid for interest, net of amounts capitalized	326	1,110
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of both September 30, 2018 and December 31, 2017, the Company owned 97.9% of the limited partnership interests in the OP.
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
As of September 30, 2018, in addition to the development projects, the Company’s portfolio of properties was comprised of 9 properties, including one property held for sale, with approximately 233,000 rentable square feet of retail space located in three states. As of September 30, 2018, the rentable space at the Company’s retail properties was 89% leased.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2018 and December 31, 2017, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 4. “Investments in Unconsolidated Joint Ventures” for additional information. As of September 30, 2018 and December 31, 2017, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5. “Variable Interest Entities” for additional information.
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
In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which amends (Topic 230), Statement of Cash Flows (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explains the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 requires adoption using a retrospective transition method. The Company adopted ASU 2016-18 on January 1, 2018. As a result of adopting ASU 2016-18, the Company revised the presentation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheets and condensed consolidated statements of cash flows for all the periods presented. Upon adoption of ASU 2016-18, the Company recorded a decrease of $0.1 million in net cash provided by operating activities and $0.4 million in net cash provided by investing activities for the nine months ended September 30, 2017, related to reclassifying the changes in the restricted cash balance from operating activities and investing activities to the cash, cash equivalents and restricted cash balances on the condensed consolidated statements of cash flows.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$2,835	$3,086
Restricted cash	313	816
Total cash, cash equivalents, and restricted cash	$3,148	$3,902
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
The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable (not including receivables on property held for sale), which is included in tenant receivables, net, on the condensed consolidated balance sheets, was approximately $0.5 million at both September 30, 2018 and December 31, 2017.
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
Effective January 1, 2018, the Company applied the provisions of ASC 610-20, for gains on sale of real estate, and recognizes any gains at the time control of a property is transferred and when it is probable that substantially all of the related consideration will be collected. As a result of adopting ASC 610-20, using the modified retrospective method, the sales criteria in ASC 360, Property, Plant, and Equipment, no longer applied. As such, the Company recognized $0.7 million of deferred gains related to sales of properties to the SGO Retail Acquisitions Venture, LLC, through a cumulative effect adjustment to accumulated deficit. Other than the cumulative effect adjustment relating to such deferred gains, the adoption of ASC 606 and ASC 610-20 did not have an impact on the Company’s condensed consolidated financial statements.
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
Recent Accounting Pronouncements
The FASB issued the following ASUs which could have potential impact to the Company’s condensed consolidated financial statements:
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of ASU 2018-13 and delayed

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

adoption of the additional disclosures until the effective date. The adoption of ASU 2016-13 will not have an impact on the Company’s condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 will require adoption on a retrospective basis. The Company adopted ASU 2016-15 on January 1, 2018. Adoption of ASU 2016-15 did not have an impact on the Company’s condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the consolidated balance sheet and disclose key information about leasing arrangements. The guidance retains a distinction between finance leases and operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB also issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”). ASU 2018-10 provides narrow amendments that clarify how to apply certain aspects of the guidance in ASU 2016-02. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842, Leases (“ASU 2018-11”) to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. The amendments in this guidance as well as ASU 2018-10 and ASU 2018-11 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company believes that the adoption of ASU 2016-02 will not change the accounting for operating leases on its condensed consolidated financial statements. The Company expects to utilize the practical expedients proposed in ASU 2018-11 as part of its adoption of ASU 2016-02.
3. REAL ESTATE INVESTMENTS
Sales of Properties
On July 17, 2018, the Company consummated the disposition of Ensenada Square, located in Arlington, Texas, for a sales price of approximately $5.8 million in cash. The Company used the net proceeds from the sale of Ensenada Square to repay $5.3 million of the outstanding balance on its line of credit. The disposition of Ensenada Square resulted in a gain of $1.3 million, which was included on the Company’s condensed consolidated statement of operations.
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
The sales of the above properties did not represent a strategic shift that will have a major effect on the Company’s operations and financial results and their results of operations were not reported as discontinued operations on the Company’s condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes net operating income related to Ensenada Square and the disposed portion of Topaz Marketplace, which is included in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income (loss)	$(17)	$56	$288	$140
Assets Held for Sale and Liabilities Related to Assets Held for Sale
At September 30, 2018 and December 31, 2017, Florissant Marketplace, located in Florissant, Missouri, was classified as held for sale in the condensed consolidated balance sheets.
Since the sale of this property does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of this property were not reported as discontinued operations in the Company’s condensed consolidated financial statements. Initially, the Company intends to use the net proceeds from the sale of this property to repay a portion of the outstanding balance on its line of credit.
On September 20, 2018, the Company entered into a Purchase and Sale Agreement with an unrelated third party purchaser (the “Purchaser”) for the sale of Florissant Marketplace. The contractual sale price of Florissant Marketplace is approximately $16.6 million. Pursuant to the Purchase and Sale Agreement, the Purchaser would be obligated to purchase the property and the Company would be obligated to sell the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the sale.
As of September 30, 2018, Shops at Turkey Creek, located in Knoxville, Tennessee, no longer met certain criteria to be classified as held for sale. As such, all the related assets, net of depreciation, and liabilities were recorded within the relevant categories in the condensed consolidated balance sheets. Depreciation catch up of approximately $80 thousand was recorded upon the assets being placed back in service.
The Company’s condensed consolidated statements of operations include net operating income of approximately $0.3 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, and $0.9 million and $0.1 million for the nine months ended September 30, 2018 and 2017, related to the assets held for sale.
At December 31, 2017, Florissant Marketplace, Ensenada Square and Shops at Turkey Creek were classified as held for sale in the consolidated balance sheet.
The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets are as follows (amounts in thousands):

	September 30,	December 31,
	2018	2017
ASSETS
Investments in real estate
Land	$2,817	$5,248
Building and improvements	11,671	17,522
Tenant improvements	596	1,189
	15,084	23,959
Accumulated depreciation	(3,596)	(5,178)
Investments in real estate, net	11,488	18,781
Tenant receivables, net	187	248
Lease intangibles, net	1,008	1,617
Assets held for sale	$12,683	$20,646
LIABILITIES
Notes payable	$4,056	$10,749
Below-market lease intangibles, net	1,907	2,268
Liabilities related to assets held for sale	$5,963	$13,017

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Amounts above are being presented at their carrying value, which the Company believes to be lower than their estimated fair value less costs to sell.
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of September 30, 2018 and December 31, 2017 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$1,084	$978
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	1,946	1,727
Total				$3,030	$2,705
The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2018 and December 31, 2017, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.
5. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Sunset & Gardner Joint Venture (formerly known as Gelson’s Joint Venture) and (ii) the 3032 Wilshire Joint Venture (“Wilshire Joint Venture”). The Company has consolidated the accounts of these variable interest entities.
On April 27, 2018, the Company made an additional contribution of $0.8 million to the Sunset & Gardner Joint Venture.
On April 23, 2018, the Company made an additional contribution of $1.0 million to the Sunset & Gardner Joint Venture.
On March 21, 2018, the Company made an additional contribution of $0.9 million to the Wilshire Joint Venture.
The following reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30,	December 31,
	2018	2017
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	574	585
Development costs	12,928	9,609
Properties under development and development costs	39,353	36,045
Cash, cash equivalents and restricted cash	526	1,099
Prepaid expenses and other assets, net	12	9
Lease intangibles, net	4	—
TOTAL ASSETS (1)	$39,895	$37,153

LIABILITIES
Notes payable, net (2)	$18,248	$19,116
Accounts payable and accrued expenses	199	478
Amounts due to affiliates	8	9
Other liabilities	9	9
TOTAL LIABILITIES	$18,464	$19,612

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(1)	The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
As of September 30, 2018 and December 31, 2017, includes reclassification of approximately $0.2 million and $0.1 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

6. FUTURE MINIMUM RENTAL INCOME
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2018, the leases at the Company’s properties, excluding properties classified as held for sale, have remaining terms (excluding options to extend) of up to 13.2 years with a weighted-average remaining term (excluding options to extend) of approximately 6.1 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.2 million as of both September 30, 2018 and December 31, 2017.
As of September 30, 2018, the future minimum rental income from the Company’s properties under non-cancelable operating leases, excluding properties classified as held for sale, was as follows (amounts in thousands):

Remainder of 2018	$659
2019	2,691
2020	2,533
2021	2,270
2022	2,256
Thereafter	9,935
Total	$20,344
7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of September 30, 2018 and December 31, 2017, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Cost	$2,973	$2,783	$(526)	$(571)
Accumulated amortization	(1,063)	(722)	140	133
Total	$1,910	$2,061	$(386)	$(438)

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company’s amortization of lease intangibles and below-market lease liabilities for the three and nine months ended September 30, 2018 and 2017, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017
Amortization	$(156)	$(164)	$18	$40

	Lease Intangibles		Below-Market Lease Liabilities
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amortization	$(314)	$(761)	$51	$176

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
As of September 30, 2018 and December 31, 2017, the Company’s line of credit had an outstanding principal balance of $25.7 million and $23.1 million, respectively. These balances exclude $4.1 million and $10.7 million which have been classified as held for sale as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the Company’s line of credit was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, Silver Lake, Florissant Marketplace, and The Shops at Turkey Creek.
Mortgage Loans Secured by Properties Under Development
During the three months ended September 30, 2018, the Company refinanced and repaid its initial financing (outstanding balance of $8.5 million at the time of refinancing) with a new loan from Lone Oak Fund LLC (the “Wilshire Loan”). The Wilshire Loan has a principal balance of approximately $8.8 million, and bears an interest rate of 6.9% per annum, payable monthly, commencing on November 1, 2018. The Wilshire Loan is scheduled to mature on September 30, 2019. The Wilshire Loan is secured by, a first Deed of Trust on the Wilshire property.
In connection with the Company’s investment in the Sunset & Gardner Joint Venture and the acquisition of the Sunset & Gardner Property, the Company has consolidated borrowings of $9.7 million (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan bears interest at a rate of 9.25% plus 30-day LIBOR with a minimum of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met, but the Company negotiated a six month extension of the term on January 27, 2017 to mature on July 27, 2017. The Company negotiated a nine month extension of the term on July 27, 2017. The extension was scheduled to mature on April 27, 2018. On April 23, 2018, the Company made a mandatory principal payment of $1.0 million. The Company extended the loan, for an additional six months, effective April 26, 2018. The new maturity date was October 27, 2018. On October 29, 2018, the Company refinanced and repaid its initial financing with a new loan from Lone Oak Fund LLC, refer to Note 14. “Subsequent Events” for additional information. The loan is secured by, among other things, a lien on the Sunset & Gardner development project and other joint venture collateral as defined in the loan agreement.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of September 30, 2018 (amounts in thousands):

Remainder of 2018	$9,700
2019	8,750
2020	29,787
Total (1)	$48,237

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.2 million deferred financing costs, net.
During the three months ended September 30, 2018 and 2017, the Company incurred and expensed approximately $0.1 million and $0.4 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.2 million and $0.1 million, respectively, for each period. Also during the three months ended September 30, 2018 and 2017, the Company incurred and capitalized approximately $1.1 million and $0.8 million, respectively, of interest expense related to the variable interest entities, which included the amortization of deferred financing costs of approximately $0.2 million and $0.1 million for each period.
During the nine months ended September 30, 2018 and 2017, the Company incurred and expensed approximately $0.7 million and $1.5 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.4 million for each period. Also during the nine months ended September 30, 2018 and 2017, the Company incurred and capitalized approximately $2.9 million and $2.5 million, respectively, of interest expense related to the variable interest entities, which included amortization of deferred financing costs of approximately $0.4 million for each period.
As of September 30, 2018 and December 31, 2017, interest expense payable was approximately $0.2 million and $0.3 million, respectively, including an amount related to the variable interest entities of approximately $0.1 million and $0.2 million, respectively, for each period.
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
For both the three and nine months ended September 30, 2018 and September 30, 2017, the Company did not record any impairment losses.
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
The following table summarizes share redemption activity during the three and nine months ended September 30, 2018 and 2017 (amounts in thousands, except shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Shares of common stock redeemed	36,903	18,233	61,925	87,928
Purchase price	$223	$115	$380	$558
Cumulatively, through September 30, 2018, the Company has redeemed 674,040 shares sold in the Offering and/or its dividend reinvestment plan for $4.9 million.
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
The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the nine months ended September 30, 2018, and the year ended December 31, 2017 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/30/2018	$0.06	$659	$14	$673
Second Quarter 2018	6/30/2018	7/31/2018	0.06	658	14	672
Third Quarter 2018	9/30/2018	10/31/2018	0.06	656	14	670
Total				$1,973	$42	$2,015

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Third Quarter 2017	9/30/2017	10/31/2017	0.06	660	16	676
Fourth Quarter 2017	12/31/2017	1/31/2018	0.06	659	14	673
Total				$2,626	$80	$2,706

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

11. EARNINGS PER SHARE
Earnings per share (“EPS”) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of September 30, 2018. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator - basic and diluted
Net income	$1,386	$(230)	$3,940	$7,951
Net income attributable to non-controlling interests	29	(13)	83	293
Net income attributable to common shares	$1,357	$(217)	$3,857	$7,658
Denominator - basic and diluted
Basic weighted average common shares	10,962,529	10,885,095	10,976,030	10,909,141
Common Units (1)	—	—	—	—
Diluted weighted average common shares	10,962,529	10,885,095	10,976,030	10,909,141
Earnings per common share - basic and diluted
Net earnings attributable to common shares	$0.12	$(0.02)	$0.35	$0.70

(1)	The effect of 235,194 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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
Although paid in full on December 14, 2017, on September 27, 2017, the Company, through the OP, entered into a $2.5 million bridge loan with Glenborough Property Partners, LLC, an affiliate of the Advisor (the “Bridge Loan”). The Bridge Loan was scheduled to mature on March 31, 2018, at which point the outstanding balance of the principal and all accrued and unpaid interest would be due and payable. The Bridge Loan incurred interest at an adjustable rate equal to the KeyBank prime rate. Interest was payable monthly in arrears. The Company had the right to prepay the Bridge Loan at any time in whole or in part without premium or penalty. There were no other loan fees or financing coordination fees paid or payable in connection with this loan. During the year ended December 31, 2017, the Company incurred $23 thousand of interest expense related to the Bridge Loan.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Expensed	2018	2017	2018	2017	2018	2017
Financing coordination fees	$—	$—	$30	$—	$—	$—
Asset management fees	187	232	566	667	—	—
Reimbursement of operating expenses	35	73	116	173	—	—
Property management fees	56	81	203	280	24	21
Disposition fees	79	—	133	430	—	—
Total	$357	$386	$1,048	$1,550	$24	$21

Capitalized
Acquisition fees	$—	$—	$46	$194	$—	$—
Leasing fees	—	80	4	145	—	—
Legal leasing fees	—	35	8	86	—	—
Construction management fees	12	19	17	19	—	—
Financing coordination fees	44	107	226	814	—	—
Total	$56	$241	$301	$1,258	$—	$—
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
For the three and nine months ended September 30, 2018 and 2017, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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
Related-Party Fees Paid by the Unconsolidated Joint Ventures
The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. For the three months ended September 30, 2018 and 2017, the SGO Joint Venture recognized related party fees and reimbursements of $62 thousand and $58 thousand, respectively. For each of the nine months ended September 30, 2018 and 2017, the SGO Joint Venture recognized related party fees and reimbursements of $0.2 million. For the three months ended September 30, 2018 and 2017, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.1 million and $0.2 million, respectively. For the nine months ended September 30, 2018 and 2017, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.6 million and $0.5 million, respectively.The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.

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
14. SUBSEQUENT EVENTS
Distributions
On August 9, 2018, the Company’s board of directors declared a third quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of September 30, 2018. The distribution was paid on October 31, 2018.
Variable Interest Entities
On October 23, 2018, the Company made an additional contribution of approximately $0.2 million to the Wilshire Joint Venture.
On October 26, 2018, the Company made an additional contribution of approximately $1.0 million to the Sunset & Gardner Joint Venture.
Mortgage Loans Secured by Properties Under Development
On October 29, 2018, the Company refinanced its initial financing (outstanding balance of $9.7 million at the time of refinancing) with a new loan from Lone Oak Fund LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and bears an interest rate of 6.9% per annum. The Sunset & Gardner Loan is scheduled to mature on October 31, 2019. The Sunset & Gardner Joint Venture used working capital funds to repay the $1.0 million difference between the new loan and the prior maturing loan.

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
Special Note Regarding Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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
Property Portfolio
As of September 30, 2018, our property portfolio included 9 retail properties, including one property held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 233,000 square feet of multi-tenant, commercial retail space located in three states. We purchased our properties for an aggregate purchase price of approximately $66.7 million. As of September 30, 2018 and December 31, 2017, approximately 89% and 96% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 6.1 years and 7.0 years, respectively.

(dollars in thousands)		Rentable Square Feet (1)	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price (4) (5)
Property Name	Location
Topaz Marketplace	Hesperia, CA	43,199	80%	$20.34	9/23/2011	$11,880
Shops at Turkey Creek	Knoxville, TN	16,324	61%	44.76	3/12/2012	4,300
400 Grove Street	San Francisco, CA	2,000	100%	60.00	6/14/2016	2,890
8 Octavia Street	San Francisco, CA	3,640	47%	43.95	6/14/2016	2,740
Fulton Shops	San Francisco, CA	3,758	100%	56.78	7/27/2016	4,595
450 Hayes	San Francisco, CA	3,724	100%	89.82	12/22/2016	7,567
388 Fulton	San Fancisco, CA	3,110	100%	64.22	1/4/2017	4,195
Silver Lake	Los Angeles, CA	10,497	100%	64.85	1/11/2017	13,300
		86,252				51,467

Property Held for Sale
Florissant Marketplace	Florissant, MO	146,257	95%	10.26	5/16/2012	15,250
		232,509				$66,717

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of September 30, 2018.

(3)
Effective rent per square foot is calculated by dividing the annualized September 2018 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)	The original purchase price for Topaz Marketplace was reduced to reflect a pad sale during the second quarter of 2018.

Properties Under Development
As of September 30, 2018, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Wilshire Property	Santa Monica, CA	June, 2019	12,500	$8,750
Sunset & Gardner Property	Hollywood, CA	January, 2021	37,000	9,700
Total			49,500	$18,450
Unconsolidated Joint Ventures
As of September 30, 2018, our portfolio included investments in two unconsolidated joint ventures, which own, in aggregate, six retail centers, comprising an aggregate of approximately 532,000 square feet and located in two states.
Results of Operations
Comparison of the three and nine months ended September 30, 2018, versus the three and nine months ended September 30, 2017.
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Rental revenue and reimbursements	$1,516	$2,219	$(703)	(31.7)%
Operating and maintenance expenses	660	848	(188)	(22.2)%
General and administrative expenses	421	483	(62)	(12.8)%
Depreciation and amortization expenses	483	653	(170)	(26.0)%
Transaction expense	7	—	7	100.0%
Interest expense	147	449	(302)	(67.3)%
Operating loss	(202)	(214)	12	(5.6)%
Other income, net	1,583	(19)	1,602	(8,431.6)%
Income taxes	5	3	2	66.7%
Net income (loss)	$1,386	$(230)	$1,616	(702.6)%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Rental revenue and reimbursements	$5,103	$7,084	$(1,981)	(28.0)%
Operating and maintenance expenses	1,925	2,554	(629)	(24.6)%
General and administrative expenses	1,317	1,478	(161)	(10.9)%
Depreciation and amortization expenses	1,182	2,439	(1,257)	(51.5)%
Transaction expense	39	85	(46)	(54.1)%
Interest expense	667	1,505	(838)	(55.7)%
Operating loss	(27)	(977)	950	(97.2)%
Other income, net	3,986	9,027	(5,041)	(55.8)%
Income taxes	(19)	(99)	80	(80.8)%
Net income	$3,940	$7,951	$(4,011)	(50.4)%
Our results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of those expected in future periods.

Revenue
The decrease in revenue during the three and nine months ended September 30, 2018, compared to the same periods in 2017, was primarily due to the sales of Woodland West Marketplace in April 2017, Cochran Bypass in October 2017, Morningside Marketplace in November 2017, a portion of Topaz Marketplace in June 2018, and Ensenada Square in July 2018.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three and nine months ended September 30, 2018, when compared to the same periods in 2017, which corresponds to the decrease in revenue.
General and administrative expenses
General and administrative expenses decreased during the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to lower asset management fees, lower audit fees and lower professional tax fees, all corresponding to the decrease in portfolio size.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the three and nine months ended September 30, 2018, compared to the same periods in 2017, primarily due to the classification of Florissant Marketplace as held for sale during the fourth quarter of 2017. The sales of a portion of Ensenada Square, Topaz Marketplace, Cochran Bypass and Morningside Marketplace also contributed to the decrease.
Transaction expense
Transaction expense incurred during the nine months ended September 30, 2018, as compared to the same period in 2017 was primarily due to payment of financing fees related to the extension of a loan held by one of our unconsolidated joint ventures.
Interest expense
Interest expense decreased during the three and nine months ended September 30, 2018, compared to the same periods in 2017, due to decreases in debt balances as a result of using the proceeds from property dispositions activities to repay debt.
Other income (loss), net
Other income, net for the three months ended September 30, 2018, primarily consisted of approximately $1.3 million related to the gain on sale of Ensenada Square in July 2018.
Other income, net for the nine months ended September 30, 2018, primarily consisted of approximately $3.7 million related to the gain on sale of a portion of Topaz Marketplace in June 2018 and Ensenada Square in July 2018. Other income, net for the nine months ended September 30, 2017, primarily consisted of approximately $9.1 million related to the gain on sale of Pinehurst Square East in January 2017 and Woodland West Marketplace in April 2017, as well as the recognition of deferred gain resulting from the first quarter of 2017 sale by SGO Retail Acquisitions Venture, LLC (“SGO Joint Venture”) of Aurora Commons.
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
As of September 30, 2018, our cash and cash equivalents were approximately $2.8 million and our restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs) was approximately $0.3 million. For properties with lender reserves, we may draw upon such reserves to fund the specific needs for which the funds were established.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2018 and December 31, 2017, our borrowings were approximately 80.7% and 93.7%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change
Net cash provided by (used in):
Operating activities	$1,657	$2,466	$(809)
Investing activities	5,444	11,664	(6,220)
Financing activities	(7,855)	(14,163)	6,308
Net decrease in cash, cash equivalents and restricted cash	$(754)	$(33)
Cash Flows from Operating Activities
The decrease in cash flows from operating activities was primarily due to a significant decrease in deposit balances resulting from the closing of the acquisitions of 388 Fulton and Silver Lake during the first quarter of 2017.
Cash Flows from Investing Activities
Cash flows from investing activities during the nine months ended September 30, 2018, primarily consisted of proceeds from the disposition of a portion of Topaz Marketplace and Ensenada Square of approximately $9.3 million, partially offset by our aggregate additional $3.1 million investments in the Wilshire and Sunset & Gardner Joint Ventures. Cash flows from investing activities during the nine months ended September 30, 2017, primarily consisted of proceeds from the disposition of Pinehurst Square East and Woodland West Marketplace of approximately $32.4 million, partially offset by our aggregate $17.8 million in acquisitions of 388 Fulton and Silver Lake in January 2017.
Cash Flows from Financing Activities
Cash flows used in financing activities during the nine months ended September 30, 2018, primarily consisted of repayment of our debt balances and our quarterly dividend payments of approximately $20.8 million and $2.0 million, respectively, partially offset by proceeds of approximately $16.0 million from proceeds from loans and draws on our line of credit. Cash flows used in financing activities during the nine months ended September 30, 2017, primarily consisted of repayment of our debt balances of approximately $42.0 million, partially offset by proceeds of approximately $29.7 million from draws on our line of credit.
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
Mortgage Loans Secured by Properties Under Development
During the three months ended September 30, 2018, we refinanced and repaid our initial financing (outstanding balance of $8.5 million at the time of refinancing) with a new loan from Lone Oak Fund LLC (the “Wilshire Loan”). The Wilshire Loan has a principal balance of approximately $8.8 million, and bears an interest rate of 6.9% per annum, payable monthly, commencing on September 1, 2018. The Wilshire Loan is scheduled to mature on September 30, 2019. The Wilshire Loan is secured by, a first Deed of Trust on the property.
In connection with our investment in the Sunset & Gardner Joint Venture and the acquisition of the Sunset & Gardner Property, we have consolidated borrowings of $9.7 million (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan bears interest at a rate of 9.25% plus 30-day LIBOR with a minimum of 9.5% per annum, payable monthly, commencing on April 1, 2016. The loan was scheduled to mature on January 27, 2017, with an option to extend for an additional six-month period, subject to certain conditions as stated in the loan agreement. Those conditions were not met, but we negotiated a six month extension of the term on January 27, 2017 to mature on July 27, 2017. We negotiated a nine month extension of the term on July 27, 2017. The extension was scheduled to mature on April 27, 2018. On April 23, 2018, we made a mandatory principal payment of $1.0 million. We extended the loan, for an additional six months, effective April 26, 2018. The new maturity date was October 27, 2018. On October 29, 2018, we refinanced and repaid our initial financing with a new loan from Lone Oak Fund LLC, refer to Note 14. “Subsequent Events” to our interim unaudited condensed consolidated financial statements included in this Quarterly Report on form 10-Q for additional information. The loan is secured by, among other things, a lien on the Sunset & Gardner development project and other joint venture collateral as defined in the loan agreement.
Interim Financial Information
The financial information as of and for the period ended September 30, 2018, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and nine months ended September 30, 2018. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the nine months ended September 30, 2018 and 2017, our total operating expenses did not exceed the 2%/25% Guidelines.
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
The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the nine months ended September 30, 2018 and the year ended December 31, 2017 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/30/2018	$0.06	$659	$14	$673
Second Quarter 2018	6/30/2018	7/31/2018	0.06	658	14	672
Third Quarter 2018	9/30/2018	10/31/2018	0.06	656	14	670
Total				$1,973	$42	$2,015

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Third Quarter 2017	9/30/2017	10/31/2017	0.06	660	16	676
Fourth Quarter 2017	12/31/2017	1/31/2018	0.06	659	14	673
Total				$2,626	$80	$2,706

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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO	2018	2017	2018	2017
Net income	$1,386	$(230)	$3,940	$7,951
Adjustments:
Gain on disposal of assets	(1,293)	—	(3,741)	(9,131)
Adjustment to reflect FFO of unconsolidated joint ventures	(207)	97	(24)	309
Depreciation of real estate	360	503	905	1,725
Amortization of in-place leases and leasing costs	123	150	277	714
FFO attributable to common shares and Common Units (1)	$369	$520	$1,357	$1,568

FFO per share and Common Unit (1)	$0.03	$0.05	$0.12	$0.14

Weighted average common shares and units outstanding (1)	11,197,723	11,290,377	11,211,224	11,325,712

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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the interim unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2018, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.
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
Subsequent Events
Distributions
On August 9, 2018, our board of directors declared a third quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of September 30, 2018. The distribution was paid on October 31, 2018.

Variable Interest Entities
On October 23, 2018, we made an additional contribution of approximately $0.2 million to the Wilshire Joint Venture.
On October 26, 2018, we made an additional contribution of approximately $1.0 million to the Sunset & Gardner Joint Venture.
Mortgage Loans Secured by Properties Under Development
On October 29, 2018, we refinanced our initial financing (outstanding balance of $9.7 million at the time of refinancing) with a new loan from Lone Oak Fund LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and bears an interest rate of 6.9% per annum. The Sunset & Gardner Loan is scheduled to mature on October 31, 2019. The Sunset & Gardner Joint Venture used working capital funds to repay the $1.0 million difference between the new loan and the prior maturing loan.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended September 30, 2018, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
July 2018	—	$—	—	$893,504
August 2018	—	—	—	893,504
September 2018	36,903	6.04	36,903	670,608
Total	36,903		36,903

(1)	All of our purchases of equity securities during the quarter ended September 30, 2018, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through September 30, 2018, we have redeemed 674,040 shares for $4.9 million. The company had no unfulfilled redemption requests during the quarter ended September 30, 2018.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As of the three months ended September 30, 2018, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2018.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ Terri Garnick
Terri Garnick
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Promissory Note with Lone Oak Fund, LLC, dated August 31, 2018	X

10.2	The Purchase and Sale Agreement by and between TNP SRT Portfolio II, LLC and ORDA CORP, dated May 3, 2018	X

10.3	The Purchase and Sale Agreement by and between TNP SRT Portfolio II, LLC, and Polimeni International LLC, dated September 20, 2018	X

10.4
Amendment to the Second Amended and Restated Revolving Credit Agreement among Strategic Realty Operating Partnership, L.P., SRT Secured Holdings, LLC, KeyBank National Association, as administrative agent, and KeyBanc Capital Markets, LLC, as sole lead bookrunner and sole lead arranger, dated September 30, 2018
X

10.5	Fifth Amendment to the Advisory Agreement, dated July 19, 2018		8-K	7/20/2018

10.6	Sixth Amendment to the Advisory Agreement, dated August 2, 2018		8-K	8/3/2018

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X