Form 10-K
period 2018-12-31
Strategic Realty Trust, Inc.
filed 2019-03-19
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
There is no established trading market for the registrant’s common stock. On August 1, 2018, the registrant’s board of directors approved an estimated value per share of the registrant’s common stock of $6.04 per share based on estimated value of the registrant’s real estate assets and the estimated value of the registrant’s tangible other assets less the estimated value of the registrant’s liabilities divided by the number of shares and operating partnership units outstanding, as of April 30, 2018. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of April 30, 2018, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” of this Annual Report on Form 10-K.
As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, 10,705,977 shares of its common stock were held by non-affiliates.
As of March 18, 2019, there were 10,863,299 shares of the registrant’s common stock issued and outstanding.
Documents Incorporated by Reference: Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2019 Annual Meeting of Stockholders.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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

•
A significant portion of our assets are concentrated in one geographic area and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market could affect our operating results and our ability to pay distributions to our stockholders.

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
On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated Share Redemption Program (the “SRP”). The program was previously suspended, effective as of January 15, 2013. Under the SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase by us. For more information regarding our share redemption program, refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Share Redemption Program.” Cumulatively, through December 31, 2018, pursuant to the Original Share Redemption Program and the SRP, we have redeemed 737,255 shares of common stock sold in the Offering and/or the DRIP for approximately $5.3 million.
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
We intend to continue to focus on investments in income-producing retail properties. Specifically, we are focused on acquiring high quality urban retail properties in major west coast markets and building a joint venture platform with institutional investors to invest in value–add retail properties. Our investments may include urban store front retail buildings, free standing single tenant buildings, neighborhood, community, power and lifestyle shopping centers, and multi-tenant shopping centers. We may also invest in real estate loans or real estate-related assets that we believe meet our investment objectives. Our near term goal continues to be the recycling of the portfolio that was held in 2013 when the Advisor first began providing services to us pursuant to the Advisory Agreement by selling the remaining legacy properties. As of December 31, 2018, Topaz Marketplace and Shops at Turkey Creek remained the only legacy properties in the portfolio. We believe that a fully recycled and focused high-quality west coast urban retail portfolio will allow us the opportunity to look at various strategic options in the future.
Investment Portfolio
As of December 31, 2018, our portfolio included eight properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 86,000 square feet of single and multi-tenant commercial retail space located in two states, which we purchased for an aggregate purchase price of approximately $51.5 million. Refer to Item 2, “Properties” for additional information on our portfolio. In addition to the properties, in 2015 we invested in two joint ventures with an institutional partner. These ventures acquired two portfolios comprising 19 properties and approximately 1,447,000 square feet. As of December 31, 2018, these ventures own in aggregate, five properties, comprising an aggregate of approximately 494,000 square feet and located in three states. During the first quarter of 2016, we invested, through joint ventures, in two significant retail projects under development that are expected to be completed in June 2019 and January 2021, respectively.
Borrowing Policies
We use, and may continue to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, real estate-related loans, and other real estate-related assets. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of our indebtedness. As of December 31, 2018, our aggregate outstanding indebtedness, including deferred financing costs, net of accumulated amortization, totaled approximately $34.5 million, or 36.5% of the book value of our total assets.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. The preceding calculation is generally expected to approximate 75% of the aggregate cost of our assets before non-cash reserves and depreciation. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2018 and 2017, our borrowings were approximately 57.5% and 93.0%, respectively, of the book value of our net assets.
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
On August 1, 2018, our board of directors approved an estimated value per share of our common stock of $6.04 per share based on the estimated value of the our real estate assets plus the estimated value of our tangible other assets less the estimated value of our liabilities divided by the number of shares and operating partnership units outstanding, as of April 30, 2018. We provided this estimated value per share to assist broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under the rules of National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”).
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
There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly, or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted the Amended and Restated Share Redemption Program (the “Amended and Restated SRP”), but only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase under the Amended and Restated SRP and the number of shares to be redeemed under the Amended and Restated SRP is limited to the lesser of (i) a total of $3.5 million for redemptions sought upon a stockholder’s death and a total of $1.0 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should be prepared to hold your shares for an indefinite length of time.
You are limited in your ability to sell your shares of common stock pursuant to the Amended and Restated SRP. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid upon subscription.
The Amended and Restated SRP may provide you with an opportunity to have your shares of common stock redeemed by us. However, our share redemption program contains certain restrictions and limitations. Only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase under the Amended and Restated SRP. Further, we limit the number of shares to be redeemed under the Amended and Restated SRP to the lesser of (i) a total of $3.5 million for redemptions sought upon a stockholder’s death and a total of $1.0 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend or terminate the Amended and Restated SRP at any time. Therefore, you may not have the opportunity to make a redemption request prior to a potential termination of the Amended and Restated SRP and you may not be able to sell any of your shares of common stock back to us pursuant to the

Amended and Restated SRP. Moreover, if you do sell your shares of common stock back to us pursuant to the Amended and Restated SRP, you may not receive the price you paid for any shares of our common stock being redeemed.
Distributions are not guaranteed, may fluctuate, and may constitute a return of capital or taxable gain from the sale or exchange of property.
From August 2009 to December 2012, our board of directors declared monthly cash distributions. Due to short-term liquidity issues and defaults under certain of our loan agreements, effective January 15, 2013, our board of directors determined to pay future distributions on a quarterly basis (as opposed to monthly). However, our board of directors did not declare or pay a distribution for the first three quarters of 2013. On December 9, 2013, our board of directors re-established a quarterly distribution that has continued through 2018. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions” for additional information regarding distributions.
The actual amount and timing of any future distributions will be determined by our board of directors and typically will depend upon, among other things, the amount of funds available for distribution, which will depend on items such as current and projected cash requirements and tax considerations. As a result, our distribution rate and payment frequency may vary from time to time.
To the extent that we are unable to consistently fund distributions to our stockholders entirely from our cash flow from operations, the value of your shares upon a listing of our common stock, the sale of our assets or any other liquidity event will likely be reduced. Further, if the aggregate amount of cash distributed in any given year exceeds the amount of our “REIT taxable income” generated during the year, the excess amount will either be (1) a return of capital or (2) gain from the sale or exchange of property to the extent that a stockholder’s basis in our common stock equals or is reduced to zero as the result of our current or prior year distributions. In addition, to the extent we make distributions to stockholders with sources other than cash flow from operations, the amount of cash that is distributed from such sources will limit the amount of investments that we can make, which will in turn negatively impact our ability to achieve our investment objectives and limit our ability to make future distributions.
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
As of December 31, 2018, we owned eight properties, each of which is a retail property and the majority of which have multiple tenants. The joint ventures in which we have invested also own retail centers. The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our retail center is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.
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
Certain of our tenants account for a meaningful portion of the gross leasable area of our portfolio and/or our annual minimum rent, and the inability of these tenants to make contractual rent payments to us could expose us to potential losses in rental revenue, expense recoveries, and percentage rent.
A concentration of credit risk may arise in our business when a nationally or regionally-based tenant is responsible for a substantial amount of rent in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. As of December 31, 2018, Clover Juice, Connor Concepts, Inc., and Western Sizzling each accounted for more than 10% of our annual minimum rent.
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
Because of the concentration of a significant portion of our assets in one geographic area and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market could affect our operating results and our ability to pay distributions to our stockholders
As of December 31, 2018, 36.1% of our annual minimum rent was derived from properties in San Francisco, California with an additional 52.7% of our annual minimum rent coming from properties located in other California cities. In addition, our two development projects are in California. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California real estate markets. In addition, the majority of our real estate properties consists of urban retail properties. Any adverse economic or real estate developments in the San Francisco or broader California geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for urban retail space could adversely affect our operating results and our ability to pay distributions to our stockholders.

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
We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2018, our aggregate borrowings did not exceed 300% of the value of our net assets. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Property Portfolio
As of December 31, 2018, our property portfolio included eight retail properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 86,000 square feet of multi-tenant, commercial retail space located in two states. We purchased our properties for an aggregate purchase price of approximately $51.5 million. As of December 31, 2018 and December 31, 2017, approximately 90% and 96% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 5.9 years and 7.0 years, respectively.

(dollars in thousands)		Rentable Square Feet (1)	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price (4) (5)
Property Name	Location
Topaz Marketplace	Hesperia, CA	43,199	100%	$21.53	9/23/2011	$11,880
Shops at Turkey Creek	Knoxville, TN	16,324	61%	29.59	3/12/2012	4,300
400 Grove Street	San Francisco, CA	2,000	100%	60.00	6/14/2016	2,890
8 Octavia Street	San Francisco, CA	3,640	47%	43.95	6/14/2016	2,740
Fulton Shops	San Francisco, CA	3,758	100%	56.78	7/27/2016	4,595
450 Hayes	San Francisco, CA	3,724	100%	93.08	12/22/2016	7,567
388 Fulton	San Francisco, CA	3,110	100%	64.22	1/4/2017	4,195
Silver Lake	Los Angeles, CA	10,497	100%	64.85	1/11/2017	13,300
		86,252				$51,467

(1)	Square feet includes improvements made on ground leases at the property.

(2)	Percentage is based on leased rentable square feet of each property as of December 31, 2018.

(3)
Effective rent per square foot is calculated by dividing the annualized December 2018 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)	The original purchase price for Topaz Marketplace was reduced to reflect a pad sale during the second quarter of 2018.

Lease Expirations
The following table reflects the timing of tenant lease expirations at our properties, as of December 31, 2018 (dollar amounts in thousands):

Year of Expiration (1)	Number of Leases Expiring	Annualized Base Rent (2)	Percent of Portfolio Annualized Base Rent Expiring	Square Feet Expiring
2019	—	$—	—%	—
2020	6	426	16.1	11,514
2021	4	161	6.1	8,622
2022	1	18	0.7	1,012
2023	2	321	12.2	11,417
2024	5	268	10.1	8,010
2025	1	413	15.6	6,549
2026	4	231	8.7	10,099
2027	2	191	7.2	8,834
Thereafter	3	615	23.3	11,890
Total	28	$2,644	100.0%	77,947

(1)	Represents the expiration date of the lease as of December 31, 2018, and does not take into account any tenant renewal options.

(2)
Annualized base rent represents annualized contractual base rent as of December 31, 2018. These amounts do not include other items such as tenant concession (e.g. free rent), percentage rent and expense recoveries.

Based on our forecasts, the estimated market rents in 2020 are expected to be approximately 8% lower than the expiring rents in 2020.
Properties Under Development
As of December 31, 2018, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Wilshire Property	Santa Monica, CA	August, 2019	12,500	$8,750
Sunset & Gardner Property	Hollywood, CA	January, 2021	37,000	8,700
Total			49,500	$17,450
Concentration of Credit Risk
A concentration of credit risk arises in our business when a tenant occupies a substantial amount of space in properties owned by us or accounts for a substantial amount of annual revenue. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of our credit risk. As of December 31, 2018, Clover Juice, Connor Concepts, Inc., and Western Sizzling each accounted for more than 10% of our annual minimum rent. Clover Juice is a healthy juice company based in Los Angeles, California. Connor Concepts, Inc. is a parent company of The Chop House and Connors Steak & Seafood, a chain of restaurants across the Southeast. Western Sizzling is a chain of retail buffet restaurants and steakhouses based in Roanoke, Virginia. No other tenant accounted for 10% or more of our annual minimum rent.

2018 Property Dispositions
On December 20, 2018, we consummated the disposition of Florissant Marketplace, located in Florissant, Missouri, for a sales price of approximately $16.0 million in cash. The net proceeds were used to pay down amounts outstanding under our line of credit.
On July 17, 2018, we consummated the disposition of Ensenada Square, located in Arlington, Texas, for a sales price of approximately $5.8 million in cash. The net proceeds were used to pay down amounts outstanding under our line of credit.
On June 21, 2018, we consummated the disposition of a portion of Topaz Marketplace, located in Hesperia, California, for a sales price of approximately $4.2 million in cash. The net proceeds were used to pay down amounts outstanding under our line of credit.
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
On August 1, 2018, our board of directors approved an estimated value per share of our common stock of $6.04 per share based on the estimated value of our real estate assets and the estimated value of our tangible other assets less the estimated value of our liabilities divided by the number of shares and operating partnership units outstanding, as of April 30, 2018. We are providing this estimated value per share to assist broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under National Association of Securities Dealers Conduct Rule 2340 as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation with an effective date of April 30, 2018 was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs , issued by the Investment Program Association (“IPA”) in April 2013.
Our independent directors are responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was determined after consultation with SRT Advisor, LLC (the “Advisor”) and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the board of directors, including all of its independent members. Stanger prepared individual appraisal reports (individually an “Appraisal Report”; collectively the “Appraisal Reports”), summarizing key inputs and assumptions, on 17 of the 19 properties in which we wholly owned or owned an interest in as of April 30, 2018 (the “Appraised Properties”). Stanger also prepared a net asset value report (the “NAV Report”) which estimates the net asset value per share of our stock as of April 30, 2018. The NAV Report relied upon: (i) the Appraisal Reports for the Appraised Properties; (ii) the book value as of April 30, 2018 for the Sunset & Gardner and Wilshire properties (the “Development Properties”); (iii) Stanger's estimated value of our mortgage loans payable and other debt; (iv) Stanger's valuation of our unconsolidated joint venture interests; and (v) the Advisor's estimate of the value of our other assets and liabilities as of April 30, 2018, to calculate an estimated net asset value per share of our common stock.
Upon the board of directors’ receipt and review of Stanger’s Appraisal Reports and NAV Report, and in light of other factors considered, the board of directors, including the independent directors, approved $6.04 per share as the estimated value of our common stock as of April 30, 2018, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of April 30, 2018:
Strategic Realty Trust, Inc. and Subsidiaries
Estimated Value Per Share
(in thousands, except shares and per share amounts)
(unaudited)

Assets
Investments in real estate, net	$79,030
Properties under development and development costs	37,548
Cash, cash equivalents and restricted cash	1,822
Prepaid expenses and other assets, net	354
Tenants receivables, net	229
Investments in unconsolidated joint ventures	3,440
Deferred costs and intangibles, net	169
Total assets	122,592

Liabilities
Notes payable and line of credit	(53,656)
Accounts payable and accrued expenses	(846)
Other liabilities	(389)
Total liabilities	(54,891)

Stockholders’ equity	$67,701

Shares and OP units outstanding	11,213,320

Estimated value per share	$6.04

Methodology and Key Assumptions
Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what we deem to be appropriate valuation methodologies and assumptions and a process that is in compliance with the valuation guidelines established by the IPA.
FINRA’s current rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets less its liabilities according to U.S. generally accepted accounting principles (“GAAP”), nor does it represent a liquidation value of our assets and liabilities or the amount our shares of common stock would trade at on a national securities exchange. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt.

The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Stanger was selected by the Advisor and approved by our independent directors and board of directors to appraise the 17 Appraised Properties in which we wholly own or own an interest in with a valuation date of April 30, 2018. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of the Appraised Properties. The Appraisal Reports were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Each Appraisal Report was reviewed, approved and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the Appraisal Reports are subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing the Appraisal Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
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
Real Estate Valuation
As described above, we engaged Stanger to provide an appraisal of the Appraised Properties consisting of 17 of the 19 properties in our portfolio (including properties owned through joint ventures), as of April 30, 2018. In preparing the Appraisal Reports, Stanger, among other things:

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

•
reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer's criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.

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
The Development Properties were included in the NAV Report at their respective book values as of April 30, 2018. As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with such property.
As of April 30, 2018, we wholly owned 10 real estate assets which were all appraised by Stanger. The total acquisition cost of the 10 wholly owned properties as appraised by Stanger was $71,742,000 excluding acquisition fees and expenses. In addition, as of June 30, 2018, we had invested $1,278,000 in capital and tenant improvements on these 10 real estate assets since inception. As of April 30, 2018, the total appraised value of the 10 wholly owned appraised properties was $79,030,000. The total appraised real estate value of those 10 properties as of April 30, 2018 compared to the total acquisition cost of our 10 real estate properties plus subsequent capital improvements through June 30, 2018, results in an overall increase in the real estate value of those 10 properties of approximately $6,010,000 or approximately 8.23%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised value of our Appraised Properties:

	Range	Weighted Average
Terminal capitalization rate	4.25% - 9.50%	7.25%
Discount rate	5.00% - 10.50%	8.01%
Income and expense growth rate	3.00%	3.00%
Projection period	10.0 Years - 14.0 Years	10.3 Years
As of April 30, 2018, we owned an interest in one property through a joint venture (the “Joint Venture Property”) between a wholly owned subsidiary of us, Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P., and GLB SGO, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (the “Joint Venture”). Stanger valued the Joint Venture using the terms of the joint venture agreement relating to the allocation of the economic interests between us and our joint venture partners, as applied to a 10-year discounted cash flow analysis derived from the Appraisal Report of the Joint Venture Property and the terms of liabilities encumbering the Joint Venture Property and other fees and expenses of the Joint Venture. Our interest in the Joint Venture was included in the NAV Report based on a 15.0%

discount rate applied to the projected cash flows. For more information regarding the Joint Venture, please see our Current Report on Form 8-K, filed with the SEC on March 17, 2015.
As of April 30, 2018, we owned an interest in six properties (the “MN Joint Venture Properties”) through a joint venture between our wholly owned subsidiary, MN Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P., and GLB SGO MN, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (the “MN Joint Venture”).
The fair market value of our interest in the MN Joint Venture Properties was estimated by using the terms of the MN Joint Venture Agreement relating to the allocation of the economic interests between us and our joint venture partners, as applied to a 10-year discounted cash flow analysis derived from the Appraisal Report for each of the MN Joint Venture Properties and the terms of liabilities encumbering the MN Joint Venture Properties and other fees and expenses of the MN Joint Venture. Our interest in the MN Joint Venture Properties was included in the NAV Report based on a 15.0% discount rate applied to the projected cash flows. For more information regarding the MN Joint Venture, please see our Current Report on Form 8-K, filed with the SEC on October 6, 2015.
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease 25 Basis Points	Increase 25 Basis Points	Decrease 5.0%	Increase 5.0%
Terminal capitalization rates	$0.17	$(0.15)	$0.26	$(0.18)
Discount rates	0.18	(0.11)	0.24	(0.17)
Notes Payable
Values for mortgage loans were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes (i.e. age, location, etc.). The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for our consolidated mortgage loans ranged from 4.17% to 11.58%.
As of April 30, 2018, Stanger’s estimate of fair value and carrying value of our consolidated notes payable were $53.7 million. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 1.3 years, was approximately 6.6%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Adjustment to Discount Rates
	+25 Basis Points	-25 Basis Points	+5%	-5%
Estimated fair value	$53,636	$53,681	$53,607	$53,709
Weighted average discount rate	6.7%	6.6%	6.8%	6.4%
Change in value per share	$—	$—	$—	$—
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
Limitations of Estimated Value Per Share
As mentioned above, we are providing this estimated value per share to assist broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a shareholder would be able to resell his or her shares at this estimated value;

•	a shareholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of us;

•	our shares of common stock would trade at the estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize the Advisor and/or an independent valuation firm to update the estimated value per share in 2019, in accordance with the recommended IPA guidelines.
Stockholder Information
As of March 18, 2019, we had 10,863,299 shares of our common stock outstanding held by a total of approximately 2,982 stockholders. The number of stockholders is based on the records of our transfer agent.
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

The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the years ended December 31, 2018 and December 31, 2017 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/30/2018	$0.06	$659	$14	$673
Second Quarter 2018	6/30/2018	7/31/2018	0.06	658	14	672
Third Quarter 2018	9/30/2018	10/31/2018	0.06	656	14	670
Fourth Quarter 2018	12/31/2018	1/31/2019	0.06	652	14	666
Total				$2,625	$56	$2,681

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Third Quarter 2017	9/30/2017	10/31/2017	0.06	660	16	676
Fourth Quarter 2017	12/31/2017	1/31/2018	0.06	659	14	673
Total				$2,626	$80	$2,706

Share Redemption Program
On April 1, 2015, our board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “SRP”). Under the SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase by us. Under the current SRP, as amended to date, the number of shares to be redeemed is limited to the lesser of (i) a total of $3.5 million for redemptions sought upon a stockholder’s death and a total of $1.0 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the number of shares of our common stock outstanding during the prior calendar year. Share repurchases pursuant to the SRP are made at our sole discretion. We reserve the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the SRP.
The redemption price for shares that are redeemed is 100% of our most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or disability.
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

During the year ended December 31, 2018, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
January 2018	—	$—	—	$1,050,393
February 2018	—	—	—	1,050,393
March 2018	10,312	6.27	10,312	985,737
April 2018	—	—	—	985,737
May 2018	—	—	—	985,737
June 2018	14,710	6.27	14,710	893,504
July 2018	—	—	—	893,504
August 2018	—	—	—	893,504
September 2018	36,903	6.04	36,903	670,608
October 2018	—	—	—	670,608
November 2018	3,615	6.04	3,615	648,772
December 2018	59,599	6.04	59,599	288,793
Total	125,139		125,139

(1)	All of our purchases of equity securities during the year ended December 31, 2018, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through December 31, 2018, we have redeemed 737,255 shares for $5.3 million. The company had no unfulfilled redemption requests during the year ended December 31, 2018.
Unregistered Sales of Equity Securities and Use of Offering Proceeds
During the year ended December 31, 2018, we did not issue any securities that were not registered under the Securities Act.
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
As used herein, the terms “we,” “our,” “us,” and “Company” refer to Strategic Realty Trust, Inc., and, as required by context, Strategic Realty Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership” or “OP”, and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock.
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

On November 4, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) for our initial public offering of up to 100,000,000 shares of our common stock at $10.00 per share in our primary offering and up to 10,526,316 shares of our common stock to our stockholders at $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”) (collectively, the “Offering”). On August 7, 2009, the SEC declared our registration statement effective and we commenced our Offering. On February 7, 2013, we terminated our Offering and ceased offering shares of our common stock in our primary offering and under our DRIP.
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
On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated Share Redemption Program (the “SRP”). The program was previously suspended, effective as of January 15, 2013. For more information regarding our share redemption program, refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Share Redemption Program.” Cumulatively, through December 31, 2018, we have redeemed 737,255 shares of common stock sold in the Offering for approximately $5.3 million.
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
Market Outlook - Real Estate and Real Estate Finance Markets
Retail net absorption in 2018 was 73.2 million square feet, according to CoStar, as compared to deliveries of 71.4 million square feet, with 82.3 million square feet still under construction. This lowered CoStar’s reported vacancy rate to 4.3%. CoStar’s average quoted rental rates trended up, ending the year at $17.06 per square foot, an increase of 4.2% from a year earlier. Vacant sublease space increased from 17.0 million square feet to 18.5 million square feet at year end.
Data from the U.S. Department of Commerce showed pressure from online retailers grew as e-commerce sales increased to 9.8% of total sales in Q3 2018, compared to 9.1% a year before. Overall retail sales grew at 4-5% during 2018, with e-commerce sales outpacing traditional in-store sales. However, JLL noted that “Online retailers are opening stores and well-executed physical stores boosts retailers’ revenues”. JLL also reported, buy online, pick up in-store (“BOPIS”) is on the rise; Cyber Monday BOPIS surged 65.0% over 2017, suggesting that omni-channel retailers are winning out.
Publicly traded real estate investment trusts (“REITs”) in the shopping center and mall sectors showed losses for 2018 with shopping REITs posting total return losses of 13.95% and malls posting total return losses of 26.23%, while the overall REIT market saw total return profits of 8.43% according to KeyBanc Capital Markets.
According to CoStar, sales prices for retail properties sold during the first nine months of 2018 were $19.5 billion, down from $20.5 billion during the same period in 2017, and average cap rates rose from 7.09% in 2017 to 7.29% in 2018.
2018 Significant Events
Property Dispositions
On December 20, 2018, we consummated the disposition of Florissant Marketplace, located in Florissant, Missouri, for a sales price of approximately $16.0 million in cash. The net proceeds were used to repay $15.3 million of outstanding balance on our line of credit.
On July 17, 2018, we consummated the disposition of Ensenada Square, located in Arlington, Texas, for a sales price of approximately $5.8 million in cash. The net proceeds were used to repay $5.3 million of the outstanding balance on our line of credit.

On June 21, 2018, we consummated the disposition of a portion of Topaz Marketplace, located in Hesperia, California, for a sales price of approximately $4.2 million in cash. The net proceeds were used repay $4.0 million of the outstanding balance on our line of credit.
Share Redemption under the Share Redemption Program
During the year ended December 31, 2018, we redeemed 125,139 shares of common stock for $0.8 million under the SRP at an average price of $6.09 per share.
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
In May 2014, the Financial Accounting Standards Board issued ASU 2014-09. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. As our revenues are primarily generated through leasing arrangements, our revenues fall out of the scope of this standard. Effective January 1, 2018, we applied the provisions of Accounting Standards Codification 610-20, Gains and Losses From the Derecognition of Nonfinancial Assets (“ASC 610-20”), for gains on sale of real estate, and recognize any gains at the time control of a property is transferred and when it is probable that substantially all of the related consideration will be collected. As a result of adopting ASC 610-20, using the modified retrospective method, the sales criteria in ASC 360, Property, Plant, and Equipment, no longer applied. As such, we recognized $0.7 million of deferred gains relating to sales of properties to the SGO Joint Venture through a cumulative effect adjustment to accumulated deficit. Other than the cumulative effect adjustment relating to such deferred gains, the adoption of Accounting Standards Codification 606, Revenue From Contracts with Customers (“ASC 606”) and ASC 610-20 did not have an impact on our consolidated financial statements.
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

Depreciation and amortization is computed using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 30 years
Tenant improvements	1 - 15 years
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
We did not record any impairment loss on our investments in real estate and related intangible assets during the years ended December 31, 2018 and 2017. Refer to Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the methodologies used to estimate fair value of the investments in real estate.
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
Our tax returns remain subject to examination and consequently, the taxability of our distributions is subject to change.

Portfolio Investments
As of December 31, 2018, our portfolio included:

•	Investments in two consolidated joint ventures, which own property under development in the Los Angeles, California area that are expected to comprise 49,500 square feet upon completion.

•	Investments in two unconsolidated joint ventures, which own, in aggregate, five retail centers, comprising an aggregate of approximately 494,000 square feet and located in four states.

•	Eight retail properties, comprising an aggregate of approximately 86,000 square feet of single- and multi-tenant, commercial retail space located in two states.
Results of Operations
As of December 31, 2018 and 2017, approximately 90% and 96% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 5.9 years and 7.0 years, respectively. In 2018, there were three property dispositions. In 2017, there were two property acquisitions and four property dispositions.
Leasing Information
Committed tenant improvement costs and leasing commissions for new leases during the year ended December 31, 2018 were $60.79 per square foot and $7.92 per square foot, respectively. Committed tenant improvement costs and leasing commissions for new leases during the year ended December 31, 2017 were $16.91 per square foot and $7.29 per square foot, respectively. The following table provides information regarding our leasing activity for the year ended December 31, 2018 for properties we held as of December 31, 2018.

Total Vacant Rentable Sq. Feet at	Lease Expirations in 2018	New Leases in 2018	Lease Renewals in 2018	Total Vacant Rentable Sq. Feet at	Tenant Retention Rate in
December 31, 2017	(Sq. Feet)	(Sq. Feet)	(Sq. Feet)	December 31, 2018	2018
11,425	7,681	730	—	18,376	—%
Comparison of the year ended December 31, 2018, versus the year ended December 31, 2017.
The following table provides summary information about our results of operations for the years ended December 31, 2018 and 2017 (amounts in thousands):

	Year Ended December 31,
	2018	2017	$ Change	% Change
Rental revenue and reimbursements	$6,751	$9,035	$(2,284)	(25.3)%
Operating and maintenance expenses	2,426	3,257	(831)	(25.5)%
General and administrative expenses	1,748	1,979	(231)	(11.7)%
Depreciation and amortization expenses	1,560	2,848	(1,288)	(45.2)%
Transaction expense	39	85	(46)	(54.1)%
Interest expense	887	1,824	(937)	(51.4)%
Operating income (loss)	91	(958)	1,049	(109.5)%
Other income, net	8,161	9,995	(1,834)	(18.3)%
Income taxes	75	(181)	256	(141.4)%
Net income	$8,327	$8,856	$(529)	(6.0)%
Our results of operations for the year ended December 31, 2018, are not necessarily indicative of those expected in future periods.

Revenue
The decrease in revenue during the year ended December 31, 2018, compared to the same period in 2017, was primarily due to the sales of Woodland West Marketplace in April 2017, Cochran Bypass in October 2017, Morningside Marketplace in November 2017, a portion of Topaz Marketplace in June 2018, and Ensenada Square in July 2018.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the year ended December 31, 2018, when compared to the same period in 2017, which corresponds to the decrease in revenue.
General and administrative expenses
General and administrative expenses decreased during the year ended December 31, 2018, compared to the same period in 2017, primarily due to lower asset management fees, lower audit fees, and lower professional tax fees all corresponding to the decrease in portfolio size.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the year ended December 31, 2018, compared to the same period in 2017, primarily due to the classification of Florissant Marketplace as held for sale during the fourth quarter of 2017. The sales of Ensenada Square, a portion of Topaz Marketplace, Cochran Bypass and Morningside Marketplace also contributed to the decrease.
Transaction expense
Transaction fees incurred during the year ended December 31, 2018 were primarily due to payment of financing fees related to the extension of a loan held by one of our unconsolidated joint ventures. Transaction fees incurred during the year ended December 31, 2017 related to acquisition fees for properties acquired prior to January 1, 2017, as well as disposition fees related to sales of properties by one of our unconsolidated joint ventures.
Interest expense
Interest expense decreased during the year ended December 31, 2018, compared to the same period in 2017, due to decreases in debt balances as a result of using the proceeds from property dispositions activities to repay debt.
Other income (loss), net
Other income, net for the year ended December 31, 2018, primarily consisted of approximately $7.9 million related to the gains on sales of a portion of Topaz Marketplace in June 2018, Ensenada Square in July 2018, and Florissant Marketplace in December 2018. Other income, net for the year ended December 31, 2017, primarily consisted of approximately $11.6 million related to the gain on sales of Pinehurst Square East in January 2017, Woodland West Marketplace in April 2017, Cochran Bypass in October 2017 and Morningside Marketplace in November 2017, as well as the recognition of deferred gain resulting from the first quarter of 2017 sale by SGO Retail Acquisitions Venture, LLC (“SGO Joint Venture”) of Aurora Commons.
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
In 2017, we estimated that we could owe Alternative Minimum Tax totaling approximately $0.1 million and this amount was accrued and included in expense as of December 31, 2017. During the year ended December 31, 2018, we finalized our calculation of taxes owed for 2017, which was less than the recorded accrual, resulting in a reversal of $47 thousand and a refund of $40 thousand.
Liquidity and Capital Resources
Since our inception, our principal demand for funds has been for the acquisition of real estate, the payment of operating expenses and interest on our outstanding indebtedness, the payment of distributions to our stockholders and investments in unconsolidated joint ventures and development properties. On February 7, 2013, we ceased offering shares of our common stock in our primary offering and under our distribution reinvestment plan. As a result of the termination of our Offering, offering proceeds from the sale of our securities are not currently available to fund our cash needs. We have used and expect to continue to use debt financing, net sales proceeds and cash flow from operations to fund our cash needs.

As of December 31, 2018, our cash and cash equivalents were approximately $3.3 million and we had no restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2018 and 2017, our borrowings were approximately 57.5% and 93.7%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (amounts in thousands):

	Year Ended December 31,
	2018	2017	$ Change
Net cash provided by (used in):
Operating activities	$1,849	$2,138	$(289)
Investing activities	20,109	24,243	(4,134)
Financing activities	(22,513)	(30,337)	7,824
Net decrease in cash, cash equivalents and restricted cash	$(555)	$(3,956)
Cash Flows from Operating Activities
The decrease in cash flows from operating activities was primarily due to the 2017 cash flows including a significant decrease in deposit balances resulting from the closing of the acquisitions of 388 Fulton and Silver Lake during the first quarter of 2017.
Cash Flows from Investing Activities
Cash flows from investing activities during the year ended December 31, 2018, primarily consisted of proceeds from the disposition of a portion of Topaz Marketplace, Ensenada Square and Florissant Marketplace of approximately $24.7 million, partially offset by our aggregate additional $4.0 million investments in the Wilshire and Sunset & Gardner Joint Ventures. Cash flows from investing activities during the year ended December 31, 2017, primarily consisted of proceeds from the dispositions of Pinehurst Square East and Woodland West Marketplace of approximately $46.6 million, partially offset by our aggregate $17.8 million in acquisitions of 388 Fulton and Silver Lake in January 2017.
Cash Flows from Financing Activities
Cash flows used in financing activities during the year ended December 31, 2018, primarily consisted of repayment of our debt balances and our quarterly dividend payments of approximately $45.8 million and $2.7 million, respectively, partially offset by approximately $27.6 million from loan proceeds and draws on our line of credit. Cash flows used in financing activities during the year ended December 31, 2017, primarily consisted of repayment of our debt balances of approximately $84.1 million, partially offset by proceeds of approximately $60.7 million from draws on our line of credit.
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
Mortgage Loans Secured by Properties Under Development
On August 31, 2018, we refinanced and repaid our initial financing with a new loan from Lone Oak Fund LLC (the “Wilshire Loan”). The Wilshire Loan has a principal balance of approximately $8.8 million, and bears an interest rate of 6.9% per annum, payable monthly, commencing on September 1, 2018. The Wilshire Loan is scheduled to mature on September 30, 2019. We intend to explore all available financing options prior to the loan’s maturity date. The Wilshire Loan is secured by a first Deed of Trust on the property.
As of December 31, 2017, we had borrowings of $8.5 million in connection with our investment in the Wilshire Joint Venture.
On October 29, 2018, we refinanced and repaid our initial financing with a new loan from Lone Oak Fund LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and bears an interest rate of 6.9% per annum. The Sunset & Gardner Loan is scheduled to mature on October 31, 2019. We intend to explore all available financing options prior to the loan’s maturity date. The Sunset & Gardner Loan is secured by a first Deed of Trust on the property.
As of December 31, 2017, we had borrowings of $9.7 million in connection with our investment in the Sunset & Garnder Joint Venture.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2018 and 2017, our total operating expenses did not exceed the 2%/25% Guidelines.
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

Under the terms of the credit facility, we may pay distributions to our stockholders so long as the total amount paid does not exceed certain thresholds specified in the credit facility; provided, however, that we are not restricted from making any distributions necessary in order to maintain our status as a REIT. Our board of directors will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.
Some or all of our distributions have been paid, and in the future may continue to be paid, from sources other than cash flows from operations.
For a presentation of our quarterly distributions declared and paid to our common stockholders and holders of our common units, refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Year Ended December 31,
FFO	2018	2017
Net income	$8,327	$8,856
Adjustments:
Gain on disposal of assets	(7,932)	(11,608)
Adjustment to reflect FFO of unconsolidated joint ventures	65	408
Depreciation of real estate	1,205	2,047
Amortization of in-place leases and leasing costs	355	801
FFO attributable to common shares and Common Units (1)	$2,020	$504

FFO per share and Common Unit (1)	$0.18	$0.04

Weighted average common shares and units outstanding (1)	11,197,910	11,312,042

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

Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the consolidated financial statements in this Annual Report on Form 10-K. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2018 and 2017, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.
Subsequent Events
Distributions
On November 8, 2018, our board of directors declared a fourth quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of December 31, 2018. The distribution was paid on January 31, 2019.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
As of the three months ended December 31, 2018, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2019 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
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
Audit Committee Financial Expert
The information required by this Item is incorporated by reference to the 2019 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Strategic Realty Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
March 19, 2019

We have served as the Company’s auditor since 2013.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Investments in real estate
Land	$15,217	$14,020
Building and improvements	31,697	30,825
Tenant improvements	1,479	1,188
	48,393	46,033
Accumulated depreciation	(3,917)	(2,579)
Investments in real estate, net	44,476	43,454
Properties under development and development costs
Land	25,851	25,851
Buildings	570	585
Development costs	13,813	9,609
Properties under development and development costs	40,234	36,045
Cash, cash equivalents and restricted cash	3,347	3,902
Prepaid expenses and other assets, net	137	200
Tenant receivables, net of $40 and $0 bad debt reserve	1,084	1,007
Investments in unconsolidated joint ventures	2,701	2,705
Lease intangibles, net	1,890	2,061
Assets held for sale	—	20,646
Deferred financing costs, net	736	1,258
TOTAL ASSETS (1)	$94,605	$111,278
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$34,536	$42,223
Accounts payable and accrued expenses	1,224	2,006
Amounts due to affiliates	30	21
Other liabilities	375	387
Liabilities related to assets held for sale	—	13,017
Below-market lease liabilities, net	370	438
Deferred gain on sale of properties to unconsolidated joint venture	—	668
TOTAL LIABILITIES (1)	36,535	58,760
Commitments and contingencies (Note 13)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,863,299 and 10,988,438 shares issued and outstanding at December 31, 2018 and 2017, respectively	110	111
Additional paid-in capital	95,336	96,097
Accumulated deficit	(38,546)	(44,741)
Total stockholders’ equity	56,900	51,467
Non-controlling interests	1,170	1,051
TOTAL EQUITY	58,070	52,518
TOTAL LIABILITIES AND EQUITY	$94,605	$111,278

(1)
As of December 31, 2018 and 2017, includes approximately $40.5 million and $37.2 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $17.3 million and $19.6 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 5. “Variable Interest Entities”.

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2018	2017
Revenue:
Rental and reimbursements	$6,751	$9,035

Expense:
Operating and maintenance	2,426	3,257
General and administrative	1,748	1,979
Depreciation and amortization	1,560	2,848
Transaction expense	39	85
Interest expense	887	1,824
	6,660	9,993
Operating income (loss)	91	(958)

Other income (loss):
Equity in income (loss) of unconsolidated joint ventures	229	(59)
Net gain on disposal of real estate	7,932	11,608
Other income	—	91
Loss on extinguishment of debt	—	(1,645)
Income before income taxes	8,252	9,037
Income taxes	75	(181)
Net income	8,327	8,856
Net income attributable to non-controlling interests	175	295
Net income attributable to common stockholders	$8,152	$8,561

Earnings per common share - basic and diluted	$0.74	$0.78

Weighted average shares outstanding used to calculate earnings per common share - basic and diluted	10,962,716	10,936,361
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2016	10,938,245	$111	$96,032	$(50,676)	$45,467	$1,766	$47,233
Conversion of OP units to common shares	187,114	—	930	—	930	(930)	—
Redemption of common shares	(136,921)	—	(865)	—	(865)	—	(865)
Quarterly distributions	—	—	—	(2,626)	(2,626)	(80)	(2,706)
Net income	—	—	—	8,561	8,561	295	8,856
BALANCE — December 31, 2017	10,988,438	111	96,097	(44,741)	51,467	1,051	52,518
Redemption of common shares	(125,139)	(1)	(761)	—	(762)	—	(762)
Quarterly distributions	—	—	—	(2,625)	(2,625)	(56)	(2,681)
Cumulative effect from change in accounting principle (Note 2)	—	—	—	668	668	—	668
Net income	—	—	—	8,152	8,152	175	8,327
BALANCE — December 31, 2018	10,863,299	$110	$95,336	$(38,546)	$56,900	$1,170	$58,070
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net income	$8,327	$8,856
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of real estate	(7,932)	(11,608)
Loss on extinguishment of debt	—	1,645
Equity in (income) loss of unconsolidated joint ventures	(229)	59
Straight-line rent	(139)	(238)
Amortization of deferred costs	600	541
Depreciation and amortization	1,560	2,848
Amortization of above and below-market leases	(21)	(144)
Bad debt expense	54	14
Changes in operating assets and liabilities:
Prepaid expenses and other assets	63	853
Tenant receivables	(3)	89
Accounts payable and accrued expenses	(428)	(613)
Amounts due to affiliates	9	(90)
Other liabilities	(12)	(74)
Net cash provided by operating activities	1,849	2,138

Cash flows from investing activities:
Net proceeds from the sale of real estate	24,735	46,633
Acquisition of real estate	—	(17,812)
Investment in properties under development and development costs	(3,987)	(5,081)
Improvements, capital expenditures, and leasing costs	(872)	(1,494)
Investments in unconsolidated joint ventures	(248)	—
Distributions from unconsolidated joint ventures	481	1,997
Net cash provided by investing activities	20,109	24,243

Cash flows from financing activities:
Redemption of common shares	(762)	(865)
Quarterly distributions	(2,688)	(2,714)
Proceeds from notes payable	27,550	60,700
Repayment of notes payable	(45,786)	(84,054)
Loan proceeds from an affiliate	—	2,500
Repayment of loan from an affiliate	—	(2,500)
Payment of penalties associated with early repayment of notes payable	—	(1,410)
Payment of loan fees from investments in consolidated variable interest entities	(748)	(453)
Payment of loan fees and financing costs	(79)	(1,541)
Net cash used in financing activities	(22,513)	(30,337)

Net decrease in cash, cash equivalents and restricted cash	(555)	(3,956)
Cash, cash equivalents and restricted cash – beginning of period	3,902	7,858
Cash, cash equivalents and restricted cash – end of period	$3,347	$3,902

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$666	$673
Change in accrued liabilities capitalized to investment in development	(269)	(340)
Change to accrued mortgage note payable interest capitalized to investment in development	(77)	12
Amortization of deferred loan fees capitalized to investment in development	549	463
Conversion of OP units to common shares	—	930
Cumulative effect from change in accounting principle	668	—
Cash paid for interest, net of amounts capitalized	366	1,351
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of both December 31, 2018 and 2017, the Company owned 97.9% of the limited partnership interests in the OP.
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
As of December 31, 2018, in addition to the development projects, the Company’s portfolio of properties was comprised of 8 properties, with approximately 86,000 rentable square feet of retail space located in two states. As of December 31, 2018, the rentable space at the Company’s retail properties was 90% leased.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2018 and 2017, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 4. “Investments in Unconsolidated Joint Ventures” for additional information. As of December 31, 2018 and 2017, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5. “Variable Interest Entities” for additional information.
Non-Controlling Interests
The Company’s non-controlling interests are comprised of common units in the OP (“Common Units”). The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. Net income (loss) attributable to non-controlling interests is presented as a reduction from net income (loss) in calculating net income (loss) attributable to common stockholders on the consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in the Company’s results of operations when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at December 31, 2018 and 2017, qualified as permanent equity.
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
In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Restricted Cash, which amends (Topic 230), Statement of Cash Flows (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explains the change during the reporting period in the total of cash, cash equivalents, and restricted cash or restricted cash equivalents. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-18 requires adoption using a retrospective transition method. The Company adopted ASU 2016-18 on January 1, 2018. As a result of adopting ASU 2016-18, the Company revised the presentation of cash, cash equivalents and restricted cash on the consolidated balance sheets and consolidated statements of cash flows for all the periods presented. Upon adoption of ASU 2016-18, the Company recorded a decrease of $1.8 million in net cash provided by operating activities and $2.1 million in net cash provided by investing activities for the year ended December 31, 2017, related to reclassifying the changes in the restricted cash balance from operating activities and investing activities to the cash, cash equivalents and restricted cash balances on the consolidated statements of cash flows.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statement of cash flows (amounts in thousands):

	December 31, 2018	December 31, 2017
Cash and cash equivalents	$3,347	$3,086
Restricted cash	—	816
Total cash, cash equivalents, and restricted cash	$3,347	$3,902
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
The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable (excluding properties held for sale), which is included in tenant receivables, net, on the consolidated balance sheets, was approximately $0.6 million and 0.5 million, respectively, at December 31, 2018 and 2017.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Effective January 1, 2018, the Company applied the provisions of ASC 610-20, for gains on sale of real estate, and recognizes any gains at the time control of a property is transferred and when it is probable that substantially all of the related consideration will be collected. As a result of adopting ASC 610-20, using the modified retrospective method, the sales criteria in ASC 360, Property, Plant, and Equipment, no longer applied. As such, the Company recognized $0.7 million of deferred gains related to sales of properties to the SGO Retail Acquisitions Venture, LLC, through a cumulative effect adjustment to accumulated deficit. Other than the cumulative effect adjustment relating to such deferred gains, the adoption of ASC 606 and ASC 610-20 did not have an impact on the Company’s consolidated financial statements.
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
Concentration of Credit Risk
A concentration of credit risk arises in the Company’s business when a tenant occupies a substantial amount of space in properties owned by the Company or accounts for a substantial amount of annual revenue. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to the Company, exposing the Company to potential losses in rental revenue, expense recoveries, and percentage rent. Generally, the Company does not obtain security deposits from the nationally-based or regionally-based tenants in support of their lease obligations to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk.
As of December 31, 2018, Clover Juice, Connor Concepts, Inc., and Western Sizzling each accounted for more than 10% of the Company’s annual minimum rent. As of December 31, 2018, $46 thousand was outstanding from Clover Juice. There were no amounts outstanding from Connor Concepts, Inc., or Western Sizzling.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Depreciation and amortization is computed using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 30 years
Tenant improvements	1 - 15 years
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
Interest on projects is based on interest rates in place during the development period, and is capitalized until the project is ready for its intended use. The amount of interest capitalized during the years ended December 31, 2018 and 2017, was approximately $3.5 million and $3.4 million, respectively.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The Company did not record any impairment losses during the years ended December 31, 2018 and 2017.
Assets Held for Sale and Discontinued Operations
When certain criteria are met, long-lived assets are classified as held for sale and are reported at the lower of their carrying value or their fair value, less costs to sell, and are no longer depreciated. For property sales on or after May 1, 2014, a disposal of a component of an entity is required to be reported as discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. Refer to Note 3. “Real Estate Investments” for a discussion of property sales.
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
The Company monitors its investments in unconsolidated joint ventures periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2018 and 2017.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
In 2017, the Company estimated it could owe Alternative Minimum Tax totaling approximately $0.1 million and this amount was accrued and included in expense as of December 31, 2017. During the year ended December 31, 2018, the Company finalized its calculation of taxes owed for 2017, which was less than the recorded accrual, resulting in a reversal of $47 thousand and a refund of $40 thousand.
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
Recent Accounting Pronouncements
The FASB issued the following ASUs which could have potential impact to the Company’s consolidated financial statements:
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of ASU 2018-13 and delayed adoption of the additional disclosures until the effective date. The adoption of ASU 2018-13 will not have an impact on the Company’s consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. ASU 2016-15 will require adoption on a retrospective basis. The Company adopted ASU 2016-15 on January 1, 2018. Adoption of ASU 2016-15 did not have an impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset, measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Adjustments resulting from adopting ASU 2016-13 shall be applied through a cumulative-effect adjustment to retained earnings. The adoption of ASU 2016-13 will not have an impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the consolidated balance sheet and disclose key information about leasing arrangements. The guidance retains a distinction between finance leases and operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under the previous guidance. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. In July 2018, the FASB also issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”). ASU 2018-10 provides narrow amendments that clarify how to apply certain aspects of the guidance in ASU 2016-02. Additionally, in July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842, Leases (“ASU 2018-11”) to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. Also, in December 2018, the FASB issued ASU No. 2018-20, Narrow-Scope Improvements for Lessors (“ASU 2018-20”). ASU 2018-20 provides lessors amendments for accounting for sales taxes and other similar taxes collected from lessees, as well as accounting for certain lessor costs. The amendments in this guidance as well as ASU 2018-10, ASU 2018-11 and ASU 2018-20 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company believes that the adoption of ASU 2016-02 will not change the accounting for operating leases on its consolidated financial statements. The Company expects to utilize the practical expedients proposed in ASU 2018-11 as part of its adoption of ASU 2016-02.
3. REAL ESTATE INVESTMENTS
2018 Sales of Properties
On December 20, 2018, the Company consummated the disposition of Florissant Marketplace, located in Florissant, Missouri, for a sales price of approximately $16.0 million in cash. The Company used the net proceeds from the sale of Florissant Marketplace to repay $15.3 million of the total outstanding balance on its line of credit. The disposition of Florissant Marketplace resulted in a gain of $4.2 million, which was included on the Company’s consolidated statement of operations.
On July 17, 2018, the Company consummated the disposition of Ensenada Square, located in Arlington, Texas, for a sales price of approximately $5.8 million in cash. The Company used the net proceeds from the sale of Ensenada Square to repay $5.3 million of the total outstanding balance on its line of credit. The disposition of Ensenada Square resulted in a gain of $1.3 million, which was included on the Company’s consolidated statement of operations.
On June 21, 2018, the Company consummated the disposition of a portion of Topaz Marketplace, located in Hesperia, California, for a sales price of approximately $4.2 million in cash. The Company used the net proceeds from the sale of a portion of Topaz Marketplace to repay $4.0 million of the total outstanding balance on its line of credit. The disposition of a portion of Topaz Marketplace resulted in a gain of $2.4 million, which was included on the Company’s consolidated statement of operations.
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
The following table summarizes net operating income related to the properties sold in 2018, which is included in the Company’s consolidated statements of operations for the years ended December 31, 2018 and 2017 (amounts in thousands):

	Year Ended December 31,
	2018	2017
Operating income (loss)	$1,687	$613
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
Pro Forma Financial Information
The pro forma financial information below is based upon the Company’s historical consolidated statements of operations for the years ended December 31, 2018 and 2017, adjusted to give effect to the above sale transactions as if they had been completed at the beginning of 2018 and 2017, respectively. The pro forma financial information is presented for information purposes only, and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2018 and 2017, respectively, nor does it purport to represent results of operations for future periods (amounts in thousands, except per share amounts):

	(Pro Forma)
	Year Ended December 31,
	2018	2017
Rental and reimbursement revenues	$3,813	$5,753
Net income	6,640	16,171
Net income attributable to common stockholders	6,500	15,634

Net income per share, attributable to common shares - basic and diluted	$0.59	$1.43

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Assets Held for Sale and Liabilities Related to Assets Held for Sale
As of September 30, 2018, Shops at Turkey Creek, located in Knoxville, Tennessee, no longer met certain criteria to be classified as held for sale. As such, all the related assets, net of depreciation, and liabilities were recorded within the relevant categories in the consolidated balance sheets. Depreciation catch up of approximately $80 thousand was recorded upon the assets being placed back in service.
At December 31, 2017, Florissant Marketplace, Ensenada Square and Shops at Turkey Creek were classified as held for sale in the consolidated balance sheet. The Company’s consolidated statements of operations included net operating income of approximately $0.6 million for the year ended December 31, 2017, related to the assets held for sale.
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets are as follows (amounts in thousands):

December 31,
2017
ASSETS
Investments in real estate
Land	$5,248
Building and improvements	17,522
Tenant improvements	1,189
23,959
Accumulated depreciation	(5,178)
Investments in real estate, net	18,781
Tenant receivables, net	248
Lease intangibles, net	1,617
Assets held for sale	$20,646
LIABILITIES
Notes payable	$10,749
Below-market lease intangibles, net	2,268
Liabilities related to assets held for sale	$13,017
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
Due to the related party membership interests in the SGO Joint Venture, the sale of the Initial Properties was considered a partial sale in accordance with ASC Subtopic 360-20, Property, Plant, and Equipment – Real Estate Sales. The related party interests consist of the Company’s 19% and GPP’s 1% membership interests in the SGO Joint Venture. As a result, the Company deferred $1.2 million, representing 20%, of the total realized gain from the sale of the Initial Properties to the SGO Joint Venture. During the year ended December 31, 2017, the SGO Joint Venture completed the sales of the Aurora Common property and a portion of Osceola Village. As a result of the sales, during the year ended December 31, 2017, the Company recognized approximately $0.5 million, of the previously deferred gain. Effective January 1, 2018, the Company applied the provisions of ASC 610-20, for gains on sale of real estate, and recognizes any gains at the time control of a property is transferred and when it is probable that substantially all of the related consideration will be collected. As a result of adopting ASC 610-20, using the modified retrospective method, the sales criteria in ASC 360, Property, Plant, and Equipment, no longer applied. As such, the Company recognized $0.7 million of deferred gains related to sales of properties to the SGO Joint Venture, through a cumulative effect adjustment to accumulated deficit.
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
On September 30, 2015, the SGO MN Joint Venture used the capital contributions of the SGO MN Members, together with the proceeds of a loan from Bank of America, NA in the amount of $50.5 million, to acquire 14 retail properties located in Minnesota, North Dakota and Nebraska (the “SGO MN Properties”) from a subsidiary of IRET Properties, L.P., a subsidiary of Investors Real Estate Trust (“IRET”), for a total purchase price of $79.0 million. Subsequently, the SGO MN Joint Venture purchased an additional two retail properties in Minnesota from IRET for a purchase price of $1.6 million, one transaction closed on December 23, 2015 and the other on January 8, 2016. In 2016, the SGO MN Joint Venture sold six of the properties and distributed the net sales proceeds, after required reduction of debt, to the SGO MN Members. In 2018 and 2017, the SGO MN Joint Venture sold three and two of the SGO MN Properties, respectively, and distributed the net sales proceeds, after required reduction of debt, to the SGO MN Members.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes the Company’s investments in unconsolidated joint ventures as of December 31, 2018 and 2017 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$1,128	$978
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	1,573	1,727
Total				$2,701	$2,705

				Year Ended
				December 31, 2018	December 31, 2017
Equity in income (loss) of unconsolidated joint ventures				$229	$(59)
A summary of the aggregate balance sheets and results of operations of the SGO Joint Venture and the SGO MN Joint Venture is presented below (amounts in thousands):

	December 31,
	2018	2017
ASSETS
Investments in real estate, net	$51,944	$64,541
Other assets	3,123	5,408
Assets held for sale	9,361	1,169
Total assets	$64,428	$71,118

LIABILITIES AND MEMBERS’ CAPITAL
Notes payable	$34,441	$45,062
Other liabilities	2,224	2,737
Liabilities held for sale	6,094	900
Total liabilities	42,759	48,699
Members’ capital	21,669	22,419
Total liabilities and members’ capital	$64,428	$71,118

	Year Ended December 31,
	2018	2017
RESULTS OF OPERATIONS
Revenue	$8,688	$9,129
Expenses	(8,893)	(9,603)
Operating loss	(205)	(474)
Other income	2,867	350
Net income (loss)	$2,662	$(124)
The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2018 and 2017, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

5. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Sunset & Gardner Joint Venture (formerly known as Gelson’s Joint Venture) and (ii) the 3032 Wilshire Joint Venture (both defined below). The Company has consolidated the accounts of these variable interest entities.
Sunset & Gardner Joint Venture
On January 7, 2016, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of Sunset & Gardner Investors, LLC (the “Sunset & Gardner Joint Venture Agreement”) to form a joint venture (the” Sunset & Gardner Joint Venture”) with Sunset & Gardner LA, LLC (“S&G LA” and, together with the Company, the “Sunset & Gardner Members”), a subsidiary of Cadence Capital Investments, LLC (“Cadence”).
The Sunset & Gardner Joint Venture Agreement provides for the ownership and operation of certain real property by the Sunset & Gardner Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest. In exchange for ownership in the Sunset & Gardner Joint Venture, the Company contributed cash in an amount of $5.3 million in initial capital contributions and has agreed to contribute a minimum of $0.7 million in subsequent capital contributions to the Sunset & Gardner Joint Venture. S&G LA contributed its rights to acquire the real property and agreed to provide certain management and development services.
On January 28, 2016, the Sunset & Gardner Joint Venture used the capital contributions of the Company, together with the proceeds of a loan in the amount of $10.7 million, to purchase property located at the corner of Sunset Boulevard and Gardner in Hollywood, California from a third party seller, for a total purchase price of approximately $13.0 million.
Pursuant to the Sunset & Gardner Joint Venture Agreement, S&G LA manages and conducts the day-to-day operations and affairs of the Sunset & Gardner Joint Venture, subject to certain major decisions set forth in the Sunset & Gardner Joint Venture Agreement that require the consent of all the Sunset & Gardner Members. The Company has the power to direct the activities of the Sunset & Gardner Joint Venture through its approval process of the activities that most significantly impact the economic performance of the Sunset & Gardner Joint Venture. Such activities include the budgeting, leasing, financings, and ultimately, the sale of the property. Income, losses and distributions are generally allocated based on the Sunset & Gardner Members’ respective capital and profits interests. Through the Company’s commitment to contribute 100% of capital to develop and operate the property through the life of the Sunset & Gardner Joint Venture, the Company has an obligation to absorb losses of the Sunset & Gardner Joint Venture. Additionally, in certain circumstances described in the Sunset & Gardner Joint Venture Agreement, the Company may be required to make additional capital contributions to the Joint Venture, in proportion to the Sunset & Gardner Members’ respective ownership interests.
Until the Company has received back its capital contribution and specified preferred returns, all distributions go to the Company; thereafter, the Sunset & Gardner Joint Venture will distribute the profits 50% to the Company and 50% to S&G LA. Additionally, the Company has the ability to buy out S&G LA upon certain conditions per the Operating Agreement.
Through December 31, 2018, the Company made additional capital contributions totaling $5.3 million to the Sunset & Gardner Joint Venture.
3032 Wilshire Joint Venture
On December 21, 2015, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of 3032 Wilshire Investors, LLC (the “Wilshire Joint Venture Agreement”) to form a joint venture (the “Wilshire Joint Venture”) with 3032 Wilshire SM, LLC, a subsidiary of Cadence (together with the Company, the “Wilshire Members”).
On December 14, 2015, and January 5, 2016, the Company paid deposits in the amounts of $0.5 million and $0.1 million, respectively, toward the acquisition of certain property located at 3032 Wilshire Boulevard and 1210 Berkeley Street in Santa Monica, California (the “Wilshire Property”). On March 7, 2016, the Company contributed $5.7 million to the Wilshire Joint Venture. The Wilshire Joint Venture Agreement provides for the ownership and operation of certain real property by the Wilshire Joint Venture, in which the Company owns a 100% capital interest and a 50% profits interest.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Through December 31, 2018, the Company made additional capital contributions totaling $2.8 million to the Wilshire Joint Venture.
The following reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of December 31, 2018 and 2017 (amounts in thousands):

	December 31,
	2018	2017
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	570	585
Development costs	13,813	9,609
Properties under development and development costs	40,234	36,045
Cash, cash equivalents and restricted cash	276	1,099
Prepaid expenses and other assets, net	9	9
Lease intangibles, net	4	—
TOTAL ASSETS (1)	$40,523	$37,153

LIABILITIES
Notes payable, net (2)	$17,166	$19,116
Accounts payable and accrued expenses	132	478
Amounts due to affiliates	8	9
Other liabilities	9	9
TOTAL LIABILITIES	$17,315	$19,612

(1)	The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
As of December 31, 2018 and 2017, includes reclassification of approximately $0.3 million and $0.1 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. FUTURE MINIMUM RENTAL INCOME
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2018, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 12.9 years with a weighted-average remaining term (excluding options to extend) of approximately 5.9 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled approximately $0.2 million as of both December 31, 2018 and 2017.
As of December 31, 2018, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (amounts in thousands):

2019	$2,757
2020	2,625
2021	2,365
2022	2,353
2023	2,316
Thereafter	7,750
Total	$20,166
7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of December 31, 2018 and 2017, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Cost	$3,030	$2,783	$(526)	$(571)
Accumulated amortization	(1,140)	(722)	156	133
Total	$1,890	$2,061	$(370)	$(438)
The Company’s amortization of lease intangibles and below-market lease liabilities for the years ended December 31, 2018 and 2017, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Year Ended December 31,		Year Ended December 31,
	2018	2017	2018	2017
Amortization	$(402)	$(853)	$67	$196

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The scheduled future amortization of lease intangibles and below-market lease liabilities, as of December 31, 2018, was as follows (amounts in thousands):

	Lease Intangibles	Below-Market Lease Intangibles
2019	$356	$(63)
2020	276	(53)
2021	229	(37)
2022	227	(37)
2023	219	(37)
Thereafter	583	(143)
Total	$1,890	$(370)
8. NOTES PAYABLE, NET
Line of Credit
The Company’s line of credit is a revolving credit facility with an initial maximum aggregate commitment of $30.0 million. Effective February 15, 2017, the Company’s line of credit was refinanced to increase the maximum aggregate commitment under the credit facility from $30.0 million to $60.0 million. The credit facility matures on February 15, 2020. Each loan made pursuant to the credit facility will be either a LIBOR loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay the lender an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum, if the usage under the Company’s line of credit is less than or equal to 50% of the line of credit amount, and 0.20% per annum if the usage under the Company’s line of credit is greater than 50% of the line of credit amount. The Company is providing a guaranty of all of its obligations under the Company’s line of credit and all other loan documents.
As of December 31, 2018 and 2017, the Company’s line of credit had an outstanding principal balance of $17.4 million and $23.1 million, respectively. The December 31, 2017, balance excludes $10.7 million, which was classified as held for sale as of December 31, 2017. As of December 31, 2018 and 2017, the Company’s line of credit was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, Silver Lake, and The Shops at Turkey Creek.
Mortgage Loans Secured by Properties Under Development
On August 31, 2018, the Company refinanced and repaid its initial financing with a new loan from Lone Oak Fund LLC (the “Wilshire Loan”). The Wilshire Loan has a principal balance of approximately $8.8 million, and bears an interest rate of 6.9% per annum, payable monthly, commencing on September 1, 2018. The Wilshire Loan is scheduled to mature on September 30, 2019. The Company intends to explore all available financing options prior to the loan’s maturity date. The Wilshire Loan is secured by, a first Deed of Trust on the property.
As of December 31, 2017, the Company had borrowings of $8.5 million in connection with its investment in the Wilshire Joint Venture.
On October 29, 2018, the Company refinanced and repaid its initial financing with a new loan from Lone Oak Fund LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and bears an interest rate of 6.9% per annum. The Sunset & Gardner Loan is scheduled to mature on October 31, 2019. The Company intends to explore all available financing options prior to the loan’s maturity date. The Sunset & Gardner Loan is secured by, a first Deed of Trust on the property.
As of December 31, 2017, the Company had borrowings of $9.7 million in connection with its investment in the Sunset & Garnder Joint Venture.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of December 31, 2018 (amounts in thousands):

2019	$17,450
2020	17,370
Total (1)	$34,820

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.3 million deferred financing costs, net.
During the years ended December 31, 2018 and 2017, the Company incurred and expensed approximately $0.9 million and $1.8 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.6 million and $0.5 million, respectively, for each period. Also during the years ended December 31, 2018 and 2017, the Company incurred and capitalized approximately $3.5 million and $3.4 million, respectively, of interest expense related to the variable interest entities, which included amortization of deferred financing costs of approximately $0.3 million and $0.5 million, respectively, for each period.
As of December 31, 2018 and 2017, interest expense payable was approximately $0.2 million and $0.3 million, respectively, including an amount related to the variable interest entities of approximately $0.1 million and $0.2 million, respectively, for each period.
9. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loans secured by properties under development, and the Company’s line of credit reasonably approximate their fair values due to their short-term nature.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For both the years ended December 31, 2018 and 2017, the Company did not record any impairment losses.
10. EQUITY
Common Stock
Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share.
On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross operating proceeds of $104.7 million, 391,182 shares of common stock under the distribution reinvestment plan (“DRIP”) for gross offering proceeds of $3.6 million, granted 50,000 shares of restricted stock and issued 273,729 common shares to pay a portion of a special distribution on November 4, 2015. Cumulatively, through December 31, 2018, pursuant to the Original Share Redemption Program and the Amended and Restated Share Redemption Program (the “SRP”), the Company has redeemed 737,255 shares sold in the Offering and/or the DRIP for $5.3 million.
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
Preferred Stock
The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2018 and 2017, no shares of preferred stock were issued and outstanding.
Share Redemption Program
On April 1, 2015, the Company’s board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted the SRP. Under the SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase by the Company. Under the current SRP, as amended to date, the number of shares to be redeemed is limited to the lesser of (i) a total of $3.5 million for redemptions sought upon a stockholder’s death and a total of $1.0 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted-average number of shares of the Company’s common stock outstanding during the prior calendar year. Share repurchases pursuant to the SRP are made at the sole discretion of the Company. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the SRP.
The redemption price for shares that are redeemed is 100% of the Company’s most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or disability.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table summarizes share redemption activity during the years ended December 31, 2018 and 2017 (amounts in thousands, except shares):

	Year Ended December 31,
	2018	2017
Shares of common stock redeemed	125,139	136,921
Purchase price	$762	$865
As stated above, cumulatively, through December 31, 2018, pursuant to the Original Share Redemption Program and the SRP, the Company has redeemed 737,255 shares sold in the Offering and/or its dividend reinvestment plan for $5.3 million.
Quarterly Distributions
In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. Some or all of the Company’s distributions have been paid, and in the future may continue to be paid from sources other than cash flows from operations.
Under the terms of the amended credit facility, the Company may pay distributions to its investors so long as the total amount paid does not exceed 100% of the cumulative Adjusted Funds From Operations plus up to an additional $2.0 million of the Company’s net proceeds from property dispositions, as defined in the amended Company’s line of credit; provided, however, that the Company is not restricted from making any distributions necessary in order to maintain its status as a REIT. The Company’s board of directors evaluates the Company’s ability to make quarterly distributions based on the Company’s operational cash needs.
The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the years ended December 31, 2018, and 2017 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/30/2018	$0.06	$659	$14	$673
Second Quarter 2018	6/30/2018	7/31/2018	0.06	658	14	672
Third Quarter 2018	9/30/2018	10/31/2018	0.06	656	14	670
Fourth Quarter 2018	12/31/2018	1/31/2019	0.06	652	14	666
Total				$2,625	$56	$2,681

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2017	3/31/2017	4/28/2017	$0.06	$655	$25	$680
Second Quarter 2017	6/30/2017	7/31/2017	0.06	652	25	677
Third Quarter 2017	9/30/2017	10/31/2017	0.06	660	16	676
Fourth Quarter 2017	12/31/2017	1/31/2018	0.06	659	14	673
Total				$2,626	$80	$2,706

11. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of December 31, 2018. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the years ended December 31, 2018 and 2017 (amounts in thousands, except shares and per share amounts):

	Year Ended December 31,
	2018	2017
Numerator - basic and diluted
Net income	$8,327	$8,856
Net income attributable to non-controlling interests	175	295
Net income attributable to common shares	$8,152	$8,561
Denominator - basic and diluted
Basic weighted average common shares	10,962,716	10,936,361
Common Units (1)	—	—
Diluted weighted average common shares	10,962,716	10,936,361
Earnings per common share - basic and diluted
Net earnings attributable to common shares	$0.74	$0.78

(1)	The effect of 235,194 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
12. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor, which has been renewed for successive terms with a current expiration date of August 9, 2019. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services.
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
Although paid in full on December 14, 2017, on September 27, 2017, the Company, through the OP, entered into a $2.5 million bridge loan with Glenborough Property Partners, LLC, an affiliate of the Advisor (the “Bridge Loan”). The Bridge Loan was scheduled to mature on March 31, 2018, at which point the outstanding balance of the principal and all accrued and unpaid interest would be due and payable. The Bridge Loan incurred interest at an adjustable rate equal to the credit facility prime rate. Interest was payable monthly in arrears. The Company had the right to prepay the Bridge Loan at any time in whole or in part without premium or penalty. There were no other loan fees or financing coordination fees paid or payable in connection with this loan. During the year ended December 31, 2017, the Company incurred $23 thousand of interest expense related to the Bridge Loan.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Year Ended December 31,		December 31,
Expensed	2018	2017	2018	2017
Financing coordination fees	$30	$—	$—	$—
Asset management fees	750	868	—	—
Reimbursement of operating expenses	164	231	—	—
Property management fees	269	350	30	21
Disposition fees	336	589	—	—
Total	$1,549	$2,038	$30	$21

Capitalized
Acquisition fees	$60	$194	$—	$—
Leasing fees	4	222	—	—
Legal leasing fees	39	95	—	—
Construction management fees	39	42	—	—
Financing coordination fees	269	814	—	—
Total	$411	$1,367	$—	$—
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Reimbursement of Operating Expenses
The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s total operating expenses (including the asset management fee described below) at the end of the four preceding fiscal quarters exceeded the greater of (1) 2% of its average invested assets (as defined in the Company’s Articles of Amendment and Restatement (the “Charter”)); or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Guideline”). The Advisor is required to reimburse the Company quarterly for any amounts by which total operating expenses exceed the 2%/25% Guideline in the previous expense year that the independent directors do not approve. The Company will not reimburse the Advisor for any of its personnel costs or other overhead costs except for customary reimbursements for personnel costs under property management agreements entered into between the OP and the Advisor or its affiliates. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Guideline if a majority of the independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. Pursuant to an amendment to the Advisory Agreement entered on August 2, 2018, the board of directors, including a majority of the independent directors identified certain unusual and non-recurring factors that would justify reimbursement to the Advisor of amounts in excess of the 2%/25% Guidelines and confirmed that the Advisor would not be obligated to reimburse the Company for these excess amounts to the extent the excess was caused by such factors.
For the years ended December 31, 2018 and 2017, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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
Related-Party Fees Paid by the Unconsolidated Joint Ventures
The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. For each of the years ended December 31, 2018 and 2017, the SGO Joint Venture recognized related party fees and reimbursements of $0.2 million. For each of the years ended December 31, 2018 and 2017, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.7 million.The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.

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
14. SUBSEQUENT EVENTS
Distributions
On November 8, 2018, the Company’s board of directors declared a fourth quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of December 31, 2018. The distribution was paid on January 31, 2019.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2018

(amounts in thousands)	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)	Gross Amount of Which Carried at Close of Period					Life on which Depreciation in Latest Statement of Operations is Computed(3)
	Land	Building & Improvements		Land	Building & Improvements	Total (2)	Accumulated Depreciation	Acquisition Date
Topaz Marketplace	$2,120	$10,724	$(2,982)	$1,681	$8,181	$9,862	$(1,575)	9/23/2011	5-30
Shops at Turkey Creek	1,416	2,398	(33)	1,416	2,365	3,781	(515)	3/12/2012	5-30
400 Grove Street	1,009	1,813	—	1,009	1,813	2,822	(151)	6/14/2016	5-30
8 Octavia Street	728	1,847	84	728	1,931	2,659	(166)	6/14/2016	5-30
Fulton Shops	1,187	3,254	—	1,187	3,254	4,441	(292)	7/27/2016	5-30
450 Hayes	2,324	5,009	367	2,324	5,376	7,700	(382)	12/22/2016	5-30
388 Fulton	1,109	2,943	319	1,112	3,259	4,371	(247)	1/4/2017	5-30
Silver Lake	5,747	6,646	364	5,760	6,997	12,757	(589)	1/11/2017	5-30
Total	$15,640	$34,634	$(1,881)	$15,217	$33,176	$48,393	$(3,917)

(1)	The cost capitalized subsequent to acquisition may include negative balances resulting from the write-off and impairment of real estate assets, and parcel sales.

(2)	The aggregate net tax basis of land and buildings for federal income tax purposes is $47.4 million.

(3)
Buildings and building improvements are depreciated over their useful lives as shown. Tenant improvements are amortized over the life of the related lease, which with our current portfolio can vary from 1 year to over 15 years.

(in thousands)	Year Ended December 31,
	2018	2017
Real Estate:
Balance at the beginning of the year	$46,033	$65,627
Acquisitions	—	17,128
Improvements	769	746
Dispositions	(22,366)	(13,511)
Balances associated with changes in reporting presentation (1)	23,957	(23,957)
Balance at the end of the year	$48,393	$46,033

Accumulated Depreciation:
Balance at the beginning of the year	$2,579	$8,163
Depreciation expense	1,205	2,047
Dispositions	(5,045)	(2,453)
Balances associated with changes in reporting presentation (1)	5,178	(5,178)
Balance at the end of the year	$3,917	$2,579

(1)	The balances associated with changes in reporting presentation represent real estate and accumulated depreciation reclassified as assets held for sale.
See accompanying report of independent registered public accounting firm.

S-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 19, 2019.

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

Signature	Title(s)	Date

/s/ Todd A. Spitzer	Chairman of the Board	March 19, 2019
Todd A. Spitzer

/s/ Andrew Batinovich	Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)	March 19, 2019
Andrew Batinovich

/s/ Terri Garnick	Chief Financial Officer (Principal Financial and Accounting Officer)	March 19, 2019
Terri Garnick

/s/ Phillip I. Levin	Director	March 19, 2019
Phillip I. Levin

/s/ Jeffrey S. Rogers	Director	March 19, 2019
Jeffrey S. Rogers

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Promissory Note with Lone Oak Fund, LLC, dated August 31, 2018		10-Q	11/9/2018

10.2	The Purchase and Sale Agreement by and between TNP SRT Portfolio II, LLC and ORDA CORP, dated May 3, 2018		10-Q	11/9/2018

10.3	The Purchase and Sale Agreement by and between TNP SRT Portfolio II, LLC, and Polimeni International LLC, dated September 20, 2018		10-Q	11/9/2018

10.4	The Purchase and Sale Agreement by and between TNP SRT Portfolio II, LLC and Baseline Property, LLC, dated September 14, 2017		10-K	3/23/2018

10.5	The Purchase and Sale Agreement by and between Kamin Realty LLC and TNP SRT Portfolio II, LLC, dated September 20, 2017		10-K	3/23/2018

10.6	First Amendment to Purchase and Sale Agreement between Kamin Realty LLC and TNP SRT Portfolio II, LLC, dated October 27, 2017		10-K	3/23/2018

10.7	Second Amendment to Purchase and Sale Agreement between Kamin Realty LLC and TNP SRT Portfolio II, LLC, dated October 30, 2017		10-K	3/23/2018

10.8	Promissory Note between Strategic Realty Operating Partnership, L.P., and Glenborough Property Partners, LLC, dated September 27, 2017		10-K	3/23/2018

10.9
Fifth Amendment to the Second Amended and Restated Revolving Credit Agreement among Strategic Realty Operating Partnership, L.P., SRT Secured Holdings, LLC, KeyBank National Association, as administrative agent, and KeyBanc Capital Markets, LLC, as sole lead bookrunner and sole lead arranger, dated September 30, 2018
			10-Q	11/9/2018

10.10	Fifth Amendment to the Advisory Agreement, dated July 19, 2018		8-K	7/20/2018

10.11	Sixth Amendment to the Advisory Agreement, dated August 2, 2018		8-K	8/3/2018

10.12	Loan Agreement between Buchanan Mortgage Holdings, LLC and 3032 Wilshire Investors, LLC, dated March 7, 2016		10-Q	5/11/2018

10.13	First Amendment to Loan Agreement between Buchanan Mortgage Holdings, LLC and 3032 Wilshire Investors, LLC, dated March 20, 2018		10-Q	5/11/2018

S-3

10.14	First Amendment to Loan Agreement between Buchanan Mortgage Holdings, LLC and Sunset & Gardner Investors, LLC, dated January 27, 2017		10-Q	5/11/2018

10.15	Second Amendment to Loan Agreement between Buchanan Mortgage Holdings, LLC and Sunset & Gardner Investors, LLC, dated July 20, 2017		10-Q	5/11/2018

10.16	Third Amendment to Loan Agreement between Buchanan Mortgage Holdings, LLC and Sunset & Gardner Investors, LLC, dated April 26, 2018		10-Q	5/11/2018

10.17	Letter Agreement with Buchanan Mortgage, dated April 20, 2018		10-Q	8/10/2018

10.18	The Purchase and Sale Agreement by and between Ginger Investors, LLC and SRT Secured Topaz, LLC, dated May 18, 2018		10-Q	8/10/2018

10.19	Promissory Note with Lone Oak Fund, LLC, dated October 24, 2018	X

10.20	Lease Agreement with Clover Juice	X

10.21	Lease Agreement with Western Sizzling	X

10.22	Lease Agreement with Conner Concepts	X

21	Subsidiaries of the Company	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

S-4