Form 10-Q
period 2019-03-31
Strategic Realty Trust, Inc.
filed 2019-05-10
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 6, 2019, there were 10,840,762 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2019, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018, as filed with the SEC on March 19, 2019 (the “2018 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Investments in real estate
Land	$15,217	$15,217
Building and improvements	31,697	31,697
Tenant improvements	1,524	1,479
	48,438	48,393
Accumulated depreciation	(4,216)	(3,917)
Investments in real estate, net	44,222	44,476
Properties under development and development costs
Land	25,851	25,851
Buildings	566	570
Development costs	14,739	13,813
Properties under development and development costs	41,156	40,234
Cash, cash equivalents and restricted cash	3,254	3,347
Prepaid expenses and other assets, net	105	137
Tenant receivables, net of $40 and $40 bad debt reserve	1,122	1,084
Investments in unconsolidated joint ventures	2,719	2,701
Lease intangibles, net	1,810	1,890
Deferred financing costs, net	578	736
TOTAL ASSETS (1)	$94,966	$94,605
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$36,063	$34,536
Accounts payable and accrued expenses	1,310	1,224
Amounts due to affiliates	12	30
Other liabilities	258	375
Below-market lease liabilities, net	355	370
TOTAL LIABILITIES (1)	37,998	36,535
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,842,444 and 10,863,299 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	110	110
Additional paid-in capital	95,210	95,336
Accumulated deficit	(39,501)	(38,546)
Total stockholders’ equity	55,819	56,900
Non-controlling interests	1,149	1,170
TOTAL EQUITY	56,968	58,070
TOTAL LIABILITIES AND EQUITY	$94,966	$94,605

(1)
As of March 31, 2019 and December 31, 2018, includes approximately $41.6 million and $40.5 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $17.5 million and $17.3 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 4. “Variable Interest Entities”.

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Rental and reimbursements	$944	$1,753

Expense:
Operating and maintenance	270	650
General and administrative	399	447
Depreciation and amortization	377	358
Transaction expense	—	2
Interest expense	189	271
	1,235	1,728
Operating income (loss)	(291)	25

Other loss:
Equity in loss of unconsolidated joint ventures	(20)	(2)
Net income (loss)	(311)	23
Net income (loss) attributable to non-controlling interests	(7)	1
Net income (loss) attributable to common stockholders	$(304)	$22

Earnings (loss) per common share - basic and diluted	$(0.03)	$—

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	10,862,806	10,988,124
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

Three Months Ended March 31, 2019 and 2018

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2018	10,863,299	$110	$95,336	$(38,546)	$56,900	$1,170	$58,070
Redemption of common shares	(20,855)	—	(126)	—	(126)	—	(126)
Quarterly distributions	—	—	—	(651)	(651)	(14)	(665)
Net loss	—	—	—	(304)	(304)	(7)	(311)
BALANCE — March 31, 2019	10,842,444	$110	$95,210	$(39,501)	$55,819	$1,149	$56,968

BALANCE — December 31, 2017	10,988,438	$111	$96,097	$(44,741)	$51,467	$1,051	$52,518
Redemption of common shares	(10,312)	—	(65)	—	(65)	—	(65)
Quarterly distributions	—	—	—	(659)	(659)	(14)	(673)
Cumulative effect from change in accounting principle	—	—	—	668	668	—	668
Net income	—	—	—	22	22	1	23
BALANCE — March 31, 2018	10,978,126	$111	$96,032	$(44,710)	$51,433	$1,038	$52,471
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(311)	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	20	2
Straight-line rent	(27)	(25)
Amortization of deferred costs	158	145
Depreciation and amortization	377	358
Amortization of above and below-market leases	(5)	(15)
Bad debt expense	—	30
Changes in operating assets and liabilities:
Prepaid expenses and other assets	32	(168)
Tenant receivables	(11)	298
Accounts payable and accrued expenses	(22)	(267)
Amounts due to affiliates	(18)	1
Other liabilities	(117)	24
Net cash provided by operating activities	76	406

Cash flows from investing activities:
Investment in properties under development and development costs	(724)	(1,222)
Improvements, capital expenditures, and leasing costs	(53)	(33)
Investments in unconsolidated joint ventures	(38)	—
Distributions from unconsolidated joint ventures	—	111
Net cash used in investing activities	(815)	(1,144)

Cash flows from financing activities:
Redemption of common shares	(126)	(65)
Quarterly distributions	(666)	(673)
Proceeds from notes payable	1,500	1,600
Payment of loan fees from investments in consolidated variable interest entities	(62)	(91)
Net cash provided by financing activities	646	771

Net increase (decrease) in cash, cash equivalents and restricted cash	(93)	33
Cash, cash equivalents and restricted cash – beginning of period	3,347	3,902
Cash, cash equivalents and restricted cash – end of period	$3,254	$3,935

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$665	$673
Change in accrued liabilities capitalized to investment in development	109	(155)
Change to accrued mortgage note payable interest capitalized to investment in development	—	6
Amortization of deferred loan fees capitalized to investment in development	89	101
Cumulative effect from change in accounting principle	—	668
Cash paid for interest, net of amounts capitalized	57	111
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of both March 31, 2019 and December 31, 2018, the Company owned 97.9% of the limited partnership interests in the OP.
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
As of March 31, 2019, in addition to the development projects, the Company’s portfolio of properties was comprised of 8 properties, with approximately 86,000 rentable square feet of retail space located in two states. As of March 31, 2019, the rentable space at the Company’s retail properties was 90% leased.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of March 31, 2019 and December 31, 2018, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 3. “Investments in Unconsolidated Joint Ventures” for additional information. As of March 31, 2019 and December 31, 2018, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 4. “Variable Interest Entities” for additional information.
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
As of both March 31, 2019 and December 31, 2018, the Company had no restricted cash to report on its condensed consolidated balance sheets.
Recent Accounting Pronouncements
The FASB issued the following ASUs which could have potential impact to the Company’s condensed consolidated financial statements:
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of ASU 2018-13 and delayed adoption of the additional disclosures until the effective date. The adoption of ASU 2018-13 will not have an impact on the Company’s condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the consolidated balance sheet and disclose key information about leasing arrangements. The guidance retains a distinction between finance leases and operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under Accounting Standards Codification (“ASC”) 840. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using the modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply under ASC 842. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019 utilizing the practical expedients described in ASU 2018-11. The Company has elected the lessor practical expedient to not separate common area maintenance and reimbursement of real estate taxes from the associated lease for all existing and new leases as the timing and pattern of payments and associated lease payments are the same. The timing of revenue recognition remains the same for the Company’s existing leases and new leases. Revenues related to the Company’s leases continue to be reported on one line in the presentation within the statement of income as a result of electing this lessor practical expedient. The Company continues to capitalize its direct leasing costs. These costs are incurred as a result of obtaining new

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

leases, and renewing leases, and are paid to the Company’s Advisor. Additionally, the Company is not a lessee of real estate or equipment, as it is externally managed by its Advisor.
3. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of March 31, 2019 and December 31, 2018 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$1,149	$1,128
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	1,570	1,573
Total				$2,719	$2,701
The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of March 31, 2019 and December 31, 2018, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.
4. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Sunset & Gardner Joint Venture (formerly known as Gelson’s Joint Venture) and (ii) the 3032 Wilshire Joint Venture (both defined below). The Company has consolidated the accounts of these variable interest entities.
Through March 31, 2019, post the initial capital contributions, the Company made additional capital contributions totaling $5.6 million and $3.2 million, respectively, to the Sunset & Gardner Joint Venture and Wilshire Joint Venture.
The following reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31,	December 31,
	2019	2018
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	566	570
Development costs	14,739	13,813
Properties under development and development costs	41,156	40,234
Cash, cash equivalents and restricted cash	386	276
Prepaid expenses and other assets, net	6	9
Lease intangibles, net	4	4
TOTAL ASSETS (1)	$41,552	$40,523

LIABILITIES
Notes payable, net (2)	$17,193	$17,166
Accounts payable and accrued expenses	241	132
Amounts due to affiliates	9	8
Other liabilities	9	9
TOTAL LIABILITIES	$17,452	$17,315

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(1)	The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
As of both, March 31, 2019 and December 31, 2018, includes reclassification of approximately $0.3 million of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the consolidated joint ventures are not guaranteed by the Company.

5. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2019, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 12.7 years with a weighted-average remaining term (excluding options to extend) of approximately 5.7 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.2 million as of both March 31, 2019 and December 31, 2018.
The following table presents the components of income from real estate operations for the three months ended March 31, 2019 (amounts in thousands):

Three Months Ended March 31, 2019
Lease income - operating leases	$702
Variable lease income (1)	242
Rental and reimbursements income	$944

(1)	Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.
As of March 31, 2019, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (amounts in thousands):

Remainder of 2019	$2,088
2020	2,625
2021	2,365
2022	2,353
2023	2,316
Thereafter	7,750
Total	$19,497
6. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of March 31, 2019 and December 31, 2018, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Cost	$3,038	$3,030	$(526)	$(526)
Accumulated amortization	(1,228)	(1,140)	171	156
Total	$1,810	$1,890	$(355)	$(370)

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company’s amortization of lease intangibles and below-market lease liabilities for the three months ended March 31, 2019 and 2018, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended March 31,		Three Months Ended March 31,
	2019	2018	2019	2018
Amortization	$(89)	$(83)	$16	$17

7. NOTES PAYABLE, NET
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
As of March 31, 2019 and December 31, 2018, the Company’s line of credit had an outstanding principal balance of $18.9 million and $17.4 million, respectively. As of March 31, 2019 and December 31, 2018, the Company’s line of credit was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, Silver Lake, and The Shops at Turkey Creek.
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
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of March 31, 2019 (amounts in thousands):

Remainder of 2019	$17,450
2020	18,870
Total (1)	$36,320

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.3 million deferred financing costs, net.
During the three months ended March 31, 2019 and 2018, the Company incurred and expensed approximately $0.2 million and $0.3 million, respectively, of interest costs, which included the amortization of deferred financing costs of approximately $0.2 million and $0.1 million, respectively, for each period. Also during the three months ended March 31, 2019 and 2018, the Company incurred and capitalized approximately $0.6 million and $0.9 million, respectively, of interest expense related to the variable interest entities, which included amortization of deferred financing costs of approximately $68 thousand and $0.1 million, respectively, for each period.
As of both March 31, 2019 and December 31, 2018, interest expense payable was approximately $0.2 million, including an amount related to the variable interest entities of approximately $0.1 million, for each period.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

8. FAIR VALUE DISCLOSURES
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
For both the three months ended March 31, 2019 and 2018, the Company did not record any impairment losses.
9. EQUITY
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes share redemption activity during the three months ended March 31, 2019 and 2018 (amounts in thousands, except shares):

	Three Months Ended March 31,
	2019	2018
Shares of common stock redeemed	20,855	10,312
Purchase price	$126	$65
As stated above, cumulatively, through March 31, 2019, pursuant to the Original Share Redemption Program and the SRP, the Company has redeemed 758,109 shares sold in the Offering and/or its dividend reinvestment plan for $5.5 million.
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
The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the three months ended March 31, 2019, and the year ended 2018 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2019	3/31/2019	4/30/2019	$0.06	$651	$14	$665

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/30/2018	$0.06	$659	$14	$673
Second Quarter 2018	6/30/2018	7/31/2018	0.06	658	14	672
Third Quarter 2018	9/30/2018	10/31/2018	0.06	656	14	670
Fourth Quarter 2018	12/31/2018	1/31/2019	0.06	652	14	666
Total				$2,625	$56	$2,681

10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of March 31, 2019. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three months ended March 31, 2019 and 2018 (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator - basic and diluted
Net income (loss)	$(311)	$23
Net income (loss) attributable to non-controlling interests	(7)	1
Net income (loss) attributable to common shares	$(304)	$22
Denominator - basic and diluted
Basic weighted average common shares	10,862,806	10,988,124
Common Units (1)	—	—
Diluted weighted average common shares	10,862,806	10,988,124
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$(0.03)	$—

(1)	The effect of 235,194 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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
On March 11, 2015, the Company, through a wholly-owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisitions Venture, LLC to form the SGO Joint Venture. On September 30, 2015, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of SGO MN Retail Acquisitions Venture, LLC to form the SGO MN Joint Venture. For additional information regarding the SGO Joint Venture and the SGO MN Joint Venture, refer to Note 3. “Investments in Unconsolidated Joint Ventures.”

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
Expensed	2019	2018	2019	2018
Asset management fees	$157	$191	$—	$—
Reimbursement of operating expenses	11	45	—	—
Property management fees	29	80	12	30
Disposition fees	—	2	—	—
Total	$197	$318	$12	$30

Capitalized
Acquisition fees	$7	$28	$—	$—
Leasing fees	—	1	—	—
Legal leasing fees	—	5	—	—
Construction management fees	—	1	—	—
Financing coordination fees	—	85	—	—
Total	$7	$120	$—	$—
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
For the three months ended March 31, 2019 and 2018, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Related-Party Fees Paid by the Unconsolidated Joint Ventures
The unconsolidated joint ventures are party to certain agreements with Glenborough for services related to the investment of funds and management of the joint ventures’ investments, as well as the day-to-day management, operation and maintenance of the properties owned by the joint ventures. The joint ventures pay fees to Glenborough for these services. For the three months ended March 31, 2019 and 2018, the SGO Joint Venture recognized related party fees and reimbursements of $57 thousand and $46 thousand, respectively. For the three months ended March 31, 2019 and 2018, the SGO MN Joint Venture recognized related party fees and reimbursements of $0.1 million and $0.2 million, respectively.The related-party amounts consist of property management, asset management, leasing commission, legal leasing, construction management fees and salary reimbursements.
12. COMMITMENTS AND CONTINGENCIES
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
13. SUBSEQUENT EVENTS
Loans Secured by Properties Under Development
On May 7, 2019, the Company refinanced and repaid its current financing with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). The Wilshire Construction Loan has a principal balance of approximately $7.1 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by, a first Deed of Trust on the property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that William R. Rothacker (“Rothacker”), an upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture, guarantees performance of all of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company has executed an Indemnity Agreement in favor of Rothacker against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by Rothacker in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the new construction loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
Distributions
On March 14, 2019, the Company’s board of directors declared a first quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of March 31, 2019. The distribution was paid on April 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission, or SEC, on March 19, 2019, which we refer to herein as our “2018 Annual Report on Form 10-K.”
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our 2018 Annual Report on Form 10-K. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, and the risks described in Part I, Item 1A of our 2018 Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

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
Property Portfolio
As of March 31, 2019, our property portfolio included eight retail properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 86,000 square feet of multi-tenant, commercial retail space located in two states. We purchased our properties for an aggregate purchase price of approximately $51.5 million. As of both March 31, 2019 and December 31, 2018, approximately 90% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 5.7 years and 5.9 years, respectively.

(dollars in thousands)		Rentable Square Feet	Percent Leased (1)	Effective Rent (2) (per Sq. Foot)	Date Acquired	Original Purchase Price (3) (4)
Property Name	Location
Topaz Marketplace	Hesperia, CA	43,199	100%	$21.77	9/23/2011	$11,880
Shops at Turkey Creek	Knoxville, TN	16,324	61%	29.59	3/12/2012	4,300
400 Grove Street	San Francisco, CA	2,000	100%	61.50	6/14/2016	2,890
8 Octavia Street	San Francisco, CA	3,640	47%	43.95	6/14/2016	2,740
Fulton Shops	San Francisco, CA	3,758	100%	56.78	7/27/2016	4,595
450 Hayes	San Francisco, CA	3,724	100%	93.08	12/22/2016	7,567
388 Fulton	San Francisco, CA	3,110	100%	66.15	1/4/2017	4,195
Silver Lake	Los Angeles, CA	10,497	100%	66.79	1/11/2017	13,300
		86,252				$51,467

(1)	Percentage is based on leased rentable square feet of each property as of March 31, 2019.

(2)
Effective rent per square foot is calculated by dividing the annualized March 2019 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(3)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(4)	The original purchase price for Topaz Marketplace was reduced to reflect a pad sale during the second quarter of 2018.

Properties Under Development
As of March 31, 2019, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Wilshire Property	Santa Monica, CA	September, 2019	12,500	$8,750
Sunset & Gardner Property	Hollywood, CA	January, 2021	37,000	8,700
Total			49,500	$17,450
Unconsolidated Joint Ventures
As of March 31, 2019, our portfolio included investments in two unconsolidated joint ventures, which own, in aggregate, five retail centers, comprising an aggregate of approximately 494,000 square feet and located in two states.
Results of Operations
Comparison of the three months ended March 31, 2019, versus the three months ended March 31, 2018.
The following table provides summary information about our results of operations for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
Rental revenue and reimbursements	$944	$1,753	$(809)	(46.1)%
Operating and maintenance expenses	270	650	(380)	(58.5)%
General and administrative expenses	399	447	(48)	(10.7)%
Depreciation and amortization expenses	377	358	19	5.3%
Transaction expense	—	2	(2)	(100.0)%
Interest expense	189	271	(82)	(30.3)%
Operating income (loss)	(291)	25	(316)	(1,264.0)%
Other loss, net	(20)	(2)	(18)	900.0%
Net income (loss)	$(311)	$23	$(334)	(1,452.2)%
Our results of operations for the three months ended March 31, 2019, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the three months ended March 31, 2019, compared to the same period in 2018, was primarily due to the sales of a portion of Topaz Marketplace in June 2018, Ensenada Square in July 2018, and Florissant Marketplace in December 2018.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three months ended March 31, 2019, when compared to the same period in 2018, which corresponds to the decrease in revenue.
General and administrative expenses
General and administrative expenses decreased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to lower asset management fees, lower audit fees, and lower professional tax fees all corresponding to the decrease in portfolio size.
Depreciation and amortization expenses
Depreciation and amortization expenses increased during the three months ended March 31, 2019, compared to the same period in 2018, primarily due to placing assets, related to Shops at Turkey Creek, back in service during the third quarter of 2018, as the property no longer met certain criteria to be classified as held for sale.

Transaction expense
We did not incur transaction fees during the three months ended March 31, 2019. Transaction fees incurred during the three months ended March 31, 2018, related to disposition fees related to a sale of a property by one of our unconsolidated joint ventures.
Interest expense
Interest expense decreased during the three months ended March 31, 2019, compared to the same period in 2018, due to decreases in debt balances as a result of using the proceeds from property dispositions activities to repay debt.
Other loss, net
Other loss, net for the three months ended March 31, 2019 and 2018, consisted of equity in loss resulting from our investment in unconsolidated joint ventures.
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
As of March 31, 2019, our cash and cash equivalents were approximately $3.3 million and we had no restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2019 and December 31, 2018, our borrowings were approximately 60.7% and 57.5%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2019	2018	$ Change
Net cash provided by (used in):
Operating activities	$76	$406	$(330)
Investing activities	(815)	(1,144)	329
Financing activities	646	771	(125)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(93)	$33
Cash Flows from Operating Activities
The decrease in cash flows from operating activities was primarily due to an increase in operating losses during the three months ended March 31, 2019 as compared to the same period in 2018, which resulted from sales of properties in the second half of 2018.
Cash Flows from Investing Activities
The change in cash flows from investing activities was primarily due to a decrease of $0.5 million in our investments in the Wilshire and Sunset and Gardner Ventures during the three months ended March 31, 2019. Additionally, cash flows from investing activities during the three months ended March 31, 2018 consisted of distributions from our unconsolidated joint ventures.

Cash Flows from Financing Activities
Cash flows provided by financing activities during the three months ended March 31, 2019 and 2018, primarily consisted of approximately $1.5 million and $1.6 million, respectively, from draws on our line of credit. This was partially offset by our quarterly dividend payments, for each respective period, of approximately $0.7 million, and redemptions of our common stock of approximately $0.1 million and $65 thousand, respectively.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, debt and sales of properties. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. Refer to Note 7. “Notes Payable, Net” to our interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the maturity dates and terms of our outstanding indebtedness.
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
Interim Financial Information
The financial information as of and for the period ended March 31, 2019, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three months ended March 31, 2019. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2019 and 2018, our total operating expenses did not exceed the 2%/25% Guidelines.
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
The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the three months ended March 31, 2019 and the year ended December 31, 2018 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2019	3/31/2019	4/30/2019	$0.06	$651	$14	$665

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/30/2018	$0.06	$659	$14	$673
Second Quarter 2018	6/30/2018	7/31/2018	0.06	658	14	672
Third Quarter 2018	9/30/2018	10/31/2018	0.06	656	14	670
Fourth Quarter 2018	12/31/2018	1/31/2019	0.06	652	14	666
Total				$2,625	$56	$2,681

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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
FFO	2019	2018
Net income (loss)	$(311)	$23
Adjustments:
Adjustment to reflect FFO of unconsolidated joint ventures	78	76
Depreciation of real estate	299	278
Amortization of in-place leases and leasing costs	78	80
FFO attributable to common shares and Common Units (1)	$144	$457

FFO per share and Common Unit (1)	$0.01	$0.04

Weighted average common shares and units outstanding (1)	11,098,000	11,223,318

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

Related Party Transactions and Agreements
We are currently party to the Advisory Agreement, pursuant to which the Advisor manages our business in exchange for specified fees paid for services related to the investment of funds in real estate and real estate-related investments, management of our investments and for other services. Refer to Note 11. “Related Party Transactions” to our interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the Advisory Agreement and other related party transactions, agreements and fees.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the interim unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of March 31, 2019, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.

Critical Accounting Policies
Our interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of additional accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2018 Annual Report on Form 10-K.
Subsequent Events
Loans Secured by Properties Under Development
On May 7, 2019, we refinanced and repaid our current financing with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). The Wilshire Construction Loan has a principal balance of approximately $7.1 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by, a first Deed of Trust on the property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that William R. Rothacker (“Rothacker”), an upstream owner of our joint venture partner in the Wilshire Joint Venture, guarantees performance of all of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of Rothacker against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by Rothacker in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the new construction loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
Distributions
On March 14, 2019, our board of directors declared a first quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of March 31, 2019. The distribution was paid on April 30, 2019.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended March 31, 2019, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
January 2019	—	$—	—	$288,793
February 2019	—	—	—	288,793
March 2019	20,855	6.04	20,855	162,831
Total	20,855		20,855

(1)	All of our purchases of equity securities during the quarter ended March 31, 2019, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.

Cumulatively, through March 31, 2019, we have redeemed 758,109 shares for $5.5 million. The company had no unfulfilled redemption requests during the quarter ended March 31, 2019.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As of the three months ended March 31, 2019, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2019.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ M. Bradley Kettmann
M. Bradley Kettmann
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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