Form 10-Q
period 2019-09-30
Strategic Realty Trust, Inc.
filed 2019-11-08
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

P.O. Box 5049
San Mateo,	California	94402
(Address of Principal Executive Offices)		(Zip Code)
(650) 343-9300
(Registrant’s Telephone Number, Including Area Code)
_________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 4, 2019, there were 10,774,036 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2019, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2018, as filed with the SEC on March 19, 2019 (the “2018 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Investments in real estate
Land	$13,536	$15,217
Building and improvements	23,732	31,697
Tenant improvements	1,264	1,479
	38,532	48,393
Accumulated depreciation	(3,066)	(3,917)
Investments in real estate, net	35,466	44,476
Properties under development and development costs
Land	25,851	25,851
Buildings	558	570
Development costs	17,453	13,813
Properties under development and development costs	43,862	40,234
Cash, cash equivalents and restricted cash	3,720	3,347
Prepaid expenses and other assets, net	151	137
Tenant receivables, net of $40 and $40 bad debt reserve	666	1,084
Investments in unconsolidated joint ventures	2,657	2,701
Lease intangibles, net	1,392	1,890
Assets held for sale	9,089	—
Deferred financing costs, net	263	736
TOTAL ASSETS (1)	$97,266	$94,605
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$34,356	$34,536
Accounts payable and accrued expenses	1,447	1,224
Amounts due to affiliates	9	30
Other liabilities	230	375
Liabilities related to assets held for sale	6,703	—
Below-market lease liabilities, net	312	370
TOTAL LIABILITIES (1)	43,057	36,535
Commitments and contingencies (Note 13)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,774,036 and 10,863,299 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	110	110
Additional paid-in capital	94,803	95,336
Accumulated deficit	(41,702)	(38,546)
Total stockholders’ equity	53,211	56,900
Non-controlling interests	998	1,170
TOTAL EQUITY	54,209	58,070
TOTAL LIABILITIES AND EQUITY	$97,266	$94,605

(1)
As of September 30, 2019 and December 31, 2018, includes approximately $45.0 million and $40.5 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $15.6 million and $17.3 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 5. “Variable Interest Entities”.

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Rental and reimbursements	$949	$1,516	$2,832	$5,103

Expense:
Operating and maintenance	327	660	1,183	1,925
General and administrative	444	421	1,239	1,317
Depreciation and amortization	331	483	1,086	1,182
Transaction expense	—	7	—	39
Interest expense	162	147	481	667
	1,264	1,718	3,989	5,130
Operating loss	(315)	(202)	(1,157)	(27)

Other income (loss):
Equity in income (loss) of unconsolidated joint ventures	(14)	290	(49)	245
Net gain on disposal of real estate	—	1,293	13	3,741
Income (loss) before income taxes	(329)	1,381	(1,193)	3,959
Income taxes	—	5	(44)	(19)
Net income (loss)	(329)	1,386	(1,237)	3,940
Net income (loss) attributable to non-controlling interests	(7)	29	(26)	83
Net income (loss) attributable to common stockholders	$(322)	$1,357	$(1,211)	$3,857

Earnings (loss) per common share - basic and diluted	$(0.03)	$0.12	$(0.11)	$0.35

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	10,800,467	10,962,529	10,833,866	10,976,030
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

Nine Months Ended September 30, 2019 and 2018

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2018	10,863,299	$110	$95,336	$(38,546)	$56,900	$1,170	$58,070
Conversion of OP units to common shares	17,719	—	105	—	105	(105)	—
Redemption of common shares	(106,982)	—	(638)	—	(638)	—	(638)
Quarterly distributions	—	—	—	(1,945)	(1,945)	(41)	(1,986)
Net loss	—	—	—	(1,211)	(1,211)	(26)	(1,237)
BALANCE — September 30, 2019	10,774,036	$110	$94,803	$(41,702)	$53,211	$998	$54,209

BALANCE — December 31, 2017	10,988,438	$111	$96,097	$(44,741)	$51,467	$1,051	$52,518
Redemption of common shares	(61,925)	—	(380)	—	(380)	—	(380)
Quarterly distributions	—	—	—	(1,973)	(1,973)	(42)	(2,015)
Cumulative effect from change in accounting principle	—	—	—	668	668	—	668
Net income	—	—	—	3,857	3,857	83	3,940
BALANCE — September 30, 2018	10,926,513	$111	$95,717	$(42,189)	$53,639	$1,092	$54,731

Three Months Ended September 30, 2019 and 2018

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — June 30, 2019	10,801,141	$110	$94,961	$(40,734)	$54,337	$1,123	$55,460
Conversion of OP units to common shares	17,719	—	105	—	105	(105)	—
Redemption of common shares	(44,824)	—	(263)	—	(263)	—	(263)
Quarterly distributions	—	—	—	(646)	(646)	(13)	(659)
Net loss	—	—	—	(322)	(322)	(7)	(329)
BALANCE — September 30, 2019	10,774,036	$110	$94,803	$(41,702)	$53,211	$998	$54,209

BALANCE — June 30, 2018	10,963,416	$111	$95,940	$(42,890)	$53,161	$1,077	$54,238
Redemption of common shares	(36,903)	—	(223)	—	(223)	—	(223)
Quarterly distributions	—	—	—	(656)	(656)	(14)	(670)
Net income	—	—	—	1,357	1,357	29	1,386
BALANCE — September 30, 2018	10,926,513	$111	$95,717	$(42,189)	$53,639	$1,092	$54,731
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(1,237)	$3,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on disposal of real estate	(13)	(3,741)
Equity in (income) loss of unconsolidated joint ventures	49	(245)
Straight-line rent	(70)	(109)
Amortization of deferred costs	473	443
Depreciation and amortization	1,086	1,182
Amortization of above and below-market leases	(16)	(15)
Bad debt expense	293	75
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(14)	(72)
Tenant receivables	90	231
Accounts payable and accrued expenses	155	52
Amounts due to affiliates	(21)	3
Other liabilities	(145)	(87)
Net cash provided by operating activities	630	1,657

Cash flows from investing activities:
Net proceeds from the sale of real estate	13	9,314
Investment in properties under development and development costs	(3,225)	(3,147)
Improvements, capital expenditures, and leasing costs	(592)	(643)
Investments in unconsolidated joint ventures	(38)	(191)
Distributions from unconsolidated joint ventures	33	111
Net cash provided by (used in) investing activities	(3,809)	5,444

Cash flows from financing activities:
Redemption of common shares	(638)	(380)
Quarterly distributions	(1,993)	(2,018)
Proceeds from notes payable	18,635	15,950
Repayment of notes payable	(11,835)	(20,769)
Payment of loan fees from investments in consolidated variable interest entities	(617)	(559)
Payment of loan fees and financing costs	—	(79)
Net cash provided by (used in) financing activities	3,552	(7,855)

Net increase (decrease) in cash, cash equivalents and restricted cash	373	(754)
Cash, cash equivalents and restricted cash – beginning of period	3,347	3,902
Cash, cash equivalents and restricted cash – end of period	$3,720	$3,148

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$659	$670
Change in accrued liabilities capitalized to investment in development	85	(194)
Change to accrued mortgage note payable interest capitalized to investment in development	(10)	(85)
Amortization of deferred loan fees capitalized to investment in development	328	441
Conversion of OP units to common shares	105	—
Changes in capital improvements, accrued but not paid	—	502
Cumulative effect from change in accounting principle	—	668
Cash paid for interest, net of amounts capitalized	33	326
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of September 30, 2019 and December 31, 2018, the Company owned 98.0% and 97.9%, respectively, of the limited partnership interests in the OP.
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
As of September 30, 2019, in addition to the development projects, the Company’s portfolio of properties was comprised of 8 properties, including one property held for sale, with approximately 86,000 rentable square feet of retail space located in two states. As of September 30, 2019, the rentable space at the Company’s retail properties was 90% leased.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2019 and December 31, 2018, the Company held ownership interests in two unconsolidated joint ventures. Refer to Note 4. “Investments in Unconsolidated Joint Ventures” for additional information. As of September 30, 2019 and December 31, 2018, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5. “Variable Interest Entities” for additional information.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statement of cash flows (amounts in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$3,026	$3,347
Restricted cash	694	—
Total cash, cash equivalents, and restricted cash	$3,720	$3,347

Recent Accounting Pronouncements
The FASB issued the following Accounting Standards Updates (“ASUs”) which could have potential impact to the Company’s condensed consolidated financial statements:
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the consolidated balance sheet and disclose key information about leasing arrangements. The guidance retains a distinction between finance leases and operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under Accounting Standards Codification (“ASC”) 840. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using the modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply under ASC 842. The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019, utilizing the practical expedients described in ASU 2018-11. The Company has elected the lessor practical expedient to not separate common area maintenance and reimbursement of real estate taxes from the associated lease for all existing and

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

new leases as the timing and pattern of payments and associated lease payments are the same. The timing of revenue recognition remains the same for the Company’s existing leases and new leases. Revenues related to the Company’s leases continue to be reported on one line in the presentation within the statement of operations as a result of electing this lessor practical expedient. The Company continues to capitalize its direct leasing costs. These costs are incurred as a result of obtaining new leases, and renewing leases, and are paid to the Company’s Advisor. Additionally, the Company is not a lessee of real estate or equipment, as it is externally managed by its Advisor.
3. REAL ESTATE INVESTMENTS
Assets Held for Sale and Liabilities Related to Assets Held for Sale
At September 30, 2019, Topaz Marketplace, located in Hesperia, CA, was classified as held for sale in the condensed consolidated balance sheets.
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
The Company’s condensed consolidated statements of operations include net operating income of approximately $0.2 million and $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and approximately $0.4 million and $0.3 million for the nine months ended September 30, 2019 and 2018, related to the assets held for sale.
There were no assets classified as held for sale at December 31, 2018.
The major classes of assets and liabilities related to assets held for sale included in the condensed consolidated balance sheets are as follows (amounts in thousands):

September 30,
2019
ASSETS
Investments in real estate
Land	$1,680
Building and improvements	7,966
Tenant improvements	799
10,445
Accumulated depreciation	(1,709)
Investments in real estate, net	8,736
Tenant receivables, net	105
Lease intangibles, net	248
Assets held for sale	$9,089
LIABILITIES
Notes payable	$6,691
Below-market lease intangibles, net	12
Liabilities related to assets held for sale	$6,703

Amounts above are being presented at their carrying value, which the Company believes to be lower than their estimated fair value less costs to sell.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
The following table summarizes the Company’s investments in unconsolidated joint ventures as of September 30, 2019 and December 31, 2018 (amounts in thousands):

		Ownership Interest		Investment
Joint Venture	Date of Investment	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
SGO Retail Acquisitions Venture, LLC	3/11/2015	19%	19%	$1,120	$1,128
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	10%	10%	1,537	1,573
Total				$2,657	$2,701

The Company’s off-balance sheet arrangements consist primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2019 and December 31, 2018, the Company has provided carve-out guarantees in connection with the two aforementioned unconsolidated joint ventures; in connection with those carve-out guarantees, the Company has certain rights of recovery from the joint venture members.
5. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Sunset & Gardner Joint Venture (formerly known as Gelson’s Joint Venture) and (ii) the 3032 Wilshire Joint Venture. The Company has consolidated the accounts of these variable interest entities.
Through September 30, 2019, post the initial capital contributions, the Company made additional capital contributions totaling approximately $6.1 million and $7.1 million to the Sunset & Gardner Joint Venture and Wilshire Joint Venture, respectively.
The following reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30,	December 31,
	2019	2018
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	558	570
Development costs	17,453	13,813
Properties under development and development costs	43,862	40,234
Cash, cash equivalents and restricted cash	1,132	276
Prepaid expenses and other assets, net	9	9
Lease intangibles, net	4	4
TOTAL ASSETS (1)	$45,007	$40,523

LIABILITIES
Notes payable, net (2)	$15,411	$17,166
Accounts payable and accrued expenses	207	132
Amounts due to affiliates	—	8
Other liabilities	5	9
TOTAL LIABILITIES	$15,623	$17,315

(1)	The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

(2)
As of September 30, 2019 and December 31, 2018, includes reclassification of approximately $0.6 million and $0.3 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the Wilshire Joint Venture is partially guaranteed by the Company, refer to Note 8, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.

6. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2019, the leases at the Company’s properties, excluding properties classified as held for sale, have remaining terms (excluding options to extend) of up to 12.2 years with a weighted-average remaining term (excluding options to extend) of approximately 6.7 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.2 million as of both September 30, 2019 and December 31, 2018.
The following table presents the components of income from real estate operations for the three and nine months ended September 30, 2019 (amounts in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease income - operating leases	$722	$2,143
Variable lease income (1)	227	689
Rental and reimbursements income	$949	$2,832

(1)	Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.
As of September 30, 2019, the future minimum rental income from the Company’s properties under non-cancelable operating leases, excluding properties classified as held for sale, was as follows (amounts in thousands):

Remainder of 2019	$497
2020	1,915
2021	1,837
2022	1,850
2023	1,870
Thereafter	7,335
Total	$15,304

7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of September 30, 2019 and December 31, 2018, the Company’s acquired lease intangibles and below-market lease liabilities, excluding intangibles and below-market lease liabilities classified as held for sale, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Cost	$2,477	$3,030	$(493)	$(526)
Accumulated amortization	(1,085)	(1,140)	181	156
Total	$1,392	$1,890	$(312)	$(370)

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company’s amortization of lease intangibles and below-market lease liabilities for the three and nine months ended September 30, 2019 and 2018, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended September 30,		Three Months Ended September 30,
	2019	2018	2019	2018
Amortization	$(80)	$(156)	$15	$18

	Lease Intangibles		Below-Market Lease Liabilities
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Amortization	$(258)	$(314)	$47	$51

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
As of September 30, 2019, the Company’s line of credit had an outstanding principal balance of approximately $18.9 million. This balance excludes approximately $6.7 million, which has been classified as held for sale as of September 30, 2019. As of December 31, 2018, the Company’s line of credit had an outstanding principal balance of $17.4 million. As of September 30, 2019 and December 31, 2018, the Company’s line of credit was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, Silver Lake, and The Shops at Turkey Creek.
Loans Secured by Properties Under Development
On May 7, 2019, the Company refinanced and repaid its current financing (outstanding balance of $8.8 million at the time of refinancing) with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of September 30, 2019, the Wilshire Construction Loan has a principal balance of approximately $7.3 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the new construction loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
On October 29, 2018, the Company refinanced and repaid its initial financing with a new loan from Lone Oak Fund LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and bears an interest rate of 6.9% per annum. The Sunset & Gardner Loan was scheduled to mature on October 31, 2019. The Company extended the Sunset & Gardner Loan for an additional twelve month period under the same terms. The new maturity date is October 31, 2020. The Sunset & Gardner Loan is secured by a first Deed of Trust on the property.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of September 30, 2019 (amounts in thousands):

Remainder of 2019	$—
2020	34,335
2021	—
2022	7,284
Total (1)	$41,619

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.6 million deferred financing costs, net.
During the three months ended September 30, 2019 and 2018, the Company incurred and expensed approximately $0.2 million and $0.1 million of interest costs, respectively, which primarily consisted of amortization of deferred financing costs. Also during the three months ended September 30, 2019 and 2018, the Company incurred and capitalized approximately $0.7 million and $1.1 million, respectively, of interest expense related to the variable interest entities, which included amortization of deferred financing costs of approximately $0.1 million and $0.2 million, respectively, for each period.
During the nine months ended September 30, 2019, the Company incurred and expensed approximately $0.5 million of interest costs, which primarily consisted of amortization of deferred financing costs. During the nine months ended September 30, 2018, the Company incurred and expensed approximately $0.7 million of interest costs, which included the amortization of deferred financing costs of approximately $0.4 million. Also during the nine months ended September 30, 2019 and 2018, the Company incurred and capitalized approximately $2.1 million and $2.9 million, respectively, of interest expense related to the variable interest entities, which included amortization of deferred financing costs of approximately $0.3 million and $0.4 million, respectively, for each period.
As of both September 30, 2019 and December 31, 2018, interest expense payable was approximately $0.2 million, including an amount related to the variable interest entities of approximately $0.1 million, for each period.
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
The Company believes the total carrying values reflected on its condensed consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s line of credit reasonably approximated their fair values at September 30, 2019.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For both the three and nine months ended September 30, 2019 and 2018, the Company did not record any impairment losses.
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
During the three month ended September 30, 2019, 17,719 of Common Units were converted into the Company’s common shares for an aggregate basis of approximately $0.1 million.
Pursuant to the Advisory Agreement, in April 2014 the Company caused the OP to issue to the Advisor a separate series of limited partnership interests of the OP in exchange for a capital contribution to the OP of $1 thousand (the “Special Units”). The terms of the Special Units entitle the Advisor to (i) 15% of the Company’s net sale proceeds upon disposition of its assets after the Company’s stockholders receive a return of their investment plus a 7% cumulative, non-compounded rate of return or (ii) an equivalent amount in the event that the Company lists its shares of common stock on a national securities exchange or upon certain terminations of the Advisory Agreement after the Company’s stockholders are deemed to have received a return of their investment plus a 7% cumulative, non-compounded rate of return.The holders of Common Units, other than the Company and the holder of the Special Units, generally have the right to cause the OP to redeem all or a portion of their Common Units for, at the Company’s sole discretion, shares of the Company’s common stock, cash or a combination of both. If the Company elects to redeem Common Units for shares of common stock, the Company will generally deliver one share of common stock for each Common Unit redeemed. Holders of Common Units, other than the Company and the holders of the Special Units, may exercise their redemption rights at any time after one year following the date of issuance of their Common Units; provided, however, that a holder of Common Units may not deliver more than two redemption notices in a single calendar year and may not exercise a redemption right for less than 1,000 Common Units, unless such holder holds less than 1,000 Common Units, in which case, it must exercise its redemption right for all of its Common Units.
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
On August 8, 2019, the Company’s board of directors approved, pursuant to  pursuant to Section 3(a) of the Company’s Amended and Restated Share Redemption Program (the “Amended and Restated SRP”), an additional $0.3 million of funds available for the redemption of shares in connection with the death of a stockholder and $0.2 million of funds available for redemption of shares in connection with the disability of a stockholder.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table summarizes share redemption activity during the three and nine months ended September 30, 2019 and 2018 (amounts in thousands, except shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock redeemed	44,824	36,903	106,982	61,925
Purchase price	$263	$223	$638	$380

As stated above, cumulatively, through September 30, 2019, pursuant to the Original Share Redemption Program and the Amended and Restated SRP, the Company has redeemed 844,236 shares sold in the Offering and/or its dividend reinvestment plan for $6.0 million.
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
The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the nine months ended September 30, 2019, and the year ended 2018 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2019	3/31/2019	4/30/2019	$0.06	$651	$14	$665
Second Quarter 2019	6/30/2019	7/31/2019	0.06	648	14	662
Third Quarter 2019	9/30/2019	10/31/2019	0.06	646	13	659
Total				$1,945	$41	$1,986

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/30/2018	$0.06	$659	$14	$673
Second Quarter 2018	6/30/2018	7/31/2018	0.06	658	14	672
Third Quarter 2018	9/30/2018	10/31/2018	0.06	656	14	670
Fourth Quarter 2018	12/31/2018	1/31/2019	0.06	652	14	666
Total				$2,625	$56	$2,681

11. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of September 30, 2019. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.
The following table sets forth the computation of the Company’s basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator - basic and diluted
Net income (loss)	$(329)	$1,386	$(1,237)	$3,940
Net income (loss) attributable to non-controlling interests	(7)	29	(26)	83
Net income (loss) attributable to common shares	$(322)	$1,357	$(1,211)	$3,857
Denominator - basic and diluted
Basic weighted average common shares	10,800,467	10,962,529	10,833,866	10,976,030
Common Units (1)	—	—	—	—
Diluted weighted average common shares	10,800,467	10,962,529	10,833,866	10,976,030
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$(0.03)	$0.12	$(0.11)	$0.35

(1)	The effect of 217,475 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Expensed	2019	2018	2019	2018	2019	2018
Financing coordination fees	$—	$—	$—	$30	$—	$—
Asset management fees	164	187	480	566	—	—
Reimbursement of operating expenses	8	35	30	116	—	—
Property management fees	38	56	104	203	9	30
Disposition fees	—	79	—	133	—	—
Total	$210	$357	$614	$1,048	$9	$30

Capitalized
Acquisition fees	$2	$—	$44	$46	$—	$—
Leasing fees	—	—	—	4	—	—
Legal leasing fees	—	—	—	8	—	—
Construction management fees	18	12	18	17	—	—
Financing coordination fees	87	44	157	226	—	—
Total	$107	$56	$219	$301	$—	$—

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
For the nine months ended September 30, 2019 and 2018, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
Property Management Fees
Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive property management fees calculated at a maximum of up to 4% of the properties’ gross revenue. The property management agreements with Glenborough have been renewed for an additional 12 months, beginning on August 10, 2019. Property management agreements with Glenborough automatically renew every year, unless expressly terminated.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth related-party fees paid by the unconsolidated joint ventures to Glenborough for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SGO Joint Venture	$54	$62	$231	$192
SGO MN Joint Venture	501	124	818	580

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
14. SUBSEQUENT EVENTS
Distributions
On August 8, 2019, the Company’s board of directors declared a third quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of September 30, 2019. The distribution was paid on October 31, 2019.
Line of Credit
Effective November 7, 2019, the Company elected to permanently reduce the maximum aggregate commitment under its line of credit from $60.0 million to $30.0 million. All other terms of the credit facility remain the same.

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
Property Portfolio
As of September 30, 2019, our property portfolio included eight retail properties, including one property held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 86,000 square feet of multi-tenant, commercial retail space located in two states. We purchased our properties for an aggregate purchase price of approximately $51.5 million. As of both September 30, 2019 and December 31, 2018, approximately 90% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 6.7 years and 5.9 years, respectively.

(dollars in thousands)		Rentable Square Feet	Percent Leased (1)	Effective Rent (2) (per Sq. Foot)	Date Acquired	Original Purchase Price (3) (4)
Property Name	Location
Shops at Turkey Creek	Knoxville, TN	16,324	61%	$29.59	3/12/2012	$4,300
400 Grove Street	San Francisco, CA	2,000	100%	61.50	6/14/2016	2,890
8 Octavia Street	San Francisco, CA	3,640	47%	53.89	6/14/2016	2,740
Fulton Shops	San Francisco, CA	3,758	100%	57.68	7/27/2016	4,595
450 Hayes	San Francisco, CA	3,724	100%	93.08	12/22/2016	7,567
388 Fulton	San Francisco, CA	3,110	100%	66.15	1/4/2017	4,195
Silver Lake	Los Angeles, CA	10,497	100%	66.79	1/11/2017	13,300
		43,053				39,587

Properties Held for Sale
Topaz Marketplace	Hesperia, CA	43,199	100%	21.86	9/23/2011	11,880
		86,252				$51,467

(1)	Percentage is based on leased rentable square feet of each property as of September 30, 2019.

(2)
Effective rent per square foot is calculated by dividing the annualized September 2019 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(3)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(4)	The original purchase price for Topaz Marketplace was reduced to reflect a pad sale during the second quarter of 2018.

Properties Under Development
As of September 30, 2019, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Wilshire Property	Santa Monica, CA	December, 2019	12,500	$7,284
Sunset & Gardner Property	Hollywood, CA	January, 2021	37,000	8,700
Total			49,500	$15,984
Unconsolidated Joint Ventures
As of September 30, 2019, our portfolio included investments in two unconsolidated joint ventures, which own, in aggregate, five retail centers, comprising an aggregate of approximately 494,000 square feet and located in two states.
Results of Operations
Comparison of the three and nine months ended September 30, 2019, versus the three and nine months ended September 30, 2018.
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
Rental revenue and reimbursements	$949	$1,516	$(567)	(37.4)%
Operating and maintenance expenses	327	660	(333)	(50.5)%
General and administrative expenses	444	421	23	5.5%
Depreciation and amortization expenses	331	483	(152)	(31.5)%
Transaction expense	—	7	(7)	(100.0)%
Interest expense	162	147	15	10.2%
Operating loss	(315)	(202)	(113)	55.9%
Other income (loss), net	(14)	1,583	(1,597)	(100.9)%
Income taxes	—	5	(5)	(100.0)%
Net income (loss)	$(329)	$1,386	$(1,715)	(123.7)%

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
Rental revenue and reimbursements	$2,832	$5,103	$(2,271)	(44.5)%
Operating and maintenance expenses	1,183	1,925	(742)	(38.5)%
General and administrative expenses	1,239	1,317	(78)	(5.9)%
Depreciation and amortization expenses	1,086	1,182	(96)	(8.1)%
Transaction expense	—	39	(39)	(100.0)%
Interest expense	481	667	(186)	(27.9)%
Operating loss	(1,157)	(27)	(1,130)	4,185.2%
Other income (loss), net	(36)	3,986	(4,022)	(100.9)%
Income taxes	(44)	(19)	(25)	131.6%
Net income (loss)	$(1,237)	$3,940	$(5,177)	(131.4)%
Our results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of those expected in future periods.

Revenue
The decrease in revenue during the three and nine months ended September 30, 2019, compared to the same periods in 2018, was primarily due to the sales of a portion of Topaz Marketplace in June 2018, Ensenada Square in July 2018, and Florissant Marketplace in December 2018.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three and nine months ended September 30, 2019, when compared to the same periods in 2018, which corresponds to the decrease in revenue, partially offset by a write-off of funds deemed to be uncollectible during the second quarter of 2019.
General and administrative expenses
General and administrative expenses increased during the three months ended September 30, 2019, compared to the same period in 2018, primarily due to higher legal fees, partially offset by lower asset management fees.
General and administrative expenses decreased during the nine months ended September 30, 2019, compared to the same period in 2018, primarily due to lower asset management fees, lower audit fees, and lower professional tax fees all corresponding to the decrease in portfolio size, partially offset by higher legal fees.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the three and nine months ended September 30, 2019, compared to the same periods in 2018, primarily due to classification of Topaz Marketplace as held for sale during the three months ended September 30, 2019.
Transaction expense
We did not incur transaction fees during the three and nine months ended September 30, 2019. Transaction expense incurred during the three and nine months ended September 30, 2019, was primarily due to payment of financing fees related to the extension of a loan held by one of our unconsolidated joint ventures.
Interest expense
Interest expense increased during the three months ended September 30, 2019, compared to the same period in 2018, due to increased amortization of deferred financing costs as well a decrease in capitalized interest related to the variable interest entities.
Interest expense decreased during the nine months ended September 30, 2019, compared to the same period in 2018, due to decreases in debt balances as a result of using the proceeds from property disposition activities to repay debt.
Other income (loss), net
Other income (loss), net for the three and nine months ended September 30, 2019, primarily consisted of equity in loss resulting from our investment in unconsolidated joint ventures. Other income (loss), net for three and nine months ended September 30, 2018, primarily consisted of approximately $3.7 million related to the gain on sale of a portion of Topaz Marketplace in June 2018 and Ensenada Square in July 2018.
Income Taxes
Income taxes for the nine months ended September 30, 2019, consisted of various state tax payments.
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
As of September 30, 2019, our cash and cash equivalents were approximately $3.0 million and we had $0.7 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).

Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2019 and December 31, 2018, our borrowings were approximately 72.5% and 57.5%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2019	2018	$ Change
Net cash provided by (used in):
Operating activities	$630	$1,657	$(1,027)
Investing activities	(3,809)	5,444	(9,253)
Financing activities	3,552	(7,855)	11,407
Net increase (decrease) in cash, cash equivalents and restricted cash	$373	$(754)
Cash Flows from Operating Activities
The decrease in cash flows from operating activities was primarily due to lower operating income during the nine months ended September 30, 2019 as compared to the same period in 2018, which resulted from sales of properties during the nine months ended September 30, 2018.
Cash Flows from Investing Activities
Cash flows used in investing activities during the nine months ended September 30, 2019, primarily consisted of $3.2 million of our investments in the Wilshire and Sunset and Gardner Joint Ventures. Cash flows provided by investing activities during the nine months ended September 30, 2018, primarily consisted of proceeds from the disposition of a portion of Topaz Marketplace and Ensenada Square of approximately $9.3 million, partially offset by our aggregate additional $3.1 million investments in the Wilshire and Gelson’s Joint Ventures.
Cash Flows from Financing Activities
Cash flows provided by financing activities during the nine months ended September 30, 2019, primarily consisted of approximately $18.6 million from construction loan proceeds and draws on our line of credit. This was partially offset by repayment of our debt balances of approximately $11.8 million, our quarterly dividend payments of approximately $2.0 million, and redemptions of our common stock of approximately $0.6 million.
Cash flows used in financing activities during the nine months ended September 30, 2018, primarily consisted of repayment of our debt balances and our quarterly dividend payments of approximately $20.8 million and $2.0 million, respectively, partially offset by proceeds of approximately $16.0 million from draws on our line of credit.
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
Loans Secured by Properties Under Development
On May 7, 2019, we refinanced and repaid our current financing (outstanding balance of $8.8 million at the time of refinancing) with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of September 30, 2019, the Wilshire Construction Loan has a principal balance of approximately $7.3 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the new construction loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
On October 29, 2018, we refinanced and repaid our initial financing with a new loan from Lone Oak Fund LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and bears an interest rate of 6.9% per annum. The Sunset & Gardner Loan was scheduled to mature on October 31, 2019. We extended the Sunset & Gardner Loan for an additional twelve month period under the same terms. The new maturity date is October 31, 2020. The Sunset & Gardner Loan is secured by a first Deed of Trust on the property.
Interim Financial Information
The financial information as of and for the period ended September 30, 2019, included in this Quarterly Report on Form 10-Q is unaudited, but includes all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of our financial position and operating results for the three and nine months ended September 30, 2019. These interim unaudited condensed consolidated financial statements do not include all disclosures required by GAAP for complete consolidated financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the full year; and such results may be less favorable. Our accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the nine months ended September 30, 2019 and 2018, our total operating expenses did not exceed the 2%/25% Guidelines.
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
The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the nine months ended September 30, 2019 and the year ended December 31, 2018 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2019	3/31/2019	4/30/2019	$0.06	$651	$14	$665
Second Quarter 2019	6/30/2019	7/31/2019	0.06	648	14	662
Third Quarter 2019	9/30/2019	10/31/2019	0.06	646	13	659
Total				$1,945	$41	$1,986

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/30/2018	$0.06	$659	$14	$673
Second Quarter 2018	6/30/2018	7/31/2018	0.06	658	14	672
Third Quarter 2018	9/30/2018	10/31/2018	0.06	656	14	670
Fourth Quarter 2018	12/31/2018	1/31/2019	0.06	652	14	666
Total				$2,625	$56	$2,681

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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO	2019	2018	2019	2018
Net income (loss)	$(329)	$1,386	$(1,237)	$3,940
Adjustments:
Gain on disposal of assets	—	(1,293)	(13)	(3,741)
Adjustment to reflect FFO of unconsolidated joint ventures	84	(207)	262	(24)
Depreciation of real estate	260	360	858	905
Amortization of in-place leases and leasing costs	71	123	228	277
FFO attributable to common shares and Common Units (1)	$86	$369	$98	$1,357

FFO per share and Common Unit (1)	$0.01	$0.03	$0.01	$0.12

Weighted average common shares and units outstanding (1)	11,035,276	11,197,723	11,068,930	11,211,224

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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 3. “Investments in Unconsolidated Joint Ventures” in the notes to the interim unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of September 30, 2019, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners.
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
Subsequent Events
Distributions
On August 8, 2019, our board of directors declared a third quarter distribution in the amount of $0.06 per share/unit to common stockholders and holders of common units of record as of September 30, 2019. The distribution was paid on October 31, 2019.
Line of Credit
Effective November 7, 2019, the Company elected to permanently reduce the maximum aggregate commitment under its line of credit from $60.0 million to $30.0 million. All other terms of the credit facility remain the same.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 8, 2019, our board of directors approved, pursuant to  pursuant to Section 3(a) of the Company’s Amended and Restated Share Redemption Program (the “Amended and Restated SRP”), an additional $0.3 million of funds available for the redemption of shares in connection with the death of a stockholder and $0.2 million of funds available for redemption of shares in connection with the disability of a stockholder.
During the quarter ended September 30, 2019, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
July 2019	—	$—	—	$402,774
August 2019	—	—	—	802,774
September 2019	44,824	5.86	44,824	540,107
Total	44,824		44,824

(1)	All of our purchases of equity securities during the quarter ended September 30, 2019, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through September 30, 2019, we have redeemed 844,236 shares for $6.0 million. The company had no unfulfilled redemption requests during the quarter ended September 30, 2019.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On September 12, 2019, the Sunset & Gardner Joint Venture amended its Sunset & Gardner Loan agreement with Loan Oak Fund LLC in order to extend the maturity date from October 31, 2019 to October 31, 2020.

ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2019.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ M. Bradley Kettmann
M. Bradley Kettmann
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Loan Modification Agreement between Sunset & Gardner Investors LLC and Lone Oak Fund, LLC, dated September 12, 2019	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X