Form 10-K
period 2019-12-31
Strategic Realty Trust, Inc.
filed 2020-03-18
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
There is no established trading market for the registrant’s common stock. On August 8, 2019, the registrant’s board of directors approved an estimated value per share of the registrant’s common stock of $5.86 per share based on estimated value of the registrant’s real estate assets and the estimated value of the registrant’s tangible other assets less the estimated value of the registrant’s liabilities divided by the number of shares and operating partnership units outstanding, as of April 30, 2019. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of April 30, 2019, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Market Information” of this Annual Report on Form 10-K.
As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, 10,543,702 shares of its common stock were held by non-affiliates.
As of March 16, 2020, there were 10,759,721 shares of the registrant’s common stock issued and outstanding.
Documents Incorporated by Reference: Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders.

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
On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated Share Redemption Program (the “SRP”). The program was previously suspended, effective as of January 15, 2013. Under the SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase by us. For more information regarding our share redemption program, refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Share Redemption Program.” Cumulatively, through December 31, 2019, pursuant to the Original Share Redemption Program and the SRP, we have redeemed 858,551 shares of common stock sold in the Offering for approximately $6.0 million.
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
Our office address is P.O. Box 5049, San Mateo, California 94402, and our main telephone number is (650) 343-9300.
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
We intend to continue to focus on investments in income-producing retail properties. Specifically, we are focused on acquiring high quality urban retail properties in major west coast markets and building a joint venture platform with institutional investors to invest in value–add retail properties. Our investments may include urban store front retail buildings, free standing single tenant buildings, neighborhood, community, power and lifestyle shopping centers, and multi-tenant shopping centers. We may also invest in real estate loans or real estate-related assets that we believe meet our investment objectives. Our near term goal continues to be the recycling of the portfolio that was held in 2013 when the Advisor first began providing services to us pursuant to the Advisory Agreement by selling the remaining legacy properties. As of December 31, 2019, Topaz Marketplace and Shops at Turkey Creek remained the only legacy properties in the portfolio. We believe that a fully recycled and focused high-quality west coast urban retail portfolio will allow us the opportunity to look at various strategic options in the future.
Investment Portfolio
As of December 31, 2019, our portfolio included eight properties, including one property held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 86,000 square feet of single and multi-tenant commercial retail space located in two states, which we purchased for an aggregate purchase price of approximately $51.5 million. Refer to Item 2, “Properties” for additional information on our portfolio.
In addition to the properties, in 2015 we invested in two joint ventures with an institutional partner. These ventures acquired two portfolios comprising 18 properties and approximately 1,447,000 square feet. To increase liquidity, in anticipation of the impending maturity of our line of credit in February of 2020, on December 27, 2019, we sold our remaining interests in these joint ventures to an affiliate of the managing member of the two joint ventures and of the Advisor. At the time of sale, these joint ventures owned, in aggregate, five properties comprising approximately 494,000 square feet, down from the acquisition size of 18 properties and approximately 1,447,000 square feet. At the request of the Audit Committee of the Board of Directors, we received a fairness opinion from a third-party financial advisory and valuation firm that opined that the purchase price was fair to us from a financial point of view. The sale of the interests in the joint ventures resulted in a total gain of approximately $1.4 million.
During the first quarter of 2016, we invested, through joint ventures, in two significant retail projects under development that are expected to be completed in April 2020 and January 2022, respectively.
Borrowing Policies
We use, and may continue to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, real estate-related loans, and other real estate-related assets. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of our indebtedness. As of December 31, 2019, our aggregate outstanding indebtedness, including deferred financing costs, net of accumulated amortization, totaled approximately $42.9 million, or 43.6% of the book value of our total assets.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2019 and 2018, our borrowings were approximately 75.1% and 57.5%, respectively, of the book value of our net assets.
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
On August 8, 2019, our board of directors approved an estimated value per share of our common stock of $5.86 per share based on the estimated value of the our real estate assets plus the estimated value of our tangible other assets less the estimated value of our liabilities divided by the number of shares and operating partnership units outstanding, as of April 30, 2019. We provided this estimated value per share to assist broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under the rules of the Financial Industry Regulatory Authority (“FINRA”).
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
There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly, or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted the Amended and Restated Share Redemption Program (the “Amended and Restated SRP”), but only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase under the Amended and Restated SRP and the number of shares to be redeemed under the Amended and Restated SRP is limited to the lesser of (i) a total of $3.8 million for redemptions sought upon a stockholder’s death and a total of $1.2 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should be prepared to hold your shares for an indefinite length of time.
You are limited in your ability to sell your shares of common stock pursuant to the Amended and Restated SRP. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid upon subscription.
The Amended and Restated SRP may provide you with an opportunity to have your shares of common stock redeemed by us. However, our share redemption program contains certain restrictions and limitations. Only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the Amended and Restated SRP) of a stockholder are eligible for repurchase under the Amended and Restated SRP. Further, we limit the number of shares to be redeemed under the Amended and Restated SRP to the lesser of (i) a total of $3.8 million for redemptions sought upon a stockholder’s death and a total of $1.2 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend or terminate the Amended and Restated SRP at any time. Therefore, you may not have the opportunity to make a redemption request prior to a potential termination of the Amended and Restated SRP and you may not be able to sell any of your shares of common stock back to us pursuant to the

Amended and Restated SRP. Moreover, if you do sell your shares of common stock back to us pursuant to the Amended and Restated SRP, you may not receive the price you paid for any shares of our common stock being redeemed.
Distributions are not guaranteed, may fluctuate, and may constitute a return of capital or taxable gain from the sale or exchange of property.
From August 2009 to December 2012, our board of directors declared monthly cash distributions. Due to short-term liquidity issues and defaults under certain of our loan agreements, effective January 15, 2013, our board of directors determined to pay future distributions on a quarterly basis (as opposed to monthly). However, our board of directors did not declare or pay a distribution for the first three quarters of 2013. On December 9, 2013, our board of directors re-established a quarterly distribution that has continued through 2019. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions” for additional information regarding distributions.
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
Actual or threatened epidemics, pandemics, outbreaks, or other public health crises may have an adverse impact on our tenants' financial condition and the profitability of our properties.
Our business and the businesses of our tenants could be materially and adversely affected by the risks, or the public perception of the risks, related to an epidemic, pandemic, outbreak, or other public health crisis, such as the recent outbreak of novel coronavirus (COVID-19). The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause customers to avoid retail properties, and with respect to our properties generally, could cause temporary or long-term disruptions in our tenants' supply chains and/or delays in the delivery of our tenants’ inventory. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could cause the on-site employees of our tenants to avoid our tenants’ properties, which could adversely affect our tenants’ ability to adequately manage their businesses. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our tenants’ stores or facilities. Such events could adversely impact our tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could severely disrupt their operations and the rental revenue we generate from our leases with them. The ultimate extent of the impact of any epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.
Our properties consist of retail properties. Our performance, therefore, is linked to the market for retail space generally.
As of December 31, 2019, we owned eight properties, including one property held for sale, each of which is a retail property and the majority of which have multiple tenants. The joint ventures in which we have invested also own retail centers.

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
A concentration of credit risk may arise in our business when a nationally or regionally-based tenant is responsible for a substantial amount of rent in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. As of December 31, 2019, in other than our properties classified as held for sale, Clover Juice, Connor Concepts, Inc., and A Mano each accounted for more than 10% of our annual minimum rent.
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
Because of the concentration of a significant portion of our assets in one geographic area and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market could affect our operating results and our ability to pay distributions to our stockholders
As of December 31, 2019, other than rent from properties classified as held for sale, 49.5% of our annual minimum rent was derived from properties in San Francisco, California with an additional 35.2% of our annual minimum rent coming from properties located in other California cities. In addition, our two development projects are in California. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California real estate markets. In addition, the majority of our real estate properties consists of urban retail properties. Any adverse economic or real estate developments in the San Francisco or broader California geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for urban retail space could adversely affect our operating results and our ability to pay distributions to our stockholders.
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
We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2019, our aggregate borrowings did not exceed 300% of the value of our net assets. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
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
U.S. Federal Income Tax Risks
Our failure to continue to qualify as a REIT would subject us to U.S. federal income tax and reduce cash available for distribution to you.
We elected to be taxed as a REIT under the Internal Revenue Code commencing with our taxable year ended December 31, 2009. We intend to continue to operate in a manner so as to continue to qualify as a REIT for U.S. federal income tax purposes. Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only a limited number of judicial and administrative interpretations exist. Even an inadvertent or technical mistake could jeopardize our REIT status. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. Moreover, new tax legislation, administrative guidance or court decisions, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to continue to qualify as a REIT. If we fail to continue to qualify as a REIT in any taxable year, we would be subject to federal and applicable state and local income tax on our taxable income at regular corporate income tax rates, in which case we might be required to borrow or liquidate some investments in order to pay the applicable tax. Losing our REIT status would reduce our net income available for investment or distribution to you because of the additional tax liability. In addition, distributions to you would no longer qualify for the dividends-paid deduction and we would no longer be required to make distributions. Furthermore, if we fail to qualify as a REIT in any taxable year for which we have elected to be taxed as a REIT, we would generally be unable to elect REIT status for the four taxable years following the year in which our REIT status is lost.
Complying with REIT requirements may force us to borrow funds to make distributions to you or otherwise depend on external sources of capital to fund such distributions.
To continue to qualify as a REIT, we are required to distribute annually at least 90% of our taxable income, subject to certain adjustments, to our stockholders. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a stockholder would be taxed on its proportionate share of our undistributed long-term gain and would receive a credit or refund for its proportionate share of the tax we paid. A stockholder, including a tax-exempt or foreign stockholder, would have to file a U.S. federal income tax return to claim that credit or refund. Furthermore, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

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
Despite our qualification for taxation as a REIT for U.S. federal income tax purposes, we may be subject to other tax liabilities that reduce our cash flow and our ability to make distributions to you.
Despite our qualification for taxation as a REIT for U.S. federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to you. For instance:

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
To continue to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to stockholders and the ownership of our stock. As discussed above, we may be required to make distributions to you at disadvantageous times or when we do not have funds readily available for distribution. Additionally, we may be unable to pursue investments that would be otherwise attractive to us in order to satisfy the requirements for qualifying as a REIT.
We must also ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets, including certain mortgage loans and mortgage-backed securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than government securities and qualified real estate assets) and no more than 20% of the value of our gross assets (25% for certain taxable years beginning before December 31, 2017) may be represented by securities of one or more TRSs. Finally, for the taxable years after 2015, no more than 25% of our assets may consist of debt investments that are issued by “publicly offered REITs” and would not otherwise be treated as qualifying real estate assets. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences, unless certain relief provisions apply. As a result, compliance with the REIT requirements may hinder our ability to operate solely on the basis of profit maximization and may require us to liquidate investments from our portfolio, or refrain from making, otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to stockholders.
Our acquisition of debt or securities investments may cause us to recognize income for U.S. federal income tax purposes even though no cash payments have been received on the debt investments.
We may acquire debt or securities investments in the secondary market for less than their face amount. The amount of such discount will generally be treated as a “market discount” for U.S. federal income tax purposes. If these debt or securities investments provide for “payment-in-kind” interest, we may recognize “original issue discount,” or OID, for U.S. federal income tax purposes. Moreover, we may acquire distressed debt investments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding debt constitute “significant modifications” under the applicable Treasury Regulations, the modified debt may be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, if the debt is considered to be “publicly traded” for U.S. federal income tax purposes, the modified debt in our hands may be considered to have been issued with OID to the extent the fair market value of the modified debt is less than the principal amount of the outstanding debt. In the event the debt is not considered to be “publicly traded” for U.S. federal income tax purposes, we may be required to recognize taxable income to the extent that the principal amount of the modified debt exceeds our cost of purchasing it. Also, certain loans that we originate and later modify and certain previously modified debt we acquire in the secondary market may be considered to have been issued with the OID at the time it was modified.
In general, we will be required to accrue OID on a debt instrument as taxable income in accordance with applicable U.S. federal income tax rules even though no cash payments may be received on such debt instrument on a current basis.
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
The prohibited transactions tax may limit our ability to engage in transactions, including disposition of assets and certain methods of securitizing loans, which would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of dealer property, other than foreclosure property, but including loans held primarily for sale to customers in the ordinary course of business. We might be subject to the prohibited transaction tax if we were to dispose of or securitize loans in a manner that is treated as a sale of the loans, for U.S. federal income tax purposes. In order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans and may limit the structures we use for any securitization financing transactions, even though such sales or structures might otherwise be beneficial to us. Additionally, we may be subject to the prohibited transaction tax upon a disposition of real property. Although a safe-harbor exception to prohibited transaction treatment is available, we cannot assure you that we can comply with such safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of our trade or business. Consequently, we may choose not to engage in certain sales of real property or may conduct such sales through a TRS.
It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through a TRS. However, to the extent that we engage in such activities through a TRS, the income associated with such activities will be subject to a corporate income tax. In addition, the Internal Revenue Service (“IRS”) may attempt to ignore or otherwise recast such activities in order to impose a prohibited transaction tax on us, and there can be no assurance that such recast will not be successful.
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
We may make taxable distributions that are payable in cash and common stock. The IRS has issued private letter rulings to other REITs treating certain distributions that are paid partly in cash and partly in stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes. Those rulings may be relied upon only by taxpayers to whom they were issued, but we could request a similar ruling from the IRS. Accordingly, it is unclear whether and to what extent we will be able to make taxable distributions payable in cash and common stock. If we made a taxable dividend payable in cash and common stock, taxable stockholders receiving such distributions will be required to include the dividend as taxable income to the extent of our current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, you may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the common stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount recorded in earnings with respect to the dividend, depending on the market price of our common stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in common stock.
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
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Internal Revenue Code may result in the imposition of penalties and could subject the fiduciary to claims for damages or for equitable remedies, including liability for investment losses. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Internal Revenue Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In addition, the investment transaction must be reversed. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified as a tax-exempt account and all of the assets of the IRA may be deemed distributed and subjected to tax. ERISA plan fiduciaries and IRA owners should consult with counsel before making an investment in our common stock.
If our assets are deemed to be plan assets, the Advisor and we may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.
In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA or Section 4975 of the Internal Revenue Code, may be applicable, and there may be liability under these and other provisions of ERISA and the Internal Revenue Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable Treasury Regulations. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if the Advisor or we are exposed to liability under ERISA or the Internal Revenue Code or we are required to alter our operations to comply with ERISA or the Internal Revenue Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Internal Revenue Code on your investment and our performance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Property Portfolio
As of December 31, 2019, our property portfolio included eight retail properties, including one property held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 86,000 square feet of multi-tenant, commercial retail space located in two states. We purchased our properties for an aggregate purchase price of approximately $51.5 million. As of both December 31, 2019 and December 31, 2018, approximately 90% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 6.8 years and 5.9 years, respectively.

(dollars in thousands)		Rentable Square Feet	Percent Leased (1)	Effective Rent (2) (per Sq. Foot)	Date Acquired	Original Purchase Price (3) (4)	Debt (5)
Property Name	Location
Shops at Turkey Creek	Knoxville, TN	16,324	61%	$30.59	3/12/2012	$4,300	$—
400 Grove Street	San Francisco, CA	2,000	100%	61.50	6/14/2016	2,890	1,450
8 Octavia Street	San Francisco, CA	3,640	47%	53.89	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	100%	57.68	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	93.08	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	66.15	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,497	100%	66.79	1/11/2017	13,300	6,900
		43,053				39,587	18,000

Properties Held for Sale
Topaz Marketplace	Hesperia, CA	43,199	100%	22.39	9/23/2011	11,880	—
		86,252				$51,467	$18,000

(1)	Percentage is based on leased rentable square feet of each property as of December 31, 2019.

(2)
Effective rent per square foot is calculated by dividing the annualized December 2019 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(3)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(4)	The original purchase price for Topaz Marketplace was reduced to reflect a pad sale during the second quarter of 2018.

(5)
Debt represents the outstanding balance as of December 31, 2019, and excludes reclassification of approximately $0.8 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 8. “Notes Payable, Net” to our consolidated financial statements included in this Annual Report. As of December 31, 2019, the credit facility principal balance of $8.9 million was secured by Topaz Marketplace and Shops at Turkey Creek.

Lease Expirations
The following table reflects the timing of tenant lease expirations at our properties, excluding the property held for sale, as of December 31, 2019 (dollar amounts in thousands):

Year of Expiration (1)	Number of Leases Expiring	Annualized Base Rent (2)	Percent of Portfolio Annualized Base Rent Expiring	Square Feet Expiring
2020	3	$217	10.9%	3,758
2021	1	54	2.7	2,949
2022	—	—	—	—
2023	1	45	2.3	730
2024	2	276	13.9	3,948
2025	1	425	21.3	6,549
2026	3	253	12.7	4,090
2027	1	92	4.6	834
Thereafter	3	629	31.6	11,890
Total	15	$1,991	100.0%	34,748

(1)	Represents the expiration date of the lease as of December 31, 2019, and does not take into account any tenant renewal options.

(2)
Annualized base rent represents annualized contractual base rent as of December 31, 2019. These amounts do not include other items such as tenant concession (e.g. free rent), percentage rent and expense recoveries.

Based on our forecasts, the estimated market rents in 2020 are expected to be approximately 7% higher than the expiring rents in 2020.
Properties Under Development
As of December 31, 2019, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Wilshire Property	Santa Monica, CA	April, 2020	12,500	$8,495
Sunset & Gardner Property	Hollywood, CA	January, 2022	37,000	8,700
Total			49,500	$17,195
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
On August 8, 2019, our board of directors approved an estimated value per share of our common stock of $5.86 per share based on the estimated value of our real estate assets and the estimated value of our tangible other assets less the estimated value of our liabilities divided by the number of shares and operating partnership units outstanding, as of April 30, 2019. We are providing this estimated value per share to assist broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation with an effective date of April 30, 2019 was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs , issued by the Investment Program Association (“IPA”) in April 2013.
Our independent directors are responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was determined after consultation with SRT Advisor, LLC (the “Advisor”) and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the board of directors, including all of its independent members. Stanger prepared individual appraisal reports (individually an “Appraisal Report”; collectively the “Appraisal Reports”), summarizing key inputs and assumptions, on 13 of the 15 properties in which we wholly owned or owned an interest in as of April 30, 2019 (the “Appraised Properties”). Stanger also prepared a net asset value report (the “NAV Report”) which estimates the net asset value per share of our stock as of April 30, 2019. The NAV Report relied upon: (i) the Appraisal Reports for the Appraised Properties; (ii) the book value as of April 30, 2019 for the Gelson’s Market and Wilshire properties (the “Development Properties”); (iii) Stanger's estimated value of our mortgage loans payable and other debt; (iv) Stanger's valuation of our unconsolidated joint venture interests; and (v) the Advisor's estimate of the value of our other assets and liabilities as of April 30, 2019, to calculate an estimated net asset value per share of our common stock.
Upon the board of directors’ receipt and review of Stanger’s Appraisal Reports and NAV Report, and in light of other factors considered, the board of directors, including the independent directors, approved $5.86 per share as the estimated value of our common stock as of April 30, 2019, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of April 30, 2019:
Strategic Realty Trust, Inc. and Subsidiaries
Estimated Value Per Share
(in thousands, except shares and per share amounts)
(unaudited)

Assets
Investments in real estate, net	$54,100
Properties under development and development costs	41,434
Cash, cash equivalents and restricted cash	488
Prepaid expenses and other assets, net	135
Tenants receivables, net	507
Investments in unconsolidated joint ventures	3,414
Deferred costs and intangibles, net	232
Total assets	100,310

Liabilities
Notes payable and line of credit	(34,820)
Accounts payable and accrued expenses	(277)
Other liabilities	(257)
Total liabilities	(35,354)

Stockholders’ equity	$64,956

Shares and OP units outstanding	11,075,871

Estimated value per share	$5.86
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
The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Stanger was selected by the Advisor and approved by our independent directors and board of directors to appraise the 13 Appraised Properties in which we wholly own or own an interest in with a valuation date of April 30, 2019. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of the Appraised Properties. The Appraisal Reports were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Each Appraisal Report was reviewed, approved and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the Appraisal Reports are subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing the Appraisal Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
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

Real Estate Valuation
As described above, we engaged Stanger to provide an appraisal of the Appraised Properties consisting of 13 of the 15 properties in our portfolio (including properties owned in joint ventures), as of April 30, 2019. In preparing the Appraisal Reports, Stanger, among other things:

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
The Development Properties were included in the NAV Report at their respective book values as of April 30, 2019. As for those properties consolidated on our financials, and for which we do not own 100% of the ownership interest, the property value was adjusted to reflect our ownership interest in such property after consideration of the distribution priorities associated with such property.
As of April 30, 2019, we wholly owned 8 real estate assets which were all appraised by Stanger. The total acquisition cost of the 8 wholly owned properties as appraised by Stanger was $49,847,000 excluding acquisition fees and expenses. In addition, through June 30, 2019, we had invested $1,427,000 in capital and tenant improvements on these 8 real estate assets since inception. As of April 30, 2019, the total appraised value of the 8 wholly owned appraised properties was $54,100,000. The total appraised real estate value of those 8 properties as of April 30, 2019 compared to the total acquisition cost of our 8 real estate properties plus subsequent capital improvements through June 30, 2019, results in an overall increase in the real estate value of those 8 properties of approximately $2,826,000 or approximately 5.51%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised value of our Appraised Properties:

	Range	Weighted Average
Terminal capitalization rate	4.50% - 9.50%	7.02%
Discount rate	5.25% - 10.75%	7.82%
Income and expense growth rate	3.00%	3.00%
Projection period	8.0 Years - 13.0 Years	10.7 Years
As of April 30, 2019, we owned an interest in one property through a joint venture (the “Joint Venture Property”) between a wholly owned subsidiary of us, Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P., and GLB SGO, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (the “Joint Venture”). Stanger valued the Joint Venture using the terms of the joint venture agreement relating to the allocation of the economic interests between us and our joint venture partners, as applied to a 10-year discounted cash flow analysis derived from the Appraisal Report of the Joint Venture Property and the terms of liabilities encumbering the Joint Venture Property and other fees and expenses of the Joint Venture. Our interest in the Joint Venture was included in the NAV Report based on a 15.0% discount rate applied to the projected cash flows. For more information regarding the Joint Venture, please see our Current Report on Form 8-K, filed with the SEC on March 17, 2015.
As of April 30, 2019, we owned an interest in four properties (the “MN Joint Venture Properties”) through a joint venture between a wholly owned subsidiary of us, MN Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate

Opportunities Fund VI, L.P., and GLB SGO MN, LLC, a wholly owned subsidiary of Glenborough Property Partners, LLC (the “MN Joint Venture”).
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease 25 Basis Points	Increase 25 Basis Points	Decrease 5.0%	Increase 5.0%
Terminal capitalization rates	$0.11	$(0.14)	$0.13	$(0.19)
Discount rates	0.07	(0.14)	0.10	(0.17)
Notes Payable
Values for mortgage loans were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes (i.e. age, location, etc.). The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for our consolidated mortgage loans ranged from 5.00% to 6.90%.
As of April 30, 2019, Stanger’s estimate of fair value and carrying value of our consolidated notes payable were $34.8 million. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 0.6 years, was approximately 5.9%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Adjustment to Discount Rates
	+25 Basis Points	-25 Basis Points	+5%	-5%
Estimated fair value	$34,797	$34,820	$34,789	$34,820
Weighted average discount rate	6.1%	5.8%	6.1%	5.8%
Change in value per share	$0.01	$—	$0.01	$—
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
Stockholder Information
As of March 16, 2020, we had 10,759,721 shares of our common stock outstanding held by a total of approximately 2,857 stockholders. The number of stockholders is based on the records of our transfer agent.
Quarterly Distributions
As set forth above, in order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders.
Under the terms of the credit facility, we may pay distributions to our stockholders so long as the total amount paid does not exceed certain thresholds specified in the credit facility; provided, however, that we are not restricted from making any distributions necessary in order to maintain our status as a REIT. In the fourth quarter of 2019, our board of directors declared a distribution of 2 cents per share, down from 6 cents per share for the prior quarters. This reduction in the distribution resulted from the board of director’s decision to conserve cash as we work through the refinancing of our credit facility and the completion of the recycling of the portfolio, consistent with our strategic plan. Our board of directors will continue to evaluate the amount of future quarterly distributions based on our operational cash needs.
Some or all of our distributions have been paid, and in the future may continue to be paid, from sources other than cash flows from operations.

The following tables set forth the quarterly distributions declared to our common stockholders and common unit holders for the years ended December 31, 2019 and 2018 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2019	3/31/2019	4/30/2019	$0.06	$651	$14	$665
Second Quarter 2019	6/30/2019	7/31/2019	0.06	648	14	662
Third Quarter 2019	9/30/2019	10/31/2019	0.06	646	13	659
Fourth Quarter 2019	12/31/2019	1/31/2020	0.02	215	5	220
Total				$2,160	$46	$2,206

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/30/2018	$0.06	$659	$14	$673
Second Quarter 2018	6/30/2018	7/31/2018	0.06	658	14	672
Third Quarter 2018	9/30/2018	10/31/2018	0.06	656	14	670
Fourth Quarter 2018	12/31/2018	1/31/2019	0.06	652	14	666
Total				$2,625	$56	$2,681

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
On August 8, 2019, our board of directors approved an additional $0.3 million of funds for the redemption of shares in connection with the death of a stockholder and $0.2 million of funds for redemption of shares in connection with the disability of a stockholder.

During the quarter ended December 31, 2019, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
October 2019	—	$—	—	$540,107
November 2019	—	—	—	540,107
December 2019	14,315	5.86	14,315	456,218
Total	14,315		14,315

(1)	All of our purchases of equity securities during the quarter ended December 31, 2019, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through December 31, 2019, we have redeemed 858,551 shares for $6.0 million. The company had no unfulfilled redemption requests during the quarter ended December 31, 2019.
Unregistered Sales of Equity Securities and Use of Offering Proceeds
During the year ended December 31, 2019, we did not issue any securities that were not registered under the Securities Act.
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
On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated Share Redemption Program (the “SRP”). The program was previously suspended, effective as of January 15, 2013. For more information regarding our share redemption program, refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities – Share Redemption Program.” Cumulatively, through December 31, 2019, we have redeemed 858,551 shares of common stock sold in the Offering for approximately $6.0 million.
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
Market Outlook - Real Estate and Real Estate Finance Markets
Reported vacancy rates for non-mall retail space were relatively flat for 2019 according to reports from CBRE and Cushman and Wakefield, with the national vacancy rate remaining between 6.1% and 6.4%.
Rental rates were up 1.4% to end the year at $17.36 nationally, according to Cushman and Wakefield.
Data from the U.S. Department of Commerce showed total retail sales increased 3.8% in 2019 year over year, and core retail sales growth (excluding gasoline, motor vehicles and parts) was up 4.2% year over year. Online spending represented 16% of the total, up from 14.9% a year ago.
Cushman and Wakefield reported that “Despite the continued spending growth, retailer bankruptcies increased in 2019 with 22 retailers filing, up from 17 in 2018. While eCommerce has had an impact on retail, most of these bankruptcies are due to leveraged buyouts and outdated growth models. Not all of these resulted in complete liquidations, but they did contribute significantly to store closures, which reached a record high of nearly 10,000 in 2019 (excluding restaurants).”
Expansions from other retailers such as dollar stores, off price apparel, cosmetics, fitness/health clubs, food concepts and eCommerce retailers adding bricks and mortar stores, allowed the occupancy rate to remain in the mid 90s nationally.
Publicly traded real estate investment trusts (“REITs”) in the shopping center and mall sectors showed mixed returns for 2019 with shopping REITs posting total gains of 23.1% and malls posting total return losses of 22.5%, while the overall REIT market saw total return profits of 26.4% according to KeyBanc Capital Markets.

2019 Significant Events
Line of Credit
Our line of credit matures on February 15, 2020. During 2019, the lender notified us that it did not intend to renew the line, as the credit facility no longer met their business objectives.
Sale of Unconsolidated Joint Venture Interests
In order to increase liquidity, in anticipation of the impending line of credit maturity, on December 27, 2019, we entered into the Membership Interest Purchase Agreement with an affiliate of the managing member of the SGO and SGO MN Joint Ventures and of the Advisor. Under the Membership Interest Purchase Agreement, we sold and transferred all of our remaining interests in the SGO Joint Venture and SGO MN Joint Venture for a total sales price of approximately $4.2 million. At the time of sale, these joint ventures owned, in aggregate, five properties comprising approximately 494,000 square feet, down from the acquisition size of 18 properties and approximately 1,447,000 square feet. After the transfer, Oaktree continues to own an 80% interest in both SGO and SGO MN Joint Ventures and GPP owns the remaining 20% interest in these joint ventures. We have no remaining performance obligations following the sale of our interests in these joint ventures. At the request of the Audit Committee of the Board of Directors, we received a fairness opinion from a third-party financial advisory and valuation firm, that opined that the purchase price was fair to us from a financial point of view. The sale of the interests in the joint ventures resulted in a total gain of approximately $1.4 million, which was included on our consolidated statement of operations.
Multi-Property Secured Financing
On December 24 2019, we entered into a Loan Agreement with PFP Holding Company, LLC for a non-recourse secured loan (the “SRT Loan”).
The SRT Loan has a principal balance of $18.0 million and matures on January 9, 2023. The SRT Loan is secured by first deeds of trust on our five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes and 388 Fulton Street) as well as our Silverlake Collection located in Los Angeles. Proceeds from the SRT Loan were used by us to pay down our credit facility, which was due to mature on February 15, 2020, and in connection with such payment, the properties referenced above were released from liens related to that credit facility.
Share Redemption under the Share Redemption Program
On August 8, 2019, our board of directors approved an additional $0.3 million of funds for the redemption of shares in connection with the death of a stockholder and $0.2 million of funds for redemption of shares in connection with the disability of a stockholder.
During the year ended December 31, 2019, we redeemed 121,297 shares of common stock for $0.7 million under the SRP at an average price of $5.95 per share.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the consolidated balance sheet and disclose key information about leasing arrangements. The guidance retains a distinction between finance leases and operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under ASC Topic 840, Leases (“ASC 840”). Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using the modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply under ASC Topic 842, Leases (“ASC 842”). The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted ASU 2016-02 (as amended by subsequent ASUs) effective

January 1, 2019, utilizing the practical expedients described in ASU 2018-11. We elected the lessor practical expedient to not separate common area maintenance and reimbursement of real estate taxes from the associated lease for all existing and new leases as the timing and pattern of payments and associated lease payments are the same. The timing of revenue recognition remains the same for our existing leases and new leases. Revenues related to our leases continue to be reported on one line in the presentation within the statement of operations as a result of electing this lessor practical expedient. We continue to capitalize our direct leasing costs. These costs are incurred as a result of obtaining new leases, and renewing leases, and are paid to our Advisor. Additionally, we are not a lessee of real estate or equipment, as we are externally managed by our Advisor.
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
We did not record any impairment loss on our investments in real estate and related intangible assets during the years ended December 31, 2019 and 2018. Refer to Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the methodologies used to estimate fair value of the investments in real estate.
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
Our tax returns remain subject to examination and consequently, the taxability of our distributions is subject to change.
Portfolio Investments
As of December 31, 2019, our portfolio included:

•	Investments in two consolidated joint ventures, which own property under development in the Los Angeles, California area that are expected to comprise 49,500 square feet upon completion.

•	Eight retail properties, including one property held for sale, comprising an aggregate of approximately 86,000 square feet of single- and multi-tenant, commercial retail space located in two states.

Results of Operations
As of December 31, 2019 and 2018, approximately 90% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 6.8 years and 5.9 years, respectively. In 2018, there were three property dispositions. There were no property dispositions in 2019.
Leasing Information
Excluding the property held for sale, there were no new leases added in our retail properties during the year ended December 31, 2019. Committed tenant improvement costs and leasing commissions for new leases during the year ended December 31, 2018 were $60.79 per square foot and $7.92 per square foot, respectively. The following table provides information regarding our leasing activity, excluding leasing activity in held for sale property, for the year ended December 31, 2019 for properties we held as of December 31, 2019.

Total Vacant Rentable Sq. Feet at	Lease Expirations in 2019	New Leases in 2019	Lease Renewals in 2019	Total Vacant Rentable Sq. Feet at	Tenant Retention Rate in
December 31, 2018	(Sq. Feet)	(Sq. Feet)	(Sq. Feet)	December 31, 2019	2019
8,305	—	—	—	8,305	n/a
Comparison of the year ended ended December 31, 2019, versus the year ended ended December 31, 2018.
The following table provides summary information about our results of operations for the years ended December 31, 2019 and 2018 (amounts in thousands):

	Year Ended December 31,
	2019	2018	$ Change	% Change
Rental revenue and reimbursements	$3,892	$6,751	$(2,859)	(42.3)%
Operating and maintenance expenses	1,450	2,426	(976)	(40.2)%
General and administrative expenses	1,681	1,748	(67)	(3.8)%
Depreciation and amortization expenses	1,390	1,560	(170)	(10.9)%
Transaction expense	2	39	(37)	(94.9)%
Interest expense	667	887	(220)	(24.8)%
Operating income (loss)	(1,298)	91	(1,389)	(1,526.4)%
Other income, net	1,457	8,161	(6,704)	(82.1)%
Income taxes	(21)	75	(96)	(128.0)%
Net income	$138	$8,327	$(8,189)	(98.3)%
Our results of operations for the year ended ended December 31, 2019, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the year ended December 31, 2019, compared to the same period in 2018, was primarily due to the sales of a portion of Topaz Marketplace in June 2018, Ensenada Square in July 2018, and Florissant Marketplace in December 2018.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the year ended December 31, 2019, when compared to the same period in 2018, which corresponds to the decrease in revenue, partially offset by a write-off of funds deemed to be uncollectible during the second quarter of 2019.
General and administrative expenses
General and administrative expenses decreased during the year ended December 31, 2019, compared to the same period in 2018, primarily due to lower asset management fees and lower audit fees, all corresponding to the decrease in portfolio size, partially offset by higher professional tax fees and legal fees.

Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the year ended December 31, 2019, compared to the same period in 2018, primarily due to classification of Topaz Marketplace as held for sale during the three months ended December 31, 2019.
Transaction expense
Transaction expenses incurred during the year ended December 31, 2019, related to disposition fees for sale of a property by one of the joint ventures in which we previously owned an interest. Transaction fees incurred during the year ended December 31, 2018 were primarily due to payment of financing fees related to the extension of a loan held by one of the unconsolidated joint ventures, in which we previously owned an interest.
Interest expense
Interest expense decreased during the year ended December 31, 2019, compared to the same period in 2018, due to decreases in interest rates as well as decreases in debt balances as a result of using the proceeds from property disposition activities to repay debt.
Other income, net
Other income, net for the year ended December 31, 2019, primarily consisted of approximately $1.4 million related to the gain on sale of unconsolidated joint venture interests. Other income, net for the year ended December 31, 2018, primarily consisted of approximately $7.9 million related to the gains on sales of a portion of Topaz Marketplace in June 2018, Ensenada Square in July 2018, and Florissant Marketplace in December 2018.
Income Taxes
Income taxes for the year ended December 31, 2019, consisted of various state tax payments.
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
As of December 31, 2019, our cash and cash equivalents were approximately $6.1 million and we had $1.1 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2019 and December 31, 2018, our borrowings were approximately 75.1% and 57.5%, respectively, of the carrying value of our net assets.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Year Ended December 31,
	2019	2018	$ Change
Net cash provided by (used in):
Operating activities	$804	$1,849	$(1,045)
Investing activities	(1,435)	20,109	(21,544)
Financing activities	4,525	(22,513)	27,038
Net increase (decrease) in cash, cash equivalents and restricted cash	$3,894	$(555)
Cash Flows from Operating Activities
The decrease in cash flows from operating activities was primarily due to lower operating income during the year ended December 31, 2019 as compared to the same period in 2018, which resulted from sales of properties during the year ended December 31, 2018.
Cash Flows from Investing Activities
Cash flows used in investing activities during the year ended December 31, 2019, primarily consisted of approximately $4.9 million of our investments in the Wilshire and Sunset and Gardner Joint Ventures. These were partially offset by proceeds of approximately $4.2 million from the sale of our unconsolidated joint venture interests.
Cash flows provided by investing activities during the year ended December 31, 2018,  primarily consisted of proceeds from the disposition of a portion of Topaz Marketplace, Ensenada Square and Florissant Marketplace of approximately $24.7 million, partially offset by our aggregate additional $4.0 million investments in the Wilshire and Sunset & Gardner Joint Ventures.
Cash Flows from Financing Activities
Cash flows provided by financing activities during the year ended December 31, 2019, primarily consisted of approximately $39.5 million from loan proceeds and draws on our line of credit. This was partially offset by repayment of our debt balances of approximately $30.2 million, our quarterly dividend payments of approximately $2.7 million, and redemptions of our common stock of approximately $0.7 million.
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

Recent Financing Transactions
Multi-Property Secured Financing
On December 24th, we entered into a Loan Agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
The SRT Loan is secured by first deeds of trust on our five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes and 388 Fulton Street) as well as our Silverlake Collection located in Los Angeles. Proceeds from the SRT Loan were used by us to pay down our credit facility and in connection with such payment, the properties referenced above were released from liens related to that credit facility. The SRT Loan matures on January 9, 2023. We have an option to extend the term of the loan for two additional twelve-month periods, subject to the satisfaction of certain covenants and conditions contained in the SRT Loan Agreement. We have the right to prepay the SRT Loan in whole at any time or in part from time to time, subject to the payment of yield maintenance payments if such prepayment occurs in the first 18 months of the loan term, calculated through the 18th monthly payment date, as well as certain expenses, costs or liabilities potentially incurred by the SRT Lender as a result of the prepayment and subject to certain other conditions contained in the loan documents. Individual properties may be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement. Any prepayment or repayment on or before the first 12 months of the loan term in connection with a bona fide third-party sale of a property securing the SRT Loan shall only require the payment of yield maintenance payments calculated through the 12th monthly payment date.
As of December 31, 2019, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
Pursuant to the SRT Loan, we must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on our liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates.
In connection with the SRT Loan, we executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
Loans Secured by Properties Under Development
On May 7, 2019, we refinanced and repaid our financing with Loan Oak Fund, LLC (outstanding balance of $8.8 million at the time of refinancing) with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of December 31, 2019, the Wilshire Construction Loan had a principal balance of approximately $8.5 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Construction Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
On October 29, 2018, we refinanced and repaid our initial financing with a new loan from Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and bears an interest rate of 6.9% per annum. The Sunset & Gardner Loan was scheduled to mature on October 31, 2019. We extended the Sunset & Gardner Loan for an additional twelve month period under the same terms. The new maturity date is October 31, 2020. The Sunset & Gardner Loan is secured by a first Deed of Trust on the property.

Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2019 and 2018, our total operating expenses did not exceed the 2%/25% Guidelines.
On August 2, 2018, we entered into the Sixth Amendment to the Advisory Agreement. The Advisory Agreement Amendment provides that the Advisor shall not be required to reimburse to us any operating expenses incurred during a given period that exceed the applicable limit on “Total Operating Expenses” (as defined in the Advisory Agreement) to the extent that such excess operating expenses are incurred as a result of certain unusual and non-recurring factors approved by our board of directors, including some related to the execution of our investment strategy as directed by our board of directors. These provisions were also included in the Seventh Amendment to the Advisory Agreement entered into August 2, 2019.
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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Year Ended December 31,
FFO	2019	2018
Net income	$138	$8,327
Adjustments:
Gain on disposal of assets	(13)	(7,932)
Adjustment to reflect FFO of unconsolidated joint ventures	271	65
Depreciation of real estate	1,100	1,205
Amortization of in-place leases and leasing costs	290	355
FFO attributable to common shares and Common Units (1)	$1,786	$2,020

FFO per share and Common Unit (1)	$0.16	$0.18

Weighted average common shares and units outstanding (1)	11,049,317	11,197,910

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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of our investments in joint ventures and are described in Note 4. “Investments in Unconsolidated Joint Ventures” in the notes to the consolidated financial statements in this Annual Report on Form 10-K. Our joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture partners, and do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2018, we have provided carve-out guarantees in connection with our two unconsolidated joint ventures; in connection with those carve-out guarantees we have certain rights of recovery from our joint venture partners. As of December 31, 2019, post the sale of our interests in the two unconsolidated joint ventures, referenced above, we continue to provide carve-out guarantees in connection with these joint ventures, and have retained certain rights of recovery, as described above.
Subsequent Events
Distributions
On December 18, 2019, our board of directors declared a fourth quarter distribution in the amount of $0.02 per share/unit to common stockholders and holders of common units of record as of December 31, 2019. The distribution was paid on January 31, 2020.

Assets Held for Sale
On January 10, 2020, we, through an indirect subsidiary, entered into a Purchase and Sale Agreement with an unrelated third party purchaser (the “Purchaser”) for the sale of a retail property located in Knoxville, Tennessee (“Shops at Turkey Creek”). The contractual sale price for Shops at Turkey Creek is approximately $5.2 million. Pursuant to the Purchase and Sale Agreement, the Purchaser would be obligated to purchase the property and we would be obligated to sell the property only after satisfaction of agreed upon closing conditions. There can be no assurance that we will complete the sale. As a result of the executed Purchase and Sales Agreement, Shops at Turkey Creek was classified as held for sale in the consolidated balance sheets as of January 31, 2020.
Sale of Property
On February 10, 2020, we consummated the disposition of a significant portion of Topaz Marketplace, located in Hesperia, California, for approximately $10.5 million in cash. We used the net proceeds from the sale to repay the line of credit in its entirety. The disposition of Topaz Marketplace resulted in a gain of $1.0 million, which was included in our consolidated statement of operations.
Line of Credit
Effective January 8, 2020, we elected to permanently reduce the maximum aggregate commitment under our line of credit from $30.0 million to $10.5 million. All other terms of the credit facility remained the same.
The line of credit expired of its own accord on February 15, 2020, with no balance outstanding. As part of the payoff, Shops at Turkey Creek was released from the line of credit.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
As of the three months ended December 31, 2019, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2020 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
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
Audit Committee Financial Expert
The information required by this Item is incorporated by reference to the 2020 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2020 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2020 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2020 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2020 Proxy Statement.

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
ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Strategic Realty Trust, Inc. and Subsidiaries
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Strategic Realty Trust, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
March 17, 2020

We have served as the Company’s auditor since 2013.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31,
	2019	2018
ASSETS
Investments in real estate
Land	$13,536	$15,217
Building and improvements	23,732	31,697
Tenant improvements	1,264	1,479
	38,532	48,393
Accumulated depreciation	(3,308)	(3,917)
Investments in real estate, net	35,224	44,476
Properties under development and development costs
Land	25,851	25,851
Buildings	554	570
Development costs	20,813	13,813
Properties under development and development costs	47,218	40,234
Cash, cash equivalents and restricted cash	7,241	3,347
Prepaid expenses and other assets, net	114	137
Tenant receivables, net of $14 and $40 bad debt reserve	727	1,084
Investments in unconsolidated joint ventures	—	2,701
Lease intangibles, net	1,321	1,890
Assets held for sale	9,216	—
Deferred financing costs, net	105	736
TOTAL ASSETS (1)	$101,166	$94,605
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$33,927	$34,536
Accounts payable and accrued expenses	2,404	1,224
Amounts due to affiliates	140	30
Other liabilities	180	375
Liabilities related to assets held for sale	8,939	—
Below-market lease liabilities, net	296	370
TOTAL LIABILITIES (1)	45,886	36,535
Commitments and contingencies (Note 13)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,759,721 and 10,863,299 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	110	110
Additional paid-in capital	94,719	95,336
Accumulated deficit	(40,571)	(38,546)
Total stockholders’ equity	54,258	56,900
Non-controlling interests	1,022	1,170
TOTAL EQUITY	55,280	58,070
TOTAL LIABILITIES AND EQUITY	$101,166	$94,605

(1)
As of December 31, 2019 and December 31, 2018, includes approximately $49.4 million and $40.5 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $18.5 million and $17.3 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 5. “Variable Interest Entities”.

See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2019	2018
Revenue:
Rental and reimbursements	$3,892	$6,751

Expense:
Operating and maintenance	1,450	2,426
General and administrative	1,681	1,748
Depreciation and amortization	1,390	1,560
Transaction expense	2	39
Interest expense	667	887
	5,190	6,660
Operating income (loss)	(1,298)	91

Other income:
Equity in income of unconsolidated joint ventures	27	229
Net gain on sale of unconsolidated joint venture interests	1,417	—
Net gain on disposal of real estate	13	7,932
Income before income taxes	159	8,252
Income taxes	(21)	75
Net income	138	8,327
Net income attributable to non-controlling interests	3	175
Net income attributable to common stockholders	$135	$8,152

Earnings per common share - basic and diluted	$0.01	$0.74

Weighted average shares outstanding used to calculate earnings per common share - basic and diluted	10,818,686	10,962,716
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2017	10,988,438	$111	$96,097	$(44,741)	$51,467	$1,051	$52,518
Redemption of common shares	(125,139)	(1)	(761)	—	(762)	—	(762)
Quarterly distributions	—	—	—	(2,625)	(2,625)	(56)	(2,681)
Cumulative effect from change in accounting principle (Note 2)	—	—	—	668	668	—	668
Net income	—	—	—	8,152	8,152	175	8,327
BALANCE — December 31, 2018	10,863,299	110	95,336	(38,546)	56,900	1,170	58,070
Conversion of OP units to common shares	17,719	—	105	—	105	(105)	—
Redemption of common shares	(121,297)	—	(722)	—	(722)	—	(722)
Quarterly distributions	—	—	—	(2,160)	(2,160)	(46)	(2,206)
Net income	—	—	—	135	135	3	138
BALANCE — December 31, 2019	10,759,721	$110	$94,719	$(40,571)	$54,258	$1,022	$55,280
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$138	$8,327
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on disposal of real estate	(13)	(7,932)
Net gain on sale of joint venture interests	(1,417)	—
Equity in income of unconsolidated joint ventures	(27)	(229)
Straight-line rent	(98)	(139)
Amortization of deferred costs	631	600
Depreciation and amortization	1,390	1,560
Amortization of above and below-market leases	(23)	(21)
Bad debt expense	282	54
Changes in operating assets and liabilities:
Prepaid expenses and other assets	23	63
Tenant receivables	65	(3)
Accounts payable and accrued expenses	(62)	(428)
Amounts due to affiliates	110	9
Other liabilities	(195)	(12)
Net cash provided by operating activities	804	1,849

Cash flows from investing activities:
Net proceeds from the sale of real estate	13	24,735
Net proceeds from sale of unconsolidated joint venture interests	4,150	—
Investment in properties under development and development costs	(4,884)	(3,987)
Improvements, capital expenditures, and leasing costs	(709)	(872)
Investments in unconsolidated joint ventures	(38)	(248)
Distributions from unconsolidated joint ventures	33	481
Net cash provided by (used in) investing activities	(1,435)	20,109

Cash flows from financing activities:
Redemption of common shares	(722)	(762)
Quarterly distributions	(2,652)	(2,688)
Proceeds from notes payable	39,545	27,550
Repayment of notes payable	(30,244)	(45,786)
Payment of loan fees from investments in consolidated variable interest entities	(617)	(748)
Payment of loan fees and financing costs	(785)	(79)
Net cash provided by (used in) financing activities	4,525	(22,513)

Net increase (decrease) in cash, cash equivalents and restricted cash	3,894	(555)
Cash, cash equivalents and restricted cash – beginning of period	3,347	3,902
Cash, cash equivalents and restricted cash – end of period	$7,241	$3,347

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$220	$666
Change in accrued liabilities capitalized to investment in development	1,692	(269)
Change to accrued mortgage note payable interest capitalized to investment in development	(11)	(77)
Amortization of deferred loan fees capitalized to investment in development	419	549
Conversion of OP units to common shares	105	—
Changes in capital improvements, accrued but not paid	7	—
Cumulative effect from change in accounting principle	—	668
Cash paid for interest, net of amounts capitalized	86	366
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of December 31, 2019 and December 31, 2018, the Company owned 98.0% and 97.9%, respectively, of the limited partnership interests in the OP.
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
As of December 31, 2019, in addition to the development projects, the Company’s portfolio of properties was comprised of 8 properties, including one property held for sale, with approximately 86,000 rentable square feet of retail space located in two states. As of December 31, 2019, the rentable space at the Company’s retail properties was 90% leased.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2018, the Company held ownership interests in two unconsolidated joint ventures. During 2019, the Company sold its interests in these unconsolidated joint ventures. Refer to Note 4. “Investments in Unconsolidated Joint Ventures” for additional information. As of December 31, 2019 and December 31, 2018, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 5. “Variable Interest Entities” for additional information.
Non-Controlling Interests
The Company’s non-controlling interests are comprised of common units in the OP (“Common Units”). The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. Net income attributable to non-controlling interests is presented as a reduction from net income in calculating net income attributable to common stockholders on the consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in the Company’s results of operations when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at December 31, 2019 and 2018, qualified as permanent equity.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statement of cash flows (amounts in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$6,119	$3,347
Restricted cash	1,122	—
Total cash, cash equivalents, and restricted cash	$7,241	$3,347

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
The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable (excluding properties held for sale), which is included in tenant receivables, net, on the consolidated balance sheets, was approximately $0.6 million at each December 31, 2019 and 2018.
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
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which was added to the ASC under Topic 606 (“ASC 606”) (“ASU 2014-09”). ASC 606 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. As the Company’s revenues are primarily generated through leasing arrangements, and the Company has elected the lessor practical expedient to not separate common area maintenance and reimbursement of real estate taxes from the associated lease for all existing and new leases under ASC 842, the Company’s revenues fall outside the scope of this standard. As part of ASU 2014-09, ASC 610-20, Gains and Losses from Derecognition of Nonfinancial Assets, (“ASC 610-20”) was issued. ASC 610-20 provided guidance for recognizing gains and losses from the transfer of nonfinancial assets, which includes the sale of real estate.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 requires entities to recognize lease assets and lease liabilities on the consolidated balance sheet and disclose key information about leasing arrangements. The guidance retains a distinction between finance leases and operating leases. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized in the statement of financial position. The accounting applied by a lessor is largely unchanged from that applied under ASC Topic 840, Leases (“ASC 840”). Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using the modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply under ASC Topic 842, Leases (“ASC 842”). The amendments in this guidance are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 (as amended by subsequent ASUs) effective January 1, 2019, utilizing the practical expedients described in ASU 2018-11. The Company has elected the lessor practical expedient to not separate common area maintenance and reimbursement of real estate taxes from the associated lease for all existing and new leases as the timing and pattern of payments and associated lease payments are the same. The timing of revenue recognition remains the same for the Company’s existing leases and new leases. Revenues related to the Company’s leases continue to be reported on one line in the presentation within the statement of operations as a result of electing this lessor practical expedient. The Company continues to capitalize its direct leasing costs. These costs are incurred as a result of obtaining new leases, and renewing leases, and are paid to the Company’s Advisor. Additionally, the Company is not a lessee of real estate or equipment, as it is externally managed by its Advisor.
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
As of December 31, 2019, in other than the Company’s properties classified as held for sale, Clover Juice, Connor Concepts, Inc., and A Mano each accounted for more than 10% of the Company’s annual minimum rent. As of December 31,

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

2019, $35 thousand and $10 thousand was outstanding from Clover Juice and A Mano, respectively. There were no amounts outstanding from Connor Concepts, Inc.
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
Investments in Real Estate
The Company applies the provisions of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) to account for property acquisitions. ASU No. 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Interest on projects is based on interest rates in place during the development period, and is capitalized until the project is ready for its intended use. The amount of interest capitalized during the years ended December 31, 2019 and 2018, was approximately $2.7 million and $3.5 million, respectively.
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
The Company did not record any impairment losses during the years ended December 31, 2019 and 2018.
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
Accounting for Investments in Unconsolidated Joint Ventures
The Company accounts for its investments in unconsolidated joint ventures under the equity method of accounting. Under the equity method of accounting, the Company records its initial investment in a joint venture at cost and subsequently adjusts the cost for the Company’s share of the joint venture’s income or loss and cash contributions and distributions each period. Refer to Note 4. “Investments in Unconsolidated Joint Ventures” for a discussion of the Company’s investments in joint ventures.
The Company monitors its investments in unconsolidated joint ventures periodically for impairment. No impairment indicators were identified and no impairment losses were recorded during the years ended December 31, 2019 and 2018. As of

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019, the Company sold its interests in the unconsolidated joint ventures. Refer to Note 4. “Investments in Unconsolidated Joint Ventures” for more information.
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
Recent Accounting Pronouncements
The FASB issued the following ASUs, which could have potential impact to the Company’s consolidated financial statements:
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset, measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Adjustments resulting from adopting ASU 2016-13 shall be applied through a cumulative-effect adjustment to retained earnings. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates (“ASU 2019-10”). ASU 2019-10 extended the mandatory effective date for smaller reporting companies to beginning after December 15, 2022. The adoption of Financial Instruments - Credit Losses will not have an impact on the Company’s consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

3. REAL ESTATE INVESTMENTS
Assets Held for Sale and Liabilities Related to Assets Held for Sale
At December 31, 2019, Topaz Marketplace, located in Hesperia, CA, was classified as held for sale in the consolidated balance sheets.
Since the sale of this property does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of this property were not reported as discontinued operations in the Company’s consolidated financial statements. Initially, the Company intends to use the net proceeds from the sale of this property to repay a portion of the outstanding balance on its line of credit.
The Company’s consolidated statements of operations include net operating income of approximately $0.6 million and $0.5 million for the years ended December 31, 2019 and 2018, related to the assets held for sale.
There were no assets classified as held for sale at December 31, 2018.
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets are as follows (amounts in thousands):

December 31,
2019
ASSETS
Investments in real estate
Land	$1,680
Building and improvements	7,966
Tenant improvements	898
10,544
Accumulated depreciation	(1,709)
Investments in real estate, net	8,835
Tenant receivables, net	108
Lease intangibles, net	273
Assets held for sale	$9,216
LIABILITIES
Notes payable	$8,927
Below-market lease intangibles, net	12
Liabilities related to assets held for sale	$8,939

Amounts above are being presented at their carrying value, which the Company believes to be lower than their estimated fair value less costs to sell.
4. INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
To increase liquidity, in anticipation of the impending maturity of the Company’s line credit in February 2020, on December 27, 2019, the Company entered into the Membership Interest Purchase Agreement with an affiliate of the SGO and SGO MN Joint Ventures and the Advisor. Under the Membership Interest Purchase Agreement, the Company sold and transferred all of its remaining interests in the SGO Joint Venture and SGO MN Joint Venture for a total sales price of approximately $4.2 million. At the time of sale, these joint ventures owned, in aggregate, five properties comprising approximately 494,000 square feet, down from the acquisition size of 18 properties and approximately 1,447,000 square feet. At the request of the Audit Committee of the Board of Directors, the Company received a fairness opinion from a third-party financial advisory and valuation firm that opined that the purchase price was fair to the Company from a financial point of view. After the transfer, Oaktree continues to own an 80% interest in both SGO and SGO MN Joint Ventures and GPP owns a 20% interest in these joint ventures. The Company has no remaining performance obligations following the sale of its interests in these joint ventures. The sale of the interests in the above joint ventures resulted in a total gain of approximately $1.4 million, which was included on the Company’s consolidated statement of operations.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

SGO Joint Venture
Entry into SGO Joint Venture Agreement
On March 11, 2015, the Company, through a wholly-owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisition Venture, LLC (the “SGO Agreement”) to form a joint venture with Grocery Retail Grand Avenue Partners, LLC, a subsidiary of Oaktree Real Estate Opportunities Fund VI, L.P. (“Oaktree”), and GLB SGO, LLC, a wholly-owned subsidiary of GPP (together with the Company and Oaktree, the “SGO Members”). GPP is an affiliate of the Company’s property manager, Glenborough, and an affiliate of the Advisor. The joint venture obtained a $34.0 million non-recourse mortgage loan from an unaffiliated third-party lender to purchase the properties.
The SGO Agreement provided for the ownership and operation of SGO Retail Acquisition Venture, LLC (the “SGO Joint Venture”), in which the Company owned a 19% interest, GPP owned a 1% interest, and Oaktree owned an 80% interest. In exchange for ownership in the SGO Joint Venture, the Company contributed $4.5 million to the SGO Joint Venture, which amount was credited against the sale of the Initial SGO Properties (as defined below) to the Joint Venture (as described below), GPP contributed $0.2 million to the SGO Joint Venture, and Oaktree contributed $19.1 million to the SGO Joint Venture.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The SGO MN Agreement provides for the ownership and operation of SGO MN Retail Acquisition Venture, LLC (the “SGO MN Joint Venture”), in which the Company owned a 10% interest, GPP owned a 10% interest, and Oaktree owned an 80% interest. In exchange for ownership in the SGO MN Joint Venture, the Company contributed cash in the amount of $2.8 million to the SGO MN Joint Venture, GPP contributed $2.8 million to the SGO MN Joint Venture, and Oaktree contributed $22.7 million to the SGO MN Joint Venture.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

GPP Incentive Fee was implemented in order to provide GPP and its affiliates with an opportunity to recoup those reductions should the SGO MN Joint Venture assets perform well financially.
The following table summarizes the Company’s investments in unconsolidated joint ventures as of December 31, 2019 and December 31, 2018 (amounts in thousands):

			Ownership Interest		Investment
Joint Venture	Date of Investment	Date of Sale	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
SGO Retail Acquisitions Venture, LLC	3/11/2015	12/27/2019	—%	19%	$—	$1,128
SGO MN Retail Acquisitions Venture, LLC	9/30/2015	12/27/2019	—%	10%	—	1,573
Total					$—	$2,701

					Year Ended
					December 31, 2019	December 31, 2018
Equity in income of unconsolidated joint ventures					$27	$229

A summary of the aggregate balance sheets and results of operations of the SGO Joint Venture and the SGO MN Joint Venture is presented below (amounts in thousands):

	December 31,
	2019	2018
ASSETS
Investments in real estate, net	$52,551	$51,944
Other assets	3,177	3,123
Assets held for sale	6,814	9,361
Total assets	$62,542	$64,428

LIABILITIES AND MEMBERS’ CAPITAL
Notes payable	$34,693	$34,441
Other liabilities	1,498	2,224
Liabilities held for sale	5,336	6,094
Total liabilities	41,527	42,759
Members’ capital	21,015	21,669
Total liabilities and members’ capital	$62,542	$64,428

	Year Ended December 31,
	2019	2018
RESULTS OF OPERATIONS
Revenue	$8,080	$8,688
Expenses	(8,246)	(8,893)
Operating loss	(166)	(205)
Other income	739	2,867
Net income	$573	$2,662

The Company’s off-balance sheet arrangements consisted primarily of investments in the joint ventures as set forth in the table above. The joint ventures typically fund their cash needs through secured debt financings obtained by and in the name of the joint venture entity. The joint ventures’ debts are secured by a first mortgage, are without recourse to the joint venture

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

members, and do not represent a liability of the members other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. As of December 31, 2018, the Company provided carve-out guarantees in connection with the two unconsolidated joint ventures; in connection with those carve-out guarantees the Company has certain rights of recovery from the joint venture partners. As of December 31, 2019, post the sale of the Company’s interests in the two unconsolidated joint ventures, referenced above, the Company continues to provide carve-out guarantees in connection with these joint ventures, and have retained certain rights of recovery, as described above.
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
Through December 31, 2019, the Company made additional capital contributions totaling $6.2 million to the Sunset & Gardner Joint Venture.
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
Through December 31, 2019, the Company made additional capital contributions totaling $8.1 million to the Wilshire Joint Venture.
The following reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of December 31, 2019 and December 31, 2018 (amounts in thousands):

	December 31,
	2019	2018
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	554	570
Development costs	20,813	13,813
Properties under development and development costs	47,218	40,234
Cash, cash equivalents and restricted cash	2,154	276
Prepaid expenses and other assets, net	7	9
Lease intangibles, net	4	4
TOTAL ASSETS (1)	$49,383	$40,523

LIABILITIES
Notes payable, net (2)	$16,713	$17,166
Accounts payable and accrued expenses	1,702	132
Amounts due to affiliates	111	8
Other liabilities	5	9
TOTAL LIABILITIES	$18,531	$17,315

(1)	The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
As of December 31, 2019 and December 31, 2018, includes reclassification of approximately $0.5 million and $0.3 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the Wilshire Joint Venture is partially guaranteed by the Company, refer to Note 8, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2019, the leases at the Company’s properties, excluding properties classified as held for sale, have remaining terms (excluding options to extend) of up to 11.9 years with a weighted-average remaining term (excluding options to extend) of approximately 6.8 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.2 million as of both December 31, 2019 and December 31, 2018.
The following table presents the components of income from real estate operations for the three and nine months ended December 31, 2019 (amounts in thousands):

Year Ended December 31, 2019
Lease income - operating leases	$2,983
Variable lease income (1)	909
Rental and reimbursements income	$3,892

(1)	Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.
As of December 31, 2019, the future minimum rental income from the Company’s properties under non-cancelable operating leases, excluding properties classified as held for sale, was as follows (amounts in thousands):

2020	$1,957
2021	1,952
2022	1,966
2023	1,989
2024	1,939
Thereafter	5,595
Total	$15,398

7. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of December 31, 2019 and December 31, 2018, the Company’s acquired lease intangibles and below-market lease liabilities, excluding intangibles and below-market lease liabilities classified as held for sale, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Cost	$2,084	$3,030	$(492)	$(526)
Accumulated amortization	(763)	(1,140)	196	156
Total	$1,321	$1,890	$(296)	$(370)

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s amortization of lease intangibles and below-market lease liabilities for the three and nine months ended December 31, 2019 and 2018, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Year Ended December 31,		Year Ended December 31,
	2019	2018	2019	2018
Amortization	$(329)	$(402)	$62	$67
 The scheduled future amortization of lease intangibles and below-market lease liabilities, excluding intangibles and below-market lease liabilities classified as held for sale, as of December 31, 2019, was as follows (amounts in thousands):

	Lease Intangibles	Below-Market Lease Intangibles
2020	$220	$(50)
2021	186	(34)
2022	185	(34)
2023	182	(34)
2024	173	(34)
Thereafter	375	(110)
Total	$1,321	$(296)

8. NOTES PAYABLE, NET
Multi-Property Secured Financing
On December 24th, the Company entered into a Loan Agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
The SRT Loan is secured by first deeds of trust on the Company’s five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes and 388 Fulton Street) as well as the Company’s Silverlake Collection located in Los Angeles. Proceeds from the SRT Loan were used by the Company to pay down the Company’s credit facility and in connection with such payment, the properties referenced above were released from liens related to that credit facility. The SRT Loan matures on January 9, 2023. The Company has an option to extend the term of the loan for two additional twelve-month periods, subject to the satisfaction of certain covenants and conditions contained in the SRT Loan Agreement. The Company has the right to prepay the SRT Loan in whole at any time or in part from time to time, subject to the payment of yield maintenance payments if such prepayment occurs in the first 18 months of the loan term, calculated through the 18th monthly payment date, as well as certain expenses, costs or liabilities potentially incurred by the SRT Lender as a result of the prepayment and subject to certain other conditions contained in the loan documents. Individual properties may be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement. Any prepayment or repayment on or before the first 12 months of the loan term in connection with a bona fide third-party sale of a property securing the SRT Loan shall only require the payment of yield maintenance payments calculated through the 12th monthly payment date.
As of December 31, 2019, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At December 31, 2019, the Company was in compliance with the covenants in effect as of that date.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Line of Credit
The Company’s line of credit is a revolving credit facility with an initial maximum aggregate commitment of $30.0 million. Effective February 15, 2017, the Company’s line of credit was refinanced to increase the maximum aggregate commitment under the credit facility from $30.0 million to $60.0 million. The credit facility matures on February 15, 2020. Each loan made pursuant to the credit facility will be either a LIBOR loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company will pay the lender an unused commitment fee, quarterly in arrears, which will accrue at 0.30% per annum, if the usage under the Company’s line of credit is less than or equal to 50% of the line of credit amount, and 0.20% per annum if the usage under the Company’s line of credit is greater than 50% of the line of credit amount. The Company is providing a guaranty of all of its obligations under the Company’s line of credit. Effective November 7, 2019, the Company elected to permanently reduce the maximum aggregate commitment under its line of credit from $60.0 million to $30.0 million. All other terms of the credit facility remain the same.
As of December 31, 2019, the Company’s line of credit had an outstanding principal balance of approximately $8.9 million. This entire balance has been classified as held for sale as of December 31, 2019. As of December 31, 2018, the Company’s line of credit had an outstanding principal balance of $17.4 million. As of December 31, 2019, the Company’s line of credit was secured by Topaz Marketplace and The Shops at Turkey Creek. As of December 31, 2018, the Company’s line of credit was secured by Topaz Marketplace, 8 Octavia Street, 400 Grove Street, the Fulton Shops, 450 Hayes, 388 Fulton, Silver Lake, and The Shops at Turkey Creek.
Refer to Note 14. “Subsequent Events”, for subsequent payoff of the Company’s line of credit.
Loans Secured by Properties Under Development
On May 7, 2019, the Company refinanced and repaid its financing from Loan Oak Fund, LLC (outstanding balance of $8.8 million at the time of refinancing) with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of December 31, 2019, the Wilshire Construction Loan had a principal balance of approximately $8.5 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
On October 29, 2018, the Company refinanced and repaid its financing with a new loan from Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and bears an interest rate of 6.9% per annum. The Sunset & Gardner Loan was scheduled to mature on October 31, 2019. The Company extended the Sunset & Gardner Loan for an additional twelve month period under the same terms. The new maturity date is October 31, 2020. The Sunset & Gardner Loan is secured by a first Deed of Trust on the property.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of December 31, 2019 (amounts in thousands):

2020	$17,627
2021	—
2022	8,495
2023	18,000
Total (1)	$44,122

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $1.3 million deferred financing costs, net.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

During the year ended December 31, 2019, the Company incurred and expensed approximately $0.7 million of interest costs, which primarily consisted of amortization of deferred financing costs. During the year ended December 31, 2018, the Company incurred and expensed approximately $0.9 million of interest costs, which included the amortization of deferred financing costs of approximately $0.6 million. Also during the years ended December 31, 2019 and 2018, the Company incurred and capitalized approximately $2.7 million and $3.5 million, respectively, of interest expense related to the variable interest entities, which included amortization of deferred financing costs of approximately $0.4 million and $0.3 million, respectively, for each period.
As of both December 31, 2019 and December 31, 2018, interest expense payable was approximately $0.2 million, including an amount related to the variable interest entities of approximately $0.1 million, for each period.
9. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s line of credit reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at December 31, 2019.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For both the years ended December 31, 2019 and 2018, the Company did not record any impairment losses.
10. EQUITY
Common Stock
Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share.
On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross operating proceeds of $104.7 million, 391,182 shares of common stock under the distribution reinvestment plan (“DRIP”) for gross offering proceeds of $3.6 million, granted 50,000 shares of restricted stock and issued 273,729 common shares to pay a portion of a special distribution on November 4, 2015. Cumulatively, through December 31, 2019, pursuant to the Original Share Redemption Program and the Amended and Restated Share Redemption Program (the “SRP”), the Company has redeemed 858,551 shares sold in the Offering and/or the DRIP for $6.0 million.
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
During the year ended December 31, 2019, 17,719 of Common Units were converted into the Company’s common shares for an aggregate basis of approximately $0.1 million.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

however, that a holder of Common Units may not deliver more than two redemption notices in a single calendar year and may not exercise a redemption right for less than 1,000 Common Units, unless such holder holds less than 1,000 Common Units, in which case, it must exercise its redemption right for all of its Common Units.
Preferred Stock
The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2019 and 2018, no shares of preferred stock were issued and outstanding.
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
On August 8, 2019, the Company’s board of directors approved an additional $0.3 million of funds for the redemption of shares in connection with the death of a stockholder and $0.2 million of funds for redemption of shares in connection with the disability of a stockholder.
The following table summarizes share redemption activity during the years ended December 31, 2019 and 2018 (amounts in thousands, except shares):

	Year Ended December 31,
	2019	2018
Shares of common stock redeemed	121,297	125,139
Purchase price	$722	$762

As stated above, cumulatively, through December 31, 2019, pursuant to the Original Share Redemption Program and the Amended and Restated SRP, the Company has redeemed 858,551 shares sold in the Offering and/or its dividend reinvestment plan for $6.0 million.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

however, that the Company is not restricted from making any distributions necessary in order to maintain its status as a REIT. The Company’s board of directors evaluates the Company’s ability to make quarterly distributions based on the Company’s operational cash needs.
The following tables set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the years ended December 31, 2019 and 2018 (amounts in thousands, except per share amounts):

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2019	3/31/2019	4/30/2019	$0.06	$651	$14	$665
Second Quarter 2019	6/30/2019	7/31/2019	0.06	648	14	662
Third Quarter 2019	9/30/2019	10/31/2019	0.06	646	13	659
Fourth Quarter 2019	12/31/2019	1/31/2020	0.02	215	5	220
Total				$2,160	$46	$2,206

	Distribution Record Date	Distribution Payable Date	Distribution Per Share of Common Stock / Common Unit	Total Common Stockholders Distribution	Total Common Unit Holders Distribution	Total Distribution
First Quarter 2018	3/31/2018	4/30/2018	$0.06	$659	$14	$673
Second Quarter 2018	6/30/2018	7/31/2018	0.06	658	14	672
Third Quarter 2018	9/30/2018	10/31/2018	0.06	656	14	670
Fourth Quarter 2018	12/31/2018	1/31/2019	0.06	652	14	666
Total				$2,625	$56	$2,681

11. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of December 31, 2019. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The following table sets forth the computation of the Company’s basic and diluted earnings per share for the years ended December 31, 2019 and 2018 (amounts in thousands, except shares and per share amounts):

	Year Ended December 31,
	2019	2018
Numerator - basic and diluted
Net income	$138	$8,327
Net income attributable to non-controlling interests	3	175
Net income attributable to common shares	$135	$8,152
Denominator - basic and diluted
Basic weighted average common shares	10,818,686	10,962,716
Common Units (1)	—	—
Diluted weighted average common shares	10,818,686	10,962,716
Earnings per common share - basic and diluted
Net earnings attributable to common shares	$0.01	$0.74

(1)	The effect of 217,475 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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
On March 11, 2015, the Company, through a wholly-owned subsidiary, entered into the Limited Liability Company Agreement of SGO Retail Acquisitions Venture, LLC to form the SGO Joint Venture. On September 30, 2015, the Company, through wholly-owned subsidiaries, entered into the Limited Liability Company Agreement of SGO MN Retail Acquisitions Venture, LLC to form the SGO MN Joint Venture. To increase liquidity, in anticipation of the impending maturity of the Company’s line credit in February 2020, on December 27, 2019, the Company entered into the Membership Interest Purchase Agreement with an affiliate of the SGO and SGO MN Joint Ventures and the Advisor. Under the Membership Interest Purchase Agreement, the Company sold and transferred all of its remaining interests in the SGO Joint Venture and SGO MN Joint Venture for a total sales price of approximately $4.2 million. At the time of sale, these joint ventures owned, in aggregate, five properties comprising approximately 494,000 square feet, down from the acquisition size of 18 properties and approximately 1,447,000 square feet. At the request of the Audit Committee of the Board of Directors, the Company received a fairness opinion from a third-party financial advisory and valuation firm that opined that the purchase price was fair to the Company from a financial point of view. After the transfer, Oaktree continues to own an 80% interest in both SGO and SGO MN Joint Ventures and GPP owns a 20% interest in these joint ventures. The Company has no remaining performance obligations following the sale of its interests in these joint ventures. For additional information regarding the SGO Joint Venture and the SGO MN Joint Venture, refer to Note 4. “Investments in Unconsolidated Joint Ventures.”

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Year Ended December 31,		December 31,
Expensed	2019	2018	2019	2018
Financing coordination fees	$—	$30	$—	$—
Asset management fees	647	750	—	—
Reimbursement of operating expenses	35	164	—	—
Property management fees	126	269	7	30
Disposition fees	2	336	—	—
Total	$810	$1,549	$7	$30

Capitalized
Acquisition fees	$46	$60	$—	$—
Leasing fees	—	4	—	—
Legal leasing fees	—	39	—	—
Construction management fees	174	39	111	—
Financing coordination fees	179	269	22	—
Total	$399	$411	$133	$—

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
For the years ended December 31, 2019 and 2018, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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

	Year Ended December 31,
	2019	2018
SGO Joint Venture	$286	$247
SGO MN Joint Venture	1,001	727

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
14. SUBSEQUENT EVENTS
Distributions
On December 18, 2019, the Company’s board of directors declared a fourth quarter distribution in the amount of $0.02 per share/unit to common stockholders and holders of common units of record as of December 31, 2019. The distribution was paid on January 31, 2020.
Assets Held for Sale
On January 10, 2020, the Company, through an indirect subsidiary, entered into a Purchase and Sale Agreement with an unrelated third party purchaser (the “Purchaser”) for the sale of a retail property located in Knoxville, Tennessee (“Shops at Turkey Creek”). The contractual sale price for Shops at Turkey Creek is approximately $5.2 million. Pursuant to the Purchase and Sale Agreement, the Purchaser would be obligated to purchase the property and the Company would be obligated to sell the property only after satisfaction of agreed upon closing conditions. There can be no assurance that the Company will complete the sale. As a result of the executed Purchase and Sales Agreement, Shops at Turkey Creek was classified as held for sale in the consolidated balance sheets as of January 31, 2020.
Sale of Property
On February 10, 2020, the Company consummated the disposition of a significant portion of Topaz Marketplace, located in Hesperia, California, for approximately $10.5 million in cash. The Company used the net proceeds from the sale to repay the line of credit in its entirety. The disposition of Topaz Marketplace resulted in a gain of $1.0 million, which was included in the Company’s consolidated statement of operations.
Line of Credit
Effective January 8, 2020, the Company elected to permanently reduce the maximum aggregate commitment under its line of credit from $30.0 million to $10.5 million. All other terms of the credit facility remained the same.
The line of credit expired of its own accord on February 15, 2020, with no balance outstanding. As part of the payoff, Shops at Turkey Creek was released from the line of credit.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2019

(amounts in thousands)	Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)	Gross Amount of Which Carried at Close of Period					Life on which Depreciation in Latest Statement of Operations is Computed(3)
	Land	Building & Improvements		Land	Building & Improvements	Total (2)	Accumulated Depreciation	Acquisition Date
Shops at Turkey Creek	$1,416	$2,398	$(32)	$1,416	$2,366	$3,782	$(601)	12/3/2012	5-30
400 Grove Street	1,009	1,813	—	1,009	1,813	2,822	(212)	5/16/2012	5-30
8 Octavia Street	728	1,847	84	728	1,931	2,659	(244)	6/14/2016	5-30
Fulton Shops	1,187	3,254	—	1,187	3,254	4,441	(412)	6/14/2016	5-30
450 Hayes	2,324	5,009	367	2,324	5,376	7,700	(576)	12/22/2016	5-30
388 Fulton	1,109	2,943	319	1,112	3,259	4,371	(379)	01/04/2017	5-30
Silver Lake	5,747	6,646	364	5,760	6,997	12,757	(884)	01/11/2017	5-30
Total	$13,520	$23,910	$1,102	$13,536	$24,996	$38,532	$(3,308)

(1)	The cost capitalized subsequent to acquisition may include negative balances resulting from the write-off and impairment of real estate assets, and parcel sales.

(2)	The aggregate net tax basis of land and buildings, excluding properties held for sale, for federal income tax purposes is $36.7 million.

(3)
Buildings and building improvements are depreciated over their useful lives as shown. Tenant improvements are amortized over the life of the related lease, which with our current portfolio can vary from 1 year to over 15 years.

(in thousands)	Year Ended December 31,
	2019	2018
Real Estate:
Balance at the beginning of the year	$48,393	$46,033
Improvements	683	769
Dispositions	—	(22,366)
Balances associated with changes in reporting presentation (1)	(10,544)	23,957
Balance at the end of the year	$38,532	$48,393

Accumulated Depreciation:
Balance at the beginning of the year	$3,917	$2,579
Depreciation expense	1,100	1,205
Dispositions	—	(5,045)
Balances associated with changes in reporting presentation (1)	(1,709)	5,178
Balance at the end of the year	$3,308	$3,917

(1)	The balances associated with changes in reporting presentation represent real estate and accumulated depreciation reclassified as assets held for sale.
See accompanying report of independent registered public accounting firm.

S-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 17, 2020.

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

Signature	Title(s)	Date

/s/ Todd A. Spitzer	Chairman of the Board	March 17, 2020
Todd A. Spitzer

/s/ Andrew Batinovich	Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)	March 17, 2020
Andrew Batinovich

/s/ M. Bradley Kettmann	Chief Financial Officer (Principal Financial)	March 17, 2020
M. Bradley Kettmann

/s/ Phillip I. Levin	Director	March 17, 2020
Phillip I. Levin

/s/ Jeffrey S. Rogers	Director	March 17, 2020
Jeffrey S. Rogers

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

4.1	Description of Registrant’s Securities	X

10.1	Promissory Note with ReadyCap Commercial, LLC, dated May 6, 2019		10-Q	8/9/19

10.2	Loan Agreement with ReadyCap Commercial, LLC, dated May 6, 2019		10-Q	8/9/19

10.3	Loan Modification Agreement between Sunset & Gardner Investors LLC and Lone Oak Fund, LLC, dated September 12, 2019		10-Q	11/8/2019

10.4	Membership Interest Purchase Agreement between Glenborough Property, LLC and SRT SGO, LLC, SRT SGO MN, LLC and SRT TRS, LCC, dated December 27, 2019	X

10.5	Loan Agreement between SRT SF Retail I, LLC and SRT LA Retail, LLC and PFP Holding Company VI, LLC, dated December 24, 2019	X

10.6	Promissory Note with PFP Holding Company VI, LLC, dated December 24, 2019	X

10.7	Purchase and Sale Agreement between SRT Secured Topaz, LLC and E G & T Commercial Real Estate, LLC, dated December 5, 2019	X

10.8	Lease Agreement with Clover Juice		10-K	3/19/2019

10.9	Lease Agreement with Conner Concepts		10-K	3/19/2019

10.10	Lease Agreement with A Mano	X

10.11	Seventh Amendment to the Advisory Agreement		8-K	8/2/2019

21	Subsidiaries of the Company	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

S-3

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

S-4