Form 10-Q
period 2020-03-31
Strategic Realty Trust, Inc.
filed 2020-05-08
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 6, 2020, there were 10,739,814 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019, as filed with the SEC on March 18, 2020 (the “2019 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Investments in real estate
Land	$13,791	$13,536
Building and improvements	23,732	23,732
Tenant improvements	1,418	1,264
	38,941	38,532
Accumulated depreciation	(3,548)	(3,308)
Investments in real estate, net	35,393	35,224
Properties under development and development costs
Land	25,851	25,851
Buildings	550	554
Development costs	23,037	20,813
Properties under development and development costs	49,438	47,218
Cash, cash equivalents and restricted cash	6,306	7,241
Prepaid expenses and other assets, net	242	114
Tenant receivables, net of $128 and $14 bad debt reserve	697	727
Lease intangibles, net	1,347	1,321
Assets held for sale	—	9,216
Deferred financing costs, net	—	105
TOTAL ASSETS (1)	$93,423	$101,166
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$35,649	$33,927
Accounts payable and accrued expenses	1,686	2,404
Amounts due to affiliates	71	140
Other liabilities	148	180
Liabilities related to assets held for sale	—	8,939
Below-market lease liabilities, net	281	296
TOTAL LIABILITIES (1)	37,835	45,886
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,739,814 and 10,759,721 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	110	110
Additional paid-in capital	94,602	94,719
Accumulated deficit	(40,154)	(40,571)
Total stockholders’ equity	54,558	54,258
Non-controlling interests	1,030	1,022
TOTAL EQUITY	55,588	55,280
TOTAL LIABILITIES AND EQUITY	$93,423	$101,166

(1)
As of March 31, 2020 and December 31, 2019, includes approximately $50.2 million and $49.4 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $19.9 million and $18.5 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 4. “Variable Interest Entities”.

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Rental and reimbursements	$807	$944

Expense:
Operating and maintenance	450	270
General and administrative	405	399
Depreciation and amortization	301	377
Interest expense	171	189
	1,327	1,235
Operating loss	(520)	(291)

Other income (loss):
Equity in loss of unconsolidated joint ventures	—	(20)
Net gain on disposal of real estate	947	—
Income (loss) before income taxes	427	(311)
Income taxes	(2)	—
Net income (loss)	425	(311)
Net income (loss) attributable to non-controlling interests	8	(7)
Net income (loss) attributable to common stockholders	$417	$(304)

Earnings (loss) per common share - basic and diluted	$0.04	$(0.03)

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	10,759,198	10,862,806
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2019	10,759,721	$110	$94,719	$(40,571)	$54,258	$1,022	$55,280
Redemption of common shares	(19,907)	—	(117)	—	(117)	—	(117)
Net income	—	—	—	417	417	8	425
BALANCE — March 31, 2020	10,739,814	$110	$94,602	$(40,154)	$54,558	$1,030	$55,588

BALANCE — December 31, 2018	10,863,299	$110	$95,336	$(38,546)	$56,900	$1,170	$58,070
Redemption of common shares	(20,855)	—	(126)	—	(126)	—	(126)
Quarterly distributions	—	—	—	(651)	(651)	(14)	(665)
Net loss	—	—	—	(304)	(304)	(7)	(311)
BALANCE — March 31, 2019	10,842,444	$110	$95,210	$(39,501)	$55,819	$1,149	$56,968
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$425	$(311)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net gain on disposal of real estate	(947)	—
Equity in loss of unconsolidated joint ventures	—	20
Straight-line rent	(14)	(27)
Amortization of deferred costs	171	158
Depreciation and amortization	301	377
Amortization of above and below-market leases	(13)	(5)
Provision for losses on tenant receivable	168	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(128)	32
Tenant receivables	(119)	(11)
Accounts payable and accrued expenses	(153)	(22)
Amounts due to affiliates	(69)	(18)
Other liabilities	(32)	(117)
Net cash provided by (used in) operating activities	(410)	76

Cash flows from investing activities:
Proceeds from the sale of real estate	9,920	—
Investment in properties under development and development costs	(2,485)	(724)
Improvements, capital expenditures, and leasing costs	(279)	(53)
Investments in unconsolidated joint ventures	—	(38)
Net cash provided by (used in) investing activities	7,156	(815)

Cash flows from financing activities:
Redemption of common shares	(117)	(126)
Quarterly distributions	(220)	(666)
Proceeds from notes payable	1,590	1,500
Repayment of notes payable	(8,927)	—
Payment of loan fees from investments in consolidated variable interest entities	—	(62)
Payment of loan fees and financing costs	(7)	—
Net cash provided by (used in) financing activities	(7,681)	646

Net decrease in cash, cash equivalents and restricted cash	(935)	(93)
Cash, cash equivalents and restricted cash – beginning of period	7,241	3,347
Cash, cash equivalents and restricted cash – end of period	$6,306	$3,254

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$—	$665
Change in accrued liabilities capitalized to investment in development	(353)	109
Change to accrued mortgage note payable interest capitalized to investment in development	15	—
Amortization of deferred loan fees capitalized to investment in development	73	89
Changes in capital improvements, accrued but not paid	(7)	—
Cash paid for interest, net of amounts capitalized	13	57
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of March 31, 2020 and December 31, 2019, the Company owned 98.0% and 98.0%, respectively, of the limited partnership interests in the OP.
The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses, interest on outstanding indebtedness, the payment of distributions to stockholders, and investments in development of properties. Substantially all of the proceeds of the completed Offering have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of interest, for payment of various fees and expenses, such as acquisition fees and management fees, and for payment of distributions to stockholders. The Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to the Company from any sale of equity that it may conduct in the future.
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
As of March 31, 2020, in addition to the development projects, the Company’s portfolio of properties was comprised of 7 properties with approximately 43,000 rentable square feet of retail space located in two states, as well as an improved land parcel. As of March 31, 2020, the rentable space at the Company’s retail properties was 81% leased.
COVID-19 Pandemic
Currently, one of the most significant risks and uncertainties facing the Company, the retail industry, the real estate industry and the economy generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The full extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Refer to Note 13 for additional information.

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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of March 31, 2020 and December 31, 2019, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 4. “Variable Interest Entities” for additional information.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$5,361	$6,119
Restricted cash	945	1,122
Total cash, cash equivalents, and restricted cash	$6,306	$7,241

Recent Accounting Pronouncements
The FASB issued the following ASUs, which could have potential impact to the Company’s condensed consolidated financial statements:
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures upon issuance of ASU 2018-13 and delayed adoption of the additional disclosures until the effective date. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of ASU 2018-13 did not have an impact on the Company’s condensed consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset, measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Adjustments resulting from adopting ASU 2016-13 shall be applied through a cumulative-effect adjustment to retained earnings. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates (“ASU 2019-10”). ASU 2019-10 extended the mandatory effective date for smaller reporting companies to beginning after December 15, 2022. The adoption of

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Financial Instruments - Credit Losses is not expected to have an impact on the Company’s condensed consolidated financial statements.
3. REAL ESTATE INVESTMENTS
Sale of Properties
On February 10, 2020, the Company consummated the disposition of Topaz Marketplace, located in Hesperia, California, for approximately $10.5 million in cash. The Company used the net proceeds from the sale to repay the line of credit in its entirety. The disposition of Topaz Marketplace resulted in a gain of approximately $0.9 million, which was included in the Company’s condensed consolidated statement of operations. The Company retained a residual land parcel, that is an improved drive-thru pad.
Since the sale of this property does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of this property were not reported as discontinued operations in the Company’s condensed consolidated financial statements. The Company used the net proceeds from the sale of this property to repay the outstanding balance on its line of credit.
The Company’s condensed consolidated statements of operations include net operating income of approximately $52 thousand and $82 thousand for the three months ended March 31, 2020 and 2019, respectively, related to Topaz Marketplace.
Pro Forma Financial Information
The pro forma financial information below is based upon the Company’s historical condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, adjusted to give effect to the above sale transaction as if it had been completed at the beginning of 2020 and 2019, respectively. The pro forma financial information is presented for information purposes only, and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2020 and 2019, respectively, nor does it purport to represent results of operations for future periods (amounts in thousands, except per share amounts):

	(Pro Forma)
	Three Months Ended March 31,
	2020	2019
Rental and reimbursement revenues	$689	$726
Net income	373	555
Net income attributable to common stockholders	366	544

Net income per share, attributable to common shares - basic and diluted	$0.03	$0.05

Assets Held for Sale and Liabilities Related to Assets Held for Sale
Assets and liabilities related to Shops at Turkey Creek, located in Knoxville, Tennessee, were previously classified as held for sale, as the Company was in contract to sell the property. The buyer canceled the contract due to the uncertainty related to COVID-19. As a result, as of March 31, 2020, Shops at Turkey Creek no longer met certain criteria to be classified as held for sale. As such, all related assets, net of depreciation and liabilities were recorded within the relevant categories in the condensed consolidated balance sheet.
Additionally, as of March 31, 2020, the residual land parcel at Topaz Marketplace, located in Hesperia, California, no longer met certain criteria to be classified as held for sale. As such, the value related to the parcel was recorded within the relevant line item in the condensed consolidated balance sheet.
There were no assets classified as held for sale at March 31, 2020.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Through March 31, 2020, post the initial capital contributions, the Company made additional capital contributions totaling approximately $6.6 million and $6.9 million to the Sunset & Gardner Joint Venture and Wilshire Joint Venture, respectively.
The following reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31,	December 31,
	2020	2019
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	550	554
Development costs	23,037	20,813
Properties under development and development costs	49,438	47,218
Cash, cash equivalents and restricted cash	634	2,154
Prepaid expenses and other assets, net	87	7
Lease intangibles, net	73	4
TOTAL ASSETS (1)	$50,232	$49,383

LIABILITIES
Notes payable, net (2)	$18,375	$16,713
Accounts payable and accrued expenses	1,410	1,702
Amounts due to affiliates	65	111
Other liabilities	5	5
TOTAL LIABILITIES	$19,855	$18,531

(1)	The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
As of March 31, 2020 and December 31, 2019, includes reclassification of approximately $0.4 million and $0.5 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the Wilshire Joint Venture is partially guaranteed by the Company, refer to Note 7, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.

5. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2020, the leases at the Company’s properties, excluding properties classified as held for sale, have remaining terms (excluding options to extend) of up to 11.7 years with a weighted-average remaining term (excluding options to extend) of approximately 6.8 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.1 million and $0.2 million as of March 31, 2020 and December 31, 2019, respectively.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the components of income from real estate operations for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,
	2020	2019
Lease income - operating leases	$636	$702
Variable lease income (1)	171	242
Rental and reimbursements income	$807	$944

(1)	Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.
As of March 31, 2020, the future minimum rental income from the Company’s properties under non-cancelable operating leases, was as follows (amounts in thousands):

Remainder of 2020	$1,515
2021	2,036
2022	2,053
2023	2,078
2024	2,031
Thereafter	5,813
Total	$15,526

6. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of March 31, 2020 and December 31, 2019, the Company’s acquired lease intangibles and below-market lease liabilities, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Cost	$2,173	$2,084	$(492)	$(492)
Accumulated amortization	(826)	(763)	211	196
Total	$1,347	$1,321	$(281)	$(296)

The Company’s amortization of lease intangibles and below-market lease liabilities for the three months ended March 31, 2020 and 2019, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended March 31,		Three Months Ended March 31,
	2020	2019	2020	2019
Amortization	$(63)	$(89)	$15	$16

7. NOTES PAYABLE, NET
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
As of March 31, 2020, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At March 31, 2020, the Company was in compliance with the covenants in effect as of that date.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
Line of Credit
On February 10, 2020, the Company used proceeds from the sale of Topaz Marketplace to repay the line of credit in its entirety. The line of credit expired of its own accord on February 15, 2020, with no balance outstanding. As part of the payoff, Shops at Turkey Creek was released from the line of credit.
Effective January 8, 2020, the Company elected to permanently reduce the maximum aggregate commitment under its line of credit from $30.0 million to $10.5 million. All other terms of the credit facility remained the same.
The Company’s line of credit was a revolving credit facility with an initial maximum aggregate commitment of $30.0 million. Effective February 15, 2017, the Company’s line of credit was refinanced to increase the maximum aggregate commitment under the credit facility from $30.0 million to $60.0 million. The credit facility matured on February 15, 2020. Each loan made pursuant to the credit facility will be either a LIBOR loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments are interest only with the entire principal balance and all outstanding interest due at maturity. The Company paid the lender an unused commitment fee, quarterly in arrears, which was accrued at 0.30% per annum, if the usage under the Company’s line of credit was less than or equal to 50% of the line of credit amount, and 0.20% per annum if the usage under the Company’s line of credit was greater than 50% of the line of credit amount. The Company was providing a guaranty of all of its obligations under the Company’s line of credit. Effective November 7, 2019, the Company elected to permanently reduce the maximum aggregate commitment under its line of credit from $60.0 million to $30.0 million. All other terms of the credit facility remained the same.
Loans Secured by Properties Under Development
On May 7, 2019, the Company refinanced and repaid its financing from Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of March 31, 2020, the Wilshire Construction Loan had a principal balance of approximately $10.1 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On October 29, 2018, the Company entered into a loan agreement with Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and bears an interest rate of 6.9% per annum. The Sunset & Gardner Loan was scheduled to mature on October 31, 2019. The Company extended the Sunset & Gardner Loan for an additional twelve month period under the same terms. The new maturity date is October 31, 2020. The Sunset & Gardner Loan is secured by a first Deed of Trust on the property.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of March 31, 2020 (amounts in thousands):

Remainder of 2020	$8,700
2021	—
2022	10,084
2023	18,000
Total (1)	$36,784

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $1.1 million deferred financing costs, net.
During the three months ended March 31, 2020, the Company incurred and expensed approximately $0.2 million of interest costs, which consisted of amortization of deferred financing costs. During the three months ended March 31, 2019, the Company incurred and expensed approximately $0.2 million of interest costs, which primarily consisted of amortization of deferred financing costs. Also during the three months months ended March 31, 2020 and 2019, the Company incurred and capitalized approximately $0.4 million and $0.6 million, respectively, of interest expense related to the variable interest entities, which included amortization of deferred financing costs of approximately $80 thousand and $68 thousand, respectively, for each period.
As of both March 31, 2020 and December 31, 2019, interest expense payable was approximately $0.2 million, including an amount related to the variable interest entities of approximately $0.1 million, for each period.
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
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at March 31, 2020.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For both the three months ended March 31, 2020 and 2019, the Company did not record any impairment losses.
9. EQUITY
Share Redemption Program
On April 1, 2015, the Company’s board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted the Amended and Restated Share Redemption Program (the “SRP”). Under the SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

SRP) of a stockholder are eligible for repurchase by the Company. Under the current SRP, as amended to date, the number of shares to be redeemed is limited to the lesser of (i) a total of $3.8 million for redemptions sought upon a stockholder’s death and a total of $1.2 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted-average number of shares of the Company’s common stock outstanding during the prior calendar year. Share repurchases pursuant to the SRP are made at the sole discretion of the Company. The Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the SRP.
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
The following table summarizes share redemption activity during the three months ended March 31, 2020 and 2019 (amounts in thousands, except shares):

	Three Months Ended March 31,
	2020	2019
Shares of common stock redeemed	19,907	20,855
Purchase price	$117	$126

As stated above, cumulatively, through March 31, 2020, pursuant to the Original Share Redemption Program and the Amended and Restated SRP, the Company has redeemed 878,458 shares sold in the Offering and/or its dividend reinvestment plan for $6.2 million.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company.
The following table set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the year ended 2019 (amounts in thousands, except per share amounts):

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

10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of March 31, 2020. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator - basic and diluted
Net income (loss)	$425	$(311)
Net income (loss) attributable to non-controlling interests	8	(7)
Net income (loss) attributable to common shares	$417	$(304)
Denominator - basic and diluted
Basic weighted average common shares	10,759,198	10,862,806
Common Units (1)	—	—
Diluted weighted average common shares	10,759,198	10,862,806
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$0.04	$(0.03)

(1)	The effect of 217,475 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
Expensed	2020	2019	2020	2019
Asset management fees	$167	$157	$—	$—
Reimbursement of operating expenses	6	11	—	—
Property management fees	21	29	6	7
Disposition fees	157	—	—	—
Total	$351	$197	$6	$7

Capitalized
Acquisition fees	$6	$7	$—	$—
Leasing fees	39	—	—	—
Legal leasing fees	8	—	—	—
Construction management fees	66	—	65	111
Financing coordination fees	—	—	—	22
Total	$119	$7	$65	$133

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
For the three months ended March 31, 2020 and 2019, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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
13. SUBSEQUENT EVENTS
COVID-19 Pandemic
The Company is monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic will impact its tenants and business partners. While the Company did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, a majority of the Company’s tenants have not paid April rent and have recently requested rent deferral or rent abatement as a result of the pandemic, and therefore, the Company is unable to predict the full impact that the pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties. The Company is evaluating each tenant’s request for rent relief on an individual basis and is considering a number of factors. Not all tenant requests will result in modified agreements nor is the Company forgoing its contractual rights under its lease agreements. See Item 2 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Impact of COVID-19” for additional information regarding the potential impact of COVID-19 on the Company’s operations.
The full extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. While the Company is not able at this time to estimate the impact of the COVID-19 pandemic on its financial position and results of operations, it could be material.
Share Redemption Program
In order to preserve cash in light of the uncertainty relating to the duration of shelter-in-place orders and the economic impact of COVID-19 on the Company, by unanimous written consent executed on April 21, 2020, the Board approved the suspension of the SRP, which offered redemption opportunities only in connection with a stockholder’s death or qualifying disability.
Under the SRP, the Board may amend, suspend, or terminate the SRP with 30 days’ notice to the Company’s stockholders. The Current Report on Form 8-K, filed on April 21, 2020 with the SEC, serves as such required notice and therefore the suspension of the SRP will be effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until the Board approves the resumption of the SRP. During the suspension, the Company will continue to accept death and disability redemption filings from stockholders, but will not take any action with regard to those requests until the Board has elected to lift the suspension and provided the terms and conditions for any continuation of the program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and the notes thereto and the other unaudited financial data included in this Quarterly Report on Form 10-Q and in our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission, or SEC, on March 18, 2020, which we refer to herein as our “2019 Annual Report on Form 10-K.”
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•
The potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic, or any future pandemic, epidemic or outbreak of infectious disease, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets.

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

•
A significant portion of our assets are concentrated in one state and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market could affect our operating results and our ability to pay distributions to our stockholders.

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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our 2019 Annual Report on Form 10-K. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Moreover, you should interpret many of the risks identified in this Quarterly Report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, and the risks described in Part I, Item 1A of our 2019 Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

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
Impact of COVID-19
On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments to institute quarantines, shelter-in-place rules and restrictions on travel, the types of business that may continue to operate, and the types of construction projects that may continue. California, where the majority of our properties are located, declared a state of emergency on March 4, 2020 and instituted a shelter-in-place order on March 16, 2020 to reduce the spread of COVID-19.
COVID-19 and the efforts to contain its spread have significantly impacted the global economy, the U.S. economy, the economies of the local markets throughout California in which our properties are predominately located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and shelter-in-place or stay-at-home orders. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed, lifted or reinstated, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past.
While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, we believe that there is a reasonable risk that the COVID-19 outbreak could negatively impact our financial condition and results of operations, including but not limited to, declines in real estate rental revenues, the inability to sell certain properties at a favorable price, and a decrease in construction and leasing activity. A majority of our tenants have not paid April rent and have recently requested rent deferral or rent abatement as a result of the pandemic. Tenants that requested rent relief account for approximately 93% of our annualized rents. We are reviewing these requests on a case by case basis and are continuing to monitor and communicate with our commercial tenants to assess their needs and ability to pay rent. As of May 6, 2020, we have collected approximately 13% of April’s monthly billings to tenants. In most cases, it is in our best interest to help our tenants remain in business and reopen when shelter-in-place orders or other mandated closures are lifted. If these tenants fail, finding replacement tenants may be costly and time-consuming. In addition, while the majority of our properties are fully leased as of March 31, 2020, we expect that the effects of the COVID-19 pandemic may impact our ability to lease up available commercial space at certain properties. For example, while the Wilshire Property is nearing completion and was 60% leased as of March 31, 2020, there were three potential tenants who put their plans on hold in light of the COVID-19 pandemic, however they remain interested in the project. As of March 31, 2020, we had approximately 8,000 square feet of vacant commercial space and approximately 600 square feet of commercial lease expirations scheduled for the remainder of 2020.
To mitigate the impact of COVID-19 on our operations and liquidity, we have taken a number of proactive measures, which include the following:

•
Our Advisor has been able to transition all employees and operations to a remote work environment, beginning on March 16, 2020, and we have been fortunate that our operations have continued successfully during these difficult times.

•
We are in constant communication with our tenants and are assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

•
We believe we have adequate cash and cash equivalents to service our debts and pay for our ongoing general and administrative expenses for the foreseeable future. As of March 31, 2020, we have approximately $5.4 million in cash and cash equivalents. Furthermore, the Shops at Turkey Creek remain unencumbered by debt and is available for financing to provide us funds if needed.

•
We fully paid off the revolving line of credit with the SRT Loan (as defined below) from PFP Holding Company, LLC (the “SRT Lender”). The SRT Loan is secured by six of our core urban properties in Los Angeles and San Francisco. The SRT Loan does not have the sort of restrictive covenants and ongoing debt coverage ratios that could trigger a default caused by tenants not paying rent or seeking rent relief (unlike the former line of credit).

•
We remain in compliance with all the terms of the Wilshire Construction Loan (as defined below), which matures on May 10, 2022 with the options to extend for two additional twelve-month periods, subject to certain conditions. Similarly, we remain in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2020, and we are in discussions to further extend the maturity date of the Sunset & Gardner Loan.

•
To further preserve cash and liquidity, we suspended our Amended and Restated Share Redemption Program (the “SRP”), such suspension to be effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until our board of directors (the “Board”) approves the resumption of the SRP. During the suspension, we will continue to accept death and disability redemption filings from stockholders, but will not take any action with regard to those requests until the Board has elected to lift the suspension and provided the terms and conditions for any continuation of the program. In addition, on March 27, 2020, the Board decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to us.

Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our business, the full extent of the financial impact cannot be reasonably estimated at this time. However, there are those who believe that, as more tools are developed to fight COVID-19 - increased testing, enhanced monitoring, data analysis and identification of effective therapeutics-the country can, anchored by advice of healthcare specialists, incrementally foster economic activity in the near term and at some point with a vaccine and time, the country should return to a more normal state as with other pandemics in the past.
Property Portfolio
As of March 31, 2020, our property portfolio included 7 retail properties, excluding a pad, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 43,000 square feet of multi-tenant, commercial retail space located in two states. We purchased our properties for an aggregate purchase price of approximately $39.6 million. As of March 31, 2020 approximately 81% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 6.8 years. As of December 31, 2019, approximately 90% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 6.8 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price (4)	Debt (5)
Property Name (1)	Location
Shops at Turkey Creek	Knoxville, TN	16,324	61%	$30.59	3/12/2012	$4,300	$—
400 Grove Street	San Francisco, CA	2,000	100%	63.04	6/14/2016	2,890	1,450
8 Octavia Street	San Francisco, CA	3,640	47%	53.89	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	100%	57.68	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	93.08	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	68.13	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,497	100%	68.80	1/11/2017	13,300	6,900
		43,053				$39,587	$18,000

(1)	List of properties does not include a residual parcel at Topaz Marketplace as of March 31, 2020.

(2)	Percentage is based on leased rentable square feet of each property as of March 31, 2020.

(3)
Effective rent per square foot is calculated by dividing the annualized March 2020 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)
Debt represents the outstanding balance as of March 31, 2020, and excludes reclassification of approximately $0.7 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 7. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Properties Under Development
As of March 31, 2020, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Wilshire Property	Santa Monica, CA	August, 2020	12,500	$10,084
Sunset & Gardner Property	Hollywood, CA	January, 2022	37,000	8,700
Total			49,500	$18,784
Results of Operations
Comparison of the three months ended March 31, 2020, versus the three months ended March 31, 2019.
The following table provides summary information about our results of operations for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
Rental revenue and reimbursements	$807	$944	$(137)	(14.5)%
Operating and maintenance expenses	450	270	180	66.7%
General and administrative expenses	405	399	6	1.5%
Depreciation and amortization expenses	301	377	(76)	(20.2)%
Interest expense	171	189	(18)	(9.5)%
Operating loss	(520)	(291)	(229)	78.7%
Other income (loss), net	947	(20)	967	(4,835.0)%
Income taxes	(2)	—	(2)	100.0%
Net income (loss)	$425	$(311)	$736	(236.7)%
Our results of operations for the three months ended March 31, 2020, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the three months ended March 31, 2020, compared to the same period in 2019, was primarily due to the sales of a significant portion of Topaz Marketplace in February 2020.
Operating and maintenance expenses
Operating and maintenance expenses increased during the three months ended March 31, 2020, when compared to the same period in 2019, primarily due to an increase in bad debt reserves for amounts deemed to be uncollectible.

General and administrative expenses
General and administrative expenses remained relatively flat during the three months ended March 31, 2020, compared to the same period in 2019.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the three months ended March 31, 2020, compared to the same period in 2019, primarily due to classification of Topaz Marketplace as held for sale during the three months ended September, 2019, and subsequent sale in February 2020.
Interest expense
Interest expense decreased during the three months ended March 31, 2020, compared to the same period in 2019, due to decreases in interest rates as well as decreases in debt balances as a result of using the proceeds from property disposition activities to repay debt. Additionally, decreased deferred loan fees amortization also contributed to a decrease in interest expense.
Other income (loss), net
Other income (loss), net for the three months ended March 31, 2020, consisted of gain on sale of Topaz Marketplace. Other income (loss), net for the three months ended March 31, 2019, consisted of equity in loss resulting from our previous investment in unconsolidated joint ventures
Income Taxes
Income taxes for the ended March 31, 2020, consisted of various state tax payments.
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
As of March 31, 2020, our cash and cash equivalents were approximately $5.4 million and we had $0.9 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2020 and December 31, 2019, our borrowings were approximately 63.5% and 75.1%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Net cash provided by (used in):
Operating activities	$(410)	$76	$(486)
Investing activities	7,156	(815)	7,971
Financing activities	(7,681)	646	(8,327)
Net decrease in cash, cash equivalents and restricted cash	$(935)	$(93)

Cash Flows from Operating Activities
The decrease in cash flows from operating activities was primarily due to lower operating income during the three months ended March 31, 2020 as compared to the same period in 2019, which resulted from sale of Topaz Marketplace during the three months ended March 31, 2020 as well as increased reserves for amounts deemed to be uncollectible.
Cash Flows from Investing Activities
Cash flows provided by investing activities during the three months ended March 31, 2020 primarily consisted of approximately $9.9 million of proceeds from sale of Topaz Marketplace. These were partially offset by our aggregate additional $2.5 million investment in the Wilshire and Sunset and Gardner Joint Ventures.
Cash flows used in investing activities during the three months ended March 31, 2019, primarily consisted of our aggregate additional $0.7 million investment in the Wilshire and Sunset and Gardner Joint Ventures.
Cash Flows from Financing Activities
Cash flows used by financing activities during the three months ended March 31, 2020, primarily consisted of approximately $8.9 million in repayments of our line of credit. This was partially offset by approximately $1.6 million from construction loan proceeds.
Cash flows provided by financing activities during the three months ended March 31, 2019, primarily consisted of approximately $1.5 million from draws on our line of credit. This was partially offset by our quarterly dividend payment of approximately $0.7 million.
Short-term Liquidity and Capital Resources
Our principal short-term demand for funds is for the payment of operating expenses, the payment on our outstanding indebtedness and distributions. To date, our cash needs for operations have been covered from cash provided by property operations, the sales of properties and the sale of shares of our common stock. We may fund our short-term operating cash needs from operations, from the sales of properties and from debt.
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

As of March 31, 2020, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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
Loans Secured by Properties Under Development
On May 7, 2019, we refinanced and repaid our financing with Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of March 31, 2020, the Wilshire Construction Loan had a principal balance of approximately $10.1 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Construction Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
On October 29, 2018, we entered into a loan agreement with Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and bears an interest rate of 6.9% per annum. The Sunset & Gardner Loan was scheduled to mature on October 31, 2019. We extended the Sunset & Gardner Loan for an additional twelve month period under the same terms. The new maturity date is October 31, 2020. The Sunset & Gardner Loan is secured by a first Deed of Trust on the property.
Line of Credit
On February 10, 2020, we used proceeds from the sale of Topaz Marketplace to repay the line of credit in its entirety. The line of credit expired of its own accord on February 15, 2020, with no balance outstanding. As part of the payoff, Shops at Turkey Creek was released from the line of credit.
Effective January 8, 2020, we elected to permanently reduce the maximum aggregate commitment under its line of credit from $30.0 million to $10.5 million. All other terms of the credit facility remained the same.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2020 and 2019, our total operating expenses did not exceed the 2%/25% Guidelines.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company.
The following table set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the year ended 2019 (amounts in thousands, except per share amounts):

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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
FFO	2020	2019
Net income (loss)	$425	$(311)
Adjustments:
Gain on disposal of assets	(947)	—
Adjustment to reflect FFO of unconsolidated joint ventures	—	78
Depreciation of real estate	240	299
Amortization of in-place leases and leasing costs	61	78
FFO attributable to common shares and Common Units (1)	$(221)	$144

FFO per share and Common Unit (1)	$(0.02)	$0.01

Weighted average common shares and units outstanding (1)	10,976,673	11,098,000

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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of carve-out guarantees in connection with our previous investments in unconsolidated joint ventures as described in the consolidated financial statements in our 2019 Annual Report on Form 10-K. These carve-out guarantees do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. We have retained certain rights of recovery in connection with these carve-out guarantees.
Critical Accounting Policies
Our interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of additional accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2019 Annual Report on Form 10-K.
Subsequent Events
COVID-19 Pandemic
We are monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how the pandemic will impact our tenants and business partners. While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2020, a majority of our tenants have not paid April rent and have recently requested rent deferral or rent abatement as a result of the pandemic, and therefore, we are unable to predict the full impact that the pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. We are evaluating each tenant’s request for rent relief on an individual basis and are considering a number of factors. Not all tenant requests will result in modified agreements nor are we forgoing our contractual rights under our lease agreements. See Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Impact of COVID-19” for additional information regarding the potential impact of COVID-19 on our operations.
The full extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. While we are not able at this time to estimate the impact of the COVID-19 pandemic on our financial position and results of operations, it could be material.
Share Redemption Program
In order to preserve cash in light of the uncertainty relating to the duration of shelter-in-place orders and the economic impact of COVID-19 on the Company, by unanimous written consent executed on April 21, 2020, the Board approved the suspension of the SRP, which offered redemption opportunities only in connection with a stockholder’s death or qualifying disability.
Under the SRP, the Board may amend, suspend, or terminate the SRP with 30 days’ notice to our stockholders. The Current Report on Form 8-K, filed on April 21, 2020 with the SEC, serves as such required notice and therefore the suspension of the SRP will be effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until the Board approves the resumption of the SRP. During the suspension, we will continue to accept death and disability redemption filings from stockholders, but will not take any action with regard to those requests until the Board has elected to lift the suspension and provided the terms and conditions for any continuation of the program.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In order to preserve cash in light of the uncertainty relating to the duration of shelter-in-place orders and the economic impact of COVID-19 on the Company, by unanimous written consent executed on April 21, 2020, the Board approved the suspension of the SRP, which offered redemption opportunities only in connection with a stockholder’s death or qualifying disability.
Under the SRP, the Board may amend, suspend, or terminate the SRP with 30 days’ notice to our stockholders. The Current Report on Form 8-K, filed on April 21, 2020 with the SEC, serves as such required notice and therefore the suspension of the SRP will be effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until the Board approves the resumption of the SRP. During the suspension, we will continue to accept death and disability redemption filings from stockholders, but will not take any action with regard to those requests until the Board has elected to lift the suspension and provided the terms and conditions for any continuation of the program.

During the quarter ended March 31, 2020, we redeemed shares as follows:

Period	Total Number of Shares Redeemed (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Approximate Dollar Value of Shares That May Yet be Redeemed Under the Program (2)
January 2020	—	$—	—	$456,218
February 2020	—	—	—	456,218
March 2020	19,907	5.86	19,907	339,565
Total	19,907		19,907

(1)	All of our purchases of equity securities during the quarter ended March 31, 2020, were made pursuant to the SRP.

(2)	We currently limit the dollar value and number of shares that may yet be repurchased under the SRP as described above.
Cumulatively, through March 31, 2020, we have redeemed 878,458 shares for $6.2 million. The company had no unfulfilled redemption requests during the quarter ended March 31, 2020.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As of the three months ended March 31, 2020, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2020.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ M. Bradley Kettmann
M. Bradley Kettmann
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

4.1	Description of Registrant’s Securities		10-K	3/18/2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)