Form 10-Q
period 2020-06-30
Strategic Realty Trust, Inc.
filed 2020-08-07
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 5, 2020, there were 10,739,814 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2020, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019, as filed with the SEC on March 18, 2020 (the “2019 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Investments in real estate
Land	$13,791	$13,536
Building and improvements	23,765	23,732
Tenant improvements	1,615	1,264
	39,171	38,532
Accumulated depreciation	(3,787)	(3,308)
Investments in real estate, net	35,384	35,224
Properties under development and development costs
Land	25,851	25,851
Buildings	546	554
Development costs	25,277	20,813
Properties under development and development costs	51,674	47,218
Cash, cash equivalents and restricted cash	5,091	7,241
Prepaid expenses and other assets, net	125	114
Tenant receivables, net of $279 and $14 bad debt reserve	825	727
Lease intangibles, net	1,363	1,321
Assets held for sale	—	9,216
Deferred financing costs, net	—	105
TOTAL ASSETS (1)	$94,462	$101,166
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$37,129	$33,927
Accounts payable and accrued expenses	1,770	2,404
Amounts due to affiliates	68	140
Other liabilities	165	180
Liabilities related to assets held for sale	—	8,939
Below-market lease liabilities, net	266	296
TOTAL LIABILITIES (1)	39,398	45,886
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,739,814 and 10,759,721 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	110	110
Additional paid-in capital	94,602	94,719
Accumulated deficit	(40,668)	(40,571)
Total stockholders’ equity	54,044	54,258
Non-controlling interests	1,020	1,022
TOTAL EQUITY	55,064	55,280
TOTAL LIABILITIES AND EQUITY	$94,462	$101,166

(1)
As of June 30, 2020 and December 31, 2019, includes approximately $52.1 million and $49.4 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $21.1 million and $18.5 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 4. “Variable Interest Entities”.

See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Rental and reimbursements	$654	$939	$1,461	$1,883

Expense:
Operating and maintenance	359	586	809	856
General and administrative	443	396	848	795
Depreciation and amortization	301	378	602	755
Interest expense	66	130	237	319
	1,169	1,490	2,496	2,725
Operating loss	(515)	(551)	(1,035)	(842)

Other income (loss):
Equity in loss of unconsolidated joint ventures	—	(15)	—	(35)
Net gain on disposal of real estate	—	13	947	13
Loss before income taxes	(515)	(553)	(88)	(864)
Income taxes	(9)	(44)	(11)	(44)
Net loss	(524)	(597)	(99)	(908)
Net loss attributable to non-controlling interests	(10)	(12)	(2)	(19)
Net loss attributable to common stockholders	$(514)	$(585)	$(97)	$(889)

Loss per common share - basic and diluted	$(0.05)	$(0.05)	$(0.01)	$(0.08)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,739,729	10,839,065	10,749,464	10,850,842
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

Six Months Ended June 30, 2020 and 2019

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2019	10,759,721	$110	$94,719	$(40,571)	$54,258	$1,022	$55,280
Redemption of common shares	(19,907)	—	(117)	—	(117)	—	(117)
Net loss	—	—	—	(97)	(97)	(2)	(99)
BALANCE — June 30, 2020	10,739,814	$110	$94,602	$(40,668)	$54,044	$1,020	$55,064

BALANCE — December 31, 2018	10,863,299	$110	$95,336	$(38,546)	$56,900	$1,170	$58,070
Redemption of common shares	(62,158)	—	(375)	—	(375)	—	(375)
Quarterly distributions	—	—	—	(1,299)	(1,299)	(28)	(1,327)
Net loss	—	—	—	(889)	(889)	(19)	(908)
BALANCE — June 30, 2019	10,801,141	$110	$94,961	$(40,734)	$54,337	$1,123	$55,460

Three Months Ended June 30, 2020 and 2019

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — March 31, 2020	10,739,814	$110	$94,602	$(40,154)	$54,558	$1,030	$55,588
Net loss	—	—	—	(514)	(514)	(10)	(524)
BALANCE — June 30, 2020	10,739,814	$110	$94,602	$(40,668)	$54,044	$1,020	$55,064

BALANCE — March 31, 2019	10,842,444	$110	$95,210	$(39,501)	$55,819	$1,149	$56,968
Redemption of common shares	(41,303)	—	(249)	—	(249)	—	(249)
Quarterly distributions	—	—	—	(648)	(648)	(14)	(662)
Net loss	—	—	—	(585)	(585)	(12)	(597)
BALANCE — June 30, 2019	10,801,141	$110	$94,961	$(40,734)	$54,337	$1,123	$55,460
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(99)	$(908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net gain on disposal of real estate	(947)	(13)
Equity in loss of unconsolidated joint ventures	—	35
Straight-line rent	(50)	(50)
Amortization of deferred costs	237	315
Depreciation and amortization	602	755
Amortization of above and below-market leases	(26)	(10)
Provision for losses on tenant receivable	318	309
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(11)	(2)
Tenant receivables	(361)	63
Accounts payable and accrued expenses	(116)	(82)
Amounts due to affiliates	(72)	(18)
Other liabilities	(15)	(153)
Net cash provided by (used in) operating activities	(540)	241

Cash flows from investing activities:
Proceeds from the sale of real estate	9,920	13
Investment in properties under development and development costs	(4,779)	(1,674)
Improvements, capital expenditures, and leasing costs	(404)	(328)
Investments in unconsolidated joint ventures	—	(38)
Distributions from unconsolidated joint ventures	—	33
Net cash provided by (used in) investing activities	4,737	(1,994)

Cash flows from financing activities:
Redemption of common shares	(117)	(375)
Quarterly distributions	(220)	(1,331)
Proceeds from notes payable	2,922	14,811
Repayment of notes payable	(8,926)	(10,250)
Payment of loan fees from investments in consolidated variable interest entities	—	(443)
Payment of loan fees and financing costs	(6)	—
Net cash provided by (used in) financing activities	(6,347)	2,412

Net increase (decrease) in cash, cash equivalents and restricted cash	(2,150)	659
Cash, cash equivalents and restricted cash – beginning of period	7,241	3,347
Cash, cash equivalents and restricted cash – end of period	$5,091	$4,006

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$—	$662
Change in accrued liabilities capitalized to investment in development	(501)	128
Change to accrued mortgage note payable interest capitalized to investment in development	25	(11)
Amortization of deferred loan fees capitalized to investment in development	153	245
Changes in capital improvements, accrued but not paid	178	—
Cash paid for interest, net of amounts capitalized	5	29
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. Currently, the Company is externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2020. The current term of the Advisory Agreement terminates on August 9, 2021. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of June 30, 2020 and December 31, 2019, the Company owned 98.0% and 98.0%, respectively, of the limited partnership interests in the OP.
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
As of June 30, 2020, in addition to the development projects, the Company’s portfolio of properties was comprised of 7 properties with approximately 43,000 rentable square feet of retail space located in two states, as well as an improved land parcel. As of June 30, 2020, the rentable space at the Company’s retail properties was 79% leased.
COVID-19 Pandemic
Currently, one of the most significant risks and uncertainties facing the Company, the retail industry, the real estate industry and the economy generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants and business partners. Many of the Company’s tenants have requested rent deferral or rent abatement as a result of the pandemic. During the three months ended June 30, 2020, some of the tenants, that had requested rent relief, resumed paying full or partial rent. As such, the Company is unable to predict the full impact that the pandemic will have on its financial condition, results of operations and cash flows. The full extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Refer to Note 5, “Leases” for additional information.

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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2020 and December 31, 2019, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 4. “Variable Interest Entities” for additional information.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$4,295	$6,119
Restricted cash	796	1,122
Total cash, cash equivalents, and restricted cash	$5,091	$7,241

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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset, measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Adjustments resulting from adopting ASU 2016-13 shall be applied through a cumulative-effect adjustment to retained earnings. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates (“ASU 2019-10”). ASU 2019-10 extended the mandatory effective date for smaller reporting companies to beginning after December 15, 2022. The adoption of Financial Instruments - Credit Losses is not expected to have an impact on the Company’s condensed consolidated financial statements.

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
The Company’s condensed consolidated statements of operations include net operating income for the three and six months ended June 30, 2020 and 2019, related to Topaz Marketplace as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Income	$—	$99	$52	$181

Pro Forma Financial Information
The pro forma financial information below is based upon the Company’s historical condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, adjusted to give effect to the above sale transaction as if it had been completed at the beginning of 2020 and 2019, respectively. The pro forma financial information is presented for information purposes only, and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2020 and 2019, respectively, nor does it purport to represent results of operations for future periods (amounts in thousands, except per share amounts):

	(Pro Forma)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Rental and reimbursement revenues	$654	$700	$1,343	$1,426
Net loss	(522)	(697)	(149)	(142)
Net loss attributable to common stockholders	(513)	(664)	(147)	(120)

Net loss per share, attributable to common shares - basic and diluted	$(0.05)	$(0.06)	$(0.01)	$(0.01)

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
There were no assets classified as held for sale at June 30, 2020.

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
Through June 30, 2020, post the initial capital contributions, the Company made additional capital contributions totaling approximately $6.8 million and $7.0 million to the Sunset & Gardner Joint Venture and Wilshire Joint Venture, respectively.
The following reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30,	December 31,
	2020	2019
ASSETS
Properties under development and development costs:
Land	$25,851	$25,851
Buildings	546	554
Development costs	25,277	20,813
Properties under development and development costs	51,674	47,218
Cash, cash equivalents and restricted cash	330	2,154
Prepaid expenses and other assets, net	45	7
Lease intangibles, net	73	4
TOTAL ASSETS (1)	$52,122	$49,383

LIABILITIES
Notes payable, net (2)	$19,788	$16,713
Accounts payable and accrued expenses	1,276	1,702
Amounts due to affiliates	61	111
Other liabilities	25	5
TOTAL LIABILITIES	$21,150	$18,531

(1)	The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

(2)
As of June 30, 2020 and December 31, 2019, includes reclassification of approximately $0.3 million and $0.5 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the Wilshire Joint Venture is partially guaranteed by the Company, refer to Note 7, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.

5. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2020, the leases at the Company’s properties, excluding properties classified as held for sale, have remaining terms (excluding options to extend) of up to 14.3 years with a weighted-average remaining term (excluding options to extend) of approximately 7.7 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.1 million and $0.2 million as of June 30, 2020 and December 31, 2019, respectively.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table presents the components of income from real estate operations for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease income - operating leases	$553	$719	$1,189	$1,421
Variable lease income (1)	101	220	272	462
Rental and reimbursements income	$654	$939	$1,461	$1,883

(1)	Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.
During the three and six months ended June 30, 2020, certain of the Company’s tenants requested rent relief as a result of the COVID-19 pandemic. These tenants account for approximately 95% of the Company’s annualized rents. Not all tenant requests resulted in modified agreements nor did the Company forgo its contractual rights under its lease agreements. To date only a small percent of the requests for rent relief resulted in modified agreements, however the Company is reviewing requests on a case by case basis and continues to monitor and communicate with its commercial tenants to assess their needs and ability to make either full or partial rent payments.
As of June 30, 2020, approximately $0.4 million of rental income due and payable was outstanding. The Company collected approximately $45 thousand, or 12%, of the outstanding balance in July 2020. Additionally, approximately $50 thousand of rental income earned and recognized during the three months ended June 30, 2020, was deferred and is expected to be collected in future periods.
As of June 30, 2020, the future minimum rental income from the Company’s properties under non-cancelable operating leases, was as follows (amounts in thousands):

Remainder of 2020	$1,002
2021	2,036
2022	2,053
2023	2,078
2024	2,031
Thereafter	7,062
Total	$16,262

6. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of June 30, 2020 and December 31, 2019, the Company’s acquired lease intangibles and below-market lease liabilities, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Cost	$2,119	$2,084	$(449)	$(492)
Accumulated amortization	(756)	(763)	183	196
Total	$1,363	$1,321	$(266)	$(296)

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The Company’s amortization of lease intangibles and below-market lease liabilities for the three and six months ended June 30, 2020 and 2019, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended June 30,		Three Months Ended June 30,
	2020	2019	2020	2019
Amortization	$(62)	$(90)	$15	$16

	Lease Intangibles		Below-Market Lease Liabilities
	Six Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Amortization	$(126)	$(178)	$30	$32

7. NOTES PAYABLE, NET
Multi-Property Secured Financing
On December 24, 2019, the Company entered into a Loan Agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
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
As of June 30, 2020, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At June 30, 2020, the Company was in compliance with the covenants in effect as of that date.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The Company’s line of credit was a revolving credit facility with an initial maximum aggregate commitment of $30.0 million. Effective February 15, 2017, the Company’s line of credit was refinanced to increase the maximum aggregate commitment under the credit facility from $30.0 million to $60.0 million. Effective November 7, 2019, the Company elected to permanently reduce the maximum aggregate commitment under its line of credit from $60.0 million to $30.0 million. All other terms of the credit facility remained the same. Effective January 8, 2020, the Company elected to permanently reduce the maximum aggregate commitment under its line of credit from $30.0 million to $10.5 million. Other than changes to the line of credit’s maximum aggregate commitment, all other terms of the credit facility remained the same throughout the life of the credit facility. The credit facility matured on February 15, 2020.
Each loan made pursuant to the credit facility was either a LIBOR loan or a base rate loan, at the election of the Company, plus an applicable margin, as defined. Monthly payments were interest only with the entire principal balance and all outstanding interest due at maturity. The Company paid the lender an unused commitment fee, quarterly in arrears, which was accrued at 0.30% per annum, if the usage under the Company’s line of credit was less than or equal to 50% of the line of credit amount, and 0.20% per annum if the usage under the Company’s line of credit was greater than 50% of the line of credit amount. The Company was providing a guaranty of all of its obligations under the Company’s line of credit.
Loans Secured by Properties Under Development
On May 7, 2019, the Company refinanced and repaid its financing from Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of June 30, 2020, the Wilshire Construction Loan had a principal balance of approximately $11.4 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
On October 29, 2018, the Company entered into a loan agreement with Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and bears an interest rate of 6.9% per annum. The Sunset & Gardner Loan was scheduled to mature on October 31, 2019. The Company extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, with an interest rate of 6.5% per annum. The new maturity date is October 31, 2020. The Company negotiated an additional one year extension with the lender. Refer to footnote 13, “Subsequent Events” for additional information. The Sunset & Gardner Loan is secured by a first Deed of Trust on the Sunset & Gardner Property.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of June 30, 2020 (amounts in thousands):

Remainder of 2020	$8,700
2021	—
2022	11,417
2023	18,000
Total (1)	$38,117

(1)	Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $1.0 million deferred financing costs, net.
During the three months ended June 30, 2020, the Company incurred and expensed approximately $66 thousand of interest costs, which consisted of amortization of deferred financing costs. During the three months ended June 30, 2019, the Company incurred and expensed approximately $0.1 million of interest costs, which primarily consisted of amortization of deferred financing costs. Also during the three months ended June 30, 2020 and 2019, the Company incurred and capitalized approximately $0.6 million and $0.8 million, respectively, of interest expense related to the variable interest entities, which

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

included amortization of deferred financing costs of approximately $80 thousand and $0.2 million, respectively, for each period.
During the six months ended June 30, 2020, the Company incurred and expensed approximately $0.2 million of interest costs, which consisted of amortization of deferred financing costs. During the six months ended June 30, 2019, the Company incurred and expensed approximately $0.3 million of interest costs, which primarily consisted of amortization of deferred financing costs. Also during the six months ended June 30, 2020 and 2019, the Company incurred and capitalized approximately $1.2 million and $1.4 million, respectively, of interest expense related to the variable interest entities which included amortization of deferred financing costs of approximately $0.2 million and $0.2 million, respectively, for each period.
As of both June 30, 2020 and December 31, 2019, interest expense payable was approximately $0.2 million, including an amount related to the variable interest entities of approximately $0.1 million, for each period.
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
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at June 30, 2020.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For both the three and six months ended June 30, 2020 and 2019, the Company did not record any impairment losses.
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
The redemption price for shares that are redeemed is 100% of the Company’s most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or qualifying disability.
The SRP provides that any request to redeem less than $5,000 worth of shares will be treated as a request to redeem all of the stockholder’s shares. If the Company cannot honor all redemption requests received in a given quarter, all requests, including death and qualifying disability redemptions, will be honored on a pro rata basis. If the Company does not completely satisfy a redemption request in one quarter, it will treat the unsatisfied portion as a request for redemption in the next quarter when funds are available for redemption, unless the request is withdrawn. The Company may increase or decrease the amount

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

of funding available for redemptions under the SRP on ten business days’ notice to stockholders. Shares submitted for redemption during any quarter will be redeemed on the penultimate business day of such quarter. The record date for quarterly distributions has historically been and is expected to continue to be the last business day of each quarter; therefore, shares that are redeemed during any quarter are expected to be redeemed prior to the record date and thus would not be eligible to receive the distribution declared for such quarter.
In order to preserve cash in light of the uncertainty relating to the duration of shelter-in-place orders and the economic impact of COVID-19 on the Company, by unanimous written consent executed on April 21, 2020, the board of directors approved the suspension of the SRP, which offered redemption opportunities only in connection with a stockholder’s death or qualifying disability.
Under the SRP, the board of directors may amend, suspend, or terminate the SRP with 30 days’ notice to the Company’s stockholders. The Current Report on Form 8-K, filed on April 21, 2020 with the SEC, served as such required notice and therefore the suspension of the SRP became effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made until the board of directors approves the resumption of the SRP. During the suspension, the Company will continue to accept death and qualifying disability redemption filings from stockholders, but will not take any action with regard to those requests until the board of directors has elected to lift the suspension and provided the terms and conditions for any continuation of the SRP.
The following table summarizes share redemption activity during the three and six months ended June 30, 2020 and 2019 (amounts in thousands, except shares):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares of common stock redeemed	—	41,303	19,907	62,158
Purchase price	$—	$249	$117	$375

As stated above, cumulatively, through June 30, 2020, pursuant to the Original Share Redemption Program and the Amended and Restated SRP, the Company has redeemed 878,458 shares sold in the Offering and/or its dividend reinvestment plan for $6.2 million.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of June 30, 2020.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of June 30, 2020. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (amounts in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator - basic and diluted
Net loss	$(524)	$(597)	$(99)	$(908)
Net loss attributable to non-controlling interests	(10)	(12)	(2)	(19)
Net loss attributable to common shares	$(514)	$(585)	$(97)	$(889)
Denominator - basic and diluted
Basic weighted average common shares	10,739,729	10,839,065	10,749,464	10,850,842
Common Units (1)	—	—	—	—
Diluted weighted average common shares	10,739,729	10,839,065	10,749,464	10,850,842
Loss per common share - basic and diluted
Net loss attributable to common shares	$(0.05)	$(0.05)	$(0.01)	$(0.08)

(1)	The effect of 217,475 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
11. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor, which has been renewed for successive terms with a current expiration date of August 9, 2021. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Expensed	2020	2019	2020	2019	2020	2019
Asset management fees	$156	$160	$324	$317	$—	$—
Reimbursement of operating expenses	6	11	12	22	—	—
Property management fees	15	36	36	66	7	7
Disposition fees	—	—	157	—	—	—
Total	$177	$207	$529	$405	$7	$7

Capitalized
Acquisition fees	$3	$36	$9	$42	$—	$—
Leasing fees	61	—	100	—	—	—
Legal leasing fees	20	—	27	—	—	—
Construction management fees	62	—	128	—	61	111
Financing coordination fees	—	70	—	70	—	22
Total	$146	$106	$264	$112	$61	$133

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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

Reimbursement of Operating Expenses
The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which the Company’s total operating expenses (including the asset management fee described above) at the end of the four preceding fiscal quarters exceeded the greater of (1) 2% of its average invested assets (as defined in the Company’s Articles of Amendment and Restatement (the “Charter”)); or (2) 25% of its net income (as defined in the Charter) determined without reduction for any additions to depreciation, bad debts or other similar non-cash expenses and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Guideline”). The Advisor is required to reimburse the Company quarterly for any amounts by which total operating expenses exceed the 2%/25% Guideline in the previous expense year that the independent directors do not approve. The Company will not reimburse the Advisor for any of its personnel costs or other overhead costs except for customary reimbursements for personnel costs under property management agreements entered into between the OP and the Advisor or its affiliates. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of the 2%/25% Guideline if a majority of the independent directors determine that such excess expenses are justified based on unusual and non-recurring factors. Pursuant to an amendment to the Advisory Agreement entered on August 2, 2018, the board of directors, including a majority of the independent directors identified certain unusual and non-recurring factors that would justify reimbursement to the Advisor of amounts in excess of the 2%/25% Guidelines and confirmed that the Advisor would not be obligated to reimburse the Company for these excess amounts to the extent the excess was caused by such factors.
For the three months ended June 30, 2020 and 2019, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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
13. SUBSEQUENT EVENTS
On July 31, 2020, the Company extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, with an interest rate of 7.3% per annum. The new maturity date is October 31, 2021.
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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2020. The current term of the Advisory Agreement terminates on August 9, 2021. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.
Impact of COVID-19
On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments to institute quarantines, shelter-in-place rules and restrictions on travel, the types of business that may continue to operate, and the types of construction projects that may continue. California, where the majority of our properties are located, declared a state of emergency on March 4, 2020 and instituted a shelter-in-place order on March 19, 2020 to reduce the spread of COVID-19. On May 7, 2020, California moved into Stage 2 of its four-stage reopening roadmap, permitting certain sectors of the economy to reopen provided that there were significant safety measures in place. On June 12, 2020, California permitted businesses such as movie theaters, restaurants, wineries, bars, zoos, museums, gyms, fitness centers, hotels, cardrooms, racetracks, and campgrounds to re-open. On July 13, 2020, California re-instituted a state-wide closure on many types of businesses that were previously permitted to re-open such as indoor dining, bars, movie theaters, and museums.
COVID-19 and the efforts to contain its spread have significantly impacted the global economy, the U.S. economy, the economies of the local markets throughout California in which our properties are predominately located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and shelter-in-place or stay-at-home orders. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed, lifted or reinstated, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past. Due to this uncertainty, some of our tenants are experiencing hardships, as they are unable to operate at full capacity.
We believe that there is a reasonable risk that the COVID-19 outbreak could negatively impact our financial condition and results of operations, including but not limited to, declines in real estate rental revenues, the inability to sell certain properties at a favorable price, and a decrease in construction and leasing activity. The majority of our tenants have recently requested rent deferral or rent abatement as a result of the pandemic. These tenants account for approximately 95% of our annualized rents. To date only a small percent of the requests for rent relief resulted in modified agreements, however we are reviewing requests on a case by case basis and are continuing to monitor and communicate with our commercial tenants to assess their needs and ability to make either full or partial rent payments. In most cases, it is in our best interest to help our tenants remain in business and reopen when shelter-in-place orders or other mandated closures are lifted. If these tenants fail, finding replacement tenants may be costly and time-consuming. In addition, while the majority of our properties are fully leased as of June 30, 2020, we expect that the effects of the COVID-19 pandemic may impact our ability to lease up available commercial space at certain properties. For example, potential tenant interest in the Wilshire Property has slowed in light of the COVID-19 pandemic. As of June 30, 2020, we had approximately 8,900 square feet of vacant commercial space and no commercial lease expirations scheduled for the remainder of 2020.

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

•
We believe we have adequate cash and cash equivalents to service our debts and pay for our ongoing general and administrative expenses for the foreseeable future. As of June 30, 2020, we have approximately $4.3 million in cash and cash equivalents. In addition, we have approximately $0.8 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs). Furthermore, the Shops at Turkey Creek remain unencumbered by debt and is available for financing to provide us funds if needed.

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

•
We remain in compliance with all the terms of the Wilshire Construction Loan (as defined below), which matures on May 10, 2022 with the options to extend for two additional twelve-month periods, subject to certain conditions. Similarly, we remain in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2020. On July 31, 2020, we negotiated an extension to the maturity date of the Sunset & Gardner Loan. Refer to the Subsequent Events section for additional information.

•
To further preserve cash and liquidity, we suspended our Amended and Restated Share Redemption Program (the “SRP”), such suspension to be effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until our board of directors (the “Board”) approves the resumption of the SRP. During the suspension, we will continue to accept death and qualifying disability redemption filings from stockholders, but will not take any action with regard to those requests until the Board has elected to lift the suspension and provided the terms and conditions for any continuation of the program. In addition, on March 27, 2020, the board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020, and will reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to us. Dividend payments were not reinstated as of June 30, 2020.

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

Property Portfolio
As of June 30, 2020, our property portfolio included 7 retail properties, excluding a land parcel, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 43,000 square feet of multi-tenant, commercial retail space located in two states. We purchased our properties for an aggregate purchase price of approximately $39.6 million. As of June 30, 2020 approximately 79% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 7.7 years. As of December 31, 2019, approximately 90% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 6.8 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price (4)	Debt (5)
Property Name (1)	Location
Shops at Turkey Creek	Knoxville, TN	16,324	61%	$30.59	3/12/2012	$4,300	$—
400 Grove Street	San Francisco, CA	2,000	100%	63.04	6/14/2016	2,890	1,450
8 Octavia Street	San Francisco, CA	3,640	47%	61.56	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	84%	63.63	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	93.08	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	68.13	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,497	100%	68.80	1/11/2017	13,300	6,900
		43,053				$39,587	$18,000

(1)	List of properties does not include a residual parcel at Topaz Marketplace as of June 30, 2020.

(2)	Percentage is based on leased rentable square feet of each property as of June 30, 2020.

(3)
Effective rent per square foot is calculated by dividing the annualized June 2020 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4)	The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.

(5)
Debt represents the outstanding balance as of June 30, 2020, and excludes reclassification of approximately $0.7 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 7. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Properties Under Development
As of June 30, 2020, we had two properties under development. The properties are identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Wilshire Property	Santa Monica, CA	November, 2020	12,500	$11,417
Sunset & Gardner Property	Hollywood, CA	December, 2022	100,000	8,700
Total			112,500	$20,117

Results of Operations
Comparison of the three and six months ended June 30, 2020, versus the three and six months ended June 30, 2019.
The following table provides summary information about our results of operations for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
Rental revenue and reimbursements	$654	$939	$(285)	(30.4)%
Operating and maintenance expenses	359	586	(227)	(38.7)%
General and administrative expenses	443	396	47	11.9%
Depreciation and amortization expenses	301	378	(77)	(20.4)%
Interest expense	66	130	(64)	(49.2)%
Operating loss	(515)	(551)	36	(6.5)%
Other loss, net	—	(2)	2	(100.0)%
Income taxes	(9)	(44)	35	(79.5)%
Net loss	$(524)	$(597)	$73	(12.2)%

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
Rental revenue and reimbursements	$1,461	$1,883	$(422)	(22.4)%
Operating and maintenance expenses	809	856	(47)	(5.5)%
General and administrative expenses	848	795	53	6.7%
Depreciation and amortization expenses	602	755	(153)	(20.3)%
Interest expense	237	319	(82)	(25.7)%
Operating loss	(1,035)	(842)	(193)	22.9%
Other income (loss), net	947	(22)	969	(4,404.5)%
Income taxes	(11)	(44)	33	(75.0)%
Net loss	$(99)	$(908)	$809	(89.1)%
Our results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the three and six months ended June 30, 2020, compared to the same period in 2019, was primarily due to the sales of a significant portion of Topaz Marketplace in February 2020 as well as rent concessions provided to our tenants as a result of the COVID-19 pandemic.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three and six months ended June 30, 2020, when compared to the same period in 2019, consistent with the sale of Topaz Marketplace. Lower management fees and lower bad debt reserves also contributed to the decrease in operating and maintenance expenses.
General and administrative expenses
General and administrative expenses increased during the three and six months ended June 30, 2020, compared to the same period in 2019 primarily due to increased legal fees related to a previous contract to sell Shops at Turkey Creek. The buyer canceled the contract due to the uncertainty related to COVID-19.

Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the three and six months ended June 30, 2020, compared to the same period in 2019, primarily due to classification of Topaz Marketplace as held for sale during the three months ended September, 2019, and subsequent sale in February 2020.
Interest expense
Interest expense decreased during the three and six months ended June 30, 2020, compared to the same period in 2019, due to decreases in interest rates as well as decreases in debt balances as a result of using the proceeds from property disposition activities to repay debt. Additionally, decreased deferred loan fees amortization also contributed to a decrease in interest expense.
Other income (loss), net
Other loss, net for the three months ended June 30, 2019, primarily consisted of equity in loss resulting from our investment in unconsolidated joint ventures. There was no other income or loss during the three months ended June 30, 2020.
Other income (loss), net for the six months ended June 30, 2020, consisted of gain on sale of Topaz Marketplace. Other income (loss), net for the six months ended June 30, 2019, primarily consisted of equity in loss resulting from our investment in unconsolidated joint ventures.
Income Taxes
Income taxes for the three and six months ended June 30, 2020 and 2019, consisted of various state tax payments.
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
As of June 30, 2020, our cash and cash equivalents were approximately $4.3 million and we had $0.8 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2020 and December 31, 2019, our borrowings were approximately 66.0% and 75.1%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change
Net cash provided by (used in):
Operating activities	$(540)	$241	$(781)
Investing activities	4,737	(1,994)	6,731
Financing activities	(6,347)	2,412	(8,759)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(2,150)	$659

Cash Flows from Operating Activities
The decrease in cash flows from operating activities was primarily due to lower operating income during the six months ended June 30, 2020 as compared to the same period in 2019, which resulted from sale of Topaz Marketplace during the three months ended March 31, 2020, as well as increased accounts receivable and rent deferral balances resulting from the COVID-19 pandemic.
Cash Flows from Investing Activities
Cash flows provided by investing activities during the six months ended June 30, 2020 primarily consisted of approximately $9.9 million of proceeds from sale of Topaz Marketplace. These were partially offset by our aggregate additional $4.8 million investment in the Wilshire and Sunset and Gardner Joint Ventures.
Cash flows used in investing activities during the six months ended June 30, 2019, primarily consisted of our aggregate additional $1.7 million investment in the Wilshire and Sunset and Gardner Joint Ventures.
Cash Flows from Financing Activities
Cash flows used by financing activities during the six months ended June 30, 2020, primarily consisted of approximately $8.9 million in repayments of our line of credit. This was partially offset by approximately $2.9 million from construction loan proceeds.
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
Recent Financing Transactions
Multi-Property Secured Financing
On December 24,2019, we entered into a Loan Agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
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
As of June 30, 2020, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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
Loans Secured by Properties Under Development
On May 7, 2019, we refinanced and repaid our financing with Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of June 30, 2020, the Wilshire Construction Loan had a principal balance of approximately $11.4 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Construction Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
On October 29, 2018, we entered into a loan agreement with Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and bears an interest rate of 6.9% per annum. The Sunset & Gardner Loan was scheduled to mature on October 31, 2019. We extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, with an interest rate of 6.5% per annum. The new maturity date is October 31, 2020. We negotiated an additional one year extension with the lender. Refer to the Subsequent Events section for additional information. The Sunset & Gardner Loan is secured by a first Deed of Trust on the property.
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
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the six months ended June 30, 2020 and 2019, our total operating expenses did not exceed the 2%/25% Guidelines.

On August 2, 2018, we entered into the Sixth Amendment to the Advisory Agreement. The Advisory Agreement Amendment provides that the Advisor shall not be required to reimburse to us any operating expenses incurred during a given period that exceed the applicable limit on “Total Operating Expenses” (as defined in the Advisory Agreement) to the extent that such excess operating expenses are incurred as a result of certain unusual and non-recurring factors approved by our board of directors, including some related to the execution of our investment strategy as directed by our board of directors. These provisions were also included in the Eighth Amendment to the Advisory Agreement entered into July 30, 2020.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of June 30, 2020
The following table set forth the quarterly distributions declared to our common stockholders and Common Unit holders for the year ended 2019 (amounts in thousands, except per share amounts):

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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO	2020	2019	2020	2019
Net loss	$(524)	$(597)	$(99)	$(908)
Adjustments:
Gain on disposal of assets	—	(13)	(947)	(13)
Adjustment to reflect FFO of unconsolidated joint ventures	—	100	—	178
Depreciation of real estate	241	299	481	598
Amortization of in-place leases and leasing costs	60	79	121	157
FFO attributable to common shares and Common Units (1)	$(223)	$(132)	$(444)	$12

FFO per share and Common Unit (1)	$(0.02)	$(0.01)	$(0.04)	$—

Weighted average common shares and units outstanding (1)	10,957,204	11,074,259	10,966,939	11,086,036

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
Subsequent Events
On July 31, 2020, we extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, with an interest rate of 7.3% per annum. The new maturity date is October 31, 2021.
We evaluate subsequent events up until the date the condensed consolidated financial statements are issued.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.
Share Redemption Program
On April 1, 2015, our board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013) and adopted an Amended and Restated Share Redemption Program (the “SRP”). Under the SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase by us. Under the current SRP, as amended to date, the number of shares to be redeemed is limited to the lesser of (i) a total of $3.5 million for redemptions sought upon a stockholder’s death and a total of $1.0 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted-average number of shares of our common stock outstanding during the prior calendar year. Share repurchases pursuant to the SRP are made at our sole discretion. We reserve the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the SRP.
The redemption price for shares that are redeemed is 100% of our most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or qualifying disability.
The SRP provides that any request to redeem less than $5,000 worth of shares will be treated as a request to redeem all of the stockholder’s shares. If we cannot honor all redemption requests received in a given quarter, all requests, including death and qualifying disability redemptions, will be honored on a pro rata basis. If we do not completely satisfy a redemption request in one quarter, we will treat the unsatisfied portion as a request for redemption in the next quarter when funds are available for redemption, unless the request is withdrawn. We may increase or decrease the amount of funding available for redemptions under the SRP on ten business days’ notice to stockholders. Shares submitted for redemption during any quarter will be redeemed on the penultimate business day of such quarter. The record date for quarterly distributions has historically been and is expected to continue to be the last business day of each quarter; therefore, shares that are redeemed during any quarter are expected to be redeemed prior to the record date and thus would not be eligible to receive the distribution declared for such quarter.
On August 8, 2019, our board of directors approved an additional $0.3 million of funds for the redemption of shares in connection with the death of a stockholder and $0.2 million of funds for redemption of shares in connection with the qualifying disability of a stockholder.
In order to preserve cash in light of the uncertainty relating to the duration of shelter-in-place orders and the economic impact of COVID-19 on the Company, by unanimous written consent executed on April 21, 2020, the Board approved the suspension of the SRP, which offered redemption opportunities only in connection with a stockholder’s death or qualifying disability.
Under the SRP, the Board may amend, suspend, or terminate the SRP with 30 days’ notice to our stockholders. The Current Report on Form 8-K, filed on April 21, 2020 with the SEC, served as such required notice and therefore the suspension of the SRP became effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made until the board of directors approves the resumption of the SRP. During the suspension, we will continue to accept death and qualifying disability redemption filings from stockholders, but will not take any action with regard to those requests until the board of directors has elected to lift the suspension and provided the terms and conditions for any continuation of the SRP.
During the quarter ended June 30, 2020, we did not redeem shares. Cumulatively, through June 30, 2020, we have redeemed 878,458 shares for $6.2 million. We had no unfulfilled redemption requests during the quarter ended June 30, 2020.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As of the three months ended June 30, 2020, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2020.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ M. Bradley Kettmann
M. Bradley Kettmann
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

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