Form 10-Q
period 2020-09-30
Strategic Realty Trust, Inc.
filed 2020-11-06
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 4, 2020, there were 10,739,814 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2019, as filed with the SEC on March 18, 2020 (the “2019 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Investments in real estate
Land	$26,817	$13,536
Building and improvements	38,825	23,732
Tenant improvements	2,215	1,264
	67,857	38,532
Accumulated depreciation	(4,113)	(3,308)
Investments in real estate, net	63,744	35,224
Properties under development and development costs
Land	12,958	25,851
Buildings	—	554
Development costs	10,887	20,813
Properties under development and development costs	23,845	47,218
Cash, cash equivalents and restricted cash	3,847	7,241
Prepaid expenses and other assets, net	144	114
Tenant receivables, net of $258 and $14 bad debt reserve	864	727
Lease intangibles, net	1,324	1,321
Assets held for sale	—	9,216
Deferred financing costs, net	—	105
TOTAL ASSETS (1)	$93,768	$101,166
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$37,704	$33,927
Accounts payable and accrued expenses	1,399	2,404
Amounts due to affiliates	17	140
Other liabilities	297	180
Liabilities related to assets held for sale	—	8,939
Below-market lease liabilities, net	255	296
TOTAL LIABILITIES (1)	39,672	45,886
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,739,814 and 10,759,721 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	110	110
Additional paid-in capital	94,602	94,719
Accumulated deficit	(41,617)	(40,571)
Total stockholders’ equity	53,095	54,258
Non-controlling interests	1,001	1,022
TOTAL EQUITY	54,096	55,280
TOTAL LIABILITIES AND EQUITY	$93,768	$101,166
(1)As of September 30, 2020 and December 31, 2019, includes approximately $52.9 million and $49.4 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $21.2 million and $18.5 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 4. “Variable Interest Entities”.
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Rental and reimbursements	$529	$949	$1,990	$2,832

Expense:
Operating and maintenance	455	327	1,264	1,183
General and administrative	392	444	1,240	1,239
Depreciation and amortization	386	331	988	1,086
Interest expense	230	162	467	481
	1,463	1,264	3,959	3,989
Operating loss	(934)	(315)	(1,969)	(1,157)

Other income (loss):
Equity in loss of unconsolidated joint ventures	—	(14)	—	(49)
Net gain on disposal of real estate	—	—	947	13
Loss before income taxes	(934)	(329)	(1,022)	(1,193)
Income taxes	(34)	—	(45)	(44)
Net loss(1)	(968)	(329)	(1,067)	(1,237)
Net loss attributable to non-controlling interests	(19)	(7)	(21)	(26)
Net loss attributable to common stockholders	$(949)	$(322)	$(1,046)	$(1,211)

Loss per common share - basic and diluted	$(0.09)	$(0.03)	$(0.10)	$(0.11)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,739,729	10,800,467	10,746,195	10,833,866
(1)For the three and nine months ended September 30, 2020, includes approximately $0.3 million, respectively, of net loss related to consolidated variable interest entities. Refer to Note 4. “Variable Interest Entities”.
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

Nine Months Ended September 30, 2020 and 2019

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2019	10,759,721	$110	$94,719	$(40,571)	$54,258	$1,022	$55,280
Redemption of common shares	(19,907)	—	(117)	—	(117)	—	(117)
Net loss	—	—	—	(1,046)	(1,046)	(21)	(1,067)
BALANCE — September 30, 2020	10,739,814	$110	$94,602	$(41,617)	$53,095	$1,001	$54,096

BALANCE — December 31, 2018	10,863,299	$110	$95,336	$(38,546)	$56,900	$1,170	$58,070
Conversion of OP units to common shares	17,719	—	105	—	105	(105)	—
Redemption of common shares	(106,982)	—	(638)	—	(638)	—	(638)
Quarterly distributions	—	—	—	(1,945)	(1,945)	(41)	(1,986)
Net loss	—	—	—	(1,211)	(1,211)	(26)	(1,237)
BALANCE — September 30, 2019	10,774,036	$110	$94,803	$(41,702)	$53,211	$998	$54,209

Three Months Ended September 30, 2020 and 2019

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — June 30, 2020	10,739,814	$110	$94,602	$(40,668)	$54,044	$1,020	$55,064
Net loss	—	—	—	(949)	(949)	(19)	(968)
BALANCE — September 30, 2020	10,739,814	$110	$94,602	$(41,617)	$53,095	$1,001	$54,096

BALANCE — June 30, 2019	10,801,141	$110	$94,961	$(40,734)	$54,337	$1,123	$55,460
Conversion of OP units to common shares	17,719	—	105	—	105	(105)	—
Redemption of common shares	(44,824)	—	(263)	—	(263)	—	(263)
Quarterly distributions	—	—	—	(646)	(646)	(13)	(659)
Net loss	—	—	—	(322)	(322)	(7)	(329)
BALANCE — September 30, 2019	10,774,036	$110	$94,803	$(41,702)	$53,211	$998	$54,209
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,067)	$(1,237)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net gain on disposal of real estate	(947)	(13)
Equity in loss of unconsolidated joint ventures	—	49
Straight-line rent	110	(70)
Amortization of deferred costs	328	473
Depreciation and amortization	988	1,086
Amortization of above and below-market leases	(34)	(16)
Provision for losses on tenant receivable	416	293
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(30)	(14)
Tenant receivables	(658)	90
Accounts payable and accrued expenses	(1,610)	155
Amounts due to affiliates	(123)	(21)
Other liabilities	117	(145)
Net cash provided by (used in) operating activities	(2,510)	630

Cash flows from investing activities:
Proceeds from the sale of real estate	9,920	13
Investment in properties under development and development costs	(4,156)	(3,225)
Improvements, capital expenditures, and leasing costs	(730)	(592)
Investments in unconsolidated joint ventures	—	(38)
Distributions from unconsolidated joint ventures	—	33
Net cash provided by (used in) investing activities	5,034	(3,809)

Cash flows from financing activities:
Redemption of common shares	(117)	(638)
Quarterly distributions	(220)	(1,993)
Proceeds from notes payable	3,525	18,635
Repayment of notes payable	(8,926)	(11,835)
Payment of loan fees from investments in consolidated variable interest entities	(174)	(617)
Payment of loan fees and financing costs	(6)	—
Net cash provided by (used in) financing activities	(5,918)	3,552

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,394)	373
Cash, cash equivalents and restricted cash – beginning of period	7,241	3,347
Cash, cash equivalents and restricted cash – end of period	$3,847	$3,720

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$—	$659
Change in accrued liabilities capitalized to investment in development	(725)	85
Change to accrued mortgage note payable interest capitalized to investment in development	—	(10)
Amortization of deferred loan fees capitalized to investment in development	208	328
Conversion of OP units to common shares	—	105
Changes in capital improvements, accrued but not paid	100	—
Cash paid for interest, net of amounts capitalized	144	33
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. Currently, the Company is externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2021. The current term of the Advisory Agreement terminates on August 9, 2021. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of September 30, 2020 and December 31, 2019, the Company owned 98.0% of the limited partnership interests in the OP.
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
The Company invests in and manages a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets. The Company has invested directly, and indirectly through joint ventures, in a portfolio of income-producing retail properties located throughout the United States, with a focus on grocery anchored multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. During the first quarter of 2016, the Company invested, through joint ventures, in two significant retail projects under development. During the third quarter of 2020, construction of one of the development projects was substantially completed. As of September 30, 2020, this property had approximately 12,000 rentable square feet of retail space, which was 61% leased.
As of September 30, 2020, in addition to one development project and the property recently placed in service, the Company’s portfolio of wholly-owned properties was comprised of 7 properties with approximately 43,000 rentable square feet of retail space located in two states, as well as an improved land parcel. As of September 30, 2020, the rentable space at the Company’s retail properties was 79% leased.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
COVID-19 Pandemic
Currently, one of the most significant risks and uncertainties facing the Company, the retail industry, the real estate industry and the economy generally is the potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants and business partners. Many of the Company’s tenants have requested rent deferral or rent abatement as a result of the pandemic. During the three and nine months ended September 30, 2020, some of the tenants, that had requested rent relief, resumed paying full or partial rent, as some restrictions have been partially lifted. As such, the Company is unable to predict the full impact that the pandemic will have on its financial condition, results of operations and cash flows. The full extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Refer to Note 5, “Leases” for additional information.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2020 and December 31, 2019, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 4. “Variable Interest Entities” for additional information.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$2,877	$6,119
Restricted cash	970	1,122
Total cash, cash equivalents, and restricted cash	$3,847	$7,241
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
The Company’s condensed consolidated statements of operations include net operating income for the three and nine months ended September 30, 2020 and September 30, 2019, related to Topaz Marketplace as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating income (loss)	$34	$175	$(17)	$356
Pro Forma Financial Information
The pro forma financial information below is based upon the Company’s historical condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, adjusted to give effect to the above sale transaction as if it had been completed at the beginning of 2020 and 2019, respectively. The pro forma financial information is presented for information purposes only, and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2020 and 2019, respectively, nor does it purport to represent results of operations for future periods (amounts in thousands, except per share amounts):

	(Pro Forma)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Rental and reimbursement revenues	$529	$691	$1,872	$2,117
Net loss	(935)	(504)	(1,083)	(646)
Net loss attributable to common stockholders	$(916)	$(511)	$(1,062)	$(632)

Net loss per share, attributable to common shares - basic and diluted	$(0.09)	$(0.05)	$(0.10)	$(0.06)

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
There were no assets classified as held for sale at September 30, 2020.
4. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Sunset & Gardner Joint Venture (formerly known as Gelson’s Joint Venture) and (ii) the 3032 Wilshire Joint Venture. The Company has consolidated the accounts of these variable interest entities.
Through September 30, 2020, post the initial capital contributions, the Company made additional capital contributions totaling approximately $7.1 million and $7.4 million to the Sunset & Gardner Joint Venture and Wilshire Joint Venture, respectively.
The following table reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30,	December 31,
	2020	2019
ASSETS
Investments in real estate
Land	$13,026	$—
Building and improvements	15,053	—
Tenant improvements	515	—
	28,594	—
Accumulated depreciation	(84)	—
Investments in real estate, net	28,510	—
Properties under development and development costs:
Land	12,958	25,851
Buildings	—	554
Development costs	10,887	20,813
Properties under development and development costs	23,845	47,218
Cash, cash equivalents and restricted cash	386	2,154
Prepaid expenses and other assets, net	17	7
Other receivables, net	35	—
Lease intangibles, net	73	4
TOTAL ASSETS (1)	$52,866	$49,383

LIABILITIES
Notes payable, net (2)	$20,297	$16,713
Accounts payable and accrued expenses	847	1,702
Amounts due to affiliates	8	111
Other liabilities	35	5
TOTAL LIABILITIES	$21,187	$18,531

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
(1)The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.
(2)As of September 30, 2020 and December 31, 2019, includes reclassification of approximately $0.4 million and $0.5 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the Wilshire Joint Venture is partially guaranteed by the Company, refer to Note 7, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.
During the three months ended September 30, 2020, construction of the Wilshire Property was substantially completed. The following table reflects the results of operations of the Wilshire Property, which were consolidated by the Company, during the three and nine months ended September 30, 2020 (amounts in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Rental revenue and reimbursements	$—	$—
Operating and maintenance expenses	40	40
General and administrative expenses	1	1
Depreciation and amortization expenses	84	84
Interest expense	135	135
Operating loss	(260)	(260)
Other loss, net	—	—
Net loss	$(260)	$(260)
5. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2020, the leases at the Company’s properties, excluding properties classified as held for sale, have remaining terms (excluding options to extend) of up to 14.1 years with a weighted-average remaining term (excluding options to extend) of approximately 7.6 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.1 million and $0.2 million as of September 30, 2020 and December 31, 2019, respectively.
The following table presents the components of income from real estate operations for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease income - operating leases	$351	$722	$1,540	$2,143
Variable lease income (1)	178	227	450	689
Rental and reimbursements income	$529	$949	$1,990	$2,832
(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
During the three and nine months ended September 30, 2020, certain of the Company’s tenants requested rent relief as a result of the COVID-19 pandemic. These tenants accounted for approximately 95% of the Company’s annualized rents. Not all tenant requests resulted in modified agreements nor did the Company forgo its contractual rights under its lease agreements. The Company is reviewing requests on a case by case basis and continues to monitor and communicate with its commercial tenants to assess their needs and ability to make either full or partial rent payments. Lease modifications terms ranged between lease term extensions, application of security deposits, temporary deferral of some or all of the base rent, partial rent forgiveness and abatement, as well as the inclusion of new percentage rent clauses. Temporary deferrals resulted in increased receivable balances, with continued recognition of revenue during the deferral period. Lease term extensions with partial rent forgiveness and/or abatement, resulted in adjustments to the amount of revenue recognized on a straight-line basis.
As of September 30, 2020, approximately $0.5 million of rental income due and payable was outstanding. The Company collected approximately $50 thousand, or 10%, of the outstanding balance in October 2020. Additionally, approximately $66 thousand of rental income earned and recognized during the three and nine months ended September 30, 2020, was deferred and is expected to be collected in future periods.
As of September 30, 2020, the future minimum rental income from the Company’s properties under non-cancelable operating leases, was as follows (amounts in thousands):

Remainder of 2020	$457
2021	1,993
2022	2,053
2023	2,078
2024	2,100
Thereafter	7,529
Total	$16,210
6. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of September 30, 2020 and December 31, 2019, the Company’s acquired lease intangibles and below-market lease liabilities, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Cost	$2,017	$2,084	$(388)	$(492)
Accumulated amortization	(693)	(763)	133	196
Total	$1,324	$1,321	$(255)	$(296)
The Company’s amortization of lease intangibles and below-market lease liabilities for the three and nine months ended September 30, 2020 and 2019, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended September 30,		Three Months Ended September 30,
	2020	2019	2020	2019
Amortization	$(63)	$(80)	$11	$15

	Lease Intangibles		Below-Market Lease Liabilities
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Amortization	$(188)	$(258)	$41	$47

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
As of September 30, 2020, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At September 30, 2020, the Company was in compliance with the loan requirements in effect as of that date.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
Loans Secured by Properties
On May 7, 2019, the Company refinanced and repaid its financing from Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of September 30, 2020, the Wilshire Construction Loan had a principal balance of approximately $12.0 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
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
Loans Secured by Properties Under Development
On October 29, 2018, the Company entered into a loan agreement with Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and had an interest rate of 6.9% per annum. The original Sunset & Gardner Loan agreement matured on October 31, 2019. The Company extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, with an interest rate of 6.5% per annum. On July 31, 2020, the Company extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, with an interest rate of 7.3% per annum. The new maturity date is October 31, 2021. The Sunset & Gardner Loan is secured by a first Deed of Trust on the Sunset & Gardner Property.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of September 30, 2020 (amounts in thousands):

Remainder of 2020	$—
2021	8,700
2022	12,020
2023	18,000
Total (1)	$38,720
(1)Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $1.0 million deferred financing costs, net.
During the three months ended September 30, 2020, the Company incurred and expensed approximately $0.2 million of interest costs, which included the amortization of deferred financing costs of approximately $0.1 million. During the three months ended September 30, 2019, the Company incurred and expensed approximately $0.2 million of interest costs, which primarily consisted of amortization of deferred financing costs. Also during the three months ended September 30, 2020 and September 30, 2019, the Company incurred and capitalized approximately $0.5 million and $0.7 million, respectively, of interest expense related to the variable interest entities, which included amortization of deferred financing costs of approximately $56 thousand and $0.1 million, respectively, for each period.
During the nine months ended September 30, 2020, the Company incurred and expensed approximately $0.5 million of interest costs, which included the amortization of deferred financing costs of approximately $0.3 million. During the nine months ended September 30, 2019, the Company incurred and expensed approximately $0.5 million of interest costs, which primarily consisted of amortization of deferred financing costs. Also during the nine months ended September 30, 2020 and September 30, 2019, the Company incurred and capitalized approximately $1.7 million and $2.1 million, respectively, of interest expense related to the variable interest entities which included amortization of deferred financing costs of approximately $0.2 million and $0.3 million, respectively, for each period.
As of both September 30, 2020 and December 31, 2019, interest expense payable was approximately $0.2 million, including an amount related to the variable interest entities of approximately $0.1 million, for each period.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
8. FAIR VALUE DISCLOSURES
Certain financial assets and liabilities are measured at fair value on a recurring basis. The Company determines fair value using the following hierarchy:
•Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•Level 3: prices or valuation techniques where little or no market data is available for inputs that are significant to the fair value measurement.
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at September 30, 2020.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For both the three and nine months ended September 30, 2020 and September 30, 2019, the Company did not record any impairment losses.
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
The following table summarizes share redemption activity during the three and nine months ended September 30, 2020 and 2019 (amounts in thousands, except shares):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares of common stock redeemed	—	44,824	19,907	106,982
Purchase price	$—	$263	$117	$638
As stated above, cumulatively, through September 30, 2020, pursuant to the Original Share Redemption Program and the Amended and Restated SRP, the Company has redeemed 878,458 shares sold in the Offering and/or its dividend reinvestment plan for $6.2 million.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of September 30, 2020.
The following table set forth the quarterly distributions declared to the Company’s common stockholders and Common Unit holders for the year ended December 31, 2019 (amounts in thousands, except per share amounts):

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

10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of September 30, 2020. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator - basic and diluted
Net loss	$(968)	$(329)	$(1,067)	$(1,237)
Net loss attributable to non-controlling interests	(19)	(7)	(21)	(26)
Net loss attributable to common shares	$(949)	$(322)	$(1,046)	$(1,211)
Denominator - basic and diluted
Basic weighted average common shares	10,739,729	10,800,467	10,746,195	10,833,866
Common Units (1)	—	—	—	—
Diluted weighted average common shares	10,739,729	10,800,467	10,746,195	10,833,866
Loss per common share - basic and diluted
Net loss attributable to common shares	$(0.09)	$(0.03)	$(0.10)	$(0.11)
(1)The effect of 217,475 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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
Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Expensed	2020	2019	2020	2019	2020	2019
Asset management fees	$158	$164	$481	$480	$—	$—
Reimbursement of operating expenses	6	8	17	30	—	—
Property management fees	22	38	58	104	9	7
Disposition fees	—	—	157	—	—	—
Total	$186	$210	$713	$614	$9	$7

Capitalized
Acquisition fees	$7	$2	$16	$44	$—	$—
Leasing fees	13	—	113	—	—	—
Legal leasing fees	10	—	38	—	—	—
Construction management fees	8	18	136	18	8	111
Financing coordination fees	44	87	44	157	—	22
Total	$82	$107	$347	$219	$8	$133

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
For the nine months ended September 30, 2020 and September 30, 2019, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
Property Management Fees
Under the property management agreements between the Company and Glenborough, Glenborough is entitled to receive property management fees calculated at a maximum of up to 4% of the properties’ gross revenue. The property management agreements with Glenborough have been renewed for an additional 12 months, beginning on August 10, 2020. Property management agreements with Glenborough automatically renew every year, unless expressly terminated.
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic, or any future pandemic, epidemic or outbreak of infectious disease, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market and the global economy and financial markets.
•Our executive officers and certain other key real estate professionals are also officers, directors, managers, key professionals and/or holders of a direct or indirect controlling interest in our advisor. As a result, they face conflicts of interest, including conflicts created by our advisor’s compensation arrangements with us and conflicts in allocating time among us and other programs and business activities.
•We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to continue to acquire real properties or other real estate-related assets, fund or expand our operations and pay distributions to our stockholders will be adversely affected.
•We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service and our ability to pay distributions to our stockholders.
•A significant portion of our assets are concentrated in one state and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market could affect our operating results and our ability to pay distributions to our stockholders.
•Our current and future investments in real estate and other real estate-related investments may be affected by unfavorable real estate market and general economic conditions, which could decrease the value of those assets and reduce the investment return to our stockholders. Revenues from our properties could decrease. Such events would make it more difficult for us to meet our debt service obligations and limit our ability to pay distributions to our stockholders.
•Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of LIBOR or other indices. Increases in these indices could increase the amount of our debt payments and limit our ability to pay distributions to our stockholders.
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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2021. The current term of the Advisory Agreement terminates on August 9, 2021. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties.
Impact of COVID-19
On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments to institute quarantines, shelter-in-place rules and restrictions on travel, the types of business that may continue to operate, and the types of construction projects that may continue. California, where the majority of our properties are located, declared a state of emergency on March 4, 2020 and instituted a shelter-in-place order on March 19, 2020 to reduce the spread of COVID-19. On May 7, 2020, California moved into Stage 2 of its four-stage reopening roadmap, permitting certain sectors of the economy to reopen provided that there were significant safety measures in place. On June 12, 2020, California permitted businesses such as movie theaters, restaurants, wineries, bars, zoos, museums, gyms, fitness centers, hotels, cardrooms, racetracks, and campgrounds to re-open. On July 13, 2020, California re-instituted a state-wide closure on many types of businesses that were previously permitted to re-open such as indoor dining, bars, movie theaters, and museums. In August 2020, California moved to a four-tier, color-coded system assigning every county to a tier based on its test positivity and adjusted case rate. San Francisco County, where a number of our properties are located, was assigned a “moderate” tier in September 2020, which allows for some indoor business operations to open with modifications. Los Angeles County remains in the “widespread” tier, requiring many non-essential indoors business operations to stay closed.
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
We believe that the COVID-19 outbreak has and could continue to negatively impact our financial condition and results of operations, including but not limited to, declines in real estate rental revenues, the inability to sell certain properties at a favorable price, and a decrease in construction and leasing activity. The majority of our tenants have requested rent deferral or rent abatement as a result of the pandemic. These tenants account for approximately 95% of our annualized rents. Lease modifications terms ranged between lease term extensions, application of security deposits, temporary deferral of some or all of the base rent, partial rent forgiveness and abatement, as well as the inclusion of new percentage rent clauses. We are reviewing requests on a case by case basis and are continuing to monitor and communicate with our commercial tenants to assess their needs and ability to make either full or partial rent payments. In most cases, it is in our best interest to help our tenants remain in business and reopen when shelter-in-place orders or other mandated closures are lifted. If these tenants fail, finding replacement tenants may be costly and time-consuming. In addition, while the majority of our properties are fully leased as of September 30, 2020, we expect that the effects of the COVID-19 pandemic may impact our ability to lease up available commercial space at certain properties. For example, potential tenant interest in the Wilshire Property has slowed in light of the

COVID-19 pandemic. As of September 30, 2020, we had approximately 8,900 square feet of vacant commercial space and no commercial lease expirations scheduled for the remainder of 2020.
To mitigate the impact of COVID-19 on our operations and liquidity, we have taken a number of proactive measures, which include the following:
•Our Advisor has been able to transition all employees and operations to a remote work environment, beginning on March 16, 2020, and we have been fortunate that our operations have continued successfully during these difficult times.
•We are in constant communication with our tenants and are assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
•We believe we have adequate cash and cash equivalents to service our debts and pay for our ongoing general and administrative expenses for the foreseeable future. As of September 30, 2020, we have approximately $2.9 million in cash and cash equivalents. In addition, we have approximately $1.0 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs). Furthermore, the Shops at Turkey Creek remain unencumbered by debt and is available for financing to provide us funds, if needed.
•We fully paid off the revolving line of credit with the SRT Loan (as defined below) from PFP Holding Company, LLC (the “SRT Lender”). The SRT Loan is secured by six of our core urban properties in Los Angeles and San Francisco. The SRT Loan does not have the sort of restrictive covenants and ongoing debt coverage ratios that could trigger a default caused by tenants not paying rent or seeking rent relief (unlike the former line of credit).
•We remain in compliance with all the terms of the Wilshire Construction Loan (as defined below), which matures on May 10, 2022 with the options to extend for two additional twelve-month periods, subject to certain conditions. Similarly, we remain in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2021.
•To further preserve cash and liquidity, we suspended our Amended and Restated Share Redemption Program (the “SRP”), such suspension to be effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until our board of directors (the “Board”) approves the resumption of the SRP. During the suspension, we will continue to accept death and qualifying disability redemption filings from stockholders, but will not take any action with regard to those requests until the Board has elected to lift the suspension and provided the terms and conditions for any continuation of the program. In addition, on March 27, 2020, the board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020, and will reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to us. Dividend payments were not reinstated as of September 30, 2020.
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

Property Portfolio
As of September 30, 2020, our wholly-owned property portfolio included 7 retail properties, excluding a land parcel, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 43,000 square feet of multi-tenant, commercial retail space located in two states. We purchased our properties for an aggregate purchase price of approximately $39.6 million. As of September 30, 2020 approximately 79% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 7.6 years. As of December 31, 2019, approximately 90% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 6.8 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price (4)	Debt (5)
Property Name (1)	Location
Wholly-owned Real Estate Investments
Shops at Turkey Creek	Knoxville, TN	16,324	61%	$30.59	3/12/2012	$4,300	$—
400 Grove Street	San Francisco, CA	2,000	100%	63.04	6/14/2016	2,890	1,450
8 Octavia Street	San Francisco, CA	3,640	47%	61.56	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	84%	61.79	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	93.08	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	68.13	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,497	100%	68.80	1/11/2017	13,300	6,900
		43,053				39,587	18,000

Real Estate Investments owned through Joint Ventures
Wilshire Property	Santa Monica, CA	11,956	61%		3/8/2016	13,500	12,020
		55,009				$53,087	$30,020
(1)List of properties does not include a residual parcel at Topaz Marketplace as of September 30, 2020.
(2)Percentage is based on leased rentable square feet of each property as of September 30, 2020.
(3)Effective rent per square foot is calculated by dividing the annualized September 30, 2020 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries. Effective rent per square foot not provided for Wilshire Property, as tenants have not taken possession as of September 30, 2020.
(4)The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.
(5)Debt represents the outstanding balance as of September 30, 2020, and excludes reclassification of approximately $0.8 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 7. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Properties Under Development
During the three months ended September 30, 2020, construction of the Wilshire Property was substantially completed.
As of September 30, 2020, we had one property under development. The property is identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Sunset & Gardner Property	Hollywood, CA	December, 2022	100,000	$8,700

Results of Operations
Comparison of the three and nine months ended September 30, 2020, versus the three and nine months ended September 30, 2019.
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
Rental revenue and reimbursements	$529	$949	$(420)	(44.3)%
Operating and maintenance expenses	455	327	128	39.1%
General and administrative expenses	392	444	(52)	(11.7)%
Depreciation and amortization expenses	386	331	55	16.6%
Interest expense	230	162	68	42.0%
Operating loss	(934)	(315)	(619)	196.5%
Other loss, net	—	(14)	14	(100.0)%
Income taxes	(34)	—	(34)	100.0%
Net loss	$(968)	$(329)	$(639)	194.2%

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Rental revenue and reimbursements	$1,990	$2,832	$(842)	(29.7)%
Operating and maintenance expenses	1,264	1,183	81	6.8%
General and administrative expenses	1,240	1,239	1	0.1%
Depreciation and amortization expenses	988	1,086	(98)	(9.0)%
Interest expense	467	481	(14)	(2.9)%
Operating loss	(1,969)	(1,157)	(812)	70.2%
Other income (loss), net	947	(36)	983	(2,730.6)%
Income taxes	(45)	(44)	(1)	2.3%
Net loss	$(1,067)	$(1,237)	$170	(13.7)%
Our results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the three and nine months ended September 30, 2020, compared to the same periods in 2019, was primarily due to the sale of Topaz Marketplace in February 2020, as well as rent concessions provided to our tenants as a result of the COVID-19 pandemic.
Operating and maintenance expenses
Operating and maintenance expenses increased during the three and nine months ended September 30, 2020, when compared to the same periods in 2019, primarily due to higher bad debt reserves and higher appraisal costs. Additionally, placement of the Wilshire Property in service in August 2020, contributed to the increase in operating and maintenance expenses.
General and administrative expenses
General and administrative expenses decreased and stayed flat during the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019 primarily due to lower legal and investor relations fees.

Depreciation and amortization expenses
Depreciation and amortization expenses increased during the three months ended September 30, 2020, compared to the same period in 2019, primarily due to placement of the Wilshire Property in service in August 2020. This was partially offset by the classification of Topaz Marketplace as held for sale during the three months ended September 2019, and subsequent sale in February 2020.
Depreciation and amortization expenses decreased during the nine months ended September 30, 2020, compared to the same period in 2019, primarily due to classification of Topaz Marketplace as held for sale during the three months ended September, 2019, and subsequent sale in February 2020. This was partially offset by the placement of the Wilshire Property in service in August 2020.
Interest expense
Interest expense increased during the three months ended September 30, 2020, compared to the same period in 2019, due to the placement of the Wilshire Property in service. Capitalization of interest expense related to the Wilshire Property construction loan ceased in August 2020.
Interest expense decreased during the nine months ended September 30, 2020, compared to the same period in 2019, due to decreased deferred loan fees amortization. This was partially offset by the placement of the Wilshire Property in service. Capitalization of interest expense related to the Wilshire Property construction loan ceased in August 2020.
Other income (loss), net
Other loss, net for the three months ended September 30, 2019, primarily consisted of equity in loss resulting from our previous investment in unconsolidated joint ventures. There was no other income or loss during the three months ended September 30, 2020.
Other income (loss), net for the nine months ended September 30, 2020, consisted of gain on sale of Topaz Marketplace. Other income (loss), net for the nine months ended September 30, 2019, primarily consisted of equity in loss resulting from our investment in unconsolidated joint ventures.
Income Taxes
Income taxes for the three and nine months ended September 30, 2020 and 2019, consisted of various state tax payments.
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
As of September 30, 2020, our cash and cash equivalents were approximately $2.9 million and we had $1.0 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2020 and December 31, 2019, our borrowings were approximately 67.8% and 75.1%, respectively, of the carrying value of our net assets.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change
Net cash provided by (used in):
Operating activities	$(2,510)	$630	$(3,140)
Investing activities	5,034	(3,809)	8,843
Financing activities	(5,918)	3,552	(9,470)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,394)	$373
Cash Flows from Operating Activities
The decrease in cash flows from operating activities was primarily due to lower operating income during the nine months ended September 30, 2020 as compared to the same period in 2019, which resulted from sale of Topaz Marketplace during the three months ended March 31, 2020, as well as increased accounts receivable and rent deferral balances resulting from the COVID-19 pandemic. Additionally, decreases in our accrued expense balances contributed to the decrease in cash flows from operations.
Cash Flows from Investing Activities
Cash flows provided by investing activities during the nine months ended September 30, 2020 primarily consisted of approximately $9.9 million of proceeds from sale of Topaz Marketplace. These were partially offset by our aggregate additional $4.2 million investment in the Wilshire and Sunset and Gardner Joint Ventures.
Cash flows used in investing activities during the nine months ended September 30, 2019, primarily consisted of our aggregate additional $3.2 million investment in the Wilshire and Sunset and Gardner Joint Ventures.
Cash Flows from Financing Activities
Cash flows used by financing activities during the nine months ended September 30, 2020, primarily consisted of approximately $8.9 million in repayments of our line of credit. This was partially offset by approximately $3.5 million from construction loan proceeds.
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
Short-term Liquidity and Capital Resources
Our principal short-term demand for funds is for the payment of operating expenses and the payment on our outstanding indebtedness. To date, our cash needs for operations have been funded by cash provided by property operations, the sales of properties and the sale of shares of our common stock. We may fund our short-term operating cash needs from operations, from the sales of properties and from debt.
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
Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs could be affected by the effects of the COVID-19 pandemic. The full impact of the COVID-19 pandemic on our rental revenue and, as a result, future cash from operations cannot be determined at present.

Recent Financing Transactions
Multi-Property Secured Financing
On December 24, 2019, we entered into a Loan Agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
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
As of September 30, 2020, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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
Loans Secured by Properties
On May 7, 2019, we refinanced and repaid our financing with Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of September 30, 2020, the Wilshire Construction Loan had a principal balance of approximately $12.0 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Construction Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
Loans Secured by Properties Under Development
On October 29, 2018, we entered into a loan agreement with Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and had an interest rate of 6.9% per annum. The original Sunset & Gardner Loan agreement matured on October 31, 2019. We extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, with an interest rate of 6.5% per annum. On July 31, 2020, we extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, with an interest rate of 7.3% per annum. The new maturity date is October 31, 2021. The Sunset & Gardner Loan is secured by a first Deed of Trust on the Sunset & Gardner Property.
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
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the nine months ended September 30, 2020 and 2019, our total operating expenses did not exceed the 2%/25% Guidelines.
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

In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of September 30, 2020
The following table set forth the quarterly distributions declared to our common stockholders and Common Unit holders for the year ended December 31, 2019 (amounts in thousands, except per share amounts):

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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO	2020	2019	2020	2019
Net loss	$(968)	$(329)	$(1,067)	$(1,237)
Adjustments:
Gain on disposal of assets	—	—	(947)	(13)
Adjustment to reflect FFO of unconsolidated joint ventures	—	84	—	262
Depreciation of real estate	326	260	807	858
Amortization of in-place leases and leasing costs	60	71	181	228
FFO attributable to common shares and Common Units (1)	$(582)	$86	$(1,026)	$98

FFO per share and Common Unit (1)	$(0.05)	$0.01	$(0.09)	$0.01

Weighted average common shares and units outstanding (1)	10,957,204	11,035,276	10,966,939	11,068,930
(1)Our common units have the right to convert a unit into common stock for a one-to-one conversion. Therefore, we are including the related non-controlling interest income/loss attributable to common units in the computation of FFO and including the common units together with weighted average shares outstanding for the computation of FFO per share and common unit.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended September 30, 2020, we did not redeem shares. Cumulatively, through September 30, 2020, we have redeemed 878,458 shares for $6.2 million. We had no unfulfilled redemption requests during the quarter ended September 30, 2020.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As of the three months ended September 30, 2020, all items required to be disclosed under Form 8-K were reported under Form 8-K.

ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2020.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ M. Bradley Kettmann
M. Bradley Kettmann
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

4.1	Description of Registrant’s Securities		10-K	3/18/2020

10.1	Loan Modification Agreement between Sunset & Gardner Investors LLC and Lone Oak Fund, LLC, dated July 20, 2020	X

10.2	Eight Amendment to the Advisory Agreement, dated July 30, 2020		8-K	7/31/2020

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)