Form 10-K
period 2020-12-31
Strategic Realty Trust, Inc.
filed 2021-03-26
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒
Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐     No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
There is no established trading market for the registrant’s common stock. On September 2, 2020, the registrant’s board of directors approved an estimated value per share of the registrant’s common stock of $5.25 per share based on estimated value of the registrant’s real estate assets and the estimated value of the registrant’s tangible other assets less the estimated value of the registrant’s liabilities divided by the number of shares and operating partnership units outstanding, as of April 30, 2020. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of April 30, 2020, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, 10,467,166 shares of its common stock were held by non-affiliates.
As of March 22, 2021, there were 10,739,814 shares of the registrant’s common stock issued and outstanding.
Documents Incorporated by Reference: Registrant incorporates by reference In Part III (Items 10, 11,12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2020 Annual Meeting of Stockholders.

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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Moreover, you should interpret many of the risks identified in this Annual Report, as well as the risks described in Part I, Item 1A, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, and the risks described in Part I, Item 1A, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

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
On April 1, 2015, our board of directors approved the reinstatement of the share redemption program and adopted the Amended and Restated Share Redemption Program (the “SRP”). The program was previously suspended, effective as of January 15, 2013. Under the SRP, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase by us. In order to preserve cash in light of the uncertainty relating to the duration of shelter-in-place orders and the economic impact of COVID-19 on the Company, by unanimous written consent executed on April 21, 2020, the Board approved the suspension of the SRP, which offered redemption opportunities only in connection with a stockholder’s death or qualifying disability. For more information regarding our share redemption program, refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Share Redemption Program.” Cumulatively, through December 31, 2020, pursuant to the Original Share Redemption Program and the SRP, we have redeemed 878,458 shares of common stock sold in the Offering for approximately $6.2 million.
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
Our office address is P.O. Box 5049, San Mateo, California 94402, and our main telephone number is (650) 343-9300.
Investment Objectives
Our investment objectives are to:
•preserve, protect and return stockholders’ capital contributions;
•pay predictable and sustainable cash distributions to stockholders; and
•realize capital appreciation upon the ultimate sale of the real estate assets.
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
We intend to continue to focus on investments in income-producing retail properties. Specifically, we are focused on acquiring high quality urban retail properties in major west coast markets. We may invest directly or through joint ventures in these types of assets as well as in value-add retail properties. Our investments may include urban store front retail buildings, free standing single tenant buildings, neighborhood, community, power and lifestyle shopping centers, and multi-tenant shopping centers. We may also invest in real estate loans or real estate-related assets that we believe meet our investment objectives. Our near term goal continues to be the recycling of the portfolio that was held in 2013 when the Advisor first began providing services to us pursuant to the Advisory Agreement by selling the remaining legacy properties. As of December 31, 2020, Shops at Turkey Creek as well as an improved land parcel remained the only legacy properties in the portfolio. Shops at Turkey Creek was classified as held for sale as of December 31, 2020. We believe that a fully recycled and focused high-quality west coast urban retail portfolio will allow us the opportunity to look at various strategic options in the future.
Investment Portfolio
As of December 31, 2020, our portfolio included seven properties, including one property held for sale, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 43,000 square feet of single and multi-tenant commercial retail space located in two states, which we purchased for an aggregate purchase price of approximately $39.6 million. Additionally, our portfolio includes an improved land parcel. Refer to Item 2, “Properties” for additional information on our portfolio.
During the first quarter of 2016, we invested, through joint ventures, in two significant retail projects under development. During the year ended December 31, 2020, construction of one property was substantially completed and the property was placed in service. The second property is targeted to be completed no sooner than December 2022.
Borrowing Policies
We use, and may continue to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, real estate-related loans, and other real estate-related assets. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of our indebtedness. As of December 31, 2020, our aggregate outstanding indebtedness, including deferred financing costs, net of accumulated amortization, totaled approximately $38.3 million, or 48.5% of the book value of our total assets.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2020 and 2019, our borrowings were approximately 90.1% and 75.1%, respectively, of the book value of our net assets.
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
On September 2, 2020, our board of directors approved an estimated value per share of our common stock of $5.25 per share based on the estimated value of our real estate assets plus the estimated value of our tangible other assets less the estimated value of our liabilities divided by the number of shares and operating partnership units outstanding, as of April 30, 2020. We provided this estimated value per share to assist broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under the rules of the Financial Industry Regulatory Authority (“FINRA”).
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to generally accepted accounting principles (“GAAP”). Accordingly, with respect to the estimated value per share, we can give no assurance that:
•a stockholder would be able to resell his or her shares at this estimated value;
•a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the Company;
•our shares of common stock would trade at the estimated value per share on a national securities exchange;
•an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or
•the methodology used to estimate our value per share would or would not be acceptable to FINRA or for compliance with ERISA reporting requirements.
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
There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly, or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted the Amended and Restated Share Redemption Program (the “SRP”) which provides for the repurchase of shares by the Company in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder. However, effective May 21, 2020, in response to the uncertainty of the economic impact to the Company of the ongoing COVID-19 pandemic, the SRP was suspended. We can provide no assurances, when, if ever, our board of directors may resume the SRP. Further, once resumed, the SRP is subject to a limit on the number of shares to be redeemed of the lesser of (i) a total of $3.8 million for redemptions sought upon a stockholder’s death and a total of $1.2 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should be prepared to hold your shares for an indefinite length of time.
You are limited in your ability to sell your shares of common stock pursuant to the SRP. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid upon subscription.
The SRP may provide you with an opportunity to have your shares of common stock redeemed by us. However, effective May 21, 2020, in response to the uncertainty of the economic impact to the Company of the ongoing COVID-19 pandemic, the SRP was suspended. We can provide no assurances, when, if ever, our board of directors may resume the SRP. Further, once resumed the SRP contains certain restrictions and limitations. Only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase under the SRP. Further, we limit the number of shares to be redeemed under the SRP to the lesser of (i) a total of $3.8 million for redemptions sought upon a stockholder’s death and a total of $1.2 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend or terminate the SRP at any time. Therefore, you may not have the opportunity to make a redemption request prior to a potential termination of the SRP and you may not be able to sell any of your shares of common stock back to us pursuant to the SRP. Moreover, if you do sell your shares of common stock back to us pursuant to the SRP, you may not receive the price you paid for any shares of our common stock being redeemed.
Distributions are not guaranteed, may fluctuate, and may constitute a return of capital or taxable gain from the sale or exchange of property.
From August 2009 to December 2012, our board of directors declared monthly cash distributions. Due to short-term liquidity issues and defaults under certain of our loan agreements, effective January 15, 2013, our board of directors determined to pay future distributions on a quarterly basis (as opposed to monthly). However, our board of directors did not declare or pay a distribution for the first three quarters of 2013. On December 9, 2013, our board of directors re-established a quarterly distribution that continued through December 2019. In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to us. Dividend payments were not reinstated as of December 31, 2020. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions” for additional information regarding distributions.
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
Our cash and cash equivalents on hand are currently limited. In particular, as a result of the impact of the COVID-19 pandemic on a majority of our tenants, many of our tenants have requested lease modifications and rent reductions. This has resulted in a reduction in rent collections and as a result, our cash flow has been adversely impacted. In the event that we develop a need for additional capital in the future for investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our investments or out of net sale proceeds in non-liquidating sale transactions, or obtain debt or equity financing on acceptable terms, our ability to acquire real properties and other real estate-related assets, to expand our operations and make distributions to our stockholders will be adversely affected. Furthermore, if our liquidity were to become severely limited it could jeopardize our ability to continue as a going concern or to make the annual distributions required to continue to qualify as a REIT, which would adversely affect the value of our stockholders’ investment in us.
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
Our charter authorizes us to issue 450,000,000 shares of capital stock, of which 400,000,000 shares of capital stock are designated as common stock and 50,000,000 shares of capital stock are designated as preferred stock. Our board of directors may amend our charter to increase the aggregate number of authorized shares of capital stock or the number of authorized shares of capital stock of any class or series without stockholder approval. If we ever create and issue preferred stock with a distribution preference over common stock, payment of any distribution preferences of outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock. Further, holders of preferred stock are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to our common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of preferred stock or a separate class or series of common stock may render more difficult or tend to discourage:
•a merger, tender offer or proxy contest;
•the assumption of control by a holder of a large block of our securities; and
•the removal of incumbent management.
Actions of joint venture partners could negatively impact our performance.
We have entered into and may enter into joint ventures with third-parties, including with entities that are affiliated with our Advisor. We may also purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with a direct investment in real estate, including, for example:
•the possibility that our venture partner or co-tenant in an investment might become bankrupt;
•that the venture partner or co-tenant may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals;
•that such venture partner or co-tenant may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;
•the possibility that we may incur liabilities as a result of an action taken by such venture partner;
•that disputes between us and a venture partner may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business;
•the possibility that if we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so; or
•the possibility that we may not be able to sell our interest in the joint venture if we desire to exit the joint venture.
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
Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:
•acquisitions of property and other investments and originations of loans, which entitle our Advisor to acquisition or origination fees and management fees; and, in the case of acquisitions of investments from other programs sponsored by Glenborough, may entitle affiliates of our Advisor to disposition or other fees from the seller;
•real property sales, since the asset management fees payable to our Advisor will decrease;
•incurring or refinancing debt and originating loans, which would increase the acquisition, financing, origination and management fees payable to our Advisor; and
•whether and when we seek to sell the Company or its assets or to list our common stock on a national securities exchange, which would entitle the Advisor and/or its affiliates to incentive fees.
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

Risks Associated with Our Properties
The risks identified below should be interpreted as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic.
Actual or threatened epidemics, pandemics, outbreaks, or other public health crises may have an adverse impact on our tenants' financial condition and the profitability of our properties.
Our business and the businesses of our tenants may be materially and adversely affected by the risks, or the public perception of the risks, related to COVID-19 or another epidemic, pandemic, outbreak, or other public health crisis. The risk, or public perception of the risk, of a pandemic or media coverage of infectious diseases could cause customers to avoid retail properties, and with respect to our properties generally, could cause temporary or long-term disruptions in our tenants' supply chains and/or delays in the delivery of our tenants’ inventory. Moreover, an epidemic, pandemic, outbreak or other public health crisis, such as COVID-19, could cause the on-site employees of our tenants to avoid our tenants’ properties, which could adversely affect our tenants’ ability to adequately manage their businesses. Risks related to an epidemic, pandemic or other health crisis, such as COVID-19, could also lead to the complete or partial closure of one or more of our tenants’ stores or facilities. Such events could adversely impact our tenants’ sales and/or cause the temporary closure of our tenants’ businesses, which could severely disrupt their operations and the rental revenue we generate from our leases with them.
In particular, the current COVID-19 pandemic has dramatically affected retail businesses across the country. Mitigation policies such as shelter in place, social distancing and mandatory store closures have hampered retail tenants’ ability to stay open, retain and pay employees and rent. The majority of our tenants have had to close their stores at one point and if allowed to reopen have had to operate with significant restrictions on their operations. Some tenants are precluded from reopening. Many of our tenants have requested lease modifications and rent reductions due to reduced sales. As a result, our rent collections have been impacted. Finally, the current market conditions caused by the COVID-19 pandemic were the primary cause of the decline in our estimated value per share and in response to the uncertainty of the impact of the COVID-19 on our operations, our board of directors determined to suspend distributions and redemptions.
The ultimate extent of the impact of the COVID-19 pandemic or any other epidemic, pandemic or other health crisis on our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.
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
An economic downturn in the United States may have an adverse impact on the retail industry generally. As a result, the retail industry may face reductions in sales revenues and increased bankruptcies. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn could result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants in the retail market which may make it difficult for us to fully lease our properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations. In particular, the COVID-19 pandemic has impacted the retail industry across the United States including our portfolio of properties. Additional information about the impact of COVID-19 on the retail industry and our portfolio specifically is included in the risk factor below.

Our properties consist of retail properties. Our performance, therefore, is linked to the market for retail space generally.
As of December 31, 2020, we owned seven properties, including one property held for sale, each of which is a retail property and the majority of which have multiple tenants. The joint ventures in which we have invested also own retail centers. The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our retail center is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.
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
A concentration of credit risk may arise in our business when a nationally or regionally-based tenant is responsible for a substantial amount of rent in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. As of December 31, 2020, in other than our property classified as held for sale, 3705 Group, LLC and La Conq, LLC each accounted for more than 10% of our annualized minimum rent.
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
As of December 31, 2020, other than rent from the property classified as held for sale, 52.6% of our annual minimum rent was derived from properties in San Francisco, California with an additional 47.4% of our annual minimum rent coming from properties located in other California cities. Additionally, one of our development projects and an additional property, owned through a joint venture, are in California. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California real estate markets. In addition, the majority of our real estate properties consists of urban retail properties. Any adverse economic or real estate developments in the San Francisco or broader California geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for urban retail space could adversely affect our operating results and our ability to pay distributions to our stockholders.
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

Potential development and construction delays and resultant increased costs and risks may hinder our operating results and decrease our net income.
We will acquire unimproved real property or properties for development or that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and the builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control such as adverse weather conditions, COVID-19 related construction delays, and shortages in labor and construction material. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks related to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, the return on investment could suffer.
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
We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2020, our aggregate borrowings did not exceed 300% of the value of our net assets. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
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
Despite our qualification for taxation as a REIT for U.S. federal income tax purposes, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income or property. Any of these taxes would decrease cash available for distribution to you. For instance:
•in order to continue to qualify as a REIT, we must distribute annually at least 90% of our REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain for this purpose) to you.
•to the extent that we satisfy the distribution requirement but distribute less than 100% of our REIT taxable income, we will be subject to federal corporate income tax on the undistributed income.
•we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.
•if we have net income from the sale of foreclosure property that we hold primarily for sale to customers in the ordinary course of business or other non-qualifying income from foreclosure property, we must pay a tax on that income at the highest corporate income tax rate.
•if we sell an asset, other than foreclosure property, that we hold primarily for sale to customers in the ordinary course of business and do not qualify for a safe harbor in the Internal Revenue Code, our gain would be subject to the 100% “prohibited transaction” tax.
•any domestic taxable REIT subsidiary, or TRS, of ours will be subject to federal corporate income tax on its income, and on any non-arm’s-length transactions between us and any TRS, for instance, excessive rents charged to a TRS could be subject to a 100% tax.
•we may be subject to tax on income from certain activities conducted as a result of taking title to collateral.
•we may be subject to state or local income, property and transfer taxes, such as mortgage recording taxes.
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
There are special considerations that apply to employee benefit plans subject to ERISA (such as profit sharing, Section 401(k) or pension plans) and other retirement plans or accounts subject to Section 4975 of the Internal Revenue Code (such as an IRA) that are investing in our shares. Fiduciaries and IRA owners investing the assets of such a plan or account in our common stock should satisfy themselves that:
•the investment is consistent with their fiduciary and other obligations under ERISA and the Internal Revenue Code;
•the investment is made in accordance with the documents and instruments governing the plan or IRA, including the plan’s or account’s investment policy;
•the investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA and other applicable provisions of ERISA and the Internal Revenue Code;
•the investment in our shares, for which no public market currently exists, is consistent with the liquidity needs of the plan or IRA;
•the investment will not produce an unacceptable amount of “unrelated business taxable income” for the plan or IRA;
•our stockholders will be able to comply with the requirements under ERISA and the Internal Revenue Code to value the assets of the plan or IRA annually; and

•the investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Property Portfolio
As of December 31, 2020, our wholly-owned property portfolio included 7 retail properties, including one property held for sale and excluding a land parcel, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 43,000 square feet of multi-tenant, commercial retail space located in two states. We purchased our properties for an aggregate purchase price of approximately $39.6 million. As of December 31, 2020 approximately 79% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 6.3 years. As of December 31, 2019, approximately 90% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 6.8 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price (4)	Debt (5)
Property Name (1)	Location
Wholly-owned Real Estate Investments
400 Grove Street	San Francisco, CA	2,000	100%	$63.04	6/14/2016	$2,890	$1,450
8 Octavia Street	San Francisco, CA	3,640	47%	61.56	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	84%	61.79	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	96.50	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	68.13	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,497	100%	68.80	1/11/2017	13,300	6,900
		26,729				35,287	18,000
Properties Held for Sale
Shops at Turkey Creek	Knoxville, TN	16,324	61%	30.59	3/12/2012	4,300	—
		43,053				39,587	18,000

Real Estate Investments owned through Joint Ventures
3032 Wilshire Property	Santa Monica, CA	11,771	62%		3/8/2016	13,500	12,510
		54,824				$53,087	$30,510
(1)List of properties does not include a residual parcel at Topaz Marketplace as of December 31, 2020.
(2)Percentage is based on leased rentable square feet of each property as of December 31, 2020.
(3)Effective rent per square foot is calculated by dividing the annualized December 31, 2020 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries. Effective rent per square foot not provided for 3032 Wilshire Property, as tenants have not taken possession as of December 31, 2020.
(4)The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.
(5)Debt represents the outstanding balance as of December 31, 2020, and excludes reclassification of approximately $0.7 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 7. “Notes Payable, Net” to our consolidated financial statements included in this Annual Report.

Lease Expirations
The following table reflects the timing of tenant lease expirations at our wholly-owned properties, excluding the property held for sale, as of December 31, 2020 (dollar amounts in thousands):

Year of Expiration (1)	Number of Leases Expiring	Annualized Base Rent (2)	Percent of Portfolio Annualized Base Rent Expiring	Square Feet Expiring
2021	—	$—	—%	—
2022	—	—	—	—
2023	1	47	3.1	730
2024	2	94	6.2	1,514
2025	2	551	36.2	8,443
2026	3	381	25.0	5,316
2027	3	174	11.4	3,317
2028
Thereafter	2	276	18.1	4,890
Total	13	$1,523	100.0%	24,210
(1)Represents the expiration date of the lease as of December 31, 2020, and does not take into account any tenant renewal options.
(2)Annualized base rent represents annualized contractual base rent as of December 31, 2020. These amounts do not include other items such as tenant concession (e.g. free rent), percentage rent and expense recoveries.
Properties Under Development
During the year ended December 31, 2020, construction of the 3032 Wilshire Property was substantially completed.
As of December 31, 2020, we had one property under development. The property is identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Sunset & Gardner Property	Hollywood, CA	December 2022	100,000	$8,700
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
On September 2, 2020, our board of directors approved an estimated value per share of our common stock of $5.25 per share based on the estimated value of our real estate assets and the estimated value of our tangible other assets less the estimated value of our liabilities divided by the number of shares and operating partnership units outstanding, as of April 30, 2020. We are providing this estimated value per share to assist broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations as required by the Financial Industry Regulatory Authority (“FINRA”). The valuation with an effective date of April 30, 2020 was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs , issued by the Investment Program Association (“IPA”) in April 2013.
Our independent directors are responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was determined after consultation with SRT Advisor, LLC (the “Advisor”) and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the board of directors, including all of its independent members. Stanger prepared individual appraisal reports (individually an “Appraisal Report”; collectively the “Appraisal Reports”), summarizing key inputs and assumptions, on 8 of the 10 properties in which we wholly owned or owned an interest in as of April 30, 2020 (the “Appraised Properties”). Stanger also prepared a net asset value report (the “NAV Report”) which estimates the net asset value per share of our stock as of April 30, 2020. The NAV Report relied upon: (i) the Appraisal Reports for the Appraised Properties; (ii) the book value as of April 30, 2020 for the Sunset & Gardner and 3032 Wilshire properties (the “Development Properties”); (iii) Stanger's estimated value of our mortgage loans payable and other debt; and (iv) the Advisor's estimate of the value of our other assets and liabilities as of April 30, 2020, to calculate an estimated net asset value per share of our common stock.
Upon the board of directors’ receipt and review of Stanger’s Appraisal Reports and NAV Report, and in light of other factors considered, the board of directors, including the independent directors, approved $5.25 per share as the estimated value of our common stock as of April 30, 2020, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of April 30, 2020:
Strategic Realty Trust, Inc. and Subsidiaries
Estimated Value Per Share
(in thousands, except shares and per share amounts)
(unaudited)

Assets
Investments in real estate, net	$39,150
Properties under development and development costs	50,278
Cash, cash equivalents and restricted cash	5,611
Prepaid expenses and other assets, net	158
Tenants receivables, net	338
Deferred costs and intangibles, net	455
Total assets	95,990

Liabilities
Notes payable	36,265
Accounts payable and accrued expenses	2,003
Other liabilities	177
Total liabilities	38,445

Stockholders’ equity	$57,545

Shares and OP units outstanding	10,957,289

Estimated value per share	$5.25
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
The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Stanger was selected by the Advisor and approved by our independent directors and board of directors to appraise the 8 Appraised Properties in which we wholly own or own an interest in with a valuation date of April 30, 2020. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of the Appraised Properties. The Appraisal Reports were performed in accordance with the Code of Ethics and the Uniform Standards of Professional Appraisal Practice,

or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Each Appraisal Report was reviewed, approved and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the Appraisal Reports are subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing the Appraisal Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
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
Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public security offerings, private placements, business combinations and similar transactions. We engaged Stanger to deliver the Appraisal Reports and assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, we have agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger has provided appraisal, valuation and financial advisory services for us and has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable appraisal report.
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
Real Estate Valuation
As described above, we engaged Stanger to provide an appraisal of the Appraised Properties consisting of 8 of the 10 properties in our portfolio (including properties owned in joint ventures), as of April 30, 2020. In preparing the Appraisal Reports, Stanger, among other things:

•interviewed our officers or the Advisor's personnel to obtain information relating to the physical condition of each Appraised Property, including known environmental conditions, status of ongoing or planned property additions and reconfigurations, and other factors for such leased properties;
•reviewed lease agreements for those properties subject to a long-term lease and discussed with us or Advisor certain lease provisions and factors on each property; and
•reviewed the acquisition criteria and parameters used by real estate investors for properties similar to the subject properties, including a search of real estate data sources and publications concerning real estate buyer's criteria, discussions with sources deemed appropriate, and a review of transaction data for similar properties.
Stanger appraised each of the Appraised Properties, using various methodologies including a direct capitalization analysis, discounted cash flow analyses and sales comparison approach, as appropriate, and relied primarily on the discounted cash flow analyses for the final valuations of each of the Appraised Properties. Stanger calculated the discounted cash flow value of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the Appraised Properties based on survey data adjusted for unique property and market-specific factors. The Development Properties were included in the NAV Report at their respective book values as of April 30, 2020.
As of April 30, 2020, we wholly owned 8 real estate assets which were all appraised by Stanger. The total acquisition cost of the 8 wholly owned properties as appraised by Stanger was $39.9 million excluding acquisition fees and expenses. In addition, through June 30, 2020, we had invested $1.3 million in capital and tenant improvements on these 8 real estate assets since inception. As of April 30, 2020, the total appraised value of the 8 wholly owned appraised properties was $39.2 million. The total appraised real estate value of those 8 properties as of April 30, 2020 compared to the total acquisition cost of our 8 real estate properties plus subsequent capital improvements through June 30, 2020, results in an overall decrease in the real estate value of those 8 properties of approximately $2.0 million or approximately 4.93%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised value of our Appraised Properties:

	Range	Weighted Average
Terminal capitalization rate	5.00% - 8.75%	5.94%
Discount rate	6.25% - 9.50%	6.98%
Income and expense growth rate	3.00%	3.00%
Projection period	10.0 Years - 12.0 Years	10.2 Years
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease 25 Basis Points	Increase 25 Basis Points	Decrease 5.0%	Increase 5.0%
Terminal capitalization rates	$0.12	$(0.06)	$0.13	$(0.07)
Discount rates	0.09	(0.04)	0.12	(0.07)
Notes Payable
Values for mortgage loans were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes (i.e. age, location, etc.). The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for our consolidated mortgage loans ranged from 4.95% to 7.85%.

As of April 30, 2020, Stanger’s estimate of fair value and carrying value of our consolidated notes payable were $36.3 million. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 2.0 years, was approximately 6.1%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Adjustment to Discount Rates
	+25 Basis Points	-25 Basis Points	+5%	-5%
Estimated fair value	$36,091	$36,427	$36,061	$36,453
Weighted average discount rate	6.4%	5.9%	6.4%	5.8%
Change in value per share	$0.02	$(0.01)	$0.02	$(0.02)
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
Accordingly, with respect to the estimated value per share, we can give no assurance that:
•stockholder would be able to resell his or her shares at this estimated value;
•a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of us;
•our shares of common stock would trade at the estimated value per share on a national securities exchange;
•an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize the Advisor and/or an independent valuation firm to update the estimated value per share in 2021, in accordance with the recommended IPA guidelines.
Stockholder Information
As of March 22, 2021, we had 10,739,814 shares of our common stock outstanding held by a total of approximately 2,826 stockholders. The number of stockholders is based on the records of our transfer agent.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of December 31, 2020
The following table set forth the quarterly distributions declared to our common stockholders and Common Unit holders for the year ended December 31, 2019 (amounts in thousands, except per share amounts):

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
During the year ended December 31, 2020, we redeemed 19,907 shares at an average price per share of $5.86. Cumulatively, through December 31, 2020, we have redeemed 878,458 shares for $6.2 million. We had no unfulfilled redemption requests during the quarter ended December 31, 2020.
Unregistered Sales of Equity Securities and Use of Offering Proceeds
During the year ended December 31, 2020, we did not issue any securities that were not registered under the Securities Act.
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
Overview
We are a Maryland corporation that was formed on September 18, 2008, to invest in and manage a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. During the first quarter of 2016, we also invested, through joint ventures, in two significant retail projects under development, one of which was substantially completed during the year ended December 31, 2020. We have elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, commencing with the taxable year ended December 31, 2009, and we have operated and intend to continue to operate in such a manner. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership.
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
Impact of COVID-19
On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments to institute quarantines, shelter-in-place rules and restrictions on travel, the types of business that may continue to operate, and the types of construction projects that may continue. California, where the majority of our properties are located, declared a state of emergency on March 4, 2020 and instituted a shelter-in-place order on March 19, 2020 to reduce the spread of COVID-19. On May 7, 2020, California moved into Stage 2 of its four-stage reopening roadmap, permitting certain sectors of the economy to reopen provided that there were significant safety measures in place. On June 12, 2020, California permitted businesses such as movie theaters, restaurants, wineries, bars, zoos, museums, gyms, fitness centers, hotels, card rooms, racetracks, and campgrounds to re-open. On July 13, 2020, California re-instituted a state-wide closure on many types of businesses that were previously permitted to re-open such as indoor dining, bars, movie theaters, and museums. In August 2020, California moved to a four-tier, color-coded system assigning every county to a tier based on its test positivity and adjusted case rate. San Francisco County, where a number of our properties are located, was assigned a “moderate” tier in September 2020, which allows for some indoor business operations to open with modifications. Los Angeles County remains in the “widespread” tier, requiring many non-essential indoors business operations to stay closed. On December 6, 2020, due to a significant rise in COVID-19 cases around the Thanksgiving holiday and beyond, as part of California’s mitigation measures, both Los Angeles and San Francisco counties went into a regional stay-at-home order. This order implemented restrictions requiring many non-essential indoor business operations to close or stay closed. This order was subsequently lifted effective January 28, 2021, with both counties remaining in the “widespread” tier.
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
We believe that the COVID-19 outbreak has and could continue to negatively impact our financial condition and results of operations, including but not limited to, declines in real estate rental revenues, the inability to sell certain properties at a favorable price, and a decrease in construction and leasing activity. The majority of our tenants have requested rent deferral or rent abatement as a result of the pandemic. At the start of the pandemic and shelter-in-place orders, a majority of our tenants requested rent deferral or rent abatement due to the pandemic and government-mandated restrictions. These tenants initially totaled 94% of the leased square footage in our wholly-owned properties. We reviewed these requests on a case-by-case basis and agreed to modifications to some of the tenant leases, and other leases were not modified. In most cases, it is in our best interest to help our tenants remain in business and reopen when shelter-in-place orders or other mandated closures or restrictions are lifted. If these tenants fail, finding replacement tenants may be costly and time-consuming.
Of the total leased square footage in our wholly-owned properties, 47% of the leases were either (i) not modified and the tenants were able to continue to make their payments or (ii) the leases were modified to provide for a short-term temporary rent deferral or abatement. The rent deferrals generally were one to two months and were to be repaid within 12 months. Any rent abatement was typically one to two months and in many cases also involved an extension of the tenant's lease. Another 28% of the leases in our wholly-owned properties were modified to provide ongoing rent relief to the tenant. These leases generally were with restaurants and salons that faced significant operating restrictions limiting their ability to be open, open indoors, or open with anything but a limited capacity. These lease modifications involved some combination of lease extensions, application of security deposits, temporary rent deferrals, partial rent forgiveness or abatement, and new percentage rent clauses to protect the landlord in the event sales returned to prior levels during the period of the lease modifications. These concessions lasted and will last in many cases through the first and second quarters of 2021 to allow these businesses to commit to new operating strategies and costs for a pandemic environment. The tenants making up the remaining 25% of our leased square footage requested lease concessions; however, we could not agree with these tenants on lease changes acceptable to both parties. On December 31, 2020, these tenants were in default under their leases; however, we are temporarily unable to evict them under state and local statutes and moratoria. We are working with these tenants to find replacement tenants and terminate their leases. We are in active lease negotiation for 100% of this space.
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
•We believe we will be able to service our debts and pay for our ongoing general and administrative expenses for the foreseeable future. As of December 31, 2020, we have approximately $1.8 million in cash and cash equivalents. In addition, we had approximately $0.8 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs). Furthermore, the Shops at Turkey Creek remains unencumbered by debt and is available for financing to provide us funds, if needed. Additionally, during the quarter ended December 31, 2020, Shops at Turkey Creek was listed for sale.

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
•To further preserve cash and liquidity, we suspended our Amended and Restated Share Redemption Program (the “SRP”), such suspension was effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until our board of directors (the “Board”) approves the resumption of the SRP. During the suspension, we will continue to accept death and qualifying disability redemption filings from stockholders, but will not take any action with regard to those requests until the Board has elected to lift the suspension and provided the terms and conditions for any continuation of the program. In addition, on March 27, 2020, the board of directors decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to us. Dividend payments were not reinstated as of December 31, 2020.
Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our business, the full extent of the financial impact cannot be reasonably estimated at this time. However, there are those who believe that, as more tools are developed to fight COVID-19 - increased testing, enhanced monitoring, data analysis and identification of effective therapeutics-the country can, anchored by advice of healthcare specialists, incrementally foster economic activity in the near term and at some point with a vaccine and time, the country should return to a more normal state as with other pandemics in the past. Although vaccines for COVID-19 are being made available to the general public in the U.S. and around the world, it will take time for the vaccine to materially affect the spread of the virus and the outbreak could have a continued adverse impact on economic and market conditions.
Market Outlook - Real Estate and Real Estate Finance Markets
Data from the U.S. Department of Commerce showed total retail sales in 2020 increased 3.4% from 2019. Total e-commerce sales for 2020 were estimated at $791.7 billion, an increase of 32.4% from 2019. E-commerce sales in 2020 accounted for 14.0% of total sales. E-commerce sales in 2019 accounted for 11.0% of total sales.
The COVID-19 pandemic led to major changes in the make-up of the total retail sales figures. Retailers such as grocery stores, home improvement and sporting goods saw strong increases, while traditional department stores, apparel, travel, gas stations and restaurants saw significant declines.
Investment sales volumes of retail properties for 2020 fell by 43% as compared to 2019, according to CBRE, and down 52% from the five-year average. CBRE reported strong first quarter 2020 sales then a significant drop in the second quarter as tenant closures and reduced leasing activity led to operating income uncertainty and a restricted lending environment.
Real estate lending markets remain difficult with retail, office and hotels being the least favored property classes and industrial and multifamily attracting more lender attention. Volumes increased in the fourth quarter from very low levels during the pandemic, however loan-to-value percentages are trending down to lower advance ratios.
The retail market ended the year with a vacancy rate of 6.6% up from 6.1% according to CBRE reports, with the fourth quarter net absorption of 7.1 million square feet, the strongest since the start of the pandemic.
Publicly traded real estate investment trusts (“REITs”) in the shopping center and mall sectors showed negative returns for 2020 with shopping REITs posting total return losses of 24.2% and malls posting total return losses of 28.9%, while the overall REIT market saw total return losses of 14.9% according to KeyBanc Capital Markets.
2020 Significant Events

Property Disposition and Line of Credit Pay-off
On February 10, 2020, we consummated the disposition of Topaz Marketplace, located in Hesperia, California for approximately $10.5 million in cash, a portion of which was used to repay our line of credit in its entirety. The line of credit expired of its own accord on February 15, 2020, with no balance outstanding. As part of the payoff, Shops at Turkey Creek was released from the line of credit.
Share Redemption under the Share Redemption Program
In order to preserve cash in light of the uncertainty relating to the economic impact of COVID-19, our board of directors approved the suspension of the SRP, which offered redemption opportunities only in connection with a stockholder’s death or qualifying disability.
Quarterly Distributions
On March 27, 2020, our board of directors voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of December 31, 2020.
Loans Secured by Properties Under Development
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
Revenue Recognition
Revenues include minimum rents, expense recoveries and percentage rental payments. Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased property. If the lease provides for tenant improvements, we determine whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we are the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease term.

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
Investments in Real Estate
We evaluate our acquisitions in accordance with ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions.
Beginning with January 1, 2017, acquisitions were determined to be asset acquisitions, as they did not meet the definition of a business.
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
We recorded an impairment loss during the year ended December 31, 2020 of approximately $13.4 million related to the development project and the operating property we own through joint ventures, which was included in our consolidated statement of operations in this Annual Report. We did not record any impairment losses during the year ended December 31, 2019. Refer to Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the methodologies used to estimate fair value of the investments in real estate.
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
Portfolio Investments
As of December 31, 2020, our portfolio included:
•Investments in two consolidated joint ventures, which own:
◦a retail property comprising approximately 12,000 square fee of multi-tenant, commercial retail space in the Los Angeles, California area.
◦a property under development in the Los Angeles, California area that is expected to comprise approximately 100,000 square feet upon completion.
•Seven retail properties, including one property held for sale and excluding a land parcel, comprising an aggregate of approximately 43,000 square feet of single- and multi-tenant, commercial retail space located in two states.
Results of Operations
As of December 31, 2020 and 2019, approximately 79% and 90% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 6.3 years and 6.8 years, respectively. In 2020, there was one property disposition. There were no property dispositions in 2019.
Leasing Information
Excluding the property held for sale, there were no new leases added in our retail properties during the years ended December 31, 2020 and 2019. The following table provides information regarding our leasing activity, excluding leasing activity in held for sale property, for the year ended December 31, 2020 for properties we held as of December 31, 2020.

Total Vacant Rentable Sq. Feet at	Lease Expirations in 2020	New Leases in 2020	Lease Renewals in 2020	Total Vacant Rentable Sq. Feet at	Tenant Retention Rate in
December 31, 2019	(Sq. Feet)	(Sq. Feet)	(Sq. Feet)	December 31, 2020	2020
1,930	3,758	—	3,169	2,519	84%

Comparison of the year ended December 31, 2020, versus the year ended December 31, 2019.
The following table provides summary information about our results of operations for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Rental revenue and reimbursements	$2,632	$3,892	$(1,260)	(32.4)%
Operating and maintenance expenses	1,841	1,450	391	27.0%
General and administrative expenses	1,652	1,681	(29)	(1.7)%
Depreciation and amortization expenses	1,381	1,390	(9)	(0.6)%
Transaction expense	—	2	(2)	(100.0)%
Interest expense	785	667	118	17.7%
Loss on impairment of real estate and property under development	13,383	—	13,383	100.0%
Operating loss	(16,410)	(1,298)	(15,112)	1,164.3%
Other income, net	947	1,457	(510)	(35.0)%
Income taxes	(45)	(21)	(24)	114.3%
Net income (loss)	$(15,508)	$138	$(15,646)	(11,337.7)%
Our results of operations for the year ended December 31, 2020, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the year ended December 31, 2020, compared to the same period in 2019, was primarily due to the sale of Topaz Marketplace in February 2020, which accounted for approximately $0.9 million of the total decrease in revenue. Additionally, rent concessions provided to our tenants as a result of the COVID-19 pandemic also contributed to the decrease in revenue compared to the same period in 2019.
Operating and maintenance expenses
Operating and maintenance expenses increased during the year ended December 31, 2020, when compared to the same period in 2019, primarily due to higher bad debt reserves. Additionally, placement of the Wilshire Property in service in August 2020, contributed to the increase in operating and maintenance expenses.
General and administrative expenses
General and administrative expenses decreased during the year ended December 31, 2020, respectively, compared to the same period in 2019 primarily due to lower legal and tax compliance fees.
Depreciation and amortization expenses
Depreciation and amortization expenses stayed flat during the year ended December 31, 2020, compared to the same period in 2019, primarily due to classification of Topaz Marketplace as held for sale during the three months ended September, 2019, and subsequent sale in February 2020, as well as the classification of Shops at Turkey Creek as held for sale during the three months ended December 31, 2020. This was partially offset by the placement of the Wilshire Property in service in August 2020.
Interest expense
Interest expense increased during the year ended December 31, 2020, compared to the same period in 2019, due to the placement of the Wilshire Property in service. Capitalization of interest expense related to the Wilshire Property construction loan ceased in August 2020. This was partially offset by a decrease in the amortization of deferred loan fees.

Loss on impairment of real estate and property under development
Loss on impairment of approximately $13.4 million related to an operating property and a development project we own through joint ventures.
Other income, net
Other income, net for the year ended December 31, 2020, consisted of a gain on sale of Topaz Marketplace of approximately $0.9 million. Other income, net for the year ended December 31, 2019, primarily consisted of approximately $1.4 million related to the gain on sale of unconsolidated joint venture interests.
Income Taxes
Income taxes for the years ended December 31, 2020 and 2019, primarily consisted of various state tax payments.
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
As of December 31, 2020, our cash and cash equivalents were approximately $1.8 million and we had $0.8 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2020 and December 31, 2019, our borrowings were approximately 90.1% and 75.1%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Year Ended December 31,
	2020	2019	$ Change
Net cash provided by (used in):
Operating activities	$(1,295)	$804	$(2,099)
Investing activities	2,105	(1,435)	3,540
Financing activities	(5,429)	4,525	(9,954)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(4,619)	$3,894
Cash Flows from Operating Activities
The change in cash flows from operating activities was primarily due to lower operating income during the year ended December 31, 2020 as compared to the same period in 2019, which resulted from sale of Topaz Marketplace during the three months ended March 31, 2020, as well as an increase in accounts receivable balance during the year due to rent deferrals and lower rent collections.
Cash Flows from Investing Activities
Cash flows provided by investing activities during the year ended December 31, 2020 primarily consisted of approximately $9.9 million of proceeds from sale of Topaz Marketplace, which were partially offset by our aggregate additional $6.9 million investment in the Wilshire and Sunset and Gardner Joint Ventures.

Cash flows used in investing activities during the year ended December 31, 2019, primarily consisted of approximately $4.9 million of our investments in the Wilshire and Sunset and Gardner Joint Ventures. These were partially offset by proceeds of approximately $4.2 million from the sale of our unconsolidated joint venture interests.
Cash Flows from Financing Activities
Cash flows used by financing activities during the year ended December 31, 2020, primarily consisted of approximately $8.9 million in repayments of our line of credit. This was partially offset by approximately $4.0 million from construction loan proceeds.
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
The Shops at Turkey Creek remains unencumbered by debt and is available for financing to provide us funds, if needed. Additionally, during the quarter ended December 31, 2020, Shops at Turkey Creek was listed for sale.
On March 3, 2021, we obtained a $2.5 million Standby Loan Commitment (the “Loan”) from Glenborough Property Partners, LLC, an affiliate of the Advisor. If we elect to act on the Standby Commitment, the Loan would have a term of 12 months with an interest rate of 7.0% per annum, payable monthly. We would have the right to prepay or repay the Loan in whole or in part at any time without penalty. There are no other loan fees or financing coordination fees paid or payable in connection with this loan. The Loan would be secured by first deed of trust on Shops at Turkey Creek.
We believe that our cash on hand, along with other potential aforementioned sources of liquidity that we may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, there can be no guarantee that we will be successful with its plan.
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
As of December 31, 2020, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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
Loans Secured by Properties
On May 7, 2019, we refinanced and repaid our financing with Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of December 31, 2020, the Wilshire Construction Loan had a principal balance of approximately $12.5 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Construction Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
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
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2020 and 2019, our total operating expenses did not exceed the 2%/25% Guidelines.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of December 31, 2020
For a presentation of our quarterly distributions declared and paid to our common stockholders and holders of our common units, refer to Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”
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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Year Ended December 31,
FFO	2020	2019
Net income (loss)	$(15,508)	$138
Adjustments:
Gain on disposal of assets	(947)	(13)
Adjustment to reflect FFO of unconsolidated joint ventures	—	271
Depreciation of real estate	1,154	1,100
Amortization of in-place leases and leasing costs	227	290
Loss on impairment of real estate and property under development	13,383	—
FFO attributable to common shares and Common Units (1)	$(1,691)	$1,786

FFO per share and Common Unit (1)	$(0.15)	$0.16

Weighted average common shares and units outstanding (1)	10,962,045	11,049,317
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
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements consist primarily of carve-out guarantees in connection with one of our previous investments in unconsolidated joint ventures as described in the consolidated financial statements in our 2019 Annual Report on Form 10-K. These carve-out guarantees do not represent a liability of the partners other than carve-out guarantees for certain matters such as environmental conditions, misuse of funds and material misrepresentations. We have retained certain rights of recovery in connection with these carve-out guarantees. As of February 2021, all of the related loans were repaid in full.
Subsequent Events
Mortgage Financing
On March 3, 2021, we obtained a $2.5 million Standby Loan Commitment (the “Loan”) from Glenborough Property Partners, LLC, an affiliate of the Advisor. If we elect to act on the Standby Commitment, the Loan would have a term of 12 months with an interest rate of 7.0% per annum, payable monthly. We would have the right to prepay or repay the Loan in whole or in part at any time without penalty. There are no other loan fees or financing coordination fees paid or payable in connection with this loan. The Loan would be secured by first deed of trust on Shops at Turkey Creek.
Other Events
On March 3, 2021, SRT Advisor, LLC, the Advisor of Strategic Realty Trust and an affiliate of Glenborough, LLC, has notified the Board of Directors of Strategic Realty Trust, Inc. of its consolidation with PUR SRT Advisors LLC, an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
As of the three months ended December 31, 2020, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2021 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
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
Audit Committee Financial Expert
The information required by this Item is incorporated by reference to the 2021 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2021 Proxy Statement.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K:
1.The list of financial statements contained herein is set forth on page F-1 hereof.
2.Financial Statement Schedules -
a.Schedule III - Real Estate Operating Properties and Accumulated Depreciation is set forth beginning on page S-1 hereof.
b.All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
c.The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.
ITEM 16. FORM 10-K SUMMARY
None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Strategic Realty Trust, Inc. and Subsidiaries
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Strategic Realty Trust, Inc., and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Impairment of Long-Lived Assets
As described in Note 2 to the consolidated financial statements, the Company’s evaluation of investments in real estate, related intangible assets, and properties under development (collectively “real estate assets”) for impairment involves an assessment of each real estate asset to determine whether events or changes in circumstances exist that indicate that the carrying value of real estate assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate assets, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures, property sale capitalization rates, and expected holding period of the property. As described in Notes 2, 3 and 5 to the consolidated financial statements, the Company’s gross carrying value of investments in real estate was $59.8 million and its value of properties under development was $15.4 million as of December 31, 2020. During 2020, the Company recognized loss on impairment of real estate assets of $13.4 million.
We identified the determination of impairment indicators and impairment assessment of investments in real estate assets as a critical audit matter. Auditing management’s impairment conclusions required us to evaluate management’s identification of impairment indicators relating to the real estate assets’ estimated holding periods, future undiscounted cash flows, and estimated fair values. There is significant judgment used by management when evaluating the real estate assets for potential impairment.
The primary procedures we performed to address this critical audit matter included:
•Obtaining an understanding of the controls relating to the impairment assessments of real estate assets, including an understanding of controls over management’s identification of events or changes in circumstances that may indicate the carrying value of real estate assets may not be recoverable.
•Evaluating management’s identification of events or changes in circumstances that indicate the carrying amounts may not be recoverable and an impairment has occurred.
•Evaluating management’s determination of the estimated holding period of the real estate assets, including comparing previous holding period, and changes to the forecasted holding periods to management’s plans; discussing with accounting and operations management of the Company’s intent to hold or sell the real estate assets; evaluating the consistency with audit procedures in other areas of the audit; and reading minutes of the board of directors’ meetings.
•Testing management’s process for developing the estimated undiscounted future cash flows expected to be generated by the real estate assets, which includes evaluating the significant assumptions, the appropriateness of methods, the model outputs, and testing the completeness and accuracy of data provided by management.
•For real estate assets where management has concluded the carrying value is not recoverable, we used the work of internal fair value specialists in evaluating the significant assumptions relating to the estimated future discounted cash flows expected to be generated by the real estate assets, including the key inputs such as projected rental rates, capital expenditures, discount rates, and property sale capitalization rates, this involved considering past performance of the assets, comparing to market data, and whether the assumptions were consistent with evidence obtained in other areas of the audit.
/s/ Moss Adams LLP
San Francisco, California
March 26, 2021

We have served as the Company’s auditor since 2013.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31,
	2020	2019
ASSETS
Investments in real estate
Land	$25,400	$13,536
Building and improvements	32,165	23,732
Tenant improvements	2,199	1,264
	59,764	38,532
Accumulated depreciation	(3,797)	(3,308)
Investments in real estate, net	55,967	35,224
Properties under development and development costs
Land	12,958	25,851
Buildings	—	554
Development costs	2,441	20,813
Properties under development and development costs	15,399	47,218
Cash, cash equivalents and restricted cash	2,622	7,241
Prepaid expenses and other assets, net	106	114
Tenant receivables, net of $708 and $14 bad debt reserve	566	727
Lease intangibles, net	1,176	1,321
Assets held for sale	3,224	9,216
Deferred financing costs, net	—	105
TOTAL ASSETS (1)	$79,060	$101,166
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$38,339	$33,927
Accounts payable and accrued expenses	674	2,404
Amounts due to affiliates	11	140
Other liabilities	134	180
Liabilities related to assets held for sale	—	8,939
Below-market lease liabilities, net	247	296
TOTAL LIABILITIES (1)	39,405	45,886
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,739,814 and 10,759,721 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	110	110
Additional paid-in capital	94,602	94,719
Accumulated deficit	(55,771)	(40,571)
Total stockholders’ equity	38,941	54,258
Non-controlling interests	714	1,022
TOTAL EQUITY	39,655	55,280
TOTAL LIABILITIES AND EQUITY	$79,060	$101,166
(1)As of December 31, 2020 and December 31, 2019, includes approximately $39.8 million and $49.4 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $21.1 million and $18.5 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 4. “Variable Interest Entities”.
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2020	2019
Revenue:
Rental and reimbursements	$2,632	$3,892

Expense:
Operating and maintenance	1,841	1,450
General and administrative	1,652	1,681
Depreciation and amortization	1,381	1,390
Transaction expense	—	2
Interest expense	785	667
Loss on impairment of real estate and property under development	13,383	—
	19,042	5,190
Operating loss	(16,410)	(1,298)

Other income:
Equity in income of unconsolidated joint ventures	—	27
Net gain on sale of unconsolidated joint venture interests	—	1,417
Net gain on disposal of real estate	947	13
Income (loss) before income taxes	(15,463)	159
Income taxes	(45)	(21)
Net income (loss)	(15,508)	138
Net income (loss) attributable to non-controlling interests	(308)	3
Net income (loss) attributable to common stockholders	$(15,200)	$135

Earnings (loss) per common share - basic and diluted	$(1.41)	$0.01

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	10,744,570	10,818,686
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2018	10,863,299	$110	$95,336	$(38,546)	$56,900	$1,170	$58,070
Conversion of OP units to common shares	17,719	—	105	—	105	(105)	—
Redemption of common shares	(121,297)	—	(722)	—	(722)	—	(722)
Quarterly distributions	—	—	—	(2,160)	(2,160)	(46)	(2,206)
Net income	—	—	—	135	135	3	138
BALANCE — December 31, 2019	10,759,721	110	94,719	(40,571)	54,258	1,022	55,280
Redemption of common shares	(19,907)	—	(117)	—	(117)	—	(117)
Net loss	—	—	—	(15,200)	(15,200)	(308)	(15,508)
BALANCE — December 31, 2020	10,739,814	$110	$94,602	$(55,771)	$38,941	$714	$39,655
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(15,508)	$138
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net gain on disposal of real estate	(947)	(13)
Net gain on sale of joint venture interests	—	(1,417)
Loss on impairment of real estate and property under development	13,383	—
Equity in income of unconsolidated joint ventures	—	(27)
Straight-line rent	121	(98)
Amortization of deferred costs	431	631
Depreciation and amortization	1,381	1,390
Amortization of above and below-market leases	(40)	(23)
Provision for losses on tenant receivable	674	282
Changes in operating assets and liabilities:
Prepaid expenses and other assets	8	23
Tenant receivables	(629)	65
Accounts payable and accrued expenses	6	(62)
Amounts due to affiliates	(129)	110
Other liabilities	(46)	(195)
Net cash provided by (used in) operating activities	(1,295)	804

Cash flows from investing activities:
Proceeds from the sale of real estate	9,920	13
Net proceeds from sale of unconsolidated joint venture interests	—	4,150
Investment in properties under development and development costs	(6,926)	(4,884)
Improvements, capital expenditures, and leasing costs	(889)	(709)
Investments in unconsolidated joint ventures	—	(38)
Distributions from unconsolidated joint ventures	—	33
Net cash provided by (used in) investing activities	2,105	(1,435)

Cash flows from financing activities:
Redemption of common shares	(117)	(722)
Quarterly distributions	(220)	(2,652)
Proceeds from notes payable	4,015	39,545
Repayment of notes payable	(8,927)	(30,244)
Payment of loan fees from investments in consolidated variable interest entities	(174)	(617)
Payment of loan fees and financing costs	(6)	(785)
Net cash provided by (used in) financing activities	(5,429)	4,525

Net increase (decrease) in cash, cash equivalents and restricted cash	(4,619)	3,894
Cash, cash equivalents and restricted cash – beginning of period	7,241	3,347
Cash, cash equivalents and restricted cash – end of period	$2,622	$7,241

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Distributions declared but not paid	$—	$220
Change in accrued liabilities capitalized to investment in development	(1,629)	1,692
Change to accrued mortgage note payable interest capitalized to investment in development	30	(11)
Amortization of deferred loan fees capitalized to investment in development	251	419
Conversion of OP units to common shares	—	105
Changes in capital improvements, accrued but not paid	83	7
Cash paid for interest, net of amounts capitalized	346	86
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of December 31, 2020 and 2019, the Company owned 98.0% of the limited partnership interests in the OP.
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
The Company invests in and manages a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets. The Company has invested directly, and indirectly through joint ventures, in a portfolio of income-producing retail properties located throughout the United States, with a focus on multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. During the first quarter of 2016, the Company invested, through joint ventures, in two significant retail projects under development. During the third quarter of 2020, construction of one of the development projects was substantially completed. As of December 31, 2020, this property had approximately 12,000 rentable square feet of retail space, which was 62% leased.
As of December 31, 2020, in addition to one development project and the property recently placed in service, the Company’s portfolio of wholly-owned properties was comprised of 7 properties, including one property held for sale, with approximately 43,000 rentable square feet of retail space located in two states, as well as an improved land parcel. As of December 31, 2020, the rentable space at the Company’s retail properties was 79% leased.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
COVID-19 Pandemic
Currently, a material risk and uncertainty facing the Company, the retail industry, the real estate industry and the economy generally is the adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants and business partners. Many of the Company’s tenants have requested rent deferral or rent abatement as a result of the pandemic. During the year ended December 31, 2020, some of the tenants, that had requested rent relief, resumed paying full or partial rent, as some restrictions have been partially lifted. As such, the Company is unable to predict the full impact that the pandemic will have on its financial condition, results of operations and cash flows. The full extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Historically, the Company’s cash flows have been primarily funded by cash provided by property operations, the sales of properties and the sale of shares of the Company’s common stock. The COVID-19 pandemic has had a material detrimental impact on our liquidity. As of December 31, 2020, the Company had approximately $1.8 million in cash and cash equivalents. In addition, the Company had approximately $0.8 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs). The Company has taken several steps to preserve capital and increase liquidity, such as:
•On March 27, 2020, the Board decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of December 31, 2020.
•Effective May 21, 2020, the Company suspended its Amended and Restated Share Redemption Program (the “SRP). The SRP will remain suspended and no further redemptions will be made unless and until the Company’s board of directors (the “Board”) approves the resumption of the SRP.
•Furthermore, the Shops at Turkey Creek remains unencumbered by debt and is available for financing to provide funds for the Company, if needed. Refer to Note 13, “Subsequent Events” for discussion around a Standby Loan Commitment executed between the Company and Glenborough Property Partners, LLC, an affiliate of the Company’s Advisor. Additionally, during the quarter ended December 31, 2020, Shops at Turkey Creek was listed for sale. Refer to Note 3, “Real Estate Investments” for additional information.
The Company remains in compliance with all the terms of the Wilshire Construction Loan (as defined below), which matures on May 10, 2022 with the options to extend for two additional twelve-month periods, subject to certain conditions. Similarly, the Company remains in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 21, 2021.
The Company fully paid off the revolving line of credit with the SRT Loan (as defined below) from PFP Holding Company, LLC (the “SRT Lender”). The SRT Loan is secured by six of the Company’s core urban properties in Los Angeles and San Francisco. The SRT Loan does not have the sort of restrictive covenants and ongoing debt coverage ratios that could trigger a default caused by tenants not paying rent or seeking rent relief (unlike the former line of credit).
The Company is in constant communication with its tenants and is assisting tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2020 and 2019, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 4. “Variable Interest Entities” for additional information.
Non-Controlling Interests
The Company’s non-controlling interests are comprised of common units in the OP (“Common Units”). The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. Net income attributable to non-controlling interests is presented as a reduction from net income in calculating net income attributable to common stockholders on the consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in the Company’s results of operations when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at December 31, 2020 and 2019, qualified as permanent equity.
Use of Estimates
The preparation of the Company’s consolidated financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and the Company’s disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in the Company’s consolidated financial statements, and actual results could differ from the estimates or assumptions used by management. Additionally, other companies may utilize different estimates that may impact the comparability of the Company’s consolidated results of operations to those of companies in similar businesses. The Company considers significant estimates to include the carrying amounts and recoverability of investments in real estate, impairments, real estate acquisition purchase price allocations, allowance for doubtful accounts and straight-line rent receivable, estimated useful lives to determine depreciation and amortization and fair value determinations, among others.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statement of cash flows (amounts in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$1,816	$6,119
Restricted cash	806	1,122
Total cash, cash equivalents, and restricted cash	$2,622	$7,241
Revenue Recognition
Revenues include minimum rents, expense recoveries and percentage rental payments. Minimum rents are recognized on an accrual basis over the terms of the related leases on a straight-line basis when collectability is reasonably assured and the tenant has taken possession or controls the physical use of the leased property. If the lease provides for tenant improvements, the Company determines whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company is the owner of the tenant improvements, the tenant is not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements are substantially completed. When the tenant is the owner of the tenant improvements, any tenant improvement allowance that is funded is treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership is determined based on various factors including, but not limited to:
•whether the lease stipulates how a tenant improvement allowance may be spent;
•whether the amount of a tenant improvement allowance is in excess of market rates;
•whether the tenant or landlord retains legal title to the improvements at the end of the lease term;
•whether the tenant improvements are unique to the tenant or general-purpose in nature; and
•whether the tenant improvements are expected to have any residual value at the end of the lease.
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
The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable (excluding properties held for sale), which is included in tenant receivables, net, on the consolidated balance sheets, was approximately $0.6 million at each December 31, 2020 and 2019.
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
In February 2017, the FASB issued ASU No. 2017-05, Other Income-Gains and Losses for the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”). ASU 2017-05 amends the guidance on nonfinancial assets in ASC 610-20. The amendments clarify that (i) a financial asset is within the scope of ASC 610-20 if it meets the definition of an in-substance

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
nonfinancial asset and may include nonfinancial assets transferred within a legal entity to a counter-party, (ii) an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counter-party and de-recognize each asset when a counter-party obtains control of it, and (iii) an entity should allocate consideration to each distinct asset by applying the guidance in ASC 606 on allocating the transaction price to performance obligations. Further, ASU 2017-05 provides guidance on accounting for partial sales of nonfinancial assets. The Company adopted the provisions of ASC 610-20 effective January 1, 2018, for gains on sale of real estate, and recognizes any gains at the time control of a property is transferred and when it is probable that substantially all of the related consideration will be collected.
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
The Company analyzes tenant receivables, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company will make estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims can exceed one year. When a tenant is in bankruptcy, the Company will record a bad debt reserve for the tenant’s receivable balance and generally will not recognize subsequent rental revenue until cash is received or until the tenant is no longer in bankruptcy and has the ability to make rental payments. The increase in bad debt receivable as of December 31, 2020, was primarily due to tenants who are in default under their leases.
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
As of December 31, 2020, in other than the Company’s properties classified as held for sale, 3705 Group, LLC and La Conq, LLC each accounted for more than 10% of the Company’s annualized minimum rent. As of December 31, 2020, $0.3 million was outstanding from 3705 Group, LLC. There were no amounts outstanding from La Conq, LLC.
As of December 31, 2019, in other than the Company’s properties classified as held for sale, 3705 Group, Connor Concepts, Inc., and A Mano each accounted for more than 10% of the Company’s annualized minimum rent. As of December 31, 2019, $35 thousand and $10 thousand was outstanding from 3705 Group, LLC and A Mano, respectively. There were no amounts outstanding from Connor Concepts, Inc.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Evaluation of business combination or asset acquisition:
The Company evaluates each acquisition of real estate to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted for as a business combination. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:
•Substantially all of the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets; or
•The integrated set of assets and activities is lacking, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs (i.e. revenue generated before and after the transaction).
An acquired process is considered substantive if:
•The process includes an organized workforce (or includes an acquired contract that provides access to an organized workforce), that is skilled, knowledgeable, and experienced in performing the process;
•The process cannot be replaced without significant cost, effort, or delay; or
•The process is considered unique or scarce.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
management. Capitalization of borrowing costs is suspended if there are prolonged periods when development activity is interrupted. Capitalized costs are reduced by any profits from incidental operations.
Interest on projects is based on interest rates in place during the development period, and is capitalized until the project is ready for its intended use. The amount of interest capitalized during the years ended December 31, 2020 and 2019, was approximately $2.1 million and $2.7 million, respectively.
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
The Company recorded an impairment loss during the year ended December 31, 2020 of approximately $13.4 million related to the development project and the operating property it owns through joint ventures, which was included in the Company’s consolidated statement of operations.
The Company did not record any impairment losses during the year ended December 31, 2019.
Assets Held for Sale
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Recent Accounting Pronouncements
The FASB issued the following ASUs, which could have potential impact to the Company’s consolidated financial statements:
In April 2020, the FASB issued a Q&A allowing for reporting entities to make an accounting policy election evaluate whether certain relief provided by a lessor in response to the COVID-19 pandemic is a lease modification. An entity that elects not to evaluate whether a concession is a modification can then elect to apply the modification guidance to that relief, or account for the concession as if it were contemplated as part of the existing contract. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The elections should be applied consistently to leases with similar characteristics and in similar circumstances. The Company adopted this guidance during the three months ended June 30, 2020. The Company elected to account for the concession as if it were contemplated as part of the existing contract.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2018-13 effective January 1, 2020. The adoption of ASU 2018-13 did not have an impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset, measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Adjustments resulting from adopting ASU 2016-13 shall be applied through a cumulative-effect adjustment to retained earnings. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates (“ASU 2019-10”). ASU 2019-10 extended the mandatory effective date for smaller reporting companies to beginning after December 15, 2022. The adoption of Financial Instruments - Credit Losses is not expected to have an impact on the Company’s consolidated financial statements.
3. REAL ESTATE INVESTMENTS
Sale of Properties
On February 10, 2020, the Company consummated the disposition of Topaz Marketplace, located in Hesperia, California, for approximately $10.5 million in cash. The Company used the net proceeds from the sale to repay the line of credit in its entirety. The disposition of Topaz Marketplace resulted in a gain of approximately $0.9 million, which was included in the Company’s consolidated statement of operations. The Company retained a residual land parcel, that is an improved drive-thru pad.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company’s consolidated statements of operations include net operating income for the years ended December 31, 2020 and 2019, related to Topaz Marketplace as follows (amounts in thousands):

	Year Ended December 31,
	2020	2019
Operating income (loss)	$(6)	$555
Pro Forma Financial Information
The pro forma financial information below is based upon the Company’s historical consolidated statements of operations for the years ended December 31, 2020 and 2019, adjusted to give effect to the above sale transaction as if it had been completed at the beginning of 2020 and 2019, respectively. The pro forma financial information is presented for information purposes only, and may not be indicative of what actual results of operations would have been had the transaction occurred at the beginning of 2020 and 2019, respectively, nor does it purport to represent results of operations for future periods (amounts in thousands, except per share amounts):

	(Pro Forma)
	Year Ended December 31,
	2020	2019
Rental and reimbursement revenues	$2,513	$2,898
Net income (loss)	(15,502)	530
Net income (loss) attributable to common stockholders	$(15,194)	$519

Net earnings (loss) per share, attributable to common shares - basic and diluted	$(1.41)	$0.05
Assets Held for Sale and Liabilities Related to Assets Held for Sale
At December 31, 2020, Shops at Turkey Creek, located in Knoxville, Tennessee, was classified as held for sale in the consolidated balance sheets.
Since the sale of this property does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of this property were not reported as discontinued operations in the Company’s consolidated financial statements.
The Company’s consolidated statements of operations include net operating income of approximately $0.1 million and $0.2 million, respectively, for the years ended December 31, 2020 and 2019, related to the assets held for sale.
As of March 31, 2020, the residual land parcel at Topaz Marketplace, located in Hesperia, California, no longer met certain criteria to be classified as held for sale. As such, the value related to the parcel was recorded within the relevant line item in the consolidated balance sheet.
At December 31, 2019, Topaz Marketplace, located in Hesperia, CA, was classified as held for sale in the consolidated balance sheets. As previously disclosed, the Company consummated the disposition of Topaz Marketplace on February 10, 2020.
The major classes of assets and liabilities related to assets held for sale included in the consolidated balance sheets are as follows (amounts in thousands):

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

	December 31,
	2020	2019
ASSETS
Investments in real estate
Land	$1,416	$1,680
Building and improvements	2,224	7,966
Tenant improvements	141	898
	3,781	10,544
Accumulated depreciation	(662)	(1,709)
Investments in real estate, net	3,119	8,835
Tenant receivables, net	—	108
Lease intangibles, net	105	273
Assets held for sale	$3,224	$9,216
LIABILITIES
Notes payable	$—	$8,927
Below-market lease intangibles, net	—	12
Liabilities related to assets held for sale	$—	$8,939
Amounts above are being presented at their carrying value, which the Company believes to be lower than their estimated fair value less costs to sell.
4. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Sunset & Gardner Joint Venture and (ii) the 3032 Wilshire Joint Venture. The Company has consolidated the accounts of these variable interest entities.
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
Through December 31, 2020, the Company made additional capital contributions totaling $7.4 million to the Sunset & Gardner Joint Venture.
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
During the year ended December 31, 2020, construction of the Wilshire Property was substantially completed.
Through December 31, 2020, the Company made additional capital contributions totaling $7.8 million to the Wilshire Joint Venture.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of December 31, 2020 and 2019 (amounts in thousands):

	December 31,
	2020	2019
ASSETS
Investments in real estate
Land	$13,026	$—
Building and improvements	10,624	—
Tenant improvements	547	—
	24,197	—
Accumulated depreciation	(209)	—
Investments in real estate, net	23,988	—
Properties under development and development costs:
Land	12,958	25,851
Buildings	—	554
Development costs	2,441	20,813
Properties under development and development costs	15,399	47,218
Cash, cash equivalents and restricted cash	340	2,154
Prepaid expenses and other assets, net	11	7
Lease intangibles, net	73	4
TOTAL ASSETS (1)	$39,811	$49,383

LIABILITIES
Notes payable, net (2)	$20,868	$16,713
Accounts payable and accrued expenses	212	1,702
Amounts due to affiliates	—	111
Other liabilities	33	5
TOTAL LIABILITIES	$21,113	$18,531
(1)The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.
(2)As of December 31, 2020 and 2019, includes reclassification of approximately $0.3 million and $0.5 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the Wilshire Joint Venture is partially guaranteed by the Company, refer to Note 7, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.
5. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2020, the leases at the Company’s properties, excluding the property classified as held for sale, have remaining terms (excluding options to extend) of up to 10.9 years with a weighted-average remaining term (excluding options to extend) of approximately 6.3 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled approximately $0.1 million and $0.2 million as of December 31, 2020 and 2019, respectively.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the components of income from real estate operations for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2020	2019
Lease income - operating leases	$2,040	$2,983
Variable lease income (1)	592	909
Rental and reimbursements income	$2,632	$3,892
(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.
During the year ended December 31, 2020, certain of the Company’s tenants requested rent relief as a result of the COVID-19 pandemic. At the start of the pandemic and shelter-in-place orders, a majority of the Company’s tenants requested rent deferral or rent abatement due to the pandemic and government-mandated restrictions. These tenants totaled approximately 94% of the leased square footage in the Company’s wholly-owned properties. Not all tenant requests resulted in modified agreements nor did the Company forgo its contractual rights under its lease agreements. The Company reviewed these requests on a case-by-case basis and agreed to modifications to some of the tenant leases, while other leases were not modified. Of the total leased square footage in the Company’s wholly-owned properties, 47% of the leases were either (i) not modified and the tenants were able to continue to make their payments or (ii) the leases were modified to provide for a short-term temporary rent deferral or abatement. The rent deferrals generally were one to two months and were to be repaid within 12 months. Any rent abatement was typically one to two months and involved an extension of the tenant's lease. Another 28% of the leases in the Company’s wholly-owned properties were modified to provide ongoing rent relief to the tenant. These lease modifications involved some combination of lease extensions, application of security deposits, temporary rent deferrals, partial rent forgiveness or abatement, and new percentage rent clauses to protect the landlord in the event sales returned to prior levels during the period of the lease modifications. Temporary deferrals resulted in increased receivable balances, with continued recognition of revenue during the deferral period. Lease term extensions with partial rent forgiveness and/or abatement, resulted in adjustments to the amount of revenue recognized on a straight-line basis. The tenants making up the remaining 25% of the Company’s wholly-owned properties’ leased square footage requested lease concessions; however, the Company could not agree with these tenants on lease changes acceptable to both parties. On December 31, 2020, these tenants were in default under their leases; however, the Company is temporarily unable to evict them under state and local statutes and moratoria. The Company is working with these tenants to find replacement tenants and terminate their leases.
As of December 31, 2020, approximately $0.4 million of rental income due and payable was outstanding. The Company collected a total of approximately $15 thousand, or 4%, of the outstanding balance in January and February 2021. Additionally, approximately $0.1 million of rental income earned and recognized during the year ended December 31, 2020, was deferred and is expected to be collected in future periods.
As of December 31, 2020, the future minimum rental income from the Company’s wholly-owned properties under non-cancelable operating leases, excluding properties classified as held for sale, was as follows (amounts in thousands):

2021	$1,711
2022	1,803
2023	1,828
2024	1,850
2025	1,638
Thereafter	3,434
Total	$12,264

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of December 31, 2020 and 2019, the Company’s acquired lease intangibles and below-market lease liabilities, excluding intangibles and below-market lease liabilities classified as held for sale, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Cost	$1,892	$2,084	$(389)	$(492)
Accumulated amortization	(716)	(763)	142	196
Total	$1,176	$1,321	$(247)	$(296)
The Company’s amortization of lease intangibles and below-market lease liabilities for the years ended December 31, 2020 and 2019, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Year Ended December 31,		Year Ended December 31,
	2020	2019	2020	2019
Amortization	$(236)	$(329)	$49	$62
The scheduled future amortization of lease intangibles and below-market lease liabilities, excluding intangibles and below-market lease liabilities classified as held for sale, as of December 31, 2020, was as follows (amounts in thousands):

	Lease Intangibles	Below-Market Lease Intangibles
2021	$191	$(34)
2022	191	(34)
2023	188	(34)
2024	178	(34)
2025	131	(25)
Thereafter	297	(86)
Total	$1,176	$(247)

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
As of December 31, 2020, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At December 31, 2020, the Company was in compliance with the loan requirements in effect as of that date.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
Loans Secured by Properties
On May 7, 2019, the Company refinanced and repaid its financing from Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of December 31, 2020, the Wilshire Construction Loan had a principal balance of approximately $12.5 million, with future funding availability up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of December 31, 2020 (amounts in thousands):

2021	$8,700
2022	12,510
2023	18,000
Total (1)	$39,210
(1)Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.9 million deferred financing costs, net.
During the year ended December 31, 2020, the Company incurred and expensed approximately $0.8 million of interest costs, which included the amortization of deferred financing costs of approximately $0.4 million. During the year ended December 31, 2019, the Company incurred and expensed approximately $0.7 million of interest costs, which primarily consisted of amortization of deferred financing costs. Also during the years ended December 31, 2020 and 2019, the Company incurred and capitalized approximately $2.1 million and $2.7 million, respectively, of interest expense related to the variable interest entities which included amortization of deferred financing costs of approximately $0.3 million and $0.4 million, respectively, for each period.
As of both December 31, 2020 and 2019, interest expense payable was approximately $0.2 million, including an amount related to the variable interest entities of approximately $0.1 million, for each period.
8. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at December 31, 2020.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
Using Level 3 measurements, including each property’s undiscounted cash flow, which took into account each property’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, as well as terminal capitalization rates that range from 4.23% to 4.50%, the Company determined that the carrying values of the operating and development properties it owns through the Wilshire Joint Venture and the Sunset & Gardner Joint Venture, respectively, were not fully recoverable. As such, for the year ended December 31, 2020, the Company recorded impairment losses of approximately $4.4 million and $8.9 million, respectively, related to the Wilshire Property and the development property owned by the Sunset & Gardner Joint Venture.
For the year ended December 31, 2019, the Company did not record any impairment losses.
9. EQUITY
Common Stock
Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share.
On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross operating proceeds of $104.7 million, 391,182 shares of common stock under the distribution reinvestment plan (“DRIP”) for gross offering proceeds of $3.6 million, granted 50,000 shares of restricted stock and issued 273,729 common shares to pay a portion of a special distribution on November 4, 2015. Cumulatively, through December 31, 2020, pursuant to the Original Share Redemption Program and the Amended and Restated Share Redemption Program (the “SRP”), the Company has redeemed 878,458 shares sold in the Offering and/or the DRIP for $6.2 million.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Preferred Stock
The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2020 and 2019, no shares of preferred stock were issued and outstanding.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
will continue to accept death and qualifying disability redemption filings from stockholders, but will not take any action with regard to those requests until the board of directors has elected to lift the suspension and provided the terms and conditions for any continuation of the SRP.
The following table summarizes share redemption activity during the years ended December 31, 2020 and 2019 (amounts in thousands, except shares):

	Year Ended December 31,
	2020	2019
Shares of common stock redeemed	19,907	121,297
Purchase price	$117	$722
As stated above, cumulatively, through December 31, 2020, pursuant to the Original Share Redemption Program and the Amended and Restated SRP, the Company has redeemed 878,458 shares sold in the Offering and/or its dividend reinvestment plan for $6.2 million.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of December 31, 2020.
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

10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of December 31, 2020. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the years ended December 31, 2020 and 2019 (amounts in thousands, except shares and per share amounts):

	Year Ended December 31,
	2020	2019
Numerator - basic and diluted
Net income (loss)	$(15,508)	$138
Net income (loss) attributable to non-controlling interests	(308)	3
Net income (loss) attributable to common shares	$(15,200)	$135
Denominator - basic and diluted
Basic weighted average common shares	10,744,570	10,818,686
Common Units (1)	—	—
Diluted weighted average common shares	10,744,570	10,818,686
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$(1.41)	$0.01
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
Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Year Ended December 31,		December 31,
Expensed	2020	2019	2020	2019
Asset management fees	$636	$647	$—	$—
Reimbursement of operating expenses	23	35	—	—
Property management fees	81	126	9	7
Disposition fees	157	2	—	—
Total	$897	$810	$9	$7

Capitalized
Acquisition fees	$18	$46	$—	$—
Leasing fees	113	—	—	—
Legal leasing fees	42	—	—	—
Construction management fees	138	174	2	111
Financing coordination fees	44	179	—	22
Total	$355	$399	$2	$133
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
For the years ended December 31, 2020 and 2019, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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
13. SUBSEQUENT EVENTS
Mortgage Financing
On March 3, 2021, the Company obtained a $2.5 million Standby Loan Commitment (the “Loan”) from Glenborough Property Partners, LLC, an affiliate of the Advisor. If the Company elects to act on the Standby Commitment, the Loan would have a term of 12 months with an interest rate of 7.0% per annum, payable monthly. The Company would have the right to prepay or repay the Loan in whole or in part at any time without penalty. There are no other loan fees or financing coordination fees paid or payable in connection with this loan. The Loan would be secured by first deed of trust on Shops at Turkey Creek.
Other Events
On March 3, 2021, SRT Advisor, LLC, the Advisor of Strategic Realty Trust and an affiliate of Glenborough, LLC, has notified the Board of Directors of Strategic Realty Trust, Inc. of its consolidation with PUR SRT Advisors LLC, an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2020

(amounts in thousands)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)	Gross Amount of Which Carried at Close of Period					Life on which Depreciation in Latest Statement of Operations is Computed(3)
	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total (2)	Accumulated Depreciation	Acquisition Date
Topaz Marketplace	$—	$2,120	$10,724	$(12,590)	$254	$—	$254	$—	9/23/2011	n/a
400 Grove Street	1,450	1,009	1,813	—	1,009	1,813	2,822	(272)	6/14/2016	5-30
8 Octavia Street	1,500	728	1,847	612	728	2,459	3,187	(323)	6/14/2016	5-30
Fulton Shops	2,200	1,187	3,254	2	1,187	3,256	4,443	(531)	7/27/2016	5-30
450 Hayes	3,650	2,324	5,009	367	2,324	5,376	7,700	(771)	12/22/2016	5-30
388 Fulton	2,300	1,109	2,943	319	1,112	3,259	4,371	(510)	01/04/2017	5-30
Silver Lake	6,900	5,747	6,646	398	5,760	7,031	12,791	(1,182)	01/11/2017	5-30
Wilshire Property	12,510	12,893	613	10,690	13,026	11,170	24,196	(208)	03/08/2016	5-30
Total	$30,510	$27,117	$32,849	$(202)	$25,400	$34,364	$59,764	$(3,797)
(1)The cost capitalized subsequent to acquisition may include negative balances resulting from the write-off and impairment of real estate assets, and parcel sales.
(2)The aggregate net tax basis of land and buildings, excluding properties held for sale, for federal income tax purposes is $62.5 million.
(3)Buildings and building improvements are depreciated over their useful lives as shown. Tenant improvements are amortized over the life of the related lease, which with our current portfolio can vary from 1 year to over 15 years.

(in thousands)	Year Ended December 31,
	2020	2019
Real Estate:
Balance at the beginning of the year	$38,532	$48,393
Improvements	565	683
Dispositions	(2)	—
Impairments	(4,447)	—
Balances associated with changes in reporting presentation (1)	25,116	(10,544)
Balance at the end of the year	$59,764	$38,532

Accumulated Depreciation:
Balance at the beginning of the year	$3,308	$3,917
Depreciation expense	1,154	1,100
Dispositions	(2)	—
Balances associated with changes in reporting presentation (1)	(663)	(1,709)
Balance at the end of the year	$3,797	$3,308
(1)The balances associated with changes in reporting presentation represent real estate and accumulated depreciation reclassified as assets held for sale.
See accompanying report of independent registered public accounting firm.

S-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 26, 2021.

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

Signature	Title(s)	Date

/s/ Todd A. Spitzer	Chairman of the Board	March 26, 2021
Todd A. Spitzer

/s/ Andrew Batinovich	Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)	March 26, 2021
Andrew Batinovich

/s/ M. Bradley Kettmann	Chief Financial Officer (Principal Financial)	March 26, 2021
M. Bradley Kettmann

/s/ Phillip I. Levin	Director	March 26, 2021
Phillip I. Levin

/s/ Jeffrey S. Rogers	Director	March 26, 2021
Jeffrey S. Rogers

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

4.1	Description of Registrant’s Securities		10-K	3/18/2020

10.1	Promissory Note with ReadyCap Commercial, LLC, dated May 6, 2019		10-Q	08/09/2019

10.2	Loan Agreement with ReadyCap commercial, LLC, dated May 6, 2019		10-Q	08/09/2019

10.3	Loan Modification Agreement between Sunset & Gardner Investors LLC and Lone Oak Fund, LLC, dated July 20, 2020		10-Q	11/06/2020

10.4	Eighth Amendment to the Advisory Agreement, dated July 30, 2020		8-K	7/31/2020

10.5	Lease Agreement with 3705 Group, LLC		10-K	3/19/2019

10.6	Loan Agreement between SRT SF Retail I, LLC and SRT LA Retail, LLC and PFP Holding Company VI, LLC, dated December 24, 2019		10-K	3/18/2020
			10-K	3/18/2020
10.7	Promissory Note with PFP Holding Company VI, LLC, dated December 24, 2019		10-K	3/18/2020

10.8	Lease Agreement with La Conq, LLC	X

21	Subsidiaries of the Company	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
S-3

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

S-4