Form 10-Q
period 2021-03-31
Strategic Realty Trust, Inc.
filed 2021-05-14
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 10, 2021, there were 10,739,814 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020, as filed with the SEC on March 26, 2021 (the “2020 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Investments in real estate
Land	$25,400	$25,400
Building and improvements	32,176	32,165
Tenant improvements	2,338	2,199
	59,914	59,764
Accumulated depreciation	(4,108)	(3,797)
Investments in real estate, net	55,806	55,967
Properties under development and development costs
Land	12,958	12,958
Development costs	2,910	2,441
Properties under development and development costs	15,868	15,399
Cash, cash equivalents and restricted cash	1,481	2,622
Prepaid expenses and other assets, net	258	106
Tenant receivables, net of $779 and $708 bad debt reserve	718	566
Lease intangibles, net	1,183	1,176
Assets held for sale	3,233	3,224
TOTAL ASSETS (1)	$78,547	$79,060
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$38,485	$38,339
Accounts payable and accrued expenses	762	674
Amounts due to affiliates	111	11
Other liabilities	167	134
Below-market lease liabilities, net	238	247
TOTAL LIABILITIES (1)	39,763	39,405
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,739,814 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	110	110
Additional paid-in capital	94,602	94,602
Accumulated deficit	(56,625)	(55,771)
Total stockholders’ equity	38,087	38,941
Non-controlling interests	697	714
TOTAL EQUITY	38,784	39,655
TOTAL LIABILITIES AND EQUITY	$78,547	$79,060
(1)As of March 31, 2021 and December 31, 2020, includes approximately $40.4 million and $39.8 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $21.4 million and $21.1 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 4. “Variable Interest Entities”.
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Rental and reimbursements	$715	$807

Expense:
Operating and maintenance	506	450
General and administrative	410	407
Depreciation and amortization	357	301
Interest expense	313	171
	1,586	1,329
Operating loss	(871)	(522)

Other income:
Net gain on disposal of real estate	—	947
Net income (loss)	(871)	425
Net income (loss) attributable to non-controlling interests	(17)	8
Net income (loss) attributable to common stockholders	$(854)	$417

Earnings (loss) per common share - basic and diluted	$(0.08)	$0.04

Weighted average shares outstanding used to calculate earnings (loss) per common share - basic and diluted	10,739,729	10,759,198
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2020	10,739,814	$110	$94,602	$(55,771)	$38,941	$714	$39,655
Net loss	—	—	—	(854)	(854)	(17)	(871)
BALANCE — March 31, 2021	10,739,814	$110	$94,602	$(56,625)	$38,087	$697	$38,784

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2019	10,759,721	$110	$94,719	$(40,571)	$54,258	$1,022	$55,280
Redemption of common shares	(19,907)	—	(117)	—	(117)	—	(117)
Net Income	—	—	—	417	417	8	425
BALANCE — March 31, 2020	10,739,814	$110	$94,602	$(40,154)	$54,558	$1,030	$55,588
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(871)	$425
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net gain on disposal of real estate	—	(947)
Straight-line rent	(50)	(14)
Amortization of deferred costs	103	171
Depreciation and amortization	357	301
Amortization of above and below-market leases	(7)	(13)
Provision for losses on tenant receivable	175	168
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(152)	(128)
Tenant receivables	(277)	(119)
Accounts payable and accrued expenses	(90)	(153)
Amounts due to affiliates	100	(69)
Other liabilities	33	(32)
Net cash used in operating activities	(679)	(410)

Cash flows from investing activities:
Proceeds from the sale of real estate	—	9,920
Investment in properties under development and development costs	(366)	(2,485)
Improvements and capital expenditures	(48)	(162)
Payments for leasing costs	(48)	(117)
Net cash provided by (used in) investing activities	(462)	7,156

Cash flows from financing activities:
Redemption of common shares	—	(117)
Quarterly distributions	—	(220)
Proceeds from notes payable	—	1,590
Repayment of notes payable	—	(8,927)
Payment of loan fees and financing costs	—	(7)
Net cash used in financing activities	—	(7,681)

Net decrease in cash, cash equivalents and restricted cash	(1,141)	(935)
Cash, cash equivalents and restricted cash – beginning of period	2,622	7,241
Cash, cash equivalents and restricted cash – end of period	$1,481	$6,306

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Change in accrued liabilities capitalized to investment in development	$60	$(353)
Change to accrued mortgage note payable interest capitalized to investment in development	—	15
Amortization of deferred loan fees capitalized to investment in development	43	73
Changes in capital improvements, accrued but not paid	118	(7)
Cash paid for interest, net of amounts capitalized	210	13
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. As of March 31, 2021, the Company was externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2021. The current term of the Advisory Agreement terminates on August 9, 2021. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties. On March 1, 2021, but effective April 1, 2021, the Advisor merged with PUR SRT Advisors LLC, an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. As a result of this transaction, PUR SRT Advisors LLC, controls SRT Advisor, LLC.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of March 31, 2021 and December 31, 2020, the Company owned 98.0% of the limited partnership interests in the OP.
The Company’s principal demand for funds has been for the acquisition of real estate assets, the payment of operating expenses, interest on outstanding indebtedness, the payment of distributions to stockholders, and investments in development of properties. Substantially all of the proceeds of the Offering, which terminated in February 2013, have been used to fund investments in real properties and other real estate-related assets, for payment of operating expenses, for payment of interest, for payment of various fees and expenses, such as acquisition fees and management fees, and for payment of distributions to stockholders. The Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its future cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to the Company from any sale of equity that it may conduct in the future.
The Company invests in and manages a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets. The Company has invested directly, and indirectly through joint ventures, in a portfolio of income-producing retail properties located throughout the United States, with a focus on multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. During the first quarter of 2016, the Company invested, through joint ventures, in two significant retail projects under development. During the third quarter of 2020, construction of one of the development projects was completed and placed in service. As of March 31, 2021, this property had approximately 12,000 rentable square feet of retail space, which was 73% leased.
As of March 31, 2021, in addition to one development project and the property recently placed in service, the Company’s portfolio of wholly-owned properties was comprised of 7 properties, including one property held for sale, with approximately 43,000 rentable square feet of retail space located in two states, as well as an improved land parcel. As of March 31, 2021, the rentable space at the Company’s retail properties was 79% leased.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
COVID-19 Pandemic
Currently, a material risk and uncertainty facing the Company, the retail industry, the real estate industry and the economy generally is the adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants and business partners. A majority of the Company’s tenants requested rent deferral or rent abatement as a result of the pandemic. Recently, some of the tenants have resumed paying full or partial rent, as some restrictions have been partially lifted. As such, the Company is unable to predict the full impact that the pandemic will have on its financial condition, results of operations and cash flows. The full extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Since the termination of the Offering in 2013, the Company’s cash flows have been primarily funded by cash provided by property operations and the sales of properties. The COVID-19 pandemic has had a material detrimental impact on the Company’s retail tenants and their ability to pay rent and consequently on the Company’s liquidity. As of March 31, 2021, the Company had approximately $0.7 million in cash and cash equivalents. In addition, the Company had approximately $0.8 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs). The Company has taken several steps to preserve capital and increase liquidity, such as:
•On March 27, 2020, the Board decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of March 31, 2021.
•Effective May 21, 2020, the Company suspended its Amended and Restated Share Redemption Program (the “SRP). The SRP will remain suspended and no further redemptions will be made unless and until the Company’s board of directors (the “Board”) approves the resumption of the SRP.
•Furthermore, prior to its sale on April 27, 2021, which provided the Company with $3.8 million in proceeds as additional liquidity, the Shops at Turkey Creek was unencumbered by debt and was available for financing to provide funds for the Company, if needed. Refer to Note 11, “Related Party Transactions” for additional information regarding a Standby Loan Commitment executed between the Company and Glenborough Property Partners, LLC. Refer to Note 13, “Subsequent Events” for additional information regarding the sale of Shops of Turkey Creek.
The Company remains in compliance with all the terms of the Wilshire Construction Loan (as defined below), which matures on May 10, 2022 with the options to extend for two additional twelve-month periods, subject to certain conditions. Similarly, the Company remains in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 21, 2021.
The SRT Loan (as defined below) is secured by six of the Company’s core urban properties in Los Angeles and San Francisco. The SRT Loan does not have restrictive covenants and ongoing debt coverage ratios that could trigger a default caused by tenants not paying rent or seeking rent relief.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of March 31, 2021 and 2020, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 4. “Variable Interest Entities” for additional information.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statement of cash flows (amounts in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$714	$1,816
Restricted cash	767	806
Total cash, cash equivalents, and restricted cash	$1,481	$2,622
Reclassifications
Certain prior period amounts have been reclassified to conform with current period’s presentation. The reclassifications had no effect on the Company’s condensed consolidated financial condition, results of operations, or cash flows.
Recent Accounting Pronouncements
The FASB issued the following ASUs, which could have potential impact to the Company’s condensed consolidated financial statements:
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time through December 31, 2022. The Company is evaluating the impact of reference rate reform and whether it will apply any of these practical expedients.
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
3. REAL ESTATE INVESTMENTS
Assets Held for Sale
At March 31, 2021, Shops at Turkey Creek, located in Knoxville, Tennessee, was classified as held for sale in the condensed consolidated balance sheets.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Since the sale of this property does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of this property were not reported as discontinued operations in the Company’s condensed consolidated financial statements.
The Company’s condensed consolidated statements of operations include net operating income of approximately $60 thousand and $33 thousand, respectively, for the three months ended March 31, 2021 and 2020, related to the assets held for sale.
The major classes of assets held for sale included in the condensed consolidated balance sheets are as follows (amounts in thousands):

	March 31,	December 31,
	2021	2020
ASSETS
Investments in real estate
Land	$1,416	$1,416
Building and improvements	2,224	2,224
Tenant improvements	141	141
	3,781	3,781
Accumulated depreciation	(662)	(662)
Investments in real estate, net	3,119	3,119
Lease intangibles, net	114	105
Assets held for sale	$3,233	$3,224
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
Through March 31, 2021, post the initial capital contributions, the Company made additional capital contributions totaling $7.6 million and $8.1 million to the Sunset & Gardner Joint Venture and Wilshire Joint Venture, respectively.
During the year ended December 31, 2020, construction of the Wilshire Property was completed and placed in service.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31,	December 31,
	2021	2020
ASSETS
Investments in real estate
Land	$13,026	$13,026
Building and improvements	10,635	10,624
Tenant improvements	522	547
	24,183	24,197
Accumulated depreciation	(298)	(209)
Investments in real estate, net	23,885	23,988
Properties under development and development costs:
Land	12,958	12,958
Development costs	2,910	2,441
Properties under development and development costs	15,868	15,399
Cash, cash equivalents and restricted cash	484	340
Prepaid expenses and other assets, net	50	11
Other receivables, net	32	—
Lease intangibles, net	88	73
TOTAL ASSETS (1)	$40,407	$39,811

LIABILITIES
Notes payable, net (2)	$20,948	$20,868
Accounts payable and accrued expenses	405	212
Amounts due to affiliates	3	—
Other liabilities	47	33
TOTAL LIABILITIES	$21,403	$21,113
(1)The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.
(2)As of both March 31, 2021 and December 31, 2020, includes reclassification of approximately $0.3 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the Wilshire Joint Venture is partially guaranteed by the Company, refer to Note 7, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2021, the leases at the Company’s properties, excluding the property classified as held for sale, have remaining terms (excluding options to extend) of up to 10.7 years with a weighted-average remaining term (excluding options to extend) of approximately 6.0 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled approximately $94 thousand and $0.1 million as of March 31, 2021 and December 31, 2020, respectively.
The following table presents the components of income from real estate operations for the years ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31,
	2021	2020
Lease income - operating leases	$594	$636
Variable lease income (1)	121	171
Rental and reimbursements income	$715	$807
(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.
At the start of the COVID-19 pandemic and shelter-in-place orders, a majority of the Company’s tenants requested rent deferral or rent abatement due to the pandemic and government-mandated restrictions. These tenants totaled approximately 94% of the leased square footage in the Company’s wholly-owned properties. Not all tenant requests resulted in modified agreements nor did the Company forgo its contractual rights under its lease agreements. The Company reviewed these requests on a case-by-case basis and agreed to modifications to some of the tenant leases, while other leases were not modified. Of the total leased square footage in the Company’s wholly-owned properties, 47% of the leases were either (i) not modified and the tenants were able to continue to make their payments or (ii) the leases were modified to provide for a short-term temporary rent deferral or abatement. The rent deferrals generally were one to two months and were to be repaid within 12 months. Any rent abatement was typically one to two months and involved an extension of the tenant's lease. Another 28% of the leases in the Company’s wholly-owned properties were modified to provide ongoing rent relief to the tenant. These lease modifications involved some combination of lease extensions, application of security deposits, temporary rent deferrals, partial rent forgiveness or abatement, and new percentage rent clauses to protect the landlord in the event sales returned to prior levels during the period of the lease modifications. Temporary deferrals resulted in increased receivable balances, with continued recognition of revenue during the deferral period. Lease term extensions with partial rent forgiveness and/or abatement, resulted in adjustments to the amount of revenue recognized on a straight-line basis. The tenants making up the remaining 25% of the Company’s wholly-owned properties’ leased square footage requested lease concessions; however, the Company could not agree with these tenants on lease changes acceptable to both parties. As of March 31, 2021, these tenants were in default under their leases; however, the Company is temporarily unable to evict them under state and local statutes and moratoria. The Company is working with these tenants to find replacement tenants and terminate their leases.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of March 31, 2021, approximately $0.7 million of rental income due and payable was outstanding. The Company collected a total of approximately $38 thousand, or 5%, of the outstanding balance in April 2021. Additionally, approximately $43 thousand of rental income earned and recognized to date, was deferred and is expected to be collected in future periods.
As of March 31, 2021, the future minimum rental income from the Company’s wholly-owned properties under non-cancelable operating leases, excluding the property classified as held for sale, was as follows (amounts in thousands):

Remainder 2021	$1,315
2022	1,803
2023	1,828
2024	1,850
2025	1,638
Thereafter	3,434
Total	$11,868
6. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of March 31, 2021 and December 31, 2020, the Company’s acquired lease intangibles and below-market lease liabilities, excluding intangibles and below-market lease liabilities classified as held for sale, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Cost	$1,948	$1,892	$(389)	$(389)
Accumulated amortization	(765)	(716)	151	142
Total	$1,183	$1,176	$(238)	$(247)
The Company’s amortization of lease intangibles and below-market lease liabilities for the three months ended March 31, 2021 and 2020, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended March 31,		Three Months Ended March 31,
	2021	2020	2021	2020
Amortization	$(49)	$(63)	$9	$15
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of March 31, 2021, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At March 31, 2021, the Company was in compliance with the loan requirements in effect as of that date.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
Loans Secured by Properties
On May 7, 2019, the Company refinanced and repaid its financing from Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of March 31, 2021, the Wilshire Construction Loan had a principal balance of approximately $12.5 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
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
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of March 31, 2021 (amounts in thousands):

Remainder of 2021	$8,700
2022	12,510
2023	18,000
Total (1)	$39,210
(1)Total future principal payments reflect actual amounts due to creditors, and excludes reclassification of $0.7 million deferred financing costs, net.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

During the three months ended March 31, 2021, the Company incurred and expensed approximately $0.3 million of interest costs, which included the amortization of deferred financing costs of approximately $0.1 million. During the three months ended March 31, 2020, the Company incurred and expensed approximately $0.2 million of interest costs, which consisted of amortization of deferred financing costs. Also during the three months ended March 31, 2021 and 2020, the Company incurred and capitalized approximately $0.4 million and $0.6 million, respectively, of interest expense related to the variable interest entities which included amortization of deferred financing costs of approximately $44 thousand and $80 thousand, respectively, for each period.
As of both March 31, 2021 and December 31, 2020, interest expense payable was approximately $0.2 million, including an amount related to the variable interest entities of approximately $0.1 million, for each period.
8. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at March 31, 2021.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For both the three months ended March 31, 2021 and 2020, the Company did not record any impairment losses.
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
In order to preserve cash in light of the uncertainty relating to the duration of shelter-in-place orders and the economic impact of COVID-19 on the Company, by unanimous written consent executed on April 21, 2020, the board of directors approved the suspension of the SRP, which offered redemption opportunities only in connection with a stockholder’s death or qualifying disability. The suspension of the SRP became effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made until the board of directors approves the resumption of the SRP. During the suspension, the Company will continue to accept death and qualifying disability redemption filings from stockholders, but will not take any action with regard to those requests until the board of directors has elected to lift the suspension and provided the terms and

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
conditions for any continuation of the SRP. There is no guarantee if or when the board of directors will lift the suspension, and if they do, what the terms will be.
The following table summarizes share redemption activity during the three months ended March 31, 2021 and 2020 (amounts in thousands, except shares):

	Three Months Ended March 31,
	2021	2020
Shares of common stock redeemed	—	19,907
Purchase price	$—	$117
Cumulatively, through March 31, 2021, pursuant to the Original Share Redemption Program and the Amended and Restated SRP, the Company has redeemed 878,458 shares sold in the Offering and/or its dividend reinvestment plan for $6.2 million.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of March 31, 2021.
10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period. Diluted EPS is computed after adjusting the basic EPS computation for the effect of potentially dilutive securities outstanding during the period. The effect of non-vested shares, if dilutive, is computed using the treasury stock method. The Company applies the two-class method for determining EPS as its outstanding shares of non-vested restricted stock are considered participating securities as dividend payments are not forfeited even if the underlying award does not vest. There was no unvested stock as of March 31, 2021. The Company’s excess of distributions over earnings related to participating securities are shown as a reduction in income (loss) attributable to common stockholders in the Company’s computation of EPS.
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator - basic and diluted
Net income (loss)	$(871)	$425
Net income (loss) attributable to non-controlling interests	(17)	8
Net income (loss) attributable to common shares	$(854)	$417
Denominator - basic and diluted
Basic weighted average common shares	10,739,729	10,759,198
Common Units (1)	—	—
Diluted weighted average common shares	10,739,729	10,759,198
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$(0.08)	$0.04
(1)The effect of 217,475 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor, which has been renewed for successive terms with a current expiration date of August 9, 2021. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. Effective April 1, 2021, PUR SRT Advisors LLC, controls SRT Advisor, LLC. Refer to Note 13, “Subsequent Events” for additional information.
On March 3, 2021, the Company obtained a $2.5 million Standby Loan Commitment (the “Loan”) from Glenborough Property Partners, LLC, an affiliate of the Advisor. If the Company elects to act on the Standby Commitment, the Loan would have a term of 12 months with an interest rate of 7.0% per annum, payable monthly. The Company would have the right to prepay or repay the Loan in whole or in part at any time without penalty. There are no other loan fees or financing coordination fees paid or payable in connection with this loan. The Loan would be secured by first deed of trust on Shops at Turkey Creek. As of March 31, 2021, the Company did not elect to act on the Standby Commitment. As a result of the sale of Shops at Turkey Creek, refer to Note 13, “Subsequent Events”, the Loan was not executed and as such, the Standby Commitment expired.
Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
Expensed	2021	2020	2021	2020
Asset management fees	$153	$167	$51	$—
Reimbursement of operating expenses	—	6	—	—
Property management fees	20	21	6	9
Disposition fees	—	157	—	—
Total	$173	$351	$57	$9

Capitalized
Acquisition fees	$3	$6	$1	$—
Leasing fees	20	39	15	—
Legal leasing fees	10	8	6	—
Construction management fees	32	66	32	2
Total	$65	$119	$54	$2
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
For the three months ended March 31, 2021 and 2020, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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
13. SUBSEQUENT EVENTS
Other Events
Effective April 1, 2021, the Advisor merged with PUR SRT Advisors LLC, an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. As a result of this transaction, PUR SRT Advisors LLC, controls SRT Advisor, LLC.
Sale of Property
On April 27, 2021, the Company consummated the disposition of Shops at Turkey Creek, located in Knoxville, Tennessee, for $4.0 million in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, or SEC, on March 26, 2021, which we refer to herein as our “2020 Annual Report on Form 10-K.”
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
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Moreover, you should interpret many of the risks identified in this Quarterly Report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, and the risks described in Part I, Item 1A of our 2020 Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2021. The current term of the Advisory Agreement terminates on August 9, 2021. The Advisor is an affiliate of Glenborough, LLC (together with its affiliates, “Glenborough”), a privately held full-service real estate investment and management company focused on the acquisition, management and leasing of commercial properties. On March 1, 2021, but effective April 1, 2021, the Advisor merged with PUR SRT Advisors LLC, an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. As a result of this transaction, PUR SRT Advisors LLC, controls SRT Advisor, LLC.
Impact of COVID-19
On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments to institute quarantines, shelter-in-place rules and restrictions on travel, the types of business that may continue to operate, and the types of construction projects that may continue. California, where the majority of our properties are located, declared a state of emergency on March 4, 2020 and instituted a shelter-in-place order on March 19, 2020 to reduce the spread of COVID-19. On May 7, 2020, California moved into Stage 2 of its four-stage reopening roadmap, permitting certain sectors of the economy to reopen provided that there were significant safety measures in place. On June 12, 2020, California permitted businesses such as movie theaters, restaurants, wineries, bars, zoos, museums, gyms, fitness centers, hotels, card rooms, racetracks, and campgrounds to re-open. On July 13, 2020, California re-instituted a state-wide closure on many types of businesses that were previously permitted to re-open such as indoor dining, bars, movie theaters, and museums. In August 2020, California moved to a four-tier, color-coded system assigning every county to a tier based on its test positivity and adjusted case rate. San Francisco County, where a number of our properties are located, was assigned a “moderate” tier in September 2020, which allows for some indoor business operations to open with modifications. Los Angeles County remained in the “widespread” tier, requiring many non-essential indoors business operations to stay closed. On December 6, 2020, due to a significant rise in COVID-19 cases around the Thanksgiving holiday and beyond, as part of California’s mitigation measures, both Los Angeles and San Francisco counties went into a regional stay-at-home order. This order implemented restrictions requiring many non-essential indoor business operations to close or stay closed. This order was subsequently lifted effective January 28, 2021, with both counties remaining in the “widespread” tier. As of March 31, 2021, due to declining new cases and hospitalizations, both counties were in the “moderate” tier, allowing for some indoor business operations to open with modifications.
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
Of the total leased square footage in our wholly-owned properties, 47% of the leases were either (i) not modified and the tenants were able to continue to make their payments or (ii) the leases were modified to provide for a short-term temporary rent deferral or abatement. The rent deferrals generally were one to two months and were to be repaid within 12 months. Any rent abatement was typically one to two months and in many cases also involved an extension of the tenant's lease. Another 28% of the leases in our wholly-owned properties were modified to provide ongoing rent relief to the tenant. These leases generally were with restaurants and salons that faced significant operating restrictions limiting their ability to be open, open indoors, or open with anything but a limited capacity. These lease modifications involved some combination of lease extensions, application of security deposits, temporary rent deferrals, partial rent forgiveness or abatement, and new percentage rent clauses to protect the landlord in the event sales returned to prior levels during the period of the lease modifications. These concessions lasted and will last in many cases through the first and second quarters of 2021 to allow these businesses to commit to new operating strategies and costs for a pandemic environment. The tenants making up the remaining 25% of our leased square footage requested lease concessions; however, we could not agree with these tenants on lease changes acceptable to both parties. As of March 31, 2021, these tenants were in default under their leases; however, we are temporarily unable to evict them under state and local statutes and moratoria. We are working with these tenants to find replacement tenants and terminate their leases. We are in active lease negotiation for 100% of this space.
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
•We believe we will be able to service our debts and pay for our ongoing general and administrative expenses for the foreseeable future. As of March 31, 2021, we have approximately $0.7 million in cash and cash equivalents. In addition, we had approximately $0.8 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs). Furthermore, prior to its sale on April 27, 2021, which provided us with $3.8 million in proceeds as additional liquidity, the Shops at Turkey Creek was unencumbered by debt and was available for financing to provide us funds, if needed. Refer to Note 13, “Subsequent Events” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the sale of the Shops at Turkey Creek.
•We fully paid off the revolving line of credit with the SRT Loan (as defined below) from PFP Holding Company, LLC (the “SRT Lender”). The SRT Loan is secured by six of our core urban properties in Los Angeles and San Francisco. The SRT Loan does not have restrictive covenants and ongoing debt coverage ratios that could trigger a default caused by tenants not paying rent or seeking rent relief (unlike the former line of credit).
•We remain in compliance with all the terms of the Wilshire Construction Loan (as defined below), which matures on May 10, 2022 with the options to extend for two additional twelve-month periods, subject to certain conditions. Similarly, we remain in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2021.
•To further preserve cash and liquidity, we suspended our Amended and Restated Share Redemption Program (the “SRP”), such suspension was effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until our board of directors (the “Board”) approves the resumption of the SRP. During the suspension, we will continue to accept death and qualifying disability redemption filings from stockholders, but will not take any action with regard to those requests until the Board has elected to lift the suspension and provided the terms and conditions for any continuation of the program. There is no guarantee if or when the board of directors will lift the suspension, and if they do, what the terms will be. In addition, on March 27, 2020, the board of directors decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to us. Dividend payments were not reinstated as of March 31, 2021.
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
Property Portfolio
As of March 31, 2021, our wholly-owned property portfolio included 7 retail properties, including one property held for sale and excluding a land parcel, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 43,000 square feet of multi-tenant, commercial retail space located in two states. We purchased our properties for an aggregate purchase price of approximately $39.6 million. As of March 31, 2021 approximately 79% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 6.0 years. As of December 31, 2020, approximately 79% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 6.3 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price (4)	Debt (5)
Property Name (1)	Location
Wholly-owned Real Estate Investments
400 Grove Street	San Francisco, CA	2,000	100%	$64.61	6/14/2016	$2,890	$1,450
8 Octavia Street	San Francisco, CA	3,640	47%	61.56	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	84%	61.79	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	96.50	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	70.18	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,497	100%	70.86	1/11/2017	13,300	6,900
		26,729				35,287	18,000
Properties Held for Sale
Shops at Turkey Creek	Knoxville, TN	16,324	61%	30.59	3/12/2012	4,300	—
		43,053				39,587	18,000

Real Estate Investments owned through Joint Ventures
3032 Wilshire Property	Santa Monica, CA	11,771	73%	92.42	3/8/2016	13,500	12,510
		54,824				$53,087	$30,510
(1)List of properties does not include a residual parcel at Topaz Marketplace as of March 31, 2021.
(2)Percentage is based on leased rentable square feet of each property as of March 31, 2021.
(3)Effective rent per square foot is calculated by dividing the annualized March 31, 2021 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.
(4)The purchase price for Shops at Turkey Creek includes the issuance of common units in our operating partnership to the sellers.
(5)Debt represents the outstanding balance as of March 31, 2021, and excludes reclassification of approximately $0.6 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 7. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report.

Properties Under Development
As of March 31, 2021, we had one property under development. The property is identified in the following table (dollar amounts in thousands):

Properties Under Development	Location	Estimated Completion Date	Estimated Expected Square Feet	Debt
Sunset & Gardner Property	Hollywood, CA	December 2022	100,000	$8,700
Results of Operations
Comparison of the three months ended March 31, 2021, versus the three months ended March 31, 2020.
The following table provides summary information about our results of operations for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
Rental revenue and reimbursements	$715	$807	$(92)	(11.4)%
Operating and maintenance expenses	506	450	56	12.4%
General and administrative expenses	410	407	3	0.7%
Depreciation and amortization expenses	357	301	56	18.6%
Interest expense	313	171	142	83.0%
Operating loss	(871)	(522)	(349)	66.9%
Other income, net	—	947	(947)	(100.0)%
Net income (loss)	$(871)	$425	$(1,296)	(304.9)%
Our results of operations for the three months March 31, 2021, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the three months ended March 31, 2021, compared to the same period in 2020, was primarily due to the sale of Topaz Marketplace in February 2020, which accounted for approximately $0.1 million of the total decrease in revenue. Additionally, rent concessions provided to our tenants as a result of the COVID-19 pandemic also contributed to the decrease in revenue compared to the same period in 2020. The decreases were partially offset by additional rent from rent percentage clauses and rent from the Wilshire Property.
Operating and maintenance expenses
Operating and maintenance expenses increased during the three months ended March 31, 2021, when compared to the same period in 2020, primarily due to higher bad debt reserves. Additionally, placement of the Wilshire Property in service in August 2020, contributed to the increase in operating and maintenance expenses.
General and administrative expenses
General and administrative expenses remained flat during the three months ended March 31, 2021, when compared to the same period in 2020.
Depreciation and amortization expenses
Depreciation and amortization expenses increased during the three months ended March 31, 2021, compared to the same period in 2020, primarily due to the placement of the Wilshire Property in service in August 2020. This was partially offset by the classification of Shops at Turkey Creek as held for sale in the fourth quarter of 2020.
Interest expense
Interest expense increased during the three months ended March 31, 2021, compared to the same period in 2020, due to the placement of the Wilshire Property in service. Capitalization of interest expense related to the Wilshire Property construction loan ceased in August 2020.

Other income, net
Other income, net for the three months ended March 31, 2020, consisted of a gain on sale of Topaz Marketplace of approximately $0.9 million.
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
As of March 31, 2021, our cash and cash equivalents were approximately $0.7 million and we had $0.8 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2021 and December 31, 2020, our borrowings were approximately 91.1% and 90.1%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Net cash provided by (used in):
Operating activities	$(679)	$(410)	$(269)
Investing activities	(462)	7,156	(7,618)
Financing activities	—	(7,681)	7,681
Net decrease in cash, cash equivalents and restricted cash	$(1,141)	$(935)
Cash Flows from Operating Activities
The change in cash flows from operating activities was primarily due to lower operating income during the three months ended March 31, 2021 as compared to the same period in 2020.
Cash Flows from Investing Activities
Cash flows used by investing activities during the three months ended March 31, 2021, primarily consisted of approximately $0.4 million of additional investment in the Sunset and Gardner Joint Venture.
Cash flows provided by investing activities during the three months ended March 31, 2020, primarily consisted of approximately $9.9 million of proceeds from sale of Topaz Marketplace. These were partially offset by our aggregate additional $2.5 million investment in the Wilshire and Sunset and Gardner Joint Ventures.
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
Prior to its sale on April 27, 2021, which provided us $3.8 million in additional liquidity as a result of the sales proceeds, the Shops at Turkey Creek remained unencumbered by debt and was available for financing to provide us funds, if needed. Refer to Note 13, “Subsequent Events” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the sale of the Shops at Turkey Creek.
On March 3, 2021, we obtained a $2.5 million Standby Loan Commitment (the “Loan”) from Glenborough Property Partners, LLC, an affiliate of the Advisor. If we elect to act on the Standby Commitment, the Loan would have a term of 12 months with an interest rate of 7.0% per annum, payable monthly. We would have the right to prepay or repay the Loan in whole or in part at any time without penalty. There are no other loan fees or financing coordination fees paid or payable in connection with this loan. The Loan would be secured by first deed of trust on Shops at Turkey Creek. As of March 31, 2021, we did not elect to act on the Standby Commitment. As a result of the sale of Shops at Turkey Creek mentioned above, the Loan was not executed and as such, the Standby Commitment expired.
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
As of March 31, 2021, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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
Loans Secured by Properties
On May 7, 2019, we refinanced and repaid our financing with Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of March 31, 2021, the Wilshire Construction Loan had a principal balance of approximately $12.5 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Construction Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
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
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2021 and 2020, our total operating expenses did not exceed the 2%/25% Guidelines.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of March 31, 2021.
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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
FFO	2021	2020
Net income (loss)	$(871)	$425
Adjustments:
Gain on disposal of assets	—	(947)
Depreciation of real estate	310	240
Amortization of in-place leases and leasing costs	47	61
FFO attributable to common shares and Common Units (1)	$(514)	$(221)

FFO per share and Common Unit (1)	$(0.05)	$(0.02)

Weighted average common shares and units outstanding (1)	10,957,204	10,976,673
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
Related Party Transactions and Agreements
We are currently party to the Advisory Agreement, pursuant to which the Advisor manages our business in exchange for specified fees paid for services related to the investment of funds in real estate and real estate-related investments, management of our investments and for other services. Refer to Note 11. “Related Party Transactions” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of the Advisory Agreement and other related party transactions, agreements and fees.
Critical Accounting Policies
Our interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of additional accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2020 Annual Report on Form 10-K.
Subsequent Events
Other Events
Effective April 1, 2021, the Advisor merged with PUR SRT Advisors LLC, an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. As a result of this transaction, PUR SRT Advisors LLC, controls SRT Advisor, LLC.
Sale of Property
On April 27, 2021, we consummated the disposition of Shops at Turkey Creek, located in Knoxville, Tennessee, for $4.0 million in cash.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended March 31, 2021, we did not redeem shares. Cumulatively, through March 31, 2021, we have redeemed 878,458 shares for $6.2 million. We had no unfulfilled redemption requests during the quarter ended March 31, 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As of the three months ended March 31, 2021, all items required to be disclosed under Form 8-K were reported under Form 8-K.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2021.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ M. Bradley Kettmann
M. Bradley Kettmann
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Limited Partnership Agreement of Strategic Realty Operating Partnership, L.P. including all amendments thereto	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)