Form 10-Q
period 2021-06-30
Strategic Realty Trust, Inc.
filed 2021-08-06
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-54376
_________________________________
STRATEGIC REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)
_________________________________

Maryland		90-0413866
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

550 W Adams St, Suite 200
Chicago,	Illinois	60661
(Address of Principal Executive Offices)		(Zip Code)
(312) 878-4860
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 2, 2021, there were 10,739,814 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2021, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020, as filed with the SEC on March 26, 2021 (the “2020 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Investments in real estate
Land	$25,400	$25,400
Building and improvements	32,895	32,165
Tenant improvements	1,592	2,199
	59,887	59,764
Accumulated depreciation	(4,454)	(3,797)
Investments in real estate, net	55,433	55,967
Properties under development and development costs
Land	12,958	12,958
Development costs	3,442	2,441
Properties under development and development costs	16,400	15,399
Cash, cash equivalents and restricted cash	4,772	2,622
Prepaid expenses and other assets, net	39	106
Tenant receivables, net of $1,012 and $708 bad debt reserve	616	566
Lease intangibles, net	922	1,176
Assets held for sale	—	3,224
TOTAL ASSETS (1)	$78,182	$79,060
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$38,632	$38,339
Accounts payable and accrued expenses	821	674
Amounts due to affiliates	110	11
Other liabilities	752	134
Below-market lease liabilities, net	142	247
TOTAL LIABILITIES (1)	40,457	39,405
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,739,814 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	110	110
Additional paid-in capital	94,602	94,602
Accumulated deficit	(57,663)	(55,771)
Total stockholders’ equity	37,049	38,941
Non-controlling interests	676	714
TOTAL EQUITY	37,725	39,655
TOTAL LIABILITIES AND EQUITY	$78,182	$79,060
(1)As of June 30, 2021 and December 31, 2020, includes approximately $40.6 million and $39.8 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $21.3 million and $21.1 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 4. “Variable Interest Entities”.
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Rental and reimbursements	$726	$654	$1,441	$1,461

Expense:
Operating and maintenance	772	359	1,278	809
General and administrative	401	452	811	859
Depreciation and amortization	719	301	1,076	602
Interest expense	315	66	628	237
	2,207	1,178	3,793	2,507
Operating loss	(1,481)	(524)	(2,352)	(1,046)

Other income:
Net gain on disposal of real estate	422	—	422	947
Net loss	(1,059)	(524)	(1,930)	(99)
Net loss attributable to non-controlling interests	(21)	(10)	(38)	(2)
Net loss attributable to common stockholders	$(1,038)	$(514)	$(1,892)	$(97)

Loss per common share - basic and diluted	$(0.10)	$(0.05)	$(0.18)	$(0.01)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,739,729	10,739,729	10,739,729	10,749,464
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

Six Months Ended June 30, 2021 and 2020

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2020	10,739,814	$110	$94,602	$(55,771)	$38,941	$714	$39,655
Net loss	—	—	—	(1,892)	(1,892)	(38)	(1,930)
BALANCE — June 30, 2021	10,739,814	$110	$94,602	$(57,663)	$37,049	$676	$37,725

BALANCE — December 31, 2019	10,759,721	$110	$94,719	$(40,571)	$54,258	$1,022	$55,280
Redemption of common shares	(19,907)	—	(117)	—	(117)	—	(117)
Net loss	—	—	—	(97)	(97)	(2)	(99)
BALANCE — June 30, 2020	10,739,814	$110	$94,602	$(40,668)	$54,044	$1,020	$55,064

Three Months Ended June 30, 2021 and 2020

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE —March 31, 2021	10,739,814	$110	$94,602	$(56,625)	$38,087	$697	$38,784
Net loss	—	—	—	(1,038)	(1,038)	(21)	(1,059)
BALANCE — June 30, 2021	10,739,814	$110	$94,602	$(57,663)	$37,049	$676	$37,725

BALANCE — March 31, 2020	10,739,814	$110	$94,602	$(40,154)	$54,558	$1,030	$55,588
Net loss	—	—	—	(514)	(514)	(10)	(524)
BALANCE — June 30, 2020	10,739,814	$110	$94,602	$(40,668)	$54,044	$1,020	$55,064
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,930)	$(99)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of real estate	(422)	(947)
Straight-line rent	(29)	(50)
Amortization of deferred costs	206	237
Depreciation and amortization	1,076	602
Amortization of above and below-market leases	(99)	(26)
Provision for losses on tenant receivable	468	318
Changes in operating assets and liabilities:
Prepaid expenses and other assets	67	(11)
Tenant receivables	(489)	(361)
Accounts payable and accrued expenses	(120)	(116)
Amounts due to affiliates	99	(72)
Other liabilities	618	(15)
Net cash used in operating activities	(555)	(540)

Cash flows from investing activities:
Proceeds from the sale of real estate	3,770	9,920
Investment in properties under development and development costs	(910)	(4,779)
Improvements and capital expenditures	(96)	(209)
Payments for leasing costs	(59)	(195)
Net cash provided by investing activities	2,705	4,737

Cash flows from financing activities:
Redemption of common shares	—	(117)
Quarterly distributions	—	(220)
Proceeds from notes payable	—	2,922
Repayment of notes payable	—	(8,926)
Payment of loan fees and financing costs	—	(6)
Net cash used in financing activities	—	(6,347)

Net increase (decrease) in cash, cash equivalents and restricted cash	2,150	(2,150)
Cash, cash equivalents and restricted cash – beginning of period	2,622	7,241
Cash, cash equivalents and restricted cash – end of period	$4,772	$5,091

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Change in accrued liabilities capitalized to investment in development	$4	$(501)
Change to accrued mortgage note payable interest capitalized to investment in development	—	25
Amortization of deferred loan fees capitalized to investment in development	87	153
Changes in capital improvements and leasing costs, accrued but not paid	148	178
Cash paid for interest, net of amounts capitalized	427	5
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. As of June 30, 2021, the Company was externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2021. The current term of the Advisory Agreement terminates on August 9, 2022. Effective April 1, 2021, the Advisor was acquired by PUR SRT Advisors LLC, an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. As a result of this transaction, PUR SRT Advisors LLC, controls SRT Advisor, LLC. Previously, the Advisor was an affiliate of Glenborough, LLC (together with its affiliates, "Glenborough"), a privately held real estate investment and management company. Also effective April 1, 2021, Glenborough and PUR SRT Advisor LLC entered into an agreement pursuant to which PUR SRT Advisor LLC would perform the duties required and receive the benefits of the property management agreements between Glenborough and the Company, subject to Glenborough’s supervision. The above-mentioned transaction had no impact to the Company.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of June 30, 2021 and December 31, 2020, the Company owned 98.0% of the limited partnership interests in the OP.
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
The Company invests in and manages a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets. The Company has invested directly, and indirectly through joint ventures, in a portfolio of income-producing retail properties located throughout the United States, with a focus on multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. During the first quarter of 2016, the Company invested, through joint ventures, in two significant retail projects under development. During the third quarter of 2020, construction of one of the development projects was completed and placed in service. As of June 30, 2021, this property had approximately 12,000 rentable square feet of retail space, which was 45% leased.
As of June 30, 2021, in addition to one development project and the property recently placed in service, the Company’s portfolio of wholly-owned properties was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in one state, as well as an improved land parcel. As of June 30, 2021, the rentable space at the Company’s retail properties was 91% leased.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
COVID-19 Pandemic
Currently, a material risk and uncertainty facing the Company, the retail industry, the real estate industry and the economy generally is the adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants and business partners. A majority of the Company’s tenants requested rent deferral or rent abatement as a result of the pandemic. Recently, some of the tenants have resumed paying full or partial rent, as restrictions have been lifted in mid-June 2021. As such, the Company is unable to predict the full impact that the pandemic will have on its financial condition, results of operations and cash flows. The full extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Since the termination of the Offering in 2013, the Company’s cash flows have been primarily funded by cash provided by property operations and the sales of properties. The COVID-19 pandemic has had a material detrimental impact on the Company’s retail tenants and their ability to pay rent and consequently on the Company’s liquidity. As of June 30, 2021, the Company had approximately $4.0 million in cash and cash equivalents. In addition, the Company had approximately $0.8 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs). The Company has taken several steps to preserve capital and increase liquidity, such as:
•On March 27, 2020, the Company’s board of directors (the “Board”) decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of June 30, 2021.
•Effective May 21, 2020, the Company suspended its Amended and Restated Share Redemption Program (the “SRP”). The SRP will remain suspended and no further redemptions will be made unless and until the Board approves the resumption of the SRP.
•Furthermore, the sale of Shops at Turkey Creek, on April 27, 2021, provided the Company with $3.8 million in net proceeds as additional liquidity. Refer to Note 3, “Real Estate Investments” for additional information regarding the sale of Shops at Turkey Creek.
The Company remains in compliance with all the terms of the Wilshire Construction Loan (as defined below), which matures on May 10, 2022 with options to extend for two additional twelve-month periods, subject to certain conditions. Similarly, the Company remains in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2021.
The SRT Loan (as defined below) is secured by six of the Company’s core urban properties in Los Angeles and San Francisco. The SRT Loan does not have restrictive covenants that could trigger a default caused by tenants not paying rent or seeking rent relief.
The Company is in constant communication with its tenants and has assisted tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2021 and 2020, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 4. “Variable Interest Entities” for additional information.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$3,967	$1,816
Restricted cash	805	806
Total cash, cash equivalents, and restricted cash	$4,772	$2,622
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
Recent Accounting Pronouncements
The FASB issued the following ASUs, which could have potential impact to the Company’s condensed consolidated financial statements:
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments (“ASU 2021-05”). ASU 2021-05 amends the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease, if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease; (2) the lessor would have otherwise recognized a day-one loss. ASU 2021-05 is effective for fiscal years beginning after December 31, 2021. The adoption of ASU 2021-05 is not expected to have an impact on the Company’s condensed consolidated financial statements.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
3. REAL ESTATE INVESTMENTS
Sale of Properties
On April 27, 2021, the Company consummated the disposition of Shops at Turkey Creek, located in Knoxville, Tennessee, for $4.0 million in cash. The disposition of Shops at Turkey Creek resulted in a gain of approximately $0.4 million, which was included in the Company’s condensed consolidated statement of operations.
Since the sale of this property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of this property were not reported as discontinued operations in the Company’s condensed consolidated financial statements.
The following table represents the net operating income related to Shops at Turkey Creek, which is included in the Company’s condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating income (loss)	$13	$(26)	$72	$7
There were no assets classified as held for sale at June 30, 2021.
4. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Sunset & Gardner Joint Venture and (ii) the 3032 Wilshire Joint Venture. The Company has consolidated the accounts of these variable interest entities.
Through June 30, 2021, post the initial capital contributions, the Company made additional capital contributions totaling $7.9 million and $8.6 million to the Sunset & Gardner Joint Venture and Wilshire Joint Venture, respectively.
During the year ended December 31, 2020, construction of the Wilshire Property was completed and placed in service.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30,	December 31,
	2021	2020
ASSETS
Investments in real estate
Land	$13,026	$13,026
Building and improvements	10,635	10,624
Tenant improvements	467	547
	24,128	24,197
Accumulated depreciation	(389)	(209)
Investments in real estate, net	23,739	23,988
Properties under development and development costs:
Land	12,958	12,958
Development costs	3,442	2,441
Properties under development and development costs	16,400	15,399
Cash, cash equivalents and restricted cash	441	340
Prepaid expenses and other assets, net	1	11
Other receivables, net	28	—
Lease intangibles, net	31	73
TOTAL ASSETS (1)	$40,640	$39,811

LIABILITIES
Notes payable, net (2)	$21,029	$20,868
Accounts payable and accrued expenses	243	212
Amounts due to affiliates	1	—
Other liabilities	48	33
TOTAL LIABILITIES	$21,321	$21,113
(1)The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.
(2)As of both June 30, 2021 and December 31, 2020, includes approximately $0.2 million and $0.3 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the Wilshire Joint Venture is partially guaranteed by the Company, refer to Note 7, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
5. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2021, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 10.4 years with a weighted-average remaining term (excluding options to extend) of approximately 5.1 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.1 million and $0.1 million as of June 30, 2021 and December 31, 2020, respectively.
The following table presents the components of income from real estate operations for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease income - operating leases	$551	$553	$1,145	$1,189
Variable lease income (1)	175	101	296	272
Rental and reimbursements income	$726	$654	$1,441	$1,461
(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.
At the start of the COVID-19 pandemic and shelter-in-place orders, a majority of the Company’s tenants requested rent deferral or rent abatement due to the pandemic and government-mandated restrictions. These tenants totaled approximately 94% of the leased square footage in the Company’s wholly-owned properties. Not all tenant requests resulted in modified agreements nor did the Company forgo its contractual rights under its lease agreements. The Company reviewed these requests on a case-by-case basis and agreed to modifications to some of the tenant leases, while other leases were not modified. Of the total leased square footage in the Company’s wholly-owned properties, 47% of the leases were either (i) not modified and the tenants were able to continue to make their payments or (ii) the leases were modified to provide for a short-term temporary rent deferral or abatement. The rent deferrals generally were one to two months and were to be repaid within 12 months. Any rent abatement was typically one to two months and involved an extension of the tenant's lease. Another 28% of the leases in the Company’s wholly-owned properties were modified to provide ongoing rent relief to the tenant. These lease modifications involved some combination of lease extensions, application of security deposits, temporary rent deferrals, partial rent forgiveness or abatement, and new percentage rent clauses to protect the landlord in the event sales returned to prior levels during the period of the lease modifications. Temporary deferrals resulted in increased receivable balances, with continued recognition of revenue during the deferral period. Lease term extensions with partial rent forgiveness and/or abatement, resulted in adjustments to the amount of revenue recognized on a straight-line basis. The tenants making up the remaining 25% of the Company’s wholly-owned properties’ leased square footage requested lease concessions; however, the Company could not agree with these tenants on lease changes acceptable to both parties. As of June 30, 2021, one of these tenants was in default under their lease; however, the Company was temporarily unable to evict them under state and local statutes and moratoria. The Company was working with this tenant to find a replacement tenant and terminate their lease. In July 2021, the tenant terminated their lease and was replaced with a new tenant. The other tenant terminated their lease and was replaced with a new tenant during the three months ended June 30, 2021.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of June 30, 2021, approximately $0.7 million of rental income due and payable was outstanding. The Company collected a total of approximately $26 thousand, or 4%, of the outstanding balance in July 2021. Additionally, approximately $12 thousand of rental income earned and recognized to date, was deferred and is expected to be collected in future periods.
As of June 30, 2021, the future minimum rental income from the Company’s wholly-owned properties under non-cancelable operating leases was as follows (amounts in thousands):

Remainder 2021	$862
2022	1,803
2023	1,835
2024	1,785
2025	1,401
Thereafter	2,376
Total	$10,062
6. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of June 30, 2021 and December 31, 2020, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Cost	$1,904	$1,892	$(389)	$(389)
Accumulated amortization	(982)	(716)	247	142
Total	$922	$1,176	$(142)	$(247)
The Company’s amortization of lease intangibles and below-market lease liabilities for the three and six months ended June 30, 2021 and 2020, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended June 30,		Three Months Ended June 30,
	2021	2020	2021	2020
Amortization	$(274)	$(62)	$96	$15

	Lease Intangibles		Below-Market Lease Liabilities
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization	$(322)	$(126)	$105	$30
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
As of June 30, 2021, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At June 30, 2021, the Company was in compliance with the loan requirements in effect as of that date.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
Loans Secured by Properties
On May 7, 2019, the Company refinanced and repaid its financing from Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of June 30, 2021, the Wilshire Construction Loan had a principal balance of approximately $12.5 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
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
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of June 30, 2021 (amounts in thousands):

Remainder of 2021	$8,700
2022	12,510
2023	18,000
Total future principal payments	$39,210
Unamortized financing costs, net	578
Notes payable, net	$38,632
During the three months ended June 30, 2021, the Company incurred and expensed approximately $0.3 million of interest costs, which included the amortization of deferred financing costs of approximately $0.1 million. During the three months

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

ended June 30, 2020, the Company incurred and expensed approximately $0.1 million of interest costs, which consisted of amortization of deferred financing costs. Also during the three months ended June 30, 2021 and 2020, the Company incurred and capitalized approximately $0.4 million and $0.6 million, respectively, of interest expense related to the variable interest entities which included amortization of deferred financing costs of approximately $44 thousand and $0.1 million, respectively, for each period.
During the six months ended June 30, 2021, the Company incurred and expensed approximately $0.6 million of interest costs, which included the amortization of deferred financing costs of approximately $0.2 million. During the six months ended June 30, 2020, the Company incurred and expensed approximately $0.2 million of interest costs, which consisted of amortization of deferred financing costs. Also during the six months ended June 30, 2021 and 2020, the Company incurred and capitalized approximately $0.8 million and $1.2 million, respectively, of interest expense related to the variable interest entities which included amortization of deferred financing costs of approximately $0.1 million and $0.2 million, respectively, for each period.
As of both June 30, 2021 and December 31, 2020, interest expense payable was approximately $0.2 million, including an amount related to the variable interest entities of approximately $0.1 million, for each period.
8. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at June 30, 2021.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For both the three and six months ended June 30, 2021 and 2020, the Company did not record any impairment losses.
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
The following table summarizes share redemption activity during the six months ended June 30, 2021 and 2020 (amounts in thousands, except shares):

	Six Months Ended June 30,
	2021	2020
Shares of common stock redeemed	—	19,907
Purchase price	$—	$117
There were no share redemptions during the three months ended June 30, 2021 and 2020.
Cumulatively, through June 30, 2021, pursuant to the Original Share Redemption Program and the Amended and Restated SRP, the Company has redeemed 878,458 shares sold in the Offering and/or its dividend reinvestment plan for $6.2 million.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of June 30, 2021.
10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period.
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (amounts in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator - basic and diluted
Net income (loss)	$(1,059)	$(524)	$(1,930)	$(99)
Net income (loss) attributable to non-controlling interests	(21)	(10)	(38)	(2)
Net income (loss) attributable to common shares	$(1,038)	$(514)	$(1,892)	$(97)
Denominator - basic and diluted
Basic weighted average common shares	10,739,729	10,739,729	10,739,729	10,749,464
Common Units (1)	—	—	—	—
Diluted weighted average common shares	10,739,729	10,739,729	10,739,729	10,749,464
Earnings (loss) per common share - basic and diluted
Net earnings (loss) attributable to common shares	$(0.10)	$(0.05)	$(0.18)	$(0.01)
(1)The effect of 217,475 convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor, which has been renewed for successive terms with a current expiration date of August 9, 2022. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. Effective April 1, 2021, PUR SRT Advisors LLC, controls SRT Advisor, LLC. Previously, Glenborough controlled the Advisor.
The Company is party to property management agreements with respect to each of its properties pursuant to which Glenborough was engaged to serve as property manager. Effective April 1, 2021, Glenborough and PUR SRT Advisor LLC entered into an agreement pursuant to which PUR SRT Advisor LLC would perform the duties required under and receive the benefits of the property management agreements, subject to Glenborough’s supervision. As a result, PUR SRT Advisor LLC is currently providing property management services to the Company and receiving the fees described below. The property management agreements expire August 10, 2021 and will automatically renew every year, unless expressly terminated.
On March 3, 2021, the Company obtained a $2.5 million Standby Loan Commitment (the “Loan”) from Glenborough Property Partners, LLC, an affiliate of the Advisor prior to April 1, 2021. If the Company elects to act on the Standby Commitment, the Loan would have a term of 12 months with an interest rate of 7.0% per annum, payable monthly. The Company would have the right to prepay or repay the Loan in whole or in part at any time without penalty. There are no other loan fees or financing coordination fees paid or payable in connection with this loan. The Loan would be secured by first deed of trust on Shops at Turkey Creek. As a result of the sale of Shops at Turkey Creek, refer to Note 3, “Real Estate Investments”, the Loan was not executed and as such, the Standby Commitment expired.
Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Expensed	2021	2020	2021	2020	2021	2020
Legal leasing fees	$2	$—	$2	$—	$2	$—
Asset management fees	148	156	302	324	49	—
Reimbursement of operating expenses	—	6	—	12	—	—
Property management fees	15	15	35	36	6	9
Disposition fees	50	—	50	157	—	—
Total	$215	$177	$389	$529	$57	$9

Capitalized
Acquisition fees	$3	$3	$5	$9	$1	$—
Leasing fees	—	61	20	100	15	—
Legal leasing fees	—	20	10	27	3	—
Construction management fees	3	62	35	128	34	2
Total	$6	$146	$70	$264	$53	$2
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
For the three and six months ended June 30, 2021 and 2020, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
Property Management Fees
Under the property management agreements the Company pays property management fees calculated at a maximum of up to 4% of the properties’ gross revenue.
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
Leasing Fees
Under the property management agreements, the Company pays a separate fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants in an amount not to exceed the fee customarily charged by similarly situated parties rendering similar services in the same geographic area for similar properties.
Legal Leasing Fees
Under the property management agreements, the Company pays a market-based legal leasing fee for the negotiation and production of new leases, renewals, and amendments.
Construction Management Fees
In connection with the construction or repair in or about a property, the property manager is responsible for coordinating and facilitating the planning and the performance of all construction and in exchange the Company pays a fee equal to 5% of the hard costs for the project in question.

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
13. SUBSEQUENT EVENTS
On July 21, 2021, the Company extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, with an interest rate of 7.9% per annum. The new maturity date is October 31, 2022.
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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2021. The current term of the Advisory Agreement terminates on August 9, 2022. Effective April 1, 2021, the Advisor merged with PUR SRT Advisors LLC, an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. As a result of this transaction, PUR SRT Advisors LLC, controls SRT Advisor, LLC.
Impact of COVID-19
On March 11, 2020, the World Health Organization declared COVID-19, a respiratory illness caused by the novel coronavirus, a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic has caused state and local governments to institute quarantines, shelter-in-place rules and restrictions on travel, the types of business that may continue to operate, and the types of construction projects that may continue. California, where the majority of our properties are located, declared a state of emergency on March 4, 2020 and instituted a shelter-in-place order on March 19, 2020 to reduce the spread of COVID-19. On May 7, 2020, California moved into Stage 2 of its four-stage reopening roadmap, permitting certain sectors of the economy to reopen provided that there were significant safety measures in place. On June 12, 2020, California permitted businesses such as movie theaters, restaurants, wineries, bars, zoos, museums, gyms, fitness centers, hotels, card rooms, racetracks, and campgrounds to re-open. On July 13, 2020, California re-instituted a state-wide closure on many types of businesses that were previously permitted to re-open such as indoor dining, bars, movie theaters, and museums. In August 2020, California moved to a four-tier, color-coded system assigning every county to a tier based on its test positivity and adjusted case rate. San Francisco County, where a number of our properties are located, was assigned a “moderate” tier in September 2020, which allows for some indoor business operations to open with modifications. Los Angeles County remained in the “widespread” tier, requiring many non-essential indoors business operations to stay closed. On December 6, 2020, due to a significant rise in COVID-19 cases around the Thanksgiving holiday and beyond, as part of California’s mitigation measures, both Los Angeles and San Francisco counties went into a regional stay-at-home order. This order implemented restrictions requiring many non-essential indoor business operations to close or stay closed. This order was subsequently lifted effective January 28, 2021, with both counties remaining in the “widespread” tier. As of June 30, 2021, due to declining new cases and hospitalizations, the state of California lifted COVID-19 related restrictions.
COVID-19 and the efforts to contain its spread have significantly impacted the global economy, the U.S. economy, the economies of the local markets throughout California in which our properties are predominately located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and shelter-in-place or stay-at-home orders. There is uncertainty as to the time, date and extent to which these restrictions will be relaxed, lifted or reinstated, businesses of tenants that have closed, either voluntarily or by mandate, will reopen or when customers will re-engage with tenants as they have in the past. Due to this uncertainty, some of our tenants have been experiencing hardships, as they were unable to operate at full capacity until the middle of June 2021.
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
Of the total leased square footage in our wholly-owned properties, 47% of the leases were either (i) not modified and the tenants were able to continue to make their payments or (ii) the leases were modified to provide for a short-term temporary rent deferral or abatement. The rent deferrals generally were one to two months and were to be repaid within 12 months. Any rent abatement was typically one to two months and in many cases also involved an extension of the tenant's lease. Another 28% of the leases in our wholly-owned properties were modified to provide ongoing rent relief to the tenant. These leases generally were with restaurants and salons that faced significant operating restrictions limiting their ability to be open, open indoors, or open with anything but a limited capacity. These lease modifications involved some combination of lease extensions, application of security deposits, temporary rent deferrals, partial rent forgiveness or abatement, and new percentage rent clauses to protect the landlord in the event sales returned to prior levels during the period of the lease modifications. These concessions lasted and will last in many cases through the first and second quarters of 2021 to allow these businesses to commit to new operating strategies and costs for a pandemic environment. The tenants making up the remaining 25% of our leased square footage requested lease concessions; however, we could not agree with these tenants on lease changes acceptable to both parties. As of June 30, 2021, one of these tenants was in default under its lease; however, we were temporarily unable to evict this tenant under state and local statutes and moratoria. We were working with this tenant to find replacement tenant and terminate their lease. In July 2021, the tenant terminated their lease and was replaced with a new tenant. The other tenant terminated their lease and was replaced with a new tenant during the three months ended June 30, 2021.
To mitigate the impact of COVID-19 on our operations and liquidity, we have taken a number of proactive measures, which include the following:
•We are in constant communication with our tenants and have assisted tenants in identifying local, state and federal resources that may be available to support their businesses and employees during the pandemic, including stimulus funds that may be available under the Coronavirus Aid, Relief, and Economic Security Act of 2020.
•We believe we will be able to service our debts and pay for our ongoing general and administrative expenses for the foreseeable future. As of June 30, 2021, we have approximately $4.0 million in cash and cash equivalents. In addition, we had approximately $0.8 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs). Furthermore, prior to its sale on April 27, 2021, which provided us with $3.8 million in proceeds as additional liquidity, the Shops at Turkey Creek was unencumbered by debt and was available for financing to provide us funds, if needed. Refer to Note 3, “Real Estate Investments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the sale of the Shops at Turkey Creek.
•The SRT Loan is secured by six of our core urban properties in Los Angeles and San Francisco. The SRT Loan does not have restrictive covenants and ongoing debt coverage ratios that could trigger a default caused by tenants not paying rent or seeking rent relief.
•We remain in compliance with all the terms of the Wilshire Construction Loan (as defined below), which matures on May 10, 2022 with the options to extend for two additional twelve-month periods, subject to certain conditions. Similarly, we remain in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2021.
•To further preserve cash and liquidity, we suspended our Amended and Restated Share Redemption Program (the “SRP”), such suspension was effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until our board of directors (the “Board”) approves the resumption of the SRP. During the suspension, we will continue to accept death and qualifying disability redemption filings from stockholders, but will not take any action with regard to those requests until the Board has elected to lift the suspension and provided the terms and conditions for any continuation of the program. There is no guarantee if or when the board of directors will lift the suspension, and if they do, what the terms will be. In addition, on March 27, 2020, the board of directors decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to us. Dividend payments were not reinstated as of June 30, 2021.
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
Property Portfolio
As of June 30, 2021, our wholly-owned property portfolio included six retail properties, excluding a land parcel, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in one state. We purchased our properties for an aggregate purchase price of approximately $35.3 million. As of June 30, 2021 approximately 91% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 5.1 years. As of December 31, 2020, approximately 79% of our portfolio was leased (based on rentable square footage as of December 31, 2020), with a weighted-average remaining lease term of approximately 6.3 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price	Debt (4)
Property Name (1)	Location
Wholly-owned Real Estate Investments
400 Grove Street	San Francisco, CA	2,000	100%	$48.00	6/14/2016	$2,890	$1,450
8 Octavia Street	San Francisco, CA	3,640	47%	63.41	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	84%	62.57	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	96.50	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	70.18	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,497	100%	70.86	1/11/2017	13,300	6,900
		26,729				35,287	18,000
Real Estate Investments owned through Joint Ventures
3032 Wilshire Property	Santa Monica, CA	11,771	45%	92.42	3/8/2016	13,500	12,510
		38,500				$48,787	$30,510
(1)List of properties does not include a residual parcel at Topaz Marketplace as of June 30, 2021.
(2)Percentage is based on leased rentable square feet of each property as of June 30, 2021.
(3)Effective rent per square foot is calculated by dividing the annualized June 30, 2021 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.
(4) Debt represents the outstanding balance as of June 30, 2021, and excludes reclassification of approximately $0.5 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 7. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report.
Properties Under Development
As of June 30, 2021, we had one property under development in Hollywood, California. This development project is still in the planning phase and construction has not commenced.

Results of Operations
Comparison of the three and six months ended June 30, 2021, versus the three and six months ended June 30, 2020.
The following table provides summary information about our results of operations for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
Rental revenue and reimbursements	$726	$654	$72	11.0%
Operating and maintenance expenses	772	359	413	115.0%
General and administrative expenses	401	452	(51)	(11.3)%
Depreciation and amortization expenses	719	301	418	138.9%
Interest expense	315	66	249	377.3%
Operating loss	(1,481)	(524)	(957)	182.6%
Other income, net	422	—	422	100.0%
Net loss	$(1,059)	$(524)	$(535)	102.1%

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Rental revenue and reimbursements	$1,441	$1,461	$(20)	(1.4)%
Operating and maintenance expenses	1,278	809	469	58.0%
General and administrative expenses	811	859	(48)	(5.6)%
Depreciation and amortization expenses	1,076	602	474	78.7%
Interest expense	628	237	391	165.0%
Operating loss	(2,352)	(1,046)	(1,306)	124.9%
Other income, net	422	947	(525)	(55.4)%
Net income (loss)	$(1,930)	$(99)	$(1,831)	1,849.5%
Our results of operations for the three and six months June 30, 2021, are not necessarily indicative of those expected in future periods.
Revenue
The increase in revenue during the three months ended June 30, 2021, compared to the same period in 2020, was primarily due to the expiration of rent concessions provided to our tenants as a result of the COVID-19 pandemic, partially offset by the sale of Shops at Turkey Creek. Revenue remained flat during the six months ended June 30, 2021, when compared to the same period in 2020.
Operating and maintenance expenses
Operating and maintenance expenses increased during the three and six months ended June 30, 2021, when compared to the same periods in 2020, primarily due to higher appraisal costs and real estate-related professional services, as well as additional bad debt reserves. Additionally, placement of the Wilshire Property in service in August 2020, contributed to the increase in operating and maintenance expenses. This was partially offset by the sale of Shops at Turkey Creek.
General and administrative expenses
General and administrative expenses decreased during the three and six months ended June 30, 2021, when compared to the same periods in 2020, primarily due to lower legal fees.
Depreciation and amortization expenses
Depreciation and amortization expenses increased during the three and six months ended June 30, 2021, compared to the same periods in 2020, primarily due to the disposal of assets related to terminated leases.

Interest expense
Interest expense increased during the three and six months ended June 30, 2021, compared to the same period in 2020, due to the placement of the Wilshire Property in service. Capitalization of interest expense related to the Wilshire Property construction loan ceased in August 2020.
Other income, net
Other income, net for the three and six months ended June 30, 2021, consisted of a gain on sale of Shops at Turkey Creek of approximately $0.4 million. Other income, net for the six months ended June 30, 2020, consisted of a gain on sale of Topaz Marketplace of approximately $0.9 million.
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
As of June 30, 2021, our cash and cash equivalents were approximately $4.0 million and we had $0.8 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2021 and December 31, 2020, our borrowings were approximately 92.7% and 90.1%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change
Net cash provided by (used in):
Operating activities	$(555)	$(540)	$(15)
Investing activities	2,705	4,737	(2,032)
Financing activities	—	(6,347)	6,347
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,150	$(2,150)
Cash Flows from Operating Activities
The change in cash flows from operating activities was primarily due to higher operating loss during the six months ended June 30, 2021 as compared to the same period in 2020.
Cash Flows from Investing Activities
Cash flows used by investing activities during the six months ended June 30, 2021, primarily consisted of approximately $3.8 million in proceeds from the sale of Turkey Creek and partially offset by $0.9 million of additional investment in the Sunset and Gardner Joint Venture.
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
Prior to its sale on April 27, 2021, which provided us $3.8 million in additional liquidity as a result of the sales proceeds, the Shops at Turkey Creek remained unencumbered by debt and was available for financing to provide us funds, if needed. Refer to Note 3, “Real Estate Investments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the sale of the Shops at Turkey Creek.
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

As of June 30, 2021, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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
Loans Secured by Properties
On May 7, 2019, we refinanced and repaid our financing with Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of June 30, 2021, the Wilshire Construction Loan had a principal balance of approximately $12.5 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Construction Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
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
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three and six months ended June 30, 2021 and 2020, our total operating expenses did not exceed the 2%/25% Guidelines.
On August 2, 2018, we entered into the Sixth Amendment to the Advisory Agreement. The Advisory Agreement Amendment provides that the Advisor shall not be required to reimburse to us any operating expenses incurred during a given period that exceed the applicable limit on “Total Operating Expenses” (as defined in the Advisory Agreement) to the extent that such excess operating expenses are incurred as a result of certain unusual and non-recurring factors approved by our board of directors, including some related to the execution of our investment strategy as directed by our board of directors. These provisions were also included in the Ninth Amendment to the Advisory Agreement entered into August 5, 2021.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of June 30, 2021.
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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO	2021	2020	2021	2020
Net income (loss)	$(1,059)	$(524)	$(1,930)	$(99)
Adjustments:
Gain on disposal of assets	(422)	—	(422)	(947)
Depreciation of real estate	448	241	758	481
Amortization of in-place leases and leasing costs	271	60	318	121
FFO attributable to common shares and Common Units (1)	$(762)	$(223)	$(1,276)	$(444)

FFO per share and Common Unit (1)	$(0.07)	$(0.02)	$(0.12)	$(0.04)

Weighted average common shares and units outstanding (1)	10,957,204	10,957,204	10,957,204	10,966,939
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
Subsequent Events
On July 21, 2021, we extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, with an interest rate of 7.9% per annum. The new maturity date is October 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended June 30, 2021, we did not redeem shares. Cumulatively, through June 30, 2021, we have redeemed 878,458 shares for $6.2 million. We had no unfulfilled redemption requests during the quarter ended June 30, 2021.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
As of the three months ended June 30, 2021, all items required to be disclosed under Form 8-K were reported under Form 8-K.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2021.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ Ryan Hess
Ryan Hess
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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