Form 10-Q
period 2021-09-30
Strategic Realty Trust, Inc.
filed 2021-11-12
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 8, 2021, there were 10,739,814 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2020, as filed with the SEC on March 26, 2021 (the “2020 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Investments in real estate
Land	$25,400	$25,400
Building and improvements	27,306	32,165
Tenant improvements	1,753	2,199
	54,459	59,764
Accumulated depreciation	(4,878)	(3,797)
Investments in real estate, net	49,581	55,967
Properties under development and development costs
Land	12,958	12,958
Development costs	3,973	2,441
Properties under development and development costs	16,931	15,399
Cash, cash equivalents and restricted cash	2,647	2,622
Prepaid expenses and other assets	183	106
Tenant receivables, net of $224 and $708 bad debt reserve	616	566
Lease intangibles, net	793	1,176
Assets held for sale	—	3,224
TOTAL ASSETS (1)	$70,751	$79,060
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$38,741	$38,339
Accounts payable and accrued expenses	872	674
Amounts due to affiliates	52	11
Other liabilities	201	134
Below-market lease liabilities, net	136	247
TOTAL LIABILITIES (1)	40,002	39,405
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,739,814 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	110	110
Additional paid-in capital	94,602	94,602
Accumulated deficit	(64,500)	(55,771)
Total stockholders’ equity	30,212	38,941
Non-controlling interests	537	714
TOTAL EQUITY	30,749	39,655
TOTAL LIABILITIES AND EQUITY	$70,751	$79,060
(1)As of September 30, 2021 and December 31, 2020, includes approximately $35.4 million and $39.8 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $21.4 million and $21.1 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 4. “Variable Interest Entities”.
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Rental and reimbursements	$493	$529	$1,934	$1,990

Expense:
Operating and maintenance	469	455	1,747	1,264
General and administrative	373	426	1,184	1,285
Depreciation and amortization	680	386	1,756	988
Interest expense	319	230	947	467
Loss on impairment of real estate	5,628	—	5,628	—
	7,469	1,497	11,262	4,004
Operating loss	(6,976)	(968)	(9,328)	(2,014)

Other income:
Net gain on disposal of real estate	—	—	422	947
Net loss	(6,976)	(968)	(8,906)	(1,067)
Net loss attributable to non-controlling interests	(139)	(19)	(177)	(21)
Net loss attributable to common stockholders	$(6,837)	$(949)	$(8,729)	$(1,046)

Loss per common share - basic and diluted	$(0.64)	$(0.09)	$(0.81)	$(0.10)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,739,729	10,739,729	10,739,729	10,746,195
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

Nine Months Ended September 30, 2021 and 2020

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2020	10,739,814	$110	$94,602	$(55,771)	$38,941	$714	$39,655
Net loss	—	—	—	(8,729)	(8,729)	(177)	(8,906)
BALANCE — September 30, 2021	10,739,814	$110	$94,602	$(64,500)	$30,212	$537	$30,749

BALANCE — December 31, 2019	10,759,721	$110	$94,719	$(40,571)	$54,258	$1,022	$55,280
Redemption of common shares	(19,907)	—	(117)	—	(117)	—	(117)
Net loss	—	—	—	(1,046)	(1,046)	(21)	(1,067)
BALANCE — September 30, 2020	10,739,814	$110	$94,602	$(41,617)	$53,095	$1,001	$54,096

Three Months Ended September 30, 2021 and 2020

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE —June 30, 2021	10,739,814	$110	$94,602	$(57,663)	$37,049	$676	$37,725
Net loss	—	—	—	(6,837)	(6,837)	(139)	(6,976)
BALANCE — September 30, 2021	10,739,814	$110	$94,602	$(64,500)	$30,212	$537	$30,749

BALANCE — June 30, 2020	10,739,814	$110	$94,602	$(40,668)	$54,044	$1,020	$55,064
Net loss	—	—	—	(949)	(949)	(19)	(968)
BALANCE — September 30, 2020	10,739,814	$110	$94,602	$(41,617)	$53,095	$1,001	$54,096
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(8,906)	$(1,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of real estate	(422)	(947)
Loss on impairment of real estate	5,628	—
Straight-line rent	(11)	110
Amortization of deferred costs	309	328
Depreciation and amortization	1,756	988
Amortization of above and below-market leases	(80)	(34)
Provision for losses on tenant receivable	588	416
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(77)	(30)
Tenant receivables	(627)	(658)
Accounts payable and accrued expenses	(41)	(1,610)
Amounts due to affiliates	41	(123)
Other liabilities	67	117
Net cash used in operating activities	(1,775)	(2,510)

Cash flows from investing activities:
Proceeds from the sale of real estate	3,770	9,920
Investment in properties under development and development costs	(1,291)	(4,156)
Improvements and capital expenditures	(410)	(511)
Payments for leasing costs	(231)	(219)
Net cash provided by investing activities	1,838	5,034

Cash flows from financing activities:
Redemption of common shares	—	(117)
Quarterly distributions	—	(220)
Proceeds from notes payable	49	3,525
Repayment of notes payable	—	(8,926)
Payment of loan fees from investments in consolidated variable interest entities	(87)	(174)
Payment of loan fees and financing costs	—	(6)
Net cash used in financing activities	(38)	(5,918)

Net increase (decrease) in cash, cash equivalents and restricted cash	25	(3,394)
Cash, cash equivalents and restricted cash – beginning of period	2,622	7,241
Cash, cash equivalents and restricted cash – end of period	$2,647	$3,847

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Change in accrued liabilities capitalized to investment in development	$110	$(725)
Amortization of deferred loan fees capitalized to investment in development	131	208
Changes in capital improvements and leasing costs, accrued but not paid	14	100
Cash paid for interest, net of amounts capitalized	642	144
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. As of September 30, 2021, the Company was externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2022. The current term of the Advisory Agreement terminates on August 9, 2022. Effective April 1, 2021, the Advisor was acquired by PUR SRT Advisors LLC, an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. As a result of this transaction, PUR SRT Advisors LLC, controls SRT Advisor, LLC. Previously, the Advisor was an affiliate of Glenborough, LLC (together with its affiliates, "Glenborough"), a privately held real estate investment and management company. Also effective April 1, 2021, Glenborough and PUR SRT Advisor LLC entered into an agreement pursuant to which PUR SRT Advisor LLC would perform the duties required and receive the benefits of the property management agreements between Glenborough and the Company, subject to Glenborough’s supervision. The above-mentioned transaction had no impact to the Company.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of September 30, 2021 and December 31, 2020, the Company owned 98.0% of the limited partnership interests in the OP.
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
The Company invests in and manages a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets. The Company has invested directly, and indirectly through joint ventures, in a portfolio of income-producing retail properties located throughout the United States, with a focus on multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. During the first quarter of 2016, the Company invested, through joint ventures, in two significant retail projects under development. During the third quarter of 2020, construction of one of the development projects was completed and placed in service. As of September 30, 2021, this property had approximately 12,000 rentable square feet of retail space, which was 45% leased.
As of September 30, 2021, in addition to one development project and the property placed in service, the Company’s portfolio of wholly-owned properties was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in one state, as well as an improved land parcel. As of September 30, 2021, the rentable space at the Company’s retail properties was 91% leased, excluding the property placed in service noted above.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
COVID-19 Pandemic and Liquidity
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
Since the termination of the Offering in 2013, the Company’s cash flows have been primarily funded by cash provided by property operations and the sales of properties. The COVID-19 pandemic has had a material detrimental impact on the Company’s retail tenants and their ability to pay rent and consequently on the Company’s liquidity. As of September 30, 2021, the Company had approximately $1.7 million in cash and cash equivalents. In addition, the Company had approximately $1.0 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs). The Company has taken several steps to preserve capital and increase liquidity, such as:
•On March 27, 2020, the Company’s board of directors (the “Board”) decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of September 30, 2021.
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
The Company remains in compliance with all the terms of the Wilshire Construction Loan (as defined below), which matures on May 10, 2022 with options to extend for two additional twelve-month periods, subject to certain conditions. Similarly, the Company remains in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2022.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2021 and 2020, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 4. “Variable Interest Entities” for additional information.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$1,661	$1,816
Restricted cash	986	806
Total cash, cash equivalents, and restricted cash	$2,647	$2,622
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
The following table represents the net operating income related to Shops at Turkey Creek, which is included in the Company’s condensed consolidated statements of operations (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating income (loss)	$(1)	$31	$71	$38
4. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Sunset & Gardner Joint Venture and (ii) the 3032 Wilshire Joint Venture. The Company has consolidated the accounts of these variable interest entities.
Through September 30, 2021, post the initial capital contributions, the Company made additional capital contributions totaling $8.1 million and $8.9 million to the Sunset & Gardner Joint Venture and Wilshire Joint Venture, respectively.
During the year ended December 31, 2020, construction of the Wilshire Property was completed and placed in service.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30,	December 31,
	2021	2020
ASSETS
Investments in real estate
Land	$13,026	$13,026
Building and improvements	5,046	10,624
Tenant improvements	467	547
	18,539	24,197
Accumulated depreciation	(479)	(209)
Investments in real estate, net	18,060	23,988
Properties under development and development costs:
Land	12,958	12,958
Development costs	3,973	2,441
Properties under development and development costs	16,931	15,399
Cash, cash equivalents and restricted cash	315	340
Prepaid expenses and other assets, net	21	11
Other receivables, net	29	—
Lease intangibles, net	30	73
TOTAL ASSETS (1)	$35,386	$39,811

LIABILITIES
Notes payable, net (2)	$21,070	$20,868
Accounts payable and accrued expenses	300	212
Other liabilities	48	33
TOTAL LIABILITIES	$21,418	$21,113
(1)The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.
(2)As of both September 30, 2021 and December 31, 2020, includes approximately $0.2 million and $0.3 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the Wilshire Joint Venture is partially guaranteed by the Company, refer to Note 7, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.
5. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2021, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 10.2 years with a weighted-average remaining term (excluding options to extend) of approximately 6.5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.1 million as of September 30, 2021 and December 31, 2020, respectively.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the components of income from real estate operations for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease income - operating leases	$358	$351	$1,503	$1,540
Variable lease income (1)	135	178	431	450
Rental and reimbursements income	$493	$529	$1,934	$1,990
(1)Primarily includes tenant reimbursements for real estate taxes, insurance and common area maintenance.
At the start of the COVID-19 pandemic and shelter-in-place orders, a majority of the Company’s tenants requested rent deferral or rent abatement due to the pandemic and government-mandated restrictions. These tenants totaled approximately 94% of the leased square footage in the Company’s wholly-owned properties. Not all tenant requests resulted in modified agreements nor did the Company forgo its contractual rights under its lease agreements. The Company reviewed these requests on a case-by-case basis and agreed to modifications to some of the tenant leases, while other leases were not modified. Of the total leased square footage in the Company’s wholly-owned properties, 47% of the leases were either (i) not modified and the tenants were able to continue to make their payments or (ii) the leases were modified to provide for a short-term temporary rent deferral or abatement. The rent deferrals generally were one to two months and were to be repaid within 12 months. Any rent abatement was typically one to two months and involved an extension of the tenant's lease. Another 28% of the leases in the Company’s wholly-owned properties were modified to provide ongoing rent relief to the tenant. These lease modifications involved some combination of lease extensions, application of security deposits, temporary rent deferrals, partial rent forgiveness or abatement, and new percentage rent clauses to protect the landlord in the event sales returned to prior levels during the period of the lease modifications. Temporary deferrals resulted in increased receivable balances, with continued recognition of revenue during the deferral period. Lease term extensions with partial rent forgiveness and/or abatement, resulted in adjustments to the amount of revenue recognized on a straight-line basis. The tenants making up the remaining 25% of the Company’s wholly-owned properties’ leased square footage requested lease concessions; however, the Company could not agree with these tenants on lease changes acceptable to both parties. During the nine months ended September 30, 2021, these tenants terminated their leases and were replaced with new tenants.
As of September 30, 2021, approximately $0.3 million of rental income due and payable was outstanding. The Company collected a total of approximately $0.03 million, or 10%, of the outstanding balance in October 2021. Additionally, approximately $3 thousand of rental income earned and recognized to date, was deferred and is expected to be collected in future periods.
As of September 30, 2021, the future minimum rental income from the Company’s wholly-owned properties under non-cancelable operating leases was as follows (amounts in thousands):

Remainder 2021	$405
2022	1,893
2023	1,928
2024	1,889
2025	1,644
Thereafter	6,556
Total	$14,315

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of September 30, 2021 and December 31, 2020, the Company’s acquired lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Cost	$2,057	$1,892	$(389)	$(389)
Accumulated amortization	(1,264)	(716)	253	142
Total	$793	$1,176	$(136)	$(247)
The Company’s amortization of lease intangibles and below-market lease liabilities for the three and nine months ended September 30, 2021 and 2020, were as follows (amounts in thousands):

	Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended September 30,		Three Months Ended September 30,
	2021	2020	2021	2020
Amortization	$(281)	$(63)	$6	$11

	Lease Intangibles		Below-Market Lease Liabilities
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization	$(604)	$(188)	$111	$41
7. NOTES PAYABLE, NET
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
As of September 30, 2021, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At September 30, 2021, the Company was in compliance with the loan requirements in effect as of that date.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
On May 7, 2019, the Company refinanced and repaid its financing from Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of September 30, 2021, the Wilshire Construction Loan had a principal balance of approximately $12.6 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
Pursuant to the Wilshire Construction Loan, the Company must comply with certain matters contained in the loan documents including but not limited to minimum limits on the Company’s liquidity and tangible net worth. The Company remains in compliance with all the terms of the Wilshire Construction Loan.
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
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of September 30, 2021 (amounts in thousands):

Remainder of 2021	$—
2022	21,258
2023	18,000
Total future principal payments	39,258
Unamortized financing costs, net	517
Notes payable, net	$38,741
The following table sets forth interest costs incurred by the Company for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expensed
Interest costs, net of amortization of deferred financing costs	$216	$139	$638	$139
Amortization of deferred financing costs	103	91	309	328
Total interest costs	$319	$230	$947	$467

Capitalized
Interest costs, net of amortization of deferred financing costs	$356	$444	$1,063	$1,500
Amortization of deferred financing costs	44	56	131	200
Total interest costs	$400	$500	$1,194	$1,700

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of both September 30, 2021 and December 31, 2020, interest expense payable was approximately $0.2 million, including an amount related to the variable interest entities of approximately $0.1 million, for each period.
8. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at September 30, 2021.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
Using Level 3 measurements, including each property’s undiscounted cash flow, which took into account each property’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, as well as a terminal capitalization rate of 4.75%, the Company determined that the carrying values of the operating property it owns through the Wilshire Joint Venture was not fully recoverable. As such, for the three and nine months ended September 30, 2021, the Company recorded an impairment loss of approximately $5.6 million related to the Wilshire Property.
The Company did not record any impairment losses for both the three and nine months ended September 30, 2020.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes share redemption activity during the nine months ended September 30, 2021 and 2020 (amounts in thousands, except shares):

	Nine Months Ended September 30,
	2021	2020
Shares of common stock redeemed	—	19,907
Purchase price	$—	$117
There were no share redemptions during the three months ended September 30, 2021 and 2020.
Cumulatively, through September 30, 2021, pursuant to the Original Share Redemption Program and the Amended and Restated SRP, the Company has redeemed 878,458 shares sold in the Offering and/or its dividend reinvestment plan for $6.2 million.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of September 30, 2021.
10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period.
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator - basic and diluted
Net loss	$(6,976)	$(968)	$(8,906)	$(1,067)
Net loss attributable to non-controlling interests	(139)	(19)	(177)	(21)
Net loss attributable to common shares	$(6,837)	$(949)	$(8,729)	$(1,046)
Denominator - basic and diluted
Basic weighted average common shares	10,739,729	10,739,729	10,739,729	10,746,195
Common Units (1)	—	—	—	—
Diluted weighted average common shares	10,739,729	10,739,729	10,739,729	10,746,195
Loss per common share - basic and diluted
Net loss attributable to common shares	$(0.64)	$(0.09)	$(0.81)	$(0.10)
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company is party to property management agreements with respect to each of its properties pursuant to which Glenborough was engaged to serve as property manager. Effective April 1, 2021, Glenborough and PUR SRT Advisor LLC entered into an agreement pursuant to which PUR SRT Advisor LLC would perform the duties required and receive the benefits of the property management agreements, subject to Glenborough’s supervision. As a result, PUR SRT Advisor LLC is currently providing property management services to the Company and receiving the fees described below. The property management agreements expire August 10, 2022 and will automatically renew every year, unless expressly terminated.
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
Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Expensed	2021	2020	2021	2020	2021	2020
Legal leasing fees	$—	$—	$2	$—	$—	$—
Asset management fees	144	158	446	481	48	—
Reimbursement of operating expenses	—	6	—	17	—	—
Property management fees	13	22	48	58	4	9
Disposition fees	—	—	50	157	—	—
Total	$157	$186	$546	$713	$52	$9

Capitalized
Acquisition fees	$2	$7	$7	$16	$—	$—
Leasing fees	—	13	20	113	—	—
Legal leasing fees	—	10	10	38	—	—
Construction management fees	—	8	35	136	—	2
Financing coordination fees	—	44	—	44	—	—
Total	$2	$82	$72	$347	$—	$2
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
For the three and nine months ended September 30, 2021 and 2020, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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
13. SUBSEQUENT EVENTS
Financing
On November 9, 2021, the Company obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Company has the right to prepay or repay the Unsecured Loan in whole or in part at any time without penalty. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by the Company. The Unsecured Loan is guaranteed by the Company.

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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2022. The current term of the Advisory Agreement terminates on August 9, 2022. Effective April 1, 2021, the Advisor merged with PUR SRT Advisors LLC, an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. As a result of this transaction, PUR SRT Advisors LLC, controls SRT Advisor, LLC.
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
Of the total leased square footage in our wholly-owned properties, 47% of the leases were either (i) not modified and the tenants were able to continue to make their payments or (ii) the leases were modified to provide for a short-term temporary rent deferral or abatement. The rent deferrals generally were one to two months and were to be repaid within 12 months. Any rent abatement was typically one to two months and in many cases also involved an extension of the tenant's lease. Another 28% of the leases in our wholly-owned properties were modified to provide ongoing rent relief to the tenant. These leases generally were with restaurants and salons that faced significant operating restrictions limiting their ability to be open, open indoors, or open with anything but a limited capacity. These lease modifications involved some combination of lease extensions, application of security deposits, temporary rent deferrals, partial rent forgiveness or abatement, and new percentage rent clauses to protect the landlord in the event sales returned to prior levels during the period of the lease modifications. These concessions lasted through the first and second quarters of 2021 to allow these businesses to commit to new operating strategies and costs for a pandemic environment. The tenants making up the remaining 25% of our leased square footage requested lease concessions; however, we could not agree with these tenants on lease changes acceptable to both parties. During the nine months ended September 30, 2021, these tenants terminated their leases and were replaced with new tenants.
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
•We believe we will be able to service our debts and pay for our ongoing general and administrative expenses for the foreseeable future. As of September 30, 2021, we have approximately $1.7 million in cash and cash equivalents. In addition, we had approximately $1.0 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
•On November 9, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. We have the right to prepay or repay the Unsecured Loan in whole or in part at any time without penalty. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. The Unsecured Loan is guaranteed by us.
•The SRT Loan is secured by six of our core urban properties in Los Angeles and San Francisco. The SRT Loan does not have restrictive covenants and ongoing debt coverage ratios that could trigger a default caused by tenants not paying rent or seeking rent relief.
•We remain in compliance with all the terms of the Wilshire Construction Loan (as defined below), which matures on May 10, 2022 with options to extend for two additional twelve-month periods, subject to certain conditions. Similarly, we remain in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2022.
•To further preserve cash and liquidity, we suspended our Amended and Restated Share Redemption Program (the “SRP”), such suspension was effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until our board of directors (the “Board”) approves the resumption of the SRP. During the suspension, we will continue to accept death and qualifying disability redemption filings from stockholders, but will not take any action with regard to those requests until the Board has elected to lift the suspension and provided the terms and conditions for any continuation of the program. There is no guarantee if or when the board of directors will lift the suspension, and if they do, what the terms will be. In addition, on March 27, 2020, the board of directors decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter-by-quarter basis as more information becomes available on the impact of COVID-19. Dividend payments were not reinstated as of September 30, 2021.
Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our business, the full extent of the financial impact cannot be reasonably estimated at this time. However, there are those who believe that, as more tools are developed to fight COVID-19 - increased testing, enhanced monitoring, data analysis and identification of effective therapeutics-the country can, anchored by advice of healthcare specialists, incrementally foster economic activity in the near term and at some point with a vaccine and time, the country should return to a more normal state as with other pandemics in the past. Although vaccines for COVID-19 are being made available to the general public in the U.S. and around the world, the vaccine may not materially affect the spread of the virus and the outbreak could have a continued adverse impact on economic and market conditions.
Property Portfolio
As of September 30, 2021, our wholly-owned property portfolio included six retail properties, excluding a land parcel, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in one state. We purchased our properties for an aggregate purchase price of approximately $35.3 million. As of September 30, 2021 approximately 91% of our portfolio, excluding the Wilshire property that was placed into service in the third quarter of 2020, was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 6.5 years. As of December 31, 2020, approximately 79% of our portfolio was leased (based on rentable square footage as of December 31, 2020), with a weighted-average remaining lease term of approximately 6.3 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price	Debt (4)
Property Name (1)	Location
Wholly-owned Real Estate Investments
400 Grove Street	San Francisco, CA	2,000	100%	$48.00	6/14/2016	$2,890	$1,450
8 Octavia Street	San Francisco, CA	3,640	47%	63.41	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	84%	63.28	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	98.97	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	70.18	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,497	100%	74.19	1/11/2017	13,300	6,900
		26,729				35,287	18,000
Real Estate Investments owned through Joint Ventures
3032 Wilshire Property	Santa Monica, CA	11,771	45%	92.42	3/8/2016	13,500	12,558
		38,500				$48,787	$30,558
(1)List of properties does not include a residual parcel at Topaz Marketplace as of September 30, 2021.
(2)Percentage is based on leased rentable square feet of each property as of September 30, 2021.
(3)Effective rent per square foot is calculated by dividing the annualized September 30, 2021 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.
(4) Debt represents the outstanding balance as of September 30, 2021, and excludes reclassification of approximately $0.4 deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 7. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report.
Properties Under Development
As of September 30, 2021, we had one property under development in Hollywood, California. This development project is still in the planning phase and construction has not commenced.

Results of Operations
Comparison of the three and nine months ended September 30, 2021, versus the three and nine months ended September 30, 2020.
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
Rental revenue and reimbursements	$493	$529	$(36)	(6.8)%
Operating and maintenance expenses	469	455	14	3.1%
General and administrative expenses	373	426	(53)	(12.4)%
Depreciation and amortization expenses	680	386	294	76.2%
Interest expense	319	230	89	38.7%
Loss on impairment of real estate	5,628	—	5,628	100.0%
Operating loss	(6,976)	(968)	(6,008)	620.7%
Net loss	$(6,976)	$(968)	$(6,008)	620.7%

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Rental revenue and reimbursements	$1,934	$1,990	$(56)	(2.8)%
Operating and maintenance expenses	1,747	1,264	483	38.2%
General and administrative expenses	1,184	1,285	(101)	(7.9)%
Depreciation and amortization expenses	1,756	988	768	77.7%
Interest expense	947	467	480	102.8%
Loss on impairment of real estate	5,628	—	5,628	100.0%
Operating loss	(9,328)	(2,014)	(7,314)	363.2%
Other income, net	422	947	(525)	(55.4)%
Net loss	$(8,906)	$(1,067)	$(7,839)	734.7%
Our results of operations for the three and nine months September 30, 2021, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the three and nine months ended September 30, 2021, compared to the same periods in 2020, was primarily due to the sale of Shops at Turkey Creek, partially offset by the expiration of rent concessions provided to our tenants as a result of the COVID-19 pandemic. Additionally, rent concessions provided to replacement tenants also contributed to the decrease in revenue.
Operating and maintenance expenses
Operating and maintenance expenses increased during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to additional reserves and write-off of uncollectible rents. Additionally, placement of the Wilshire Property in service in August 2020, contributed to the increase in operating and maintenance expenses. This was partially offset by the sale of Shops at Turkey Creek.
General and administrative expenses
General and administrative expenses decreased during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to lower asset management fees, estimated tax compliance fees and legal fees.

Depreciation and amortization expenses
Depreciation and amortization expenses increased during the three and nine months ended September 30, 2021, compared to the same periods in 2020, primarily due to the disposal of assets related to terminated leases and placement of the Wilshire Property in service in August 2020.
Interest expense
Interest expense increased during the three and nine months ended September 30, 2021, compared to the same period in 2020, due to the placement of the Wilshire Property in service. Capitalization of interest expense related to the Wilshire Property construction loan ceased in August 2020.
Loss on impairment of real estate
Loss on impairment of approximately $5.6 million related to an operating property we own through a joint venture.
Other income, net
Other income, net for the nine months ended September 30, 2021, consisted of a gain on sale of Shops at Turkey Creek of approximately $0.4 million. Other income, net for the nine months ended September 30, 2020, consisted of a gain on sale of Topaz Marketplace of approximately $0.9 million.
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
As of September 30, 2021, our cash and cash equivalents were approximately $1.7 million and we had $1.0 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2021 and December 31, 2020, our borrowings were approximately 111.5% and 90.1%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change
Net cash provided by (used in):
Operating activities	$(1,775)	$(2,510)	$735
Investing activities	1,838	5,034	(3,196)
Financing activities	(38)	(5,918)	5,880
Net increase (decrease) in cash, cash equivalents and restricted cash	$25	$(3,394)
Cash Flows from Operating Activities
Cash used in operating activities during the nine months ended September 30, 2021 was primarily due to an increase in our accrued property tax expenses, partially offset by a higher operating loss during the nine months ended September 30, 2021 as compared to the same period in 2020, due to higher operating and maintenance expenses and lower revenues.

Cash used in operating activities during the nine months ended September 30, 2020, was primarily due to lower operating income, which resulted from sale of Topaz Marketplace during the three months ended March 31, 2020, as well as increased accounts receivable and rent deferral balances resulting from the COVID-19 pandemic. Additionally, decreases in our accrued expense balances contributed to the decrease in cash flows from operations.
Cash Flows from Investing Activities
Cash flows provided by investing activities during the nine months ended September 30, 2021, primarily consisted of approximately $3.8 million in proceeds from the sale of Turkey Creek and partially offset by $1.3 million of additional investment in the Sunset and Gardner Joint Venture.
Cash flows provided by investing activities during the nine months ended September 30, 2020 primarily consisted of approximately $9.9 million of proceeds from sale of Topaz Marketplace. These were partially offset by our aggregate additional $4.2 million investment in the Wilshire and Sunset and Gardner Joint Ventures.
Cash Flows from Financing Activities
Cash flows used in financing activities during the nine months ended September 30, 2021, primarily consisted of payment of financing costs related to the extension of the Sunset & Gardner loan, partially offset by construction loan proceeds.
Cash flows used in financing activities during the nine months ended September 30, 2020, primarily consisted of approximately $8.9 million in repayments of our line of credit. This was partially offset by approximately $3.5 million from construction loan proceeds.
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
On November 9, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. We have the right to prepay or repay the Unsecured Loan in whole or in part at any time without penalty. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. The Unsecured Loan is guaranteed by us.
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
The sale of Shops at Turkey Creek on April 27, 2021, provided us $3.8 million in additional liquidity as a result of the sales proceeds. Refer to Note 3, “Real Estate Investments” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the sale of the Shops at Turkey Creek.
We believe that our cash on hand, along with other potential aforementioned sources of liquidity that we may be able to obtain, will be sufficient to fund our working capital needs, as well as our capital lease and debt obligations for at least the next twelve months and beyond. However, this forward-looking statement is subject to a number of uncertainties, including with respect to the duration of the COVID-19 pandemic, and there can be no guarantee that we will be successful with our plan. Moreover, over the long term, if our cash flow from operations does not increase from current levels, we may have to address a liquidity deficiency. We are actively exploring options should cash flow from operations not sufficiently improve, such as a sale of one or more assets that are not generating positive cash flow or the sale of equity to an institutional investor.

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
As of September 30, 2021, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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
Loans Secured by Properties
On May 7, 2019, we refinanced and repaid our financing with Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of September 30, 2021, the Wilshire Construction Loan had a principal balance of approximately $12.6 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Construction Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
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
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three and nine months ended September 30, 2021 and 2020, our total operating expenses did not exceed the 2%/25% Guidelines.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of September 30, 2021.
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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO	2021	2020	2021	2020
Net loss	$(6,976)	$(968)	$(8,906)	$(1,067)
Adjustments:
Gain on disposal of assets	—	—	(422)	(947)
Depreciation of real estate	416	326	1,174	807
Amortization of in-place leases and leasing costs	264	60	582	181
Loss on impairment of real estate	5,628	—	5,628	—
FFO attributable to common shares and Common Units (1)	$(668)	$(582)	$(1,944)	$(1,026)

FFO per share and Common Unit (1)	$(0.06)	$(0.05)	$(0.18)	$(0.09)

Weighted average common shares and units outstanding (1)	10,957,204	10,957,204	10,957,204	10,966,939
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

Subsequent Events
On November 9, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. We have the right to prepay or repay the Unsecured Loan in whole or in part at any time without penalty. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. The Unsecured Loan is guaranteed by us.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended September 30, 2021, we did not redeem shares. Cumulatively, through September 30, 2021, we have redeemed 878,458 shares for $6.2 million. We have not presented information regarding submitted and unfulfilled redemption requests for the quarter ended September 30, 2021, as our redemption program is suspended and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the suspension of the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
As of the three months ended September 30, 2021, all items required to be disclosed under Form 8-K were reported under Form 8-K.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 2021.

Strategic Realty Trust, Inc.

By:	/s/ Andrew Batinovich
Andrew Batinovich
Chief Executive Officer, Corporate Secretary and Director (Principal Executive Officer)

By:	/s/ Ryan Hess
Ryan Hess
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Loan Modification Agreement between Sunset & Gardner Investors LLC and Lone Oak Fund, LLC, dated July 21, 2021	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)