Form 10-K
period 2021-12-31
Strategic Realty Trust, Inc.
filed 2022-03-25
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Securities registered pursuant to Section 12 (g) of the Act:
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
There is no established trading market for the registrant’s common stock. On May 26, 2021, the registrant’s board of directors approved an estimated value per share of the registrant’s common stock of $3.43 per share based on estimated value of the registrant’s real estate assets and the estimated value of the registrant’s tangible other assets less the estimated value of the registrant’s liabilities divided by the number of shares and operating partnership units outstanding, as of February 28, 2021. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of February 28, 2021, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, 10,467,166 shares of its common stock were held by non-affiliates.
As of March 21, 2022, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.
Documents Incorporated by Reference: Registrant incorporates by reference In Part III (Items 10, 11,12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The potential adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic, or any future pandemic, epidemic or outbreak of infectious disease, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market, in particular with respect to retail commercial properties and the global economy and financial markets.
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
•A significant portion of our assets are concentrated in one state, with the exception of Turkey Creek which was sold during the year, and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market could affect our operating results and our ability to pay distributions to our stockholders.
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
From August 7, 2009 through February 7, 2013 we conducted an initial public offering pursuant to which we offered a maximum of 100,000,000 shares of our common stock to the public in our primary offering at $10.00 per share and up to 10,526,316 shares of our common stock to our stockholders at $9.50 per share pursuant to our distribution reinvestment plan (“DRIP”) (collectively, the “Offering”).
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
Our board of directors has adopted a share redemption program that may enable our stockholders to sell their shares of common stock to us in limited circumstances (the “SRP”), subject to the significant restrictions and limitations of the program. From January 2013 until April 2015, the SRP was suspended with respect to all redemption requests. In April 2015 the SRP was reinstated solely with respect to shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder. In order to preserve cash in light of the uncertainty relating to the economic impact of COVID-19 on the Company, in April 2020, the Board again suspended the SRP. As of the date of this filing the SRP remains suspended. For more information regarding the SRP, refer to Part II, Item 5, “Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities - Share Redemption Program.” Cumulatively, through December 31, 2021, pursuant to the SRP, we have redeemed 878,458 shares of common stock sold in the Offering for approximately $6.2 million.
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2022. The current term of the Advisory Agreement terminates on August 9, 2022. Effective April 1, 2021, the Advisor was acquired by PUR SRT Advisors LLC (“PUR”), an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. As a result of this transaction, PUR controls SRT Advisor, LLC. Previously, the Advisor was an affiliate of Glenborough, LLC (together with its affiliates, "Glenborough"), a privately held real estate investment and management company. Also effective April 1, 2021, Glenborough and PUR entered into an agreement pursuant to which PUR would perform the duties required and receive the benefits of the property management agreements between Glenborough and the Company, subject to Glenborough’s supervision. On February 2, 2022, Glenborough assigned its interest in the various property management agreements to PUR.
Our office address is 550 W. Adams St, Suite 200, Chicago, Illinois 60661, and our main telephone number is (312) 878-4848.
Investment Objectives
Our investment objectives are to:
•preserve, protect and return stockholders’ capital contributions;
•pay predictable and sustainable cash distributions to stockholders; and
•realize capital appreciation upon the ultimate sale of the real estate assets.

Business Strategy
We have funded our investments in real properties and other real-estate related assets primarily with the proceeds from the Offering and debt financing. We intend to fund our future cash needs, including any future investments, with debt financing, cash from operations, proceeds to us from asset sales, cash flows from investments in joint ventures and the proceeds from any offerings of our securities that we may conduct in the future.
We intend to continue to focus on investments in income-producing retail properties. Specifically, we are focused on acquiring high quality urban retail properties in major west coast markets. We may invest directly or through joint ventures in these types of assets as well as in value-add retail properties. Our investments may include urban store front retail buildings, free standing single tenant buildings, neighborhood, community, power and lifestyle shopping centers, and multi-tenant shopping centers. We may also invest in real estate loans or real estate-related assets that we believe meet our investment objectives. Our near term goal continues to be the recycling of the portfolio that was held in 2013 when the Advisor first began providing services to us pursuant to the Advisory Agreement by selling the remaining legacy properties. As of December 31, 2021, an improved land parcel remained the only legacy property in the portfolio. Shops at Turkey Creek was sold on April 27, 2021. We believe that a fully recycled and focused high-quality west coast urban retail portfolio will allow us the opportunity to evaluate various strategic options in the future.
Investment Portfolio
As of December 31, 2021, in addition to one development project and a property placed in service, as described below, our portfolio included six wholly-owned properties, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of single and multi-tenant commercial retail space located in one state, which we purchased for an aggregate purchase price of approximately $35.3 million. Additionally, our portfolio includes an improved land parcel. Refer to Item 2, “Properties” for additional information on our portfolio.
During the first quarter of 2016, we invested, through joint ventures, in two significant retail projects under development. During the year ended December 31, 2020, construction of one property was substantially completed and the property was placed in service. As of December 31, 2021, this property had approximately 12,000 rentable square feet of retail space, which was 45% leased. The development of the second property is still in the planning phase and construction has not commenced.
Borrowing Policies
We use, and may continue to use in the future, secured and unsecured debt as a means of providing additional funds for the acquisition of real property, real estate-related loans, and other real estate-related assets. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of our indebtedness. As of December 31, 2021, our aggregate outstanding indebtedness, including deferred financing costs, net of accumulated amortization, totaled approximately $39.8 million, or 56.9% of the book value of our total assets.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2021 and 2020, our borrowings were approximately 120.2% and 90.1%, respectively, of the book value of our net assets.
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
Economic Dependency
We are dependent on our Advisor and its affiliates for certain services that are essential to us, including the disposition of real estate and real estate-related investments and, to the extent we acquire additional assets, the identification, evaluation, financing, negotiation and purchase of these assets, management of the daily operations of our real estate and real estate-related investment portfolio, and other general and administrative responsibilities. In the event that our Advisor is unable to provide such services to us, we will be required to obtain such services from other sources.

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
Human Capital
We have no paid employees. The employees of our Advisor and its affiliates provide management, acquisition, disposition, advisory and certain administrative services for us.

Available Information
We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, as a result, file our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information (including exhibits to our reports) with the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly and current reports, proxy and information statements and other information we file electronically with the SEC. Access to these filings is free of charge on the SEC’s website as well as on our website (www.srtreit.com).
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
On May 26, 2021, our board of directors approved an estimated value per share of our common stock of $3.43 per share based on the estimated value of our real estate assets plus the estimated value of our tangible other assets less the estimated value of our liabilities divided by the number of shares and operating partnership units outstanding, as of February 28, 2021. We provided this estimated value per share to assist broker-dealers that participated in the Offering in meeting their customer account statement reporting obligations under the rules of the Financial Industry Regulatory Authority (“FINRA”).
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
There is no current public market for the shares of our common stock and we have no obligation to list our shares on any public securities market or provide any other type of liquidity to our stockholders. It will therefore be difficult for you to sell your shares of common stock promptly, or at all. Even if you are able to sell your shares of common stock, the absence of a public market may cause the price received for any shares of our common stock sold to be less than what you paid or less than your proportionate value of the assets we own. We have adopted the Amended and Restated Share Redemption Program (the “SRP”) which provides for the repurchase of shares by the Company only in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder. However, effective May 21, 2020, in response to the uncertainty of the economic impact to the Company of the ongoing COVID-19 pandemic, the SRP was suspended. We can provide no assurances, when, if ever, our board of directors may resume the SRP. Further, once resumed, the SRP is only available in connection with the death or “qualifying disability” of a stockholder and is subject to a limit on the number of shares to be redeemed of the lesser of (i) a total of $3.8 million for redemptions sought upon a stockholder’s death and a total of $1.2 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. Additionally, our charter does not require that we consummate a transaction to provide liquidity to stockholders on any date certain or at all. As a result, you should be prepared to hold your shares for an indefinite length of time.
You are limited in your ability to sell your shares of common stock pursuant to the SRP. You may not be able to sell any of your shares of our common stock back to us, and if you do sell your shares, you may not receive the price you paid upon subscription.
Our board of directors has adopted the SRP which provides for the repurchase of shares by us upon a stockholder’s death or “qualifying disability” (as defined in the SRP) and may provide you with an opportunity to have your shares of common stock redeemed. However, effective May 21, 2020, in response to the uncertainty of the economic impact to the Company of the ongoing COVID-19 pandemic, the SRP was suspended. We can provide no assurances, when, if ever, our board of directors may resume the SRP. Further, once resumed the SRP contains certain restrictions and limitations. Only shares submitted for repurchase in connection with the death or “qualifying disability” of a stockholder are eligible for repurchase under the SRP. Further, we limit the number of shares to be redeemed under the SRP to the lesser of (i) a total of $3.8 million for redemptions sought upon a stockholder’s death and a total of $1.2 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted average of the number of shares of our common stock outstanding during the prior calendar year. In addition, our board of directors reserves the right to reject any redemption request for any reason or to amend or terminate the SRP at any time. Therefore, you may not have the opportunity to make a redemption request prior to a potential termination of the SRP and you may not be able to sell any of your shares of common stock back to us pursuant to the SRP. Moreover, if you do sell your shares of common stock back to us pursuant to the SRP, you may not receive the price you paid for any shares of our common stock being redeemed.
Distributions are not guaranteed, may fluctuate, and may constitute a return of capital or taxable gain from the sale or exchange of property.
From August 2009 to December 2012, our board of directors declared monthly cash distributions. Due to short-term liquidity issues and defaults under certain of our loan agreements, effective January 15, 2013, our board of directors determined to pay future distributions on a quarterly basis (as opposed to monthly). However, our board of directors did not declare or pay a distribution for the first three quarters of 2013. On December 9, 2013, our board of directors re-established a quarterly distribution that continued through December 2019. In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to consider resuming dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to us. Dividend payments were not reinstated as of December 31, 2021. Refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions” for additional information regarding distributions.
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
We are dependent upon our Advisor and its affiliates to conduct our operations, and any adverse changes in the financial health of our Advisor or its affiliates or our relationship with them could hinder our operating performance and the return on our stockholders’ investment.
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
Our Advisor was acquired by PUR SRT Advisors LLC in April of 2021 and our operations have been transitioned to a new management team of individuals employed by PUR SRT Advisors LLC and its affiliates. If the transition to a new management team is not successful it may adversely affect our business and the return on our stockholders’ investment.
We are dependent on our Advisor to manage our operations and our portfolio of real estate and real estate-related assets. In April 2021, our Advisor was acquired by PUR SRT Advisors LLC and our executive officers and other individuals who support our operations have been replace by new individuals who are employees of PUR SRT Advisors LLC and its affiliates. Previously our Advisor was owned by an affiliate of Glenborough, LLC and our officers were employees of Glenborough, LLC and its affiliates. The new management team at our Advisor may not be as familiar with our operations or may not provide the same level of service as the management team affiliated with Glenborough which could adversely affect our operations and the return on our stockholders’ investment.
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
We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A security breach or other significant disruption involving our IT networks and related systems could:
•disrupt the proper functioning of our networks and systems and therefore our operations;
•result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;
•result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;
•result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which others could use to compete against us or which could expose us to damage claims by third-parties for disruptive, destructive or otherwise harmful purposes and outcomes;
•require significant management attention and resources to remedy any damages that result;
•subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or
•damage our reputation among our stockholders.
Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Risks Related To Conflicts of Interest
We may compete with affiliates of our Advisor for opportunities to acquire or sell investments, which may have an adverse impact on our operations.
We may compete with affiliates of our Advisor for opportunities to acquire or sell real properties and other real estate-related assets. We may also buy or sell real properties and other real estate-related assets at the same time as other affiliates are considering buying or selling similar assets. In this regard, there is a risk that our Advisor will select for us investments that provide lower returns to us than investments purchased by an affiliate of our Advisor. Certain of our Advisor’s affiliates may own or manage real properties in geographical areas in which we may expect to own real properties. As a result of our potential competition with affiliates of our Advisor, certain investment opportunities that would otherwise be available to us may not in fact be available. This competition may also result in conflicts of interest that are not resolved in our favor.

The time and resources that our Advisor and its affiliates, including our officers and affiliated directors, devote to us may be diverted, and we may face additional competition due to the fact that affiliates of our Advisor are not prohibited from raising money for, or managing, another entity that makes the same types of investments that we target.
Our Advisor and its affiliates, including our officers and affiliated directors, are not prohibited from raising money for, or managing, another investment entity that makes the same types of investments as those we target. For example, our Advisor’s management currently manages several privately offered real estate programs sponsored by affiliates of our Advisor. As a result, the time and resources they could devote to us may be diverted. In addition, we may compete with any such investment entity for the same investment opportunities. We may also co-invest with any such investment entity. Even though all such co-investments will be subject to approval by our independent directors, they could be on terms not as favorable to us as those we could achieve co-investing with a third-party.
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
Our Advisor and its affiliates receive substantial fees from us in return for their services and these fees could influence the advice provided to us. Among other matters, the compensation arrangements could affect their judgment with respect to:
•acquisitions of property and other investments and originations of loans, which entitle our Advisor to acquisition or origination fees and management fees; and, in the case of acquisitions of investments from other programs sponsored by PUR, may entitle affiliates of our Advisor to disposition or other fees from the seller;
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
The ultimate extent of the impact of the COVID-19 pandemic or any other epidemic, pandemic or other health crisis on our business, financial condition and results of operations continues to depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of such epidemic, pandemic or other health crisis and actions taken to contain or prevent their further spread, among others. These and other potential impacts of an epidemic, pandemic or other health crisis, such as COVID-19, could therefore materially and adversely affect our business, financial condition and results of operations.
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
An economic downturn in the United States may have an adverse impact on the retail industry generally. As a result, the retail industry may face reductions in sales revenues and increased bankruptcies. Adverse economic conditions may result in an increase in distressed or bankrupt retail companies, which in turn could result in an increase in defaults by tenants at our commercial properties. Additionally, slow economic growth is likely to hinder new entrants in the retail market which may make it difficult for us to fully lease our properties. Tenant defaults and decreased demand for retail space would have an adverse impact on the value of our retail properties and our results of operations. In particular, the COVID-19 pandemic has impacted the retail industry across the United States, including our portfolio of properties. Additional information about the impact of COVID-19 on the retail industry and our portfolio specifically is included in the risk factor below.

Our properties consist of retail properties. Our performance, therefore, is linked to the market for retail space generally.
As of December 31, 2021, we owned six properties, each of which is a retail property and the majority of which have multiple tenants. The joint ventures in which we have invested also own retail centers. The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our retail center is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.
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
A concentration of credit risk may arise in our business when a nationally or regionally-based tenant is responsible for a substantial amount of rent in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. As of December 31, 2021, Intent to Dine, LLC, 450 Hayes Valley, LLC, and La Conq, LLC each accounted for more than 10% of our annualized minimum rent.
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
As of December 31, 2021, 50.9% of our annual minimum rent was derived from properties in San Francisco, California with an additional 49.1% of our annual minimum rent coming from properties located in other California cities. Additionally, one of our development projects and an additional property, owned through a joint venture, are in California. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California real estate markets. In addition, the majority of our real estate properties consists of urban retail properties. Any adverse economic or real estate developments in the San Francisco or broader California geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for urban retail space could adversely affect our operating results and our ability to pay distributions to our stockholders.
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
We have invested, through a joint venture referred to as the Sunset & Gardner Joint Venture, in a significant retail project under development. In the future we may acquire unimproved real property or properties for development or that are under development or construction. Investments in such properties will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and the builders’ ability to build in conformity with plans, specifications, budgeted costs and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance may also be affected or delayed by conditions beyond the builder’s control such as adverse weather conditions, COVID-19 related construction delays, and shortages in labor and construction material. Delays in completing construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks related to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, the return on investment could suffer.
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
We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2021, our aggregate borrowings did not exceed 300% of the value of our net assets. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
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
Planned discontinuation of LIBOR could have an adverse impact on operations.
The London Interbank Offered Rate ("LIBOR") has been the subject of regulatory guidance and proposals for reform, and in March 2021, the United Kingdom's Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after June 30, 2023. Changes in, or the planned discontinuation of, LIBOR would cause changes in how interest is calculated on our variable rate debt. Recent proposals for LIBOR reforms may result in the establishment of new methods of calculating LIBOR or the establishment of one or more alternative benchmark rates. Our variable-interest debt instruments provide for alternate interest rate calculations if LIBOR is no longer widely available or should the alternative interest rate prove more favorable. There can be no assurances as to what alternative interest rates may be and whether such interest rates, such as the Secured Overnight Financing Rate ("SOFR"), will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Property Portfolio
As of December 31, 2021, our wholly-owned property portfolio included six retail properties, excluding a land parcel, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in one state. We purchased our properties for an aggregate purchase price of approximately $35.3 million. As of December 31, 2021, approximately 86% of our wholly-owned real estate investments were leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 6.3 years. As of December 31, 2020, approximately 79% of our wholly-owned real estate investments were leased (based on rentable square footage as of December 31, 2020), with a weighted-average remaining lease term of approximately 6.3 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price	Debt (4)
Property Name (1)	Location
Wholly-owned Real Estate Investments
400 Grove Street	San Francisco, CA	2,000	100%	$48.00	6/14/2016	$2,890	$1,450
8 Octavia Street	San Francisco, CA	3,640	47%	63.41	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	50%	61.20	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	98.97	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	70.18	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,497	100%	83.31	1/11/2017	13,300	6,900
		26,729				35,287	18,000
Real Estate Investments owned through Joint Ventures
3032 Wilshire Property	Santa Monica, CA	11,771	45%	92.42	3/8/2016	13,500	12,558
		38,500				$48,787	$30,558
(1)List of properties does not include a residual parcel at Topaz Marketplace as of December 31, 2021.
(2)Percentage is based on leased rentable square feet of each property as of December 31, 2021.
(3)Effective rent per square foot is calculated by dividing the annualized December 31, 2021 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.
(4) Debt represents the outstanding balance as of December 31, 2021, and excludes reclassification of approximately $0.3 deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 8. “Notes Payable, Net” to our condensed consolidated financial statements included in this Annual Report.

Lease Expirations
The following table reflects the timing of tenant lease expirations at our wholly-owned properties as of December 31, 2021 (dollar amounts in thousands):

Year of Expiration (1)	Number of Leases Expiring	Annualized Base Rent Expiring (2)	Percent of Portfolio Annualized Base Rent Expiring	Square Feet Expiring
2022	—	$—	—%	—
2023	1	48	2.7	730
2024	3	293	16.4	3,948
2025	1	116	6.5	1,894
2026	5	476	26.7	6,924
2027	—	—	—	—
2028	—	—	—	—
2029	—	—	—	—
Thereafter	2	849	47.7	9,439
Total	12	$1,782	100.0%	22,935
(1)Represents the expiration date of the lease as of December 31, 2021, and does not take into account any tenant renewal options.
(2)Annualized base rent represents annualized contractual base rent as of December 31, 2021. These amounts do not include other items such as tenant concession (e.g. free rent), percentage rent and expense recoveries.
Significant Tenants
As of December 31, 2021, our real estate properties were leased to approximately 12 retail tenants over a diverse range of industries. The following table reflects information regarding tenants which account for more than 10% of our annualized minimum rent as of December 31, 2021 (dollar amounts in thousands):

Name of Tenant	Industry	Property	Annualized Rent	% Annualized Minimum Rent	% Rentable Square Feet Occupied	Lease Expiration
Intent to Dine, LLC	Restaurant	Silver Lake	$582	33%	25%	November 30, 2031
450 Hayes Valley, LLC	Restaurant	450 Hayes	268	15	11	November 30, 2031
La Conq, LLC	Restaurant	Silver Lake	196	11	9	September 4, 2024
Properties Under Development
As of December 31, 2021, we had one property under development in Hollywood, California. This development project is still in the planning phase and construction has not commenced.
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
On May 26, 2021, our board of directors approved an estimated value per share of our common stock of $3.43 per share based on the estimated value of our real estate assets and the estimated value of our tangible other assets less the estimated value of the our liabilities divided by the number of shares and operating partnership units outstanding, as of February 28, 2021. We are providing this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligation under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. The valuation with an effective date of April 30, 2020 was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013.
Our independent directors are responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was determined after consultation with SRT Advisor, LLC (the “Advisor”) and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the board of directors, including all of its independent members. Stanger prepared individual appraisal reports (individually an “Appraisal Report”; collectively the “Appraisal Reports”), summarizing key inputs and assumptions, on eight of the ten properties in which we wholly owned or owned an interest in as of February 28, 2021 (the “Appraised Properties”). Stanger also prepared a net asset value report (the “NAV Report”) which estimates the net asset value per share of our stock as of February 28, 2021. The NAV Report relied upon: (i) the Appraisal Reports for the Appraised Properties; (ii) the pending sale price pursuant to a purchase and sale agreement, net of transaction costs as estimated by the Advisor, for the Shops at Turkey Creek property (the “Pending Disposition Property”); (iii) the book value as of February 28, 2021 for the Sunset & Gardner property (the “Development Property”); (iv) Stanger's estimated value of our mortgage loans payable and other debt; and (v) the Advisor's estimate of the value of our other assets and liabilities as of February 28, 2021, to calculate an estimated net asset value per share of our common stock.
Upon the board of directors’ receipt and review of Stanger’s Appraisal Reports and NAV Report, and in light of other factors considered, the board of directors, including the independent directors, approved $3.43 per share as the estimated value of our common stock as of February 28, 2021, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of February 28, 2021:
Strategic Realty Trust, Inc. and Subsidiaries
Estimated Value Per Share
(in thousands, except shares and per share amounts)
(unaudited)

Assets
Investments in real estate, net	$58,740
Properties under development and development costs	15,692
Cash, cash equivalents and restricted cash	1,978
Prepaid expenses and other assets, net	69
Tenants receivables, net	832
Deferred costs and intangibles, net	116
Total assets	77,427

Liabilities
Notes payable	39,119
Accounts payable and accrued expenses	633
Other liabilities	135
Total liabilities	39,887

Stockholders’ equity	$37,540

Shares and OP units outstanding	10,957,289

Estimated value per share	$3.43
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
The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Stanger was selected by the Advisor and approved by our independent directors and board of directors to appraise the eight Appraised Properties in which we wholly own or own an interest in with a valuation date of February 28, 2021. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of the Appraised Properties. The Appraisal Reports were performed in accordance with the Code of Ethics and the Uniform Standards of Professional

Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Each Appraisal Report was reviewed, approved and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the Appraisal Reports are subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing the Appraisal Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
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
Stanger is actively engaged in the business of appraising commercial real estate properties similar to those owned by the us in connection with public security offerings, private placements, business combinations and similar transactions. We engaged Stanger to deliver the Appraisal Reports and assist in the net asset value calculation and Stanger received compensation for those efforts. In addition, we have agreed to indemnify Stanger against certain liabilities arising out of this engagement. In the two years prior to the date of this filing, Stanger has provided appraisal, valuation and financial advisory services for us and has received usual and customary fees in connection with those services. Stanger may from time to time in the future perform other services for us, so long as such other services do not adversely affect the independence of Stanger as certified in the applicable appraisal report.
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

Real Estate Valuation
As described above, we engaged Stanger to provide an appraisal of the Appraised Properties consisting of eight of the ten properties in our portfolio (including properties owned in joint ventures), as of February 28, 2021. In preparing the Appraisal Reports, Stanger, among other things:
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
Stanger appraised each of the Appraised Properties, using various methodologies including a direct capitalization analysis, discounted cash flow analyses and sales comparison approach, as appropriate, and relied primarily on the discounted cash flow analyses for the final valuations of each of the Appraised Properties. Stanger calculated the discounted cash flow value of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the Appraised Properties based on survey data adjusted for unique property and market-specific factors. The Pending Disposition Property was included in the NAV Report at the pending sale price pursuant to a purchase and sale agreement, net of transaction costs as estimated by the Advisor, and the Development Property was included in the NAV Report at its book value as of February 28, 2021.
The total acquisition cost of the eight properties Stanger appraised as of February 28, 2021 was $49.1 million excluding acquisition fees and expenses. In addition, we had invested $12.0 million in capital and tenant improvements on these eight real estate assets since inception. As of February 28, 2021, the total appraised value of the Appraised Properties was $55.0 million. The total appraised real estate value of those eight properties as of February 28, 2021, compared to the total acquisition cost of our eight real estate properties plus subsequent capital improvements through February 28, 2021, results in an overall decrease in the real estate value of those eight properties of approximately $6.1 million or approximately 10.1%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised value of our Appraised Properties:

	Range	Weighted Average
Terminal capitalization rate	5.25% - 6.75%	5.56%
Discount rate	6.00% - 8.25%	6.52%
Income and expense growth rate	3.00%	3.00%
Projection period	10.0 Years - 11.0 Years	10.5 Years
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease 25 Basis Points	Increase 25 Basis Points	Decrease 5.0%	Increase 5.0%
Terminal capitalization rates	$0.11	$(0.17)	$0.13	$(0.18)
Discount rates	0.07	(0.14)	0.10	(0.16)
Notes Payable
Values for mortgage loans were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes (i.e.

age, location, etc.). The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for our consolidated mortgage loans ranged from 4.70% to 7.30%.
As of February 28, 2021, Stanger’s estimate of fair value and carrying value of our consolidated notes payable were $39.1 million. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 1.4 years, was approximately 5.9%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

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
Accordingly, with respect to the estimated value per share, we can give no assurance that:
•a shareholder would be able to resell his or her shares at this estimated value;
•a shareholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of us;
•our shares of common stock would trade at the estimated value per share on a national securities exchange;
•an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or
•the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. We currently expect to utilize the Advisor and/or an independent valuation firm to update the estimated value per share in 2022, in accordance with the recommended IPA guidelines.

Stockholder Information
As of March 21, 2022, we had 10,752,966 shares of our common stock outstanding held by a total of approximately 2,826 stockholders. The number of stockholders is based on the records of our transfer agent.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of December 31, 2021.
Share Redemption Program
Our board of directors has adopted a share redemption program that may enable our stockholders to sell their shares of common stock to us in limited circumstances (the “SRP”), subject to the significant restrictions and limitations of the program. From January 2013 until April 2015, the SRP was suspended with respect to all redemption requests. In April 2015 the SRP was reinstated solely with respect to shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder. Under the SRP, as amended to date, the number of shares to be redeemed is limited to the lesser of (i) a total of $3.8 million for redemptions sought upon a stockholder’s death and a total of $1.2 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted-average number of shares of our common stock outstanding during the prior calendar year. Share repurchases pursuant to the SRP are made at our sole discretion. We reserve the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the SRP.
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
In order to preserve cash in light of the uncertainty relating to the duration of shelter-in-place orders and the economic impact of COVID-19 on our operations, on April 21, 2020, the Board approved the suspension of the SRP, effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made until the board of directors approves the resumption of the SRP. During the suspension, we will continue to accept death and qualifying disability redemption filings from stockholders, but will not take any action with regard to those requests until the board of directors has elected to lift the suspension and provided the terms and conditions for any continuation of the SRP.
During the quarter ended December 31, 2021, we did not redeem shares. Cumulatively, through December 31, 2021, we have redeemed 878,458 shares for $6.2 million. We have not presented information regarding submitted and unfulfilled redemption requests for the quarter ended December 31, 2021, as our redemption program is suspended and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the suspension of the program.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933.

ITEM 6. [Reserved]
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
Impact of COVID-19
Since March 2020, COVID-19 and the efforts to contain its spread have significantly impacted the global economy, the U.S. economy, the economies of the local markets throughout California in which our properties are predominately located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and shelter-in-place or stay-at-home orders. California, where all of our properties are located instituted various measures that required closure of retail businesses or limited the ability of our tenants to operate their businesses. As of June 30, 2021, due to declining new cases and hospitalizations, the state of California lifted COVID-19 related restrictions. However, there remains uncertainty as to the time, date and extent to which these restrictions will be reinstated, businesses of tenants that have closed will reopen or when customers will re-engage with tenants as they have in the past. Due to this uncertainty, some of our tenants have been experiencing hardships, as they were unable to operate at full capacity until the middle of June 2021.
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
Of the total leased square footage in our wholly-owned properties, 47% of the leases were either (i) not modified and the tenants were able to continue to make their payments or (ii) the leases were modified to provide for a short-term temporary rent deferral or abatement. The rent deferrals generally were one to two months and were to be repaid within 12 months. Any rent abatement was typically one to two months and in many cases also involved an extension of the tenant's lease. Another 28% of the leases in our wholly-owned properties were modified to provide ongoing rent relief to the tenant. These leases generally were with restaurants and salons that faced significant operating restrictions limiting their ability to be open, open indoors, or open with anything but a limited capacity. These lease modifications involved some combination of lease extensions, application of security deposits, temporary rent deferrals, partial rent forgiveness or abatement, and new percentage rent clauses to protect the landlord in the event sales returned to prior levels during the period of the lease modifications. These concessions lasted through the first and second quarters of 2021 to allow these businesses to commit to new operating strategies and costs for a pandemic environment. The tenants making up the remaining 25% of our leased square footage requested lease concessions; however, we could not agree with these tenants on lease changes acceptable to both parties. During the year ended December 31, 2021, these tenants terminated their leases and were replaced with new tenants.
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
•We believe we will be able to service our debts and pay for our ongoing general and administrative expenses for the foreseeable future. As of December 31, 2021, we have approximately $1.8 million in cash and cash equivalents. In addition, we had approximately $0.6 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
•On December 30, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. The Unsecured Loan is guaranteed by us. As of December 31, 2021 the Unsecured Loan had an outstanding balance of $1.0 million.
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
•We are actively exploring options should cash flow from operations not sufficiently improve, such as a sale of one or more assets that are not generating positive cash flow.
•To further preserve cash and liquidity, we suspended the SRP effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until our board of directors (the “Board”) approves the resumption of the SRP. In addition, on March 27, 2020, the board of directors decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter-by-quarter basis as more information becomes available on the impact of COVID-19. Dividend payments were not reinstated as of December 31, 2021.
Given the uncertainty of the COVID-19 pandemic’s impact on our business, the full extent of the financial impact cannot be reasonably estimated at this time. There remains uncertainty with respect to the variants of the virus, whether the approved COVID-19 vaccines will be effective against the virus and new variants of the virus, and whether local governments will mandate closures of our tenants’ businesses or implement other restrictive measures on their and our operations in the future in response to a resurgence of the pandemic.
Market Outlook - Real Estate and Real Estate Finance Markets
Data from the U.S. Department of Commerce showed total retail sales in 2021 increased 14.0% from 2020. Total e-commerce sales for 2021 were estimated at $870.1 billion, an increase of 14.2% from 2020. E-commerce sales in 2021 accounted for approximately 20.0% of total sales, which was generally unchanged from 2020. E-commerce sales in 2019 accounted for 11.0% of total sales.

According to Digital Commerce 360, it was mainly in-store shopping that fueled most of the overall retail growth in 2021. As public health restrictions loosened, vaccinations surged, and shoppers wanted to get back to in-person shopping, brick and mortar retail benefited from the change in customer behavior.
Investment sales volumes of retail properties in the Americas increased 84% to $74 billion across the Americas in 2021, demonstrating investors’ belief that the retail real estate market will continue to recover.
Retail real estate lending markets remained difficult with retail being among the least favored property classes, and industrial and multifamily attracting more lender attention. Volumes increased in the fourth quarter from very low levels during the pandemic, however loan-to-value percentages were still relatively low.
In 2022 and beyond, the retail market should benefit from muted supply growth in 2021. The 23.5 million square feet delivered in 2021 was down 36% to 2020 totals, and 49% from 2019 totals, according to CBRE. New supply growth should continue to be dampened by rising costs for labor and materials across the globe.
2021 Significant Events
Property Disposition
On April 27, 2021, we consummated the disposition of Shops at Turkey Creek, located in Knoxville, Tennessee, for $4.0 million in cash.
Loans Secured by Properties Under Development
On July 21, 2021, we extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, with an interest rate of 7.9% per annum. The new maturity date is October 31, 2022.
Loan with Affiliate
On December 30, 2021, we obtained a $4.0 million Unsecured Loan from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan matures on December 30, 2022, but on March 15, 2022, we and PUR Holdings Lender, LLC amended the loan agreement to allow us to extend the maturity date until June 30, 2023.
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
We recorded an impairment loss during the year ended December 31, 2021 of approximately $6.9 million related to the operating property and the development property we own through joint ventures, which was included in our consolidated statement of operations in this Annual Report. For the operating property we recorded a $5.6 million non-cash impairment charge as a result of changes in cash flow estimates including a change in lease projections, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to reduced demand for the retail space at the properties, including potential tenants backing out of their leases, resulting in longer lease-up periods and a decrease in projected rental rates. Estimates were also impacted by the COVID-19 pandemic which we believe will result in additional challenges to lease the vacant space. The non-cash impairment related to the operating property is included in building and improvements in our consolidated balance sheets in this Annual Report. For the development property we recorded a $1.3 million non-cash impairment charge related to development costs incurred to date. We recorded the non-cash impairment charge as a result of changes in cash flow estimates, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to an adverse change in legal factors including an expiration of entitlements resulting in higher costs to re-entitle the property and proposed zoning changes. Estimates were also impacted by the COVID-19 pandemic, which we believe will result in higher costs to construct the property due to supply chain issues and higher building material costs. We recorded an impairment loss during the year ended December 31, 2020 of approximately $13.4 million related to the development project and the operating property we own through joint ventures, which was included in our consolidated statement of operations in this Annual Report. Refer to Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the methodologies used to estimate fair value of the investments in real estate.
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
Portfolio Investments
As of December 31, 2021, our portfolio included:
•Investments in two consolidated joint ventures, which own:
◦a retail property comprising approximately 12,000 square fee of multi-tenant, commercial retail space in the Los Angeles, California area.

◦a property in the pre-development stage in the Los Angeles, California area.
•Six retail properties, excluding a land parcel, comprising an aggregate of approximately 27,000 square feet of single- and multi-tenant, commercial retail space located in one state.
Results of Operations
As of December 31, 2021 and 2020, approximately 86% and 79% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 6.3 years for both years, respectively. In each of 2021 and 2020, there was one property disposition.
Leasing Information
There were three new leases added in our retail properties during the year ended December 31, 2021. The following table provides information regarding our leasing activity for the year ended December 31, 2021 for properties we held as of December 31, 2021.

Total Vacant Rentable Sq. Feet at	Lease Expirations in 2021	New Leases in 2021	Lease Renewals in 2021	Total Vacant Rentable Sq. Feet at	Tenant Retention Rate in
December 31, 2020	(Sq. Feet)	(Sq. Feet)	(Sq. Feet)	December 31, 2021	2021
2,519	10,658	9,383	—	3,794	n/a
Comparison of the year ended December 31, 2021, versus the year ended December 31, 2020.
The following table provides summary information about our results of operations for the years ended December 31, 2021 and 2020 (amounts in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Rental revenue and reimbursements	$2,495	$2,632	$(137)	(5.2)%
Operating and maintenance expenses	2,082	1,841	241	13.1%
General and administrative expenses	1,335	1,697	(362)	(21.3)%
Depreciation and amortization expenses	2,085	1,381	704	51.0%
Interest expense	1,265	785	480	61.1%
Loss on impairment of real estate	6,897	13,383	(6,486)	(48.5)%
Operating loss	(11,169)	(16,455)	5,286	(32.1)%
Other income, net	422	947	(525)	(55.4)%
Net loss	$(10,747)	$(15,508)	$4,761	(30.7)%
Our results of operations for the year ended December 31, 2021, are not necessarily indicative of those expected in future periods.
Revenue
The decrease in revenue during the year ended December 31, 2021, compared to the same period in 2020, was primarily due to the sale of Shops at Turkey Creek and rent concessions provided to replacement tenants. Partially offset by the expiration of COVID-19 pandemic-related rent concessions and higher rental income from replacement tenants.
Operating and maintenance expenses
Operating and maintenance expenses increased during the year ended December 31, 2021, compared to the same period in 2020, primarily due to higher security costs, consulting fees and real estate taxes. Additionally, placement of the Wilshire Property in service in August 2020, contributed to the increase in operating and maintenance expenses. This was partially offset by the sale of Shops at Turkey Creek and a decrease in bad debt reserves.
General and administrative expenses
General and administrative expenses decreased during the year ended December 31, 2021, compared to the same period in 2020, primarily due to lower asset management fees and legal fees.

Depreciation and amortization expenses
Depreciation and amortization expenses increased during the year ended December 31, 2021, compared to the same period in 2020, primarily due to the disposal of assets related to terminated leases and placement of the Wilshire Property in service in August 2020.
Interest expense
Interest expense increased during the year ended December 31, 2021, compared to the same period in 2020, due to the placement of the Wilshire Property in service. Capitalization of interest expense related to the Wilshire Property construction loan ceased in August 2020.
Loss on impairment of real estate
Loss on impairment during the years ended December 31, 2021 and 2020, of approximately $6.9 million and $13.4 million, respectively, related to the Wilshire and Sunset and Gardner Joint Ventures.
Other income, net
Other income, net for year ended December 31, 2021, consisted of a gain on sale of Shops at Turkey Creek of approximately $0.4 million. Other income, net for the year ended December 31, 2020, consisted of a gain on sale of Topaz Marketplace of approximately $0.9 million.
Liquidity and Capital Resources
Since our inception, our principal demand for funds has been for the acquisition of real estate, the payment of operating expenses and interest on our outstanding indebtedness, the payment of distributions to our stockholders and investments in unconsolidated joint ventures and development properties. Prior to the termination of our initial public offering in February 2013 we used offering proceeds to fund our acquisition activities and our other cash needs. Currently we have used and expect to continue to use debt financing, net sales proceeds and cash flow from operations to fund our cash needs.
As of December 31, 2021, our cash and cash equivalents were approximately $1.8 million and we had $0.6 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2021 and 2020, our borrowings were approximately 120.2% and 90.1%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (amounts in thousands):

	Year Ended December 31,
	2021	2020	$ Change
Net cash provided by (used in):
Operating activities	$(2,290)	$(1,295)	$(995)
Investing activities	1,220	2,105	(885)
Financing activities	855	(5,429)	6,284
Net decrease in cash, cash equivalents and restricted cash	$(215)	$(4,619)
Cash Flows from Operating Activities
Cash used in operating activities during the year ended December 31, 2021 increased primarily due to higher operating and maintenance expenses and lower revenues. Additional increases were the result of increased accounts receivable from delinquent tenants.

Cash used in operating activities during the year ended December 31, 2020, was primarily due to lower operating income, which resulted from sale of Topaz Marketplace during the three months ended March 31, 2020, as well as increased accounts receivable and rent deferral balances due to the COVID-19 pandemic.
Cash Flows from Investing Activities
Cash flows provided by investing activities during the year ended December 31, 2021, primarily consisted of approximately $3.8 million in proceeds from the sale of Shops at Turkey Creek, partially offset by $1.8 million of additional investment in the Sunset and Gardner Joint Venture.
Cash flows provided by investing activities during the year ended December 31, 2020 primarily consisted of approximately $9.9 million of proceeds from sale of Topaz Marketplace, which were partially offset by our aggregate additional $6.9 million investment in the Wilshire and Sunset and Gardner Joint Ventures.
Cash Flows from Financing Activities
Cash flows provided by financing activities during the year ended December 31, 2021, primarily consisted of proceeds of $1.0 million from the draw down on the Unsecured Loan (as defined below) from PUR Holdings Lender, LLC, an affiliate of the Advisor. Partially offset by payment of financing costs related to the extension of the Sunset & Gardner loan and loan fees associated with Unsecured Loan (as defined below).
Cash flows used by financing activities during the year ended December 31, 2020, primarily consisted of approximately $8.9 million in repayments of our line of credit. This was partially offset by approximately $4.0 million from construction loan proceeds.
Short-term Liquidity and Capital Resources
Our principal short-term demand for funds is for the payment of operating expenses and the payment on our outstanding indebtedness. To date, our cash needs for operations have been funded by cash provided by property operations, the sales of properties, debt refinancing and the sale of shares of our common stock. We expect to fund our short-term operating cash needs from operations, from the sales of properties and from debt.
On December 30, 2021, in order to fund our short-term liquidity needs we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. The Unsecured Loan is guaranteed by us.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demand for funds will be for real estate and real estate-related investments, additional investment in our development projects and the payment of acquisition-related expenses, operating expenses, distributions to stockholders, future redemptions of shares and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs for items other than acquisitions and acquisition-related expenses from our cash flow from operations, debt and sales of properties. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. Refer to Note 8. “Notes Payable, Net” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the maturity dates and terms of our outstanding indebtedness.
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
As of December 31, 2021, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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
Loans Secured by Properties
On May 7, 2019, we refinanced and repaid our financing with Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of December 31, 2021, the Wilshire Construction Loan had a principal balance of approximately $12.6 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Construction Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
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

Loan with Affiliate
On December 30, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. The Unsecured Loan is guaranteed by us. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. As of December 31, 2021 the Unsecured Loan had an outstanding balance of $1.0 million.
Line of Credit
On February 10, 2020, we used proceeds from the sale of Topaz Marketplace to repay the line of credit in its entirety. The line of credit expired of its own accord on February 15, 2020, with no balance outstanding. As part of the payoff, Shops at Turkey Creek was released from the line of credit.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2021 and 2020, our total operating expenses did not exceed the 2%/25% Guidelines.
Our Advisory Agreement Amendment provides that the Advisor shall not be required to reimburse to us any operating expenses incurred during a given period that exceed the applicable limit on “Total Operating Expenses” (as defined in the Advisory Agreement) to the extent that such excess operating expenses are incurred as a result of certain unusual and non-recurring factors approved by our board of directors, including some related to the execution of our investment strategy as directed by our board of directors.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of December 31, 2021.

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
Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net loss to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Year Ended December 31,
FFO	2021	2020
Net loss	$(10,747)	$(15,508)
Adjustments:
Gain on disposal of assets	(422)	(947)
Depreciation of real estate	1,436	1,154
Amortization of in-place leases and leasing costs	649	227
Loss on impairment of real estate	6,897	13,383
FFO attributable to common shares and Common Units (1)	$(2,187)	$(1,691)

FFO per share and Common Unit (1)	$(0.20)	$(0.15)

Weighted average common shares and units outstanding (1)	10,957,204	10,962,045
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
Subsequent Events
Other Events
Effective February 2, 2022, Glenborough, entered into an Assignment and Assumption Agreement to assign its interest in various Property and Asset Management Agreements (the “Management Agreements”) to PUR. Subsidiaries of the Company are parties to the Management Agreements and consented to the assignment.
In all other material respects, the terms of the Management Agreements remain unchanged.

Change of Officers
Effective February 2, 2022, Andrew Batinovich notified us of his resignation as Chief Executive Officer, Corporate Secretary, and a director, effective immediately. Effective February 2, 2022, the Board of Directors appointed Matthew Schreiber, 41, to serve as Chief Executive Officer. Mr. Schreiber was also elected to serve as a director to fill the vacancy created by Mr. Batinovich’s resignation. He continues to serve as Assistant Secretary, a role he has held since May 2021. Prior to his appointment as Chief Executive Officer, Mr. Schreiber served as Chief Operating Officer and Senior Vice President, positions he had held since May 2021.
Effective February 2, 2022, the Board of Directors appointed Domenic Lanni, 51, to serve as Chief Operating Officer. As Chief Operating Officer, Mr. Lanni will be the principal operating officer and will assume the responsibilities that were previously performed by Mr. Schreiber, who acted as the principal operating officer since May 2021.
Amendment to Loan Agreement with PUR Holdings Lender, LLC
On March 15, 2022, the Company and PUR Holdings Lender, LLC entered into an amendment to allow for the extension of the maturity date of the loan agreement, dated as of December 30, 2021, between us and PUR Holdings Lender, LLC. On December 30, 2021, the Company obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The amendment provides the Company with the option to extend the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if the Company provides PUR Holdings Lender, LLC with notice, pays an extension fee, and no event of default has occurred.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.
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
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
As of the three months ended December 31, 2021, all items required to be disclosed under Form 8-K were reported under Form 8-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
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
Audit Committee Financial Expert
The information required by this Item is incorporated by reference to the 2022 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2022 Proxy Statement.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Strategic Realty Trust, Inc., and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Impairment of Long-Lived Assets
As described in Note 2 to the consolidated financial statements, the Company’s evaluation of investments in real estate, related intangible assets, and properties under development (collectively “real estate assets”) for impairment involves an assessment of each real estate asset to determine whether events or changes in circumstances exist that indicate that the carrying value of real estate assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate assets, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate assets. Key inputs that the Company estimates in this analysis include projected rental rates, capital expenditures, property sale capitalization rates, and expected holding period of the property. As described in Notes 2, 3 and 4 to the consolidated financial statements, the Company’s gross carrying value of investments in real estate was $54.7 million and its value of properties under development was $16.1 million as of December 31, 2021. During 2021, the Company recognized loss on impairment of real estate of $6.9 million.
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
The primary procedures we performed to address this critical audit matter included:
•    Obtaining an understanding of internal controls relating to the impairment assessments of real estate assets, including an understanding of internal controls over management’s identification or changes in circumstances that may indicate the carrying value of real estate assets may not be recoverable.
•    Evaluating management’s identification of events or changes in circumstances that indicate the carrying amounts may not be recoverable and an impairment has occurred.
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
•    Testing management’s process for developing the estimated undiscounted future cash flows expected to be generated by the real estate assets, which includes evaluating the significant assumptions, the appropriateness of methods, the model outputs, and testing the completeness and accuracy of data provided by management.
•    For real estate assets where management has concluded the carrying value is not recoverable, we used the work of internal fair value specialists in evaluating the significant assumptions relating to the estimated future discounted cash flows expected to be generated by the real estate assets, including the key inputs such as projected rental rates, capital expenditures, discount rates, and property sale capitalization rates, this involved considering past performance of the assets, comparing to market data, and whether the assumptions were consistent with evidence obtained in other areas of the audit.
/s/ Moss Adams LLP (PCAOB ID 659)
Campbell, California
March 25, 2022

We have served as the Company’s auditor since 2013.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Investments in real estate
Land	$25,400	$25,400
Building and improvements	27,550	32,165
Tenant improvements	1,753	2,199
	54,703	59,764
Accumulated depreciation	(5,148)	(3,797)
Investments in real estate, net	49,555	55,967
Properties under development and development costs
Land	12,958	12,958
Development costs	3,189	2,441
Properties under development and development costs	16,147	15,399
Cash, cash equivalents and restricted cash	2,407	2,622
Prepaid expenses and other assets	129	106
Tenant receivables, net of $83 and $708 bad debt reserve	844	566
Deferred leasing costs, net	270	163
Lease intangibles, net	500	1,013
Assets held for sale	—	3,224
TOTAL ASSETS (1)	$69,852	$79,060
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$39,780	$38,339
Accounts payable and accrued expenses	731	674
Amounts due to affiliates	63	11
Other liabilities	240	134
Below-market lease liabilities, net	130	247
TOTAL LIABILITIES (1)	40,944	39,405
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,752,966 and 10,739,814 shares issued and outstanding at December 31, 2021 and 2020, respectively	110	110
Additional paid-in capital	94,644	94,602
Accumulated deficit	(66,307)	(55,771)
Total stockholders’ equity	28,447	38,941
Non-controlling interests	461	714
TOTAL EQUITY	28,908	39,655
TOTAL LIABILITIES AND EQUITY	$69,852	$79,060
(1)As of December 31, 2021 and 2020, includes approximately $34.8 million and $39.8 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $21.5 million and $21.1 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 4. “Variable Interest Entities”.
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2021	2020
Revenue:
Rental and reimbursements	$2,495	$2,632

Expense:
Operating and maintenance	2,082	1,841
General and administrative	1,335	1,697
Depreciation and amortization	2,085	1,381
Interest expense	1,265	785
Loss on impairment of real estate	6,897	13,383
	13,664	19,087
Operating loss	(11,169)	(16,455)

Other income:
Net gain on disposal of real estate	422	947
Net loss	(10,747)	(15,508)
Net loss attributable to non-controlling interests	(211)	(308)
Net loss attributable to common stockholders	$(10,536)	$(15,200)

Loss per common share - basic and diluted	$(0.98)	$(1.41)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,740,882	10,744,570
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2019	10,759,721	$110	$94,719	$(40,571)	$54,258	$1,022	$55,280
Redemption of common shares	(19,907)	—	(117)	—	(117)	—	(117)
Net loss	—	—	—	(15,200)	(15,200)	(308)	(15,508)
BALANCE — December 31, 2020	10,739,814	110	94,602	(55,771)	38,941	714	39,655
Conversion of OP units to common shares	13,152	—	42	—	42	(42)	—
Net loss	—	—	—	(10,536)	(10,536)	(211)	(10,747)
BALANCE — December 31, 2021	10,752,966	$110	$94,644	$(66,307)	$28,447	$461	$28,908
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,747)	$(15,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of real estate	(422)	(947)
Loss on impairment of real estate	6,897	13,383
Straight-line rent	(84)	121
Amortization of deferred costs	412	431
Depreciation and amortization	2,085	1,381
Amortization of above and below-market leases	(85)	(40)
Provision for losses on tenant receivable	487	674
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(23)	8
Tenant receivables	(681)	(629)
Accounts payable and accrued expenses	(288)	6
Amounts due to affiliates	52	(129)
Other liabilities	107	(46)
Net cash used in operating activities	(2,290)	(1,295)

Cash flows from investing activities:
Proceeds from the sale of real estate	3,770	9,920
Investment in properties under development and development costs	(1,824)	(6,926)
Improvements and capital expenditures	(458)	(665)
Payments for leasing costs	(268)	(224)
Net cash provided by investing activities	1,220	2,105

Cash flows from financing activities:
Redemption of common shares	—	(117)
Quarterly distributions	—	(220)
Proceeds from notes payable from investments in consolidated variable interest entities	49	4,015
Repayment of notes payable	—	(8,927)
Loan proceeds from an affiliate	1,000	—
Payment of loan fees from investments in consolidated variable interest entities	(174)	(174)
Payment of loan fees and financing costs	(20)	(6)
Net cash provided by (used in) financing activities	855	(5,429)

Net decrease in cash, cash equivalents and restricted cash	(215)	(4,619)
Cash, cash equivalents and restricted cash – beginning of period	2,622	7,241
Cash, cash equivalents and restricted cash – end of period	$2,407	$2,622

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Change in accrued liabilities capitalized to investment in development	$16	$(1,629)
Change to accrued mortgage note payable interest capitalized to investment in development	4	30
Amortization of deferred loan fees capitalized to investment in development	174	251
Conversion of OP units to common shares	42	—
Changes in capital improvements and leasing costs, accrued but not paid	210	83
Cash paid for interest, net of amounts capitalized	853	346
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. As of December 31, 2021, the Company was externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2022. The current term of the Advisory Agreement terminates on August 9, 2022. Effective April 1, 2021, the Advisor was acquired by PUR SRT Advisors LLC, an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. As a result of this transaction, PUR SRT Advisors LLC, controls SRT Advisor, LLC. Previously, the Advisor was an affiliate of Glenborough, LLC (together with its affiliates, "Glenborough"), a privately held real estate investment and management company. Also effective April 1, 2021, Glenborough and PUR SRT Advisor LLC entered into an agreement pursuant to which PUR SRT Advisor LLC would perform the duties required and receive the benefits of the property management agreements between Glenborough and the Company, subject to Glenborough’s supervision. The above-mentioned transaction had no impact to the Company.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of December 31, 2021 and 2020, the Company owned 98.1% and 98.0%, respectively, of the limited partnership interests in the OP.
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
The Company invests in and manages a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets. The Company has invested directly, and indirectly through joint ventures, in a portfolio of income-producing retail properties located throughout the United States, with a focus on multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. During the first quarter of 2016, the Company invested, through joint ventures, in two significant retail projects under development. During the third quarter of 2020, construction of one of the development projects was completed and placed in service. As of December 31, 2021, this property had approximately 12,000 rentable square feet of retail space, which was 45% leased.
As of December 31, 2021, in addition to one development project and the property placed in service, the Company’s portfolio of wholly-owned properties was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in one state, as well as an improved land parcel. As of December 31, 2021, the rentable space at the Company’s retail properties was 86% leased, excluding the property placed in service noted above.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
COVID-19 Pandemic and Liquidity
Currently, a material risk and uncertainty facing the Company, the retail industry, the real estate industry and the economy generally is the adverse effect of the ongoing public health crisis of the novel coronavirus disease (COVID-19) pandemic. The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants and business partners. A majority of the Company’s tenants requested rent deferral or rent abatement as a result of the pandemic. Recently, some of the tenants have resumed paying full or partial rent, as restrictions in California, where all the Company’s properties are located, were lifted in mid-June 2021. As such, the Company is unable to predict the full impact that the pandemic will have on its financial condition, results of operations and cash flows. The full extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.
Since the termination of the Offering in 2013, the Company’s cash flows have been primarily funded by cash provided by property operations, debt financings and the sales of properties. The COVID-19 pandemic has had a material detrimental impact on the Company’s retail tenants and their ability to pay rent and consequently on the Company’s liquidity. As of December 31, 2021, the Company had approximately $1.8 million in cash and cash equivalents. In addition, the Company had approximately $0.6 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs). The Company has taken several steps to preserve capital and increase liquidity, such as:
•On March 27, 2020, the Company’s board of directors (the “Board”) decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of December 31, 2021.
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
•The Company obtained a $4.0 million Unsecured Loan (as defined below) from PUR Holdings Lender, LLC, an affiliate of the Advisor, to be used for working capital and other general corporate purposes. The Unsecured Loan (as defined below) does not have covenants that could trigger a default. The Unsecured Loan matures on December 30, 2022, though we have the option to extend the maturity date until June 30, 2023.
•We are actively exploring options should cash flow from operations not sufficiently improve, such as a sale of one or more assets that are not generating positive cash flow.
The Company remains in compliance with all the terms of the Wilshire Construction Loan (as defined below), which matures on May 10, 2022 with options to extend for two additional twelve-month periods, subject to certain conditions. Similarly, the Company remains in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2022.
The SRT Loan (as defined below) is secured by six of the Company’s core urban properties in Los Angeles and San Francisco. The SRT Loan does not have restrictive covenants that could trigger a default caused by tenants not paying rent or seeking rent relief. The SRT Loan has two extension options available with covenants and conditions and while there is no guarantee of meeting the covenants and conditions, management believes they would exercise the extension options, or refinance if needed.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2021 and 2020, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 4. “Variable Interest Entities” for additional information.
Non-Controlling Interests
The Company’s non-controlling interests are comprised of common units in the OP (“Common Units”). The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. Net income attributable to non-controlling interests is presented as a reduction from net income in calculating net income attributable to common stockholders on the consolidated statement of operations. Acquisitions or dispositions of non-controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in the Company’s results of operations when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at December 31, 2021 and 2020, qualified as permanent equity.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statement of cash flows (amounts in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$1,833	$1,816
Restricted cash	574	806
Total cash, cash equivalents, and restricted cash	$2,407	$2,622
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
The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in tenant receivables, net, on the consolidated balance sheets, was approximately $0.6 million as of December 31, 2021 and 2020.
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
As of December 31, 2021, Intent to Dine, LLC, 450 Hayes Valley, LLC, La Conq, LLC each accounted for more than 10% of the Company’s annualized minimum rent. As of December 31, 2021, there were no amounts outstanding from Intent to Dine, LLC, or La Conq, LLC and the amounts outstanding from 450 Hayes Valley, LLC, were immaterial.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Interest on projects is based on interest rates in place during the development period, and is capitalized until the project is ready for its intended use. The amount of interest capitalized including financing costs amortized during the years ended December 31, 2021 and 2020, was approximately $1.6 million and $2.1 million, respectively.
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
The Company recorded impairment losses during the years ended December 31, 2021 and 2020 of approximately $6.9 million and $13.4 million, respectively, related to the development project and the operating property it owns through joint ventures, which was included in the Company’s consolidated statements of operations.

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
Recent Accounting Pronouncements
The FASB issued the following ASUs, which could have potential impact to the Company’s consolidated financial statements:
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments (“ASU 2021-05”). ASU 2021-05 amends the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease, if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease; (2) the lessor would have otherwise recognized a day-one loss. ASU 2021-05 is effective for fiscal years beginning after December 31, 2021. The adoption of ASU 2021-05 is not expected to have an impact on the Company’s consolidated financial statements.

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
3. REAL ESTATE INVESTMENTS
Sale of Properties
On April 27, 2021, the Company consummated the disposition of Shops at Turkey Creek, located in Knoxville, Tennessee, for $4.0 million in cash. The disposition of Shops at Turkey Creek resulted in a gain of approximately $0.4 million, which was included in the Company’s consolidated statement of operations.
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
Since the sale of these properties did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of these properties were not reported as discontinued operations in the Company’s consolidated financial statements.
The following table represents the net operating income related to Shops at Turkey Creek and Topaz Marketplace, which is included in the Company’s consolidated statements of operations (amounts in thousands):

	Year Ended December 31,
	2021	2020
Operating income	$57	$106
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
Through December 31, 2021, post the initial capital contributions, the Company made additional capital contributions totaling $8.5 million to the Sunset & Gardner Joint Venture.
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
Through December 31, 2021, post the initial capital contributions, the Company made additional capital contributions totaling $9.3 million to the Wilshire Joint Venture.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of December 31, 2021 and 2020 (amounts in thousands):

	December 31,
	2021	2020
ASSETS
Investments in real estate
Land	$13,026	$13,026
Building and improvements	5,218	10,624
Tenant improvements	467	547
	18,711	24,197
Accumulated depreciation	(520)	(209)
Investments in real estate, net	18,191	23,988
Properties under development and development costs:
Land	12,958	12,958
Development costs	3,189	2,441
Properties under development and development costs	16,147	15,399
Cash, cash equivalents and restricted cash	371	340
Prepaid expenses and other assets, net	13	11
Other receivables, net	69	—
Lease intangibles, net	29	73
TOTAL ASSETS (1)	$34,820	$39,811

LIABILITIES
Notes payable, net (2)	$21,063	$20,868
Accounts payable and accrued expenses	347	212
Amounts due to affiliates	4	—
Other liabilities	71	33
TOTAL LIABILITIES	$21,485	$21,113
(1)The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.
(2)As of both December 31, 2021 and 2020, includes approximately $0.2 million and $0.3 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the Wilshire Joint Venture is partially guaranteed by the Company, refer to Note 8, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.
5. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2021, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 9.9 years with a weighted-average remaining term (excluding options to extend) of approximately 6.3 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled approximately $0.1 million as of December 31, 2021 and 2020, respectively.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table presents the components of income from real estate operations for the year ended December 31, 2021 and 2020 (amounts in thousands):

	Year Ended December 31,
	2021	2020
Lease income - operating leases	$1,999	$2,040
Variable lease income (1)	496	592
Rental and reimbursements income	$2,495	$2,632
(1)Primarily includes tenant reimbursements for real estate taxes, insurance, consideration based on sales, common area maintenance, utilities, marketing, and certain other items including negative variable lease income.
At the start of the COVID-19 pandemic and shelter-in-place orders, a majority of the Company’s tenants requested rent deferral or rent abatement due to the pandemic and government-mandated restrictions. These tenants totaled approximately 94% of the leased square footage in the Company’s wholly-owned properties. Not all tenant requests resulted in modified agreements nor did the Company forgo its contractual rights under its lease agreements. The Company reviewed these requests on a case-by-case basis and agreed to modifications to some of the tenant leases, while other leases were not modified. Of the total leased square footage in the Company’s wholly-owned properties, 47% of the leases were either (i) not modified and the tenants were able to continue to make their payments or (ii) the leases were modified to provide for a short-term temporary rent deferral or abatement. The rent deferrals generally were one to two months and were to be repaid within 12 months. Any rent abatement was typically one to two months and involved an extension of the tenant's lease. Another 28% of the leases in the Company’s wholly-owned properties were modified to provide ongoing rent relief to the tenant. These lease modifications involved some combination of lease extensions, application of security deposits, temporary rent deferrals, partial rent forgiveness or abatement, and new percentage rent clauses to protect the landlord in the event sales returned to prior levels during the period of the lease modifications. Temporary deferrals resulted in increased receivable balances, with continued recognition of revenue during the deferral period. Lease term extensions with partial rent forgiveness and/or abatement, resulted in adjustments to the amount of revenue recognized on a straight-line basis. The tenants making up the remaining 25% of the Company’s wholly-owned properties’ leased square footage requested lease concessions; however, the Company could not agree with these tenants on lease changes acceptable to both parties. During the year ended December 31, 2021, these tenants terminated their leases and were replaced with new tenants.
As of December 31, 2021, approximately $0.3 million of rental income due and payable was outstanding. The Company collected a total of approximately $0.04 million, or 16%, of the outstanding balance in January and February of 2022. Additionally, there was no income which was earned and recognized to date, that was deferred and expected to be collected in future periods.
As of December 31, 2021, the future minimum rental income from the Company’s wholly-owned properties under non-cancelable operating leases was as follows (amounts in thousands):

2022	$1,806
2023	1,839
2024	1,797
2025	1,549
2026	1,324
Thereafter	5,111
Total	$13,426

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of December 31, 2021 and 2020, the Company’s above-market lease intangibles, at-market lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	December 31, 2021			December 31, 2020
	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Liabilities	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Liabilities
Cost	$1,661	$82	$(388)	$1,629	$82	$(389)
Accumulated amortization	(1,176)	(67)	258	(662)	(36)	142
Total	$485	$15	$(130)	$967	$46	$(247)
Amortization of at-market lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental and reimbursements, respectively, in the consolidated statements of operations. The Company’s amortization of above-market lease intangibles, at-market lease intangibles and below-market lease liabilities for the years ended December 31, 2021 and 2020, were as follows (amounts in thousands):

	Above-Market Lease Intangibles		At-Market Lease Intangibles		Below-Market Lease Liabilities
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2021	2020	2021	2020	2021	2020
Amortization	$(31)	$(9)	$(514)	$(197)	$116	$49
The scheduled future amortization of at-market lease intangibles, above-market lease intangibles and below-market lease liabilities as of December 31, 2021, was as follows (amounts in thousands):

	At-Market Lease Intangibles	Net Increase in Lease Revenues
2021	$96	$(20)
2022	96	(20)
2023	88	(19)
2024	57	(10)
2025	49	(8)
Thereafter	99	(38)
Total	$485	$(115)

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7. DEFERRED LEASING COSTS, NET
Deferred leasing costs consist primarily of initial direct costs in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. As of December 31, 2021 and 2020, details of these deferred costs were as follows (amounts in thousands):

	December 31,
	2021	2020
Deferred leasing costs	$350	$181
Accumulated amortization	(80)	(18)
Deferred leasing costs, net	$270	$163
Amortization of deferred leasing costs is recorded in depreciation and amortization expense in the consolidated statements of operations. The Company’s deferred leasing costs amortization for the years ended December 31, 2021 and 2020, were as follows (amounts in thousands):

	Year Ended December 31,
	2021	2020
Amortization of deferred leasing costs	$(118)	$(30)
8. NOTES PAYABLE, NET
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
As of December 31, 2021, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At December 31, 2021, the Company was in compliance with the loan requirements in effect as of that date.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
On May 7, 2019, the Company refinanced and repaid its financing from Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of December 31, 2021, the Wilshire Construction Loan had a principal balance of approximately $12.6 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4.25% per annum, payable monthly. The Wilshire Loan is scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
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
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of December 31, 2021 (amounts in thousands):

2022	$22,258
2023	18,000
Total future principal payments	40,258
Unamortized financing costs, net	478
Notes payable, net	$39,780
The following table sets forth interest costs incurred by the Company for the periods presented (amounts in thousands):

	Year Ended December 31,
	2021	2020
Expensed
Interest costs, net of amortization of deferred financing costs	$853	$346
Amortization of deferred financing costs	412	439
Total interest expensed	$1,265	$785

Capitalized
Interest costs, net of amortization of deferred financing costs	$1,430	$1,833
Amortization of deferred financing costs	174	251
Total interest capitalized	$1,604	$2,084
As of both December 31, 2021 and 2020, interest expense payable was approximately $0.2 million, including an amount related to the variable interest entities of approximately $0.1 million, for each period.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
9. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at December 31, 2021.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
Using Level 3 measurements, including each property’s undiscounted cash flow, which took into account each property’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, as well as a terminal capitalization rate of 4.60%, the Company determined that the carrying values of the operating property it owns through the Wilshire Joint Venture and the development property owned by the Sunset & Gardner Joint Venture were not fully recoverable. As such, for the year ended December 31, 2021, the Company recorded impairment losses of approximately $5.6 million and $1.3 million, respectively, related to the Wilshire Property and the development property owned by the Sunset & Gardner Joint Venture, respectively.
For the year ended December 31, 2020, the Company recorded impairment losses of approximately $4.4 million and $8.9 million, respectively, related to the Wilshire Property and the development property owned by the Sunset & Gardner Joint Venture, respectively. The impairment amounts were determined using Level 3 measurements, including each property’s undiscounted cash flow, which took into account each property’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, as well as terminal capitalization rates that range from 4.23% to 4.50%.
10. EQUITY
Common Stock
Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share.
On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross operating proceeds of $104.7 million, 391,182 shares of common stock under the distribution reinvestment plan (“DRIP”) for gross offering proceeds of $3.6 million, granted 50,000 shares of restricted stock and issued 273,729 common shares to pay a portion of a special distribution on November 4, 2015. Cumulatively, through December 31, 2021, pursuant to the Original Share Redemption Program and the Amended and Restated Share Redemption Program (the “SRP”), the Company has redeemed 878,458 shares sold in the Offering and/or the DRIP for $6.2 million.
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
During the year ended December 31, 2021, 13,152 of Common Units were converted into the Company’s common shares for an aggregate basis of approximately $42 thousand.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Preferred Stock
The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2021 and 2020, no shares of preferred stock were issued and outstanding.
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
The following table summarizes share redemption activity during the year ended December 31, 2020 (amounts in thousands, except shares):

Year Ended December 31,
2020
Shares of common stock redeemed	19,907
Purchase price	$117
There were no share redemptions during the year ended December 31, 2021.
Cumulatively, through December 31, 2021, pursuant to the Original Share Redemption Program and the Amended and Restated SRP, the Company has redeemed 878,458 shares sold in the Offering and/or its dividend reinvestment plan for $6.2 million.

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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to the Company. Dividend payments were not reinstated as of December 31, 2021.
11. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period.
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the years ended December 31, 2021 and 2020 (amounts in thousands, except shares and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator - basic and diluted
Net loss	$(10,747)	$(15,508)
Net loss attributable to non-controlling interests	(211)	(308)
Net loss attributable to common shares	$(10,536)	$(15,200)
Denominator - basic and diluted
Basic weighted average common shares	10,740,882	10,744,570
Common Units (1)	—	—
Diluted weighted average common shares	10,740,882	10,744,570
Loss per common share - basic and diluted
Net loss attributable to common shares	$(0.98)	$(1.41)
(1)For the years ended December 31, 2021 and 2020, the effect of 204,323 and 217,475 of convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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
On December 30, 2021, the Company obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Company has the right to prepay or repay the Unsecured Loan in whole or in part at any time without penalty. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by the Company. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30,

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. The Unsecured Loan is guaranteed by the Company. The Company paid $20 thousand in financing fees, at the close of the loan. As of December 31, 2021 the Unsecured Loan had an outstanding balance of $1.0 million.
On March 3, 2021, the Company obtained a $2.5 million Standby Loan Commitment (the “Loan”) from Glenborough Property Partners, LLC, an affiliate of the Advisor prior to April 1, 2021. As a result of the sale of Shops at Turkey Creek, refer to Note 3, “Real Estate Investments”, the Loan was not executed and as such, the Standby Commitment expired.
Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Year Ended December 31,		December 31,
Expensed	2021	2020	2021	2020
Legal leasing fees	$2	$—	$—	$—
Asset management fees	589	636	48	—
Reimbursement of operating expenses	57	23	—	—
Property management fees	65	81	11	9
Disposition fees	50	157	—	—
Total	$763	$897	$59	$9

Capitalized
Acquisition fees	$11	$18	$4	$—
Leasing fees	52	113	—	—
Legal leasing fees	10	42	—	—
Construction management fees	35	138	—	2
Financing coordination fees	87	44	—	—
Total	$195	$355	$4	$2
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
For the years ended December 31, 2021 and 2020, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
condition or results of operations. However, changes in applicable environmental laws and regulations, the uses and conditions of properties in the vicinity of the Company’s properties, the activities of its tenants and other environmental conditions of which the Company is unaware with respect to the properties could result in future environmental liabilities.
14. SUBSEQUENT EVENTS
Other Events
Effective February 2, 2022, Glenborough entered into an Assignment and Assumption Agreement to assign its interest in various Property and Asset Management Agreements (the “Management Agreements”) to PUR SRT Advisors, LLC (“PUR”). Subsidiaries of the Company are parties to the Management Agreements and consented to the assignment. Since April 1, 2021, PUR has controlled SRT Advisor, LLC, the Company’s external advisor, and is an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC (“L3 Capital”). Previously, the Company’s advisor was an affiliate of Glenborough.
In all other material respects, the terms of the Management Agreements remain unchanged.
Change of Officers
Effective February 2, 2022, Andrew Batinovich notified the Company of his resignation as Chief Executive Officer, Corporate Secretary, and a director of the Company, effective immediately. Effective February 2, 2022, the Board of Directors appointed Matthew Schreiber, 41, to serve as Chief Executive Officer of the Company. Mr. Schreiber was also elected to serve as a director of the Company to fill the vacancy created by Mr. Batinovich’s resignation. He continues to serve as Assistant Secretary of the Company, a role he has held since May 2021. Prior to his appointment as Chief Executive Officer, Mr. Schreiber served as Chief Operating Officer and Senior Vice President of the Company, positions he had held since May 2021.
Effective February 2, 2022, the Board of Directors appointed Domenic Lanni, 51, to serve as Chief Operating Officer. As Chief Operating Officer, Mr. Lanni will be the Company’s principal operating officer and will assume the responsibilities that were previously performed by Mr. Schreiber, who acted as the principal operating officer of the Company since May 2021.
Amendment to Loan Agreement with PUR Holdings Lender, LLC
On March 15, 2022, the Company and PUR Holdings Lender, LLC entered into an amendment to allow for the extension of the maturity date of the loan agreement, dated as of December 30, 2021, between us and PUR Holdings Lender, LLC. On December 30, 2021, the Company obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The amendment provides the Company with the option to extend the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if the Company provides PUR Holdings Lender, LLC with notice, pays an extension fee, and no event of default has occurred.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2021

(amounts in thousands)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)	Gross Amount of Which Carried at Close of Period					Life on which Depreciation in Latest Statement of Operations is Computed(3)
	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total (2)	Accumulated Depreciation	Acquisition Date
Topaz Marketplace	$—	$2,120	$10,724	$(12,590)	$254	$—	$254	$—	9/23/2011	n/a
400 Grove Street	1,450	1,009	1,813	—	1,009	1,813	2,822	(332)	6/14/2016	5-30
8 Octavia Street	1,500	728	1,847	803	728	2,650	3,378	(415)	6/14/2016	5-30
Fulton Shops	2,200	1,187	3,254	2	1,187	3,256	4,443	(647)	7/27/2016	5-30
450 Hayes	3,650	2,324	5,009	367	2,324	5,376	7,700	(997)	12/22/2016	5-30
388 Fulton	2,300	1,109	2,943	319	1,112	3,259	4,371	(642)	01/04/2017	5-30
Silver Lake	6,900	5,747	6,646	631	5,760	7,264	13,024	(1,595)	01/11/2017	5-30
Wilshire Property	12,560	12,893	613	5,205	13,026	5,685	18,711	(520)	03/08/2016	5-30
Total	$30,560	$27,117	$32,849	$(5,263)	$25,400	$29,303	$54,703	$(5,148)
(1)The cost capitalized subsequent to acquisition may include negative balances resulting from the write-off and impairment of real estate assets, and parcel sales.
(2)The aggregate net tax basis of land and buildings for federal income tax purposes is $61.7 million.
(3)Buildings and building improvements are depreciated over their useful lives as shown. Tenant improvements are amortized over the life of the related lease, which with our current portfolio can vary from 1 year to over 15 years.

(in thousands)	Year Ended December 31,
	2021	2020
Real Estate:
Balance at the beginning of the year	$59,764	$38,532
Improvements	668	565
Dispositions	(101)	(2)
Impairments	(5,628)	(4,447)
Balances associated with changes in reporting presentation (1)	—	25,116
Balance at the end of the year	$54,703	$59,764

Accumulated Depreciation:
Balance at the beginning of the year	$3,797	$3,308
Depreciation expense	1,452	1,154
Dispositions	(101)	(2)
Balances associated with changes in reporting presentation (1)	—	(663)
Balance at the end of the year	$5,148	$3,797
(1)The balances associated with changes in reporting presentation represent real estate and accumulated depreciation reclassified as assets held for sale.
See accompanying report of independent registered public accounting firm.

S-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 25, 2022.

Strategic Realty Trust, Inc.

By:	/s/ Matthew Schreiber
Matthew Schreiber
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ryan Hess
Ryan Hess
Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ Todd A. Spitzer	Chairman of the Board	March 25, 2022
Todd A. Spitzer

/s/ Matthew Schreiber	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2022
Matthew Schreiber

/s/ Ryan Hess	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2022
Ryan Hess

/s/ Phillip I. Levin	Director	March 25, 2022
Phillip I. Levin

/s/ Jeffrey S. Rogers	Director	March 25, 2022
Jeffrey S. Rogers

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Loan Modification Agreement between Sunset & Gardner Investors LLC and Lone Oak Fund, LLC, dated July 21, 2021		10-Q	11/12/2021

10.2	Lease Agreement with La Conq, LLC		10-K	3/26/2021

10.3	Lease Agreement with Intent to Dine, LLC	X

10.4	Lease Agreement with 450 Hayes Valley, LLC	X

10.5	Loan Agreement with PUR Holdings Lender, LLC dated December 30, 2021	X

10.6	First Amendment to Loan Agreement with PUR Holdings Lender, LLC, dated March 15, 2022	X

10.7	Limited Partnership Agreement of Strategic Realty Operating Partnership, L.P., including all amendments thereto		10-Q	5/14/2021

10.8	Ninth Amendment to the Advisory Agreement, dated August 5, 2021		8-K	8/05/2021

10.9	Assignment and Assumption Agreement between Glenborough, LLC and PUR SRT Advisors, LLC, dated February 2, 2022	X

21	Subsidiaries of the Company	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
S-3

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

S-4