Form 10-Q
period 2022-03-31
Strategic Realty Trust, Inc.
filed 2022-05-13
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 9, 2022, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021, as filed with the SEC on March 25, 2022 (the “2021 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	March 31,	December 31,
	March 31,
	2022	2021
ASSETS
Investments in real estate
Land	$25,400	$25,400
Building and improvements	27,568	27,550
Tenant improvements	1,815	1,753
	54,783	54,703
Accumulated depreciation	(5,410)	(5,148)
Investments in real estate, net	49,373	49,555
Property under development and development costs
Land	12,958	12,958
Development costs	3,668	3,189
Property under development and development costs	16,626	16,147
Cash, cash equivalents and restricted cash	2,575	2,407
Prepaid expenses and other assets	192	129
Tenant receivables, net of $21 and $83 bad debt reserve	904	844
Deferred leasing costs, net	251	270
Lease intangibles, net	448	500
TOTAL ASSETS (1)	$70,369	$69,852
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$41,434	$39,780
Accounts payable and accrued expenses	481	731
Amounts due to affiliates	55	63
Other liabilities	168	240
Below-market lease liabilities, net	125	130
TOTAL LIABILITIES (1)	42,263	40,944
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,752,966 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	110	110
Additional paid-in capital	94,644	94,644
Accumulated deficit	(67,094)	(66,307)
Total stockholders’ equity	27,660	28,447
Non-controlling interests	446	461
TOTAL EQUITY	28,106	28,908
TOTAL LIABILITIES AND EQUITY	$70,369	$69,852
(1)As of March 31, 2022 and December 31, 2021, includes approximately $35.5 million and $34.8 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $21.6 million and $21.5 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 3. “Variable Interest Entities”.
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Rental and reimbursements	$734	$715

Expense:
Operating and maintenance	485	506
General and administrative	437	410
Depreciation and amortization	294	357
Interest expense	320	313
	1,536	1,586
Operating loss	(802)	(871)

Net loss	(802)	(871)
Net loss attributable to non-controlling interests	(15)	(17)
Net loss attributable to common stockholders	$(787)	$(854)

Loss per common share - basic and diluted	$(0.07)	$(0.08)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,752,966	10,739,729
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2021	10,752,966	$110	$94,644	$(66,307)	$28,447	$461	$28,908
Net loss	—	—	—	(787)	(787)	(15)	(802)
BALANCE — March 31, 2022	10,752,966	$110	$94,644	$(67,094)	$27,660	$446	$28,106

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2020	10,739,814	$110	$94,602	$(55,771)	$38,941	$714	$39,655
Net loss	—	—	—	(854)	(854)	(17)	(871)
BALANCE — March 31, 2021	10,739,814	$110	$94,602	$(56,625)	$38,087	$697	$38,784
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(802)	$(871)
Adjustments to reconcile net loss to net cash used in operating activities:
Straight-line rent	(93)	(50)
Amortization of deferred financing costs	108	103
Depreciation and amortization	294	357
Amortization of above and below-market leases	(4)	(7)
Provision for losses on tenant receivable	21	175
Other	42	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(63)	(152)
Tenant receivables	12	(277)
Accounts payable and accrued expenses	(259)	(90)
Amounts due to affiliates	(8)	100
Other liabilities	(72)	33
Net cash used in operating activities	(824)	(679)

Cash flows from investing activities:
Investment in properties under development and development costs	(426)	(366)
Improvements and capital expenditures	(79)	(48)
Payments for leasing costs	(5)	(48)
Net cash used in investing activities	(510)	(462)

Cash flows from financing activities:
Proceeds from notes payable from investments in consolidated variable interest entities	152	—
Loan proceeds from an affiliate	1,350	—
Net cash provided by financing activities	1,502	—

Net increase (decrease) in cash, cash equivalents and restricted cash	168	(1,141)
Cash, cash equivalents and restricted cash – beginning of period	2,407	2,622
Cash, cash equivalents and restricted cash – end of period	$2,575	$1,481

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Change in accrued liabilities capitalized to investment in development	$9	$60
Amortization of deferred loan fees capitalized to investment in development	44	43
Changes in capital improvements and leasing costs, accrued but not paid	—	118
Cash paid for interest, net of amounts capitalized	193	210
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. As of March 31, 2022, the Company was externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2022. The current term of the Advisory Agreement terminates on August 9, 2022. The advisor is an affiliate of PUR Management LLC (“PUR”), which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of March 31, 2022 and December 31, 2021, the Company owned 98.1% of the limited partnership interests in the OP.
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
The Company invests in and manages a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets. The Company has invested directly, and indirectly through joint ventures, in a portfolio of income-producing retail properties located throughout the United States, with a focus on multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. During the first quarter of 2016, the Company invested, through joint ventures, in two significant retail projects under development. During the third quarter of 2020, construction of one of the development projects was completed and placed in service. As of March 31, 2022, this property had approximately 12,000 rentable square feet of retail space, which was 42% leased.
As of March 31, 2022, in addition to one development project and the property placed in service, the Company’s portfolio of wholly-owned properties was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in one state, as well as an improved land parcel. As of March 31, 2022, the rentable space at the Company’s retail properties was 86% leased, excluding the property placed in service noted above.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
COVID-19 Pandemic and Liquidity
Currently, a material risk and uncertainty facing the Company, the retail industry, the real estate industry and the economy generally is the adverse effect of the public health crisis of the novel coronavirus disease (COVID-19) pandemic. The Company continues to monitor the impact of the COVID-19 pandemic on all aspects of its business, including how the pandemic is impacting its tenants and business partners and retail commercial real estate. A majority of the Company’s tenants requested rent deferral or rent abatement as a result of the pandemic. Recently, some of the tenants have resumed paying full or partial rent. As such, the Company is unable to predict the full impact that the pandemic will have on its financial condition, results of operations and cash flows. The full extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are uncertain and cannot be predicted with confidence, including the long term impact of the pandemic on retail commercial real estate and whether customers will engage with the Company’s retail tenants at pre-pandemic levels.
Since the termination of the Offering in 2013, the Company’s cash flows have been primarily funded by cash provided by property operations, debt financings and the sales of properties. The COVID-19 pandemic has had a material detrimental impact on the Company’s retail tenants and their ability to pay rent and consequently on the Company’s liquidity. As of March 31, 2022, the Company had approximately $2.1 million in cash and cash equivalents. In addition, the Company had approximately $0.5 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs). The Company has taken several steps to preserve capital and increase liquidity, such as:
•On March 27, 2020, the Company’s board of directors (the “Board”) decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will consider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of March 31, 2022.
•Effective May 21, 2020, the Company suspended its Amended and Restated Share Redemption Program (the “SRP”). The SRP will remain suspended and no further redemptions will be made unless and until the Board approves the resumption of the SRP.
•The Company obtained a $4.0 million Unsecured Loan (as defined below) from PUR Holdings Lender, LLC, an affiliate of the Advisor, to be used for working capital and other general corporate purposes. The Unsecured Loan (as defined below) does not have covenants that could trigger a default. The Unsecured Loan matures on December 30, 2022, though the Company has the option to extend the maturity date until June 30, 2023.
•The Company is actively exploring options should cash flow from operations not sufficiently improve, such as a sale of one or more assets that are not generating positive cash flow.
As of March 31, 2022, the Company was in compliance with all the terms of the Wilshire Construction Loan (as defined below). The Wilshire Construction Loan was scheduled to mature on May 10, 2022; however, the lender has informed us that the maturity date will be extended to September 22, 2022 on the same terms and conditions as currently in effect. Similarly, as of March 31, 2022, the Company was in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2022.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. During the three months ended March 31, 2022 and 2021, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 3. “Variable Interest Entities” for additional information.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$2,117	$714
Restricted cash	458	767
Total cash, cash equivalents, and restricted cash	$2,575	$1,481
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
Recent Accounting Pronouncements
The FASB issued the following ASUs, which could have potential impact to the Company’s condensed consolidated financial statements:
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments (“ASU 2021-05”). ASU 2021-05 amends the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease, if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease; (2) the lessor would have otherwise recognized a day-one loss. ASU 2021-05 is effective for fiscal years beginning after December 31, 2021. The adoption of ASU 2021-05 on January 1, 2022, did not have an impact on the Company’s condensed consolidated financial statements.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset, measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Adjustments resulting from adopting ASU 2016-13 shall be applied through a cumulative-effect adjustment to retained earnings. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates (“ASU 2019-10”). ASU 2019-10 extended the mandatory effective date for smaller reporting companies to beginning after December 15, 2022. The Company is evaluating the impact of Financial Instruments - Credit Losses on the Company’s condensed consolidated financial statements.
3. VARIABLE INTEREST ENTITIES
The Company has variable interests in, and is the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Sunset & Gardner Joint Venture and (ii) the 3032 Wilshire Joint Venture. The Company has consolidated the accounts of these variable interest entities.
Through March 31, 2022, post the initial capital contributions, the Company made additional capital contributions totaling $8.8 million and $9.7 million to the Sunset & Gardner Joint Venture and Wilshire Joint Venture, respectively.
The following table reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31,	December 31,
	2022	2021
ASSETS
Investments in real estate
Land	$13,026	$13,026
Building and improvements	5,236	5,218
Tenant improvements	469	467
	18,731	18,711
Accumulated depreciation	(561)	(520)
Investments in real estate, net	18,170	18,191
Property under development and development costs:
Land	12,958	12,958
Development costs	3,668	3,189
Property under development and development costs	16,626	16,147
Cash, cash equivalents and restricted cash	593	371
Prepaid expenses and other assets, net	6	13
Other receivables, net	65	69
Deferred leasing costs, net	33	29
TOTAL ASSETS (1)	$35,493	$34,820

LIABILITIES
Notes payable, net (2)	$21,296	$21,063
Accounts payable and accrued expenses	246	347
Amounts due to affiliates	—	4
Other liabilities	71	71
TOTAL LIABILITIES	$21,613	$21,485
(1)The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.
(2)As of both March 31, 2022 and December 31, 2021, includes approximately $0.1 million and $0.2 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the Wilshire Joint Venture is partially

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
guaranteed by the Company, refer to Note 7, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.
4. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2022, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 10.4 years with a weighted-average remaining term (excluding options to extend) of approximately 8.0 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.1 million as of March 31, 2022 and December 31, 2021, respectively.
The following table presents the components of income from real estate operations for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Lease income - operating leases	$577	$594
Variable lease income (1)	157	121
Rental and reimbursements income	$734	$715
(1)Primarily includes tenant reimbursements for real estate taxes, insurance, consideration based on sales, common area maintenance, utilities, marketing, and certain other items including negative variable lease income.
As of March 31, 2022, approximately $0.2 million of rental income due and payable was outstanding. The Company collected a total of approximately $0.04 million, or 24%, of the outstanding balance in April 2022. Additionally, there was no income which was earned and recognized to date, that was deferred and expected to be collected in future periods.
As of March 31, 2022, the future minimum rental income from the Company’s properties under non-cancelable operating leases was as follows (amounts in thousands):

Remainder 2022	$1,619
2023	2,373
2024	2,413
2025	2,276
2026	1,973
Thereafter	7,922
Total	$18,576

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of March 31, 2022 and December 31, 2021, the Company’s above-market lease intangibles, at-market lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	March 31, 2022			December 31, 2021
	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$1,629	$82	$(388)	$1,661	$82	$(388)
Accumulated amortization	(1,195)	(68)	263	(1,176)	(67)	258
Total	$434	$14	$(125)	$485	$15	$(130)
Amortization of at-market lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental and reimbursements, respectively, in the consolidated statements of operations. The Company’s amortization of above-market lease intangibles, at-market lease intangibles and below-market lease liabilities for the three months ended March 31, 2022 and 2021, were as follows (amounts in thousands):

	At-Market Lease Intangibles		Above-Market Lease Intangibles		Below-Market Lease Liabilities
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021	2022	2021
Amortization	$(22)	$(42)	$(1)	$(2)	$5	$9
6. DEFERRED LEASING COSTS, NET
Deferred leasing costs consist primarily of initial direct costs in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. As of March 31, 2022 and December 31, 2021, details of these deferred costs were as follows (amounts in thousands):

	March 31, 2022	December 31, 2021
Deferred leasing costs	$341	$350
Accumulated amortization	(90)	(80)
Deferred leasing costs, net	$251	$270
Amortization of deferred leasing costs is recorded in depreciation and amortization expense in the consolidated statements of operations. The Company’s deferred leasing costs amortization for the three months ended March 31, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Amortization of deferred leasing costs	$(11)	$(5)

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
As of March 31, 2022, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At March 31, 2022, the Company was in compliance with the loan requirements in effect as of that date.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
On May 7, 2019, the Company refinanced and repaid its financing from Lone Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of March 31, 2022, the Wilshire Construction Loan had a principal balance of approximately $12.7 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Loan was scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The lender has informed us that the maturity date will be extended to September 22, 2022 on the same terms and conditions as currently in effect. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
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
As of March 31, 2022, the Unsecured Loan (as defined below) from PUR Holdings Lender, LLC, an affiliate of the Advisor, had an outstanding balance of approximately $2.4 million. Refer to Note 11. “Related Party Transactions” for further information.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of March 31, 2022 (amounts in thousands):

Remainder of 2022	$23,761
2023	18,000
Total future principal payments	41,761
Unamortized financing costs, net	327
Notes payable, net	$41,434
The following table sets forth interest costs incurred by the Company for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2022	2021
Expensed
Interest costs, net of amortization of deferred financing costs	$212	$210
Amortization of deferred financing costs	108	103
Total interest expensed	$320	$313

Capitalized
Interest costs, net of amortization of deferred financing costs	$383	$353
Amortization of deferred financing costs	44	43
Total interest capitalized	$427	$396
As of both March 31, 2022 and December 31, 2021, interest expense payable was approximately $0.2 million, including an amount related to the variable interest entities of approximately $0.1 million, for each period.
8. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at March 31, 2022.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For both the three months ended March 31, 2022 and 2021, the Company did not record any impairment losses.
9. EQUITY
Share Redemption Program
On April 1, 2015, the Company’s board of directors approved the reinstatement of the share redemption program (which had been suspended since January 15, 2013). Under the SRP as reinstated, only shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder are eligible for repurchase by the Company. Under the SRP, as amended to date, the number of shares to be redeemed is limited to the lesser of (i) a total of $3.8 million for redemptions sought upon a stockholder’s death and a total of $1.2 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted-average number of shares of the Company’s common stock outstanding during the prior calendar year. Share repurchases pursuant to the SRP are made at the sole discretion of the Company. The

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Company reserves the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the SRP.
The redemption price for shares that are redeemed is 100% of the Company’s most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or qualifying disability.
In order to preserve cash in response to the potential economic impact of COVID-19 on the Company, the board of directors approved the suspension of the SRP effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made until the board of directors approves the resumption of the SRP. There is no guarantee if or when the board of directors will lift the suspension, and if they do, what the terms will be.
There were no share redemptions during the three months ended March 31, 2022 and 2021.
Cumulatively, through March 31, 2022, the Company has redeemed 878,458 shares sold for $6.2 million.
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
In response to the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of March 31, 2022.
10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period.
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three months ended March 31, 2022 and 2021 (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator - basic and diluted
Net loss	$(802)	$(871)
Net loss attributable to non-controlling interests	(15)	(17)
Net loss attributable to common shares	$(787)	$(854)
Denominator - basic and diluted
Basic weighted average common shares	10,752,966	10,739,729
Common Units (1)	—	—
Diluted weighted average common shares	10,752,966	10,739,729
Loss per common share - basic and diluted
Net loss attributable to common shares	$(0.07)	$(0.08)
(1)For the three months ended March 31, 2022 and 2021, the effect of 204,323 and 217,475 of convertible Common Units, respectively, pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On December 30, 2021, the Company obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Company has the right to prepay or repay the Unsecured Loan in whole or in part at any time without penalty. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by the Company. On March 15, 2022, the Company and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. The Unsecured Loan is guaranteed by the Company. The Company paid $20 thousand in financing fees, at the close of the loan. As of March 31, 2022 the Unsecured Loan had an outstanding balance of approximately $2.4 million.
The Company is party to property management agreements with respect to each of its properties pursuant to which PUR was engaged to serve as property manager. The property management agreements expire August 10, 2022 and will automatically renew every year, unless expressly terminated.
Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
Expensed	2022	2021	2022	2021
Asset management fees	$143	$153	$48	$48
Reimbursement of operating expenses	14	—	—	—
Property management fees	24	20	7	11
Total	$181	$173	$55	$59

Capitalized
Acquisition fees	$—	$3	$—	$4
Leasing fees	—	20	—	—
Legal leasing fees	—	10	—	—
Construction management fees	—	32	—	—
Total	$—	$65	$—	$4
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
For the three months ended March 31, 2022 and 2021, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our accompanying consolidated financial statements and the notes thereto.
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
•All our assets are concentrated in one state and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market could affect our operating results and our ability to pay distributions to our stockholders.
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

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report on Form 10-K”). Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Moreover, you should interpret many of the risks identified in this Quarterly Report, as well as the risks set forth above, as being heightened as a result of the ongoing and numerous adverse impacts of the COVID-19 pandemic. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, and the risks described in Part I, Item 1A of the 2021 Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.

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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2022. The current term of the Advisory Agreement terminates on August 9, 2022. The Advisor is an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
Impact of COVID-19
Since March 2020, COVID-19 and the efforts to contain its spread have significantly impacted the global economy, the U.S. economy, the economies of the local markets throughout California in which our properties are predominately located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. retail market has come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and shelter-in-place or stay-at-home orders. California, where all of our properties are located instituted various measures that required closure of retail businesses or limited the ability of our tenants to operate their businesses. As of June 30, 2021, the state of California lifted COVID-19 related restrictions. However, there remains uncertainty as to whether customers will re-engage with retail tenants at pre-pandemic levels. As a result of the containment measures instituted in response to the pandemic, some of our tenants have been experiencing hardships, as they were unable to operate at full capacity until the middle of June 2021.
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
•We believe we will be able to service our debts and pay for our ongoing general and administrative expenses for the foreseeable future. As of March 31, 2022, we have approximately $2.1 million in cash and cash equivalents. In addition, we had approximately $0.5 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
•On December 30, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. The Unsecured Loan is guaranteed by us. As of March 31, 2022, the Unsecured Loan had an outstanding balance of approximately $2.4 million.

•The SRT Loan is secured by six of our core urban properties in Los Angeles and San Francisco. The SRT Loan does not have restrictive covenants and ongoing debt coverage ratios that could trigger a default caused by tenants not paying rent or seeking rent relief.
•As of March 31, 2022, we were in compliance with all the terms of the Wilshire Construction Loan (as defined below), which was scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions. The lender for the Wilshire Construction Loan has informed us that the maturity date will be extended to September 22, 2022. Similarly, as of March 31, 2022, we were in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2022.
•We are actively exploring options should cash flow from operations not sufficiently improve, such as a sale of one or more assets that are not generating positive cash flow.
•To further preserve cash and liquidity, we suspended our Amended and Restated Share Redemption Program (the “SRP”), effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until our board of directors (the “Board”) approves the resumption of the SRP. In addition, on March 27, 2020, the board of directors suspended the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter-by-quarter basis. Dividend payments were not reinstated as of March 31, 2022.
Given the uncertainty of the COVID-19 pandemic’s impact on our business, the full extent of the financial impact cannot be reasonably estimated at this time. There remains uncertainty with respect to the demand for retail space and the success of our tenants given the potential change in consumer behavior as a result of the COVID-19 pandemic.
Property Portfolio
As of March 31, 2022, our wholly-owned property portfolio included six retail properties, excluding a land parcel, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in one state. We purchased our properties for an aggregate purchase price of approximately $35.3 million. As of March 31, 2022 approximately 86% of our wholly-owned real estate investments were leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 8.0 years. As of December 31, 2021, approximately 86% of our portfolio was leased (based on rentable square footage as of December 31, 2021), with a weighted-average remaining lease term of approximately 6.3 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price	Debt (4)
Property Name (1)	Location
Wholly-owned Real Estate Investments
400 Grove Street	San Francisco, CA	2,000	100%	$48.00	6/14/2016	$2,890	$1,450
8 Octavia Street	San Francisco, CA	3,640	47%	63.41	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	50%	61.20	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	98.97	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	72.28	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,497	100%	84.15	1/11/2017	13,300	6,900
		26,729				35,287	18,000
Real Estate Investments owned through Joint Ventures
3032 Wilshire Property	Santa Monica, CA	12,208	42%	94.71	3/8/2016	13,500	12,711
		38,937				$48,787	$30,711
(1)List of properties does not include a residual parcel at Topaz Marketplace as of March 31, 2022.
(2)Percentage is based on leased rentable square feet of each property as of March 31, 2022.
(3)Effective rent per square foot is calculated by dividing the annualized March 31, 2022 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

(4) Debt represents the outstanding balance as of March 31, 2022, and excludes reclassification of approximately $0.2 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 7. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report.
Properties Under Development
As of March 31, 2022, we had one property under development in Hollywood, California. This development project is still in the planning phase and construction has not commenced.
Results of Operations
Comparison of the three months ended March 31, 2022, versus the three months ended March 31, 2021.
The following table provides summary information about our results of operations for the three months ended March 31, 2022 and 2021 (amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Rental revenue and reimbursements	$734	$715	$19	2.7%
Operating and maintenance expenses	485	506	(21)	(4.2)%
General and administrative expenses	437	410	27	6.6%
Depreciation and amortization expenses	294	357	(63)	(17.6)%
Interest expense	320	313	7	2.2%
Net loss	$(802)	$(871)	$69	(7.9)%
Our results of operations for the three months March 31, 2022, are not necessarily indicative of those expected in future periods.
Revenue
The increase in revenue during the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to the expiration of rent concessions provided to our tenants as a result of the COVID-19 pandemic. Increase partially offset by the sale of Shops at Turkey Creek.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three months ended March 31, 2022, compared to the same periods in 2021, primarily due to lower bad debt reserves and the of sale of Shops at Turkey Creek. Increase partially offset by higher security and legal costs.
General and administrative expenses
General and administrative expenses increased during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to higher audit and other professional fees.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the three months ended March 31, 2022, compared to the same periods in 2021, primarily due to the impairment charge incurred during the year ended December 31, 2021 at the Wilshire Property.
Interest expense
Interest expense increased during the three months ended March 31, 2022, compared to the same period in 2021, primarily due to higher deferred loan fee amortization and interest expense related to the Unsecured Loan.
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

As of March 31, 2022, our cash and cash equivalents were approximately $2.1 million and we had $0.5 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2022 and December 31, 2021, our borrowings were approximately 125.7% and 120.2%, respectively, of the carrying value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$(824)	$(679)	$(145)
Investing activities	(510)	(462)	(48)
Financing activities	1,502	—	1,502
Net increase (decrease) in cash, cash equivalents and restricted cash	$168	$(1,141)
Cash Flows from Operating Activities
The change in cash flows from operating activities was primarily due to lower provisions for losses on tenant receivables and the payment of accounts payable and accrued expenses related to repair work at the Silverlake Property and building improvements at the Wilshire Property during the three months ended March 31, 2022 as compared to the same period in 2021.
Cash Flows from Investing Activities
Cash flows used in investing activities during the three months ended March 31, 2022 and 2021, primarily consisted of $0.4 million of additional investment in the Sunset and Gardner Joint Venture, respectively.
Cash Flows from Financing Activities
Cash flows provided by financing activities during the three months ended March 31, 2022, primarily consisted of proceeds of approximately $1.4 million from a draw down on the Unsecured Loan from PUR Holdings Lender, LLC, an affiliate of the Advisor. Additional cash provided by construction loan proceeds of approximately $0.2 million.
Short-term Liquidity and Capital Resources
Our principal short-term demand for funds is for the payment of operating expenses and the payment on our outstanding indebtedness. To date, our cash needs for operations have been funded by cash provided by property operations, the sales of properties, debt refinancing, and the sale of shares of our common stock. We may fund our short-term operating cash needs from operations, from the sales of properties and from debt.
On December 30, 2021, in order to fund our short-term liquidity needs we obtained a $4.0 million Unsecured Loan from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. The Unsecured Loan is guaranteed by us.

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
We believe that our cash on hand, along with other potential aforementioned sources of liquidity that we may be able to obtain, will be sufficient to fund our working capital needs and debt obligations for at least the next twelve months and beyond. However, this forward-looking statement is subject to a number of uncertainties, including with respect to the duration of the COVID-19 pandemic, and there can be no guarantee that we will be successful with our plan. Moreover, over the long term, if our cash flow from operations does not increase from current levels, we may have to address a liquidity deficiency. We are actively exploring options should cash flow from operations not sufficiently improve, such as a sale of one or more assets that are not generating positive cash flow or the sale of equity to an institutional investor.
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
As of March 31, 2022, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating LIBOR rate loan which bears interest at 30-day LIBOR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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

Loans Secured by Properties
On May 7, 2019, we refinanced and repaid our financing with Lone Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of March 31, 2022, the Wilshire Construction Loan had a principal balance of approximately $12.7 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Construction Loan was scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The lender has informed us that the maturity date will be extended to September 22, 2022. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
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
Loan with Affiliate
On December 30, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. The Unsecured Loan is guaranteed by us. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. As of March 31, 2022 the Unsecured Loan had an outstanding balance of approximately $2.4 million.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2022 and 2021, our total operating expenses did not exceed the 2%/25% Guidelines.
Our Advisory Agreement provides that the Advisor shall not be required to reimburse to us any operating expenses incurred during a given period that exceed the applicable limit on “Total Operating Expenses” (as defined in the Advisory Agreement) to the extent that such excess operating expenses are incurred as a result of certain unusual and non-recurring factors approved by our board of directors, including some related to the execution of our investment strategy as directed by our board of directors.

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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors determined to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of March 31, 2022.
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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
FFO	2022	2021
Net loss	$(802)	$(871)
Adjustments:
Depreciation of real estate	250	310
Amortization of in-place leases and leasing costs	44	47
FFO attributable to common shares and Common Units (1)	$(508)	$(514)

FFO per share and Common Unit (1)	$(0.05)	$(0.05)

Weighted average common shares and units outstanding (1)	10,957,289	10,957,204
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
Critical Accounting Policies and Estimates
Our interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of additional accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2021 Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.
Share Redemption Program
Our board of directors has adopted a share redemption program that may enable our stockholders to sell their shares of common stock to us in limited circumstances (the “SRP”), subject to the significant restrictions and limitations of the program. The current SRP is available only for shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder. In addition, under the SRP, the number of shares to be redeemed is limited to the lesser of (i) a total of $3.8 million for redemptions sought upon a stockholder’s death and a total of $1.2 million for redemptions sought upon a stockholder’s qualifying disability, and (ii) 5% of the weighted-average number of shares of our common stock outstanding during the prior calendar year. Share repurchases pursuant to the SRP are made at our sole discretion. We reserve the right to reject any redemption request for any reason or no reason or to amend or terminate the share redemption program at any time subject to the notice requirements in the SRP.
The redemption price for shares that are redeemed is 100% of our most recent estimated net asset value per share as of the applicable redemption date. A redemption request must be made within one year after the stockholder’s death or qualifying disability. Additional information regarding the terms and limitations of the SRP is available in our Amended and Restated Share Redemption Program which is included in this Quarterly Report on Form 10-Q as Exhibit 99.1.
In order to preserve cash in light of the uncertainty relating to the economic impact of COVID-19 on our operations, on April 21, 2020, the Board approved the suspension of the SRP, effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made until the board of directors approves the resumption of the SRP. During the suspension, we will continue to accept death and qualifying disability redemption filings from stockholders, but will not take any action with regard to those requests until the board of directors has elected to lift the suspension and provided the terms and conditions for any continuation of the SRP.
During the quarter ended March 31, 2022, we did not redeem shares. Cumulatively, through March 31, 2022, we have redeemed 878,458 shares for $6.2 million. We have not presented information regarding submitted and unfulfilled redemption requests for the quarter ended March 31, 2022, as our redemption program is suspended and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the suspension of the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
As of the three months ended March 31, 2022, all items required to be disclosed under Form 8-K were reported under Form 8-K.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 13, 2022.

Strategic Realty Trust, Inc.

By:	/s/ Matthew Schreiber
Matthew Schreiber
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ryan Hess
Ryan Hess
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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