Form 10-Q
period 2022-06-30
Strategic Realty Trust, Inc.
filed 2022-08-15
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 8, 2022, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2022, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021, as filed with the SEC on March 25, 2022 (the “2021 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Investments in real estate
Land	$12,374	$25,400
Building and improvements	22,334	27,550
Tenant improvements	1,132	1,753
	35,840	54,703
Accumulated depreciation	(4,956)	(5,148)
Investments in real estate, net	30,884	49,555
Property under development and development costs
Land	12,958	12,958
Development costs	687	3,189
Property under development and development costs	13,645	16,147
Cash, cash equivalents and restricted cash	1,378	2,407
Prepaid expenses and other assets	95	129
Tenant receivables, net of $19 and $83 bad debt reserve	788	844
Deferred leasing costs, net	205	270
Lease intangibles, net	346	500
Assets held for sale	16,119	—
TOTAL ASSETS (1)	$63,460	$69,852
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$41,561	$39,780
Accounts payable and accrued expenses	434	731
Amounts due to affiliates	62	63
Other liabilities	216	240
Below-market lease liabilities, net	119	130
TOTAL LIABILITIES (1)	42,392	40,944
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,752,966 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	110	110
Additional paid-in capital	94,644	94,644
Accumulated deficit	(74,001)	(66,307)
Total stockholders’ equity	20,753	28,447
Non-controlling interests	315	461
TOTAL EQUITY	21,068	28,908
TOTAL LIABILITIES AND EQUITY	$63,460	$69,852
(1)As of June 30, 2022 and December 31, 2021, includes approximately $30.1 million and $34.8 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $21.7 million and $21.5 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 3. “Variable Interest Entities”.
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Rental and reimbursements	$721	$638	$1,455	$1,353

Expense:
Operating and maintenance	565	772	1,050	1,278
General and administrative	511	401	948	811
Depreciation and amortization	298	360	592	717
Interest expense	312	315	632	628
Loss on early lease termination	190	271	190	271
Loss on impairment of real estate	5,883	—	5,883	—
	7,759	2,119	9,295	3,705
Operating loss	(7,038)	(1,481)	(7,840)	(2,352)

Other income:
Net gain on disposal of real estate	—	422	—	422
Net loss	(7,038)	(1,059)	(7,840)	(1,930)
Net loss attributable to non-controlling interests	(131)	(21)	(146)	(38)
Net loss attributable to common stockholders	$(6,907)	$(1,038)	$(7,694)	$(1,892)

Loss per common share - basic and diluted	$(0.64)	$(0.10)	$(0.72)	$(0.18)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,752,966	10,739,729	10,752,966	10,739,729
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

Six Months Ended June 30, 2022 and 2021

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2021	10,752,966	$110	$94,644	$(66,307)	$28,447	$461	$28,908
Net loss	—	—	—	(7,694)	(7,694)	(146)	(7,840)
BALANCE — June 30, 2022	10,752,966	$110	$94,644	$(74,001)	$20,753	$315	$21,068

BALANCE — December 31, 2020	10,739,814	$110	$94,602	$(55,771)	$38,941	$714	$39,655
Net loss	—	—	—	(1,892)	(1,892)	(38)	(1,930)
BALANCE — June 30, 2021	10,739,814	$110	$94,602	$(57,663)	$37,049	$676	$37,725

Three Months Ended June 30, 2022 and 2021

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — March 31, 2022	10,752,966	$110	$94,644	$(67,094)	$27,660	$446	$28,106
Net loss	—	—	—	(6,907)	(6,907)	(131)	(7,038)
BALANCE — June 30, 2022	10,752,966	$110	$94,644	$(74,001)	$20,753	$315	$21,068

BALANCE — March 31, 2021	10,739,814	$110	$94,602	$(56,625)	$38,087	$697	$38,784
Net loss	—	—	—	(1,038)	(1,038)	(21)	(1,059)
BALANCE — June 30, 2021	10,739,814	$110	$94,602	$(57,663)	$37,049	$676	$37,725
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(7,840)	$(1,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of real estate	—	(422)
Loss on impairment of real estate	5,883	—
Straight-line rent	(84)	(29)
Amortization of deferred financing costs	192	206
Depreciation and amortization	592	717
Amortization of above and below-market leases	(10)	(11)
Provision for losses on tenant receivable	19	468
Loss on early lease termination	190	271
Other	42	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	34	67
Tenant receivables	22	(489)
Accounts payable and accrued expenses	(365)	(120)
Amounts due to affiliates	(1)	99
Other liabilities	(24)	618
Net cash used in operating activities	(1,350)	(555)

Cash flows from investing activities:
Proceeds from the sale of Real Estate	—	3,770
Investment in properties under development and development costs	(916)	(910)
Improvements and capital expenditures	(167)	(96)
Payments for leasing costs	(98)	(59)
Net cash provided by (used in) investing activities	(1,181)	2,705

Cash flows from financing activities:
Proceeds from notes payable from investments in consolidated variable interest entities	152	—
Loan proceeds from an affiliate	1,350	—
Net cash provided by financing activities	1,502	—

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,029)	2,150
Cash, cash equivalents and restricted cash – beginning of period	2,407	2,622
Cash, cash equivalents and restricted cash – end of period	$1,378	$4,772

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Change in accrued liabilities capitalized to investment in development	$(22)	$4
Amortization of deferred loan fees capitalized to investment in development	87	87
Changes in capital improvements and leasing costs, accrued but not paid	90	148
Cash paid for interest, net of amounts capitalized	385	427
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. As of June 30, 2022, the Company was externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2022. The current term of the Advisory Agreement terminates on August 9, 2023. The advisor is an affiliate of PUR Management LLC (“PUR”), which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of June 30, 2022 and December 31, 2021, the Company owned 98.1% of the limited partnership interests in the OP.
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
The Company invests in and manages a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets. The Company has invested directly, and indirectly through joint ventures, in a portfolio of income-producing retail properties located throughout the United States, with a focus on multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. During the first quarter of 2016, the Company invested, through joint ventures, in two significant retail projects under development. During the third quarter of 2020, construction of one of the development projects was completed and placed in service. As of June 30, 2022, this property was classified as held for sale and had approximately 12,000 rentable square feet of retail space, which was 42% leased.
As of June 30, 2022, in addition to one development project and the property placed in service and currently classified as held for sale, the Company’s portfolio of wholly-owned properties was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in California, as well as an improved land parcel. As of June 30, 2022, the rentable space at the Company’s retail properties was 88% leased, excluding the property placed in service and currently classified as held for sale.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
COVID-19 Pandemic and Liquidity
The adverse effect of the public health crisis of the coronavirus disease (COVID-19) pandemic continues to pose material risk and uncertainty to the Company and the retail industry, which is the focus of the Company’s real estate investments. A majority of the Company’s tenants requested rent deferral or rent abatement at the start of the pandemic. Recently, some of the tenants have resumed paying full or partial rent. However, the Company is unable to predict the full impact that the pandemic will have on its financial condition, results of operations and cash flows which is dependent on the long-term impact of the pandemic on retail commercial real estate and whether customers will engage with the Company’s retail tenants at pre-pandemic levels.
Since the termination of the Offering in 2013, the Company’s cash flows have been primarily funded by cash provided by property operations, debt financings and the sales of properties. The COVID-19 pandemic has had a material detrimental impact on the Company’s retail tenants and their ability to pay rent and consequently on the Company’s liquidity. As of June 30, 2022, the Company had approximately $0.9 million in cash and cash equivalents. In addition, the Company had approximately $0.4 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs). The Company has taken several steps to preserve capital and increase liquidity, such as:
•On March 27, 2020, the Company’s board of directors (the “Board”) decided to suspend the payment of any dividend for the quarter ending March 31, 2020, and will consider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of June 30, 2022.
•Effective May 21, 2020, the Company suspended its Amended and Restated Share Redemption Program (the “SRP”). The SRP will remain suspended and no further redemptions will be made unless and until the Board approves the resumption of the SRP.
•The Company obtained a $4.0 million unsecured loan from PUR Holdings Lender, LLC, an affiliate of the Advisor (the “Unsecured Loan”), to be used for working capital and other general corporate purposes. The Unsecured Loan does not have covenants that could trigger a default. Pursuant to the loan documents, the Unsecured Loan matures on December 30, 2022, with an option for the Company to extend the maturity date until June 30, 2023. On August 2, 2022, PUR Holdings Lender, LLC agreed to an additional six month extension at the option of the Company to extend the maturity date until December 31, 2023. As of June 30, 2022, there was approximately $1.6 million of unfunded commitment.
•The Company is actively exploring options to provide additional liquidity, such as a sale of one or more assets that are not generating positive cash flow. On August 10, 2022, the due diligence period expired under the Purchase and Sale Agreement the Company entered with an unrelated third-party for the sale of the Wilshire Joint Venture Property located in Santa Monica, California, for a sale price of $16.5 million. Pursuant to the Purchase and Sale Agreement, the purchaser would be obligated to purchase the property and the Company would be obligated to sell the property only after satisfaction of agreed upon closing conditions. The closing date is expected to be October 10, 2022. There can be no assurance that the Company will complete the sale. In certain circumstances, if the purchaser fails to complete the acquisition, it may forfeit up to approximately $0.5 million of earnest money. The Purchase and Sale Agreement was entered on June 30, 2022, and as a result, the Wilshire Joint Venture Property was classified as held for sale in the consolidated balance sheets as of June 30, 2022.
As of June 30, 2022, the Company was in compliance with all the terms of the Wilshire Construction Loan (as defined below). The Wilshire Construction Loan was scheduled to mature on May 10, 2022; however, the lender has informed us that the maturity date will be extended to November, 10, 2022 on the same terms and conditions as currently in effect. At June 30, 2022, the 3032 Wilshire Joint Venture Property, was classified as held for sale in the condensed consolidated balance sheets. Similarly, as of June 30, 2022, the Company was in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2022.
The SRT Loan (as defined below) is secured by six of the Company’s core urban properties in Los Angeles and San Francisco. The SRT Loan does not have restrictive covenants that could trigger a default caused by tenants not paying rent or seeking rent relief. The SRT Loan has two extension options available subject to satisfaction of certain covenants and conditions, and while there is no guarantee of meeting the covenants and conditions, management believes they could exercise the extension options, or refinance the SRT loan if necessary.

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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. During the three and six months ended June 30, 2022 and 2021, the Company held variable interests in two variable interest entities, one of which is classified as held for sale, and consolidated those entities. Refer to Note 3. “Variable Interest Entities” for additional information.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$948	$3,967
Restricted cash	430	805
Total cash, cash equivalents, and restricted cash	$1,378	$4,772
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
Through June 30, 2022, post the initial capital contributions, the Company made additional capital contributions totaling $9.0 million and $10.0 million to the Sunset & Gardner Joint Venture and Wilshire Joint Venture, respectively.
Assets Held for Sale
At June 30, 2022, the 3032 Wilshire Joint Venture Property, located in Santa Monica, California, was classified as held for sale in the condensed consolidated balance sheets.
Since the sale of this property does not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations of this property were not reported as discontinued operations in the Company’s condensed consolidated financial statements.
The Company’s condensed consolidated statements of operations include net operating losses of approximately $2.8 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and approximately $3.2 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively, related to the asset held for sale.
There were no assets classified as held for sale at December 31, 2021.
The major classes of assets related to assets held for sale included in the condensed consolidated balance sheets are as follows (amounts in thousands):

June 30,
2022
ASSETS
Investments in real estate
Land	$13,026
Building and improvements	2,866
Tenant improvements	614
16,506
Accumulated depreciation	(611)
Investments in real estate, net	15,895
Tenant receivables, net	99
Deferred leasing costs, net	125
Assets held for sale	$16,119
Amounts above are being presented at the lower of their carrying value or their estimated fair value less costs to sell.
Joint Ventures

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, excluding assets held for sale, which were consolidated by the Company, as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30,	December 31,
	2022	2021
ASSETS
Investments in real estate
Land	$—	$13,026
Building and improvements	—	5,218
Tenant improvements	—	467
	—	18,711
Accumulated depreciation	—	(520)
Investments in real estate, net	—	18,191
Property under development and development costs:
Land	12,958	12,958
Development costs	687	3,189
Property under development and development costs	13,645	16,147
Cash, cash equivalents and restricted cash	346	371
Prepaid expenses and other assets, net	2	13
Other receivables, net	—	69
Deferred leasing costs, net	—	29
TOTAL ASSETS (1)	$13,993	$34,820

LIABILITIES
Notes payable, net (2)	$21,352	$21,063
Accounts payable and accrued expenses	296	347
Amounts due to affiliates	—	4
Other liabilities	70	71
TOTAL LIABILITIES	$21,718	$21,485
(1)The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.
(2)As of both June 30, 2022 and December 31, 2021, includes approximately $0.1 million and $0.2 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the Wilshire Joint Venture is partially guaranteed by the Company, refer to Note 7, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2022, the leases at the Company’s properties, excluding properties classified as held for sale, have remaining terms (excluding options to extend) of up to 9.9 years with a weighted-average remaining term (excluding options to extend) of approximately 6.2 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.1 million as of June 30, 2022 and December 31, 2021, respectively.
The following table presents the components of income from real estate operations for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease income - operating leases	$480	$463	$1,057	$1,057
Variable lease income (1)	241	175	398	296
Rental and reimbursements income	$721	$638	$1,455	$1,353
(1)Primarily includes tenant reimbursements for real estate taxes, insurance, consideration based on sales, common area maintenance, utilities, marketing, and certain other items including negative variable lease income.
As of June 30, 2022, the future minimum rental income from the Company’s properties under non-cancelable operating leases, excluding the property classified as held for sale, was as follows (amounts in thousands):

Remainder 2022	$905
2023	1,833
2024	1,863
2025	1,757
2026	1,468
Thereafter	5,840
Total	$13,666
5. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of June 30, 2022 and December 31, 2021, the Company’s above-market lease intangibles, at-market lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	June 30, 2022			December 31, 2021
	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$1,485	$—	$(388)	$1,661	$82	$(388)
Accumulated amortization	(1,139)	—	269	(1,176)	(67)	258
Total	$346	$—	$(119)	$485	$15	$(130)

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amortization of at-market lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental and reimbursements, respectively, in the consolidated statements of operations. The Company’s amortization of above-market lease intangibles, at-market lease intangibles and below-market lease liabilities for the three and six months ended June 30, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization
At-Market lease intangibles	$(21)	$(35)	$(43)	$(77)

Above-Market lease intangibles	$—	$(4)	$(1)	$(6)

Below-Market lease liabilities	$6	$8	$11	$17

6. DEFERRED LEASING COSTS, NET
Deferred leasing costs consist primarily of initial direct costs in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. As of June 30, 2022 and December 31, 2021, details of these deferred costs, excluding deferred leasing costs classified as held for sale, were as follows (amounts in thousands):

	June 30, 2022	December 31, 2021
Deferred leasing costs	$296	$350
Accumulated amortization	(91)	(80)
Deferred leasing costs, net	$205	$270
Amortization of deferred leasing costs is recorded in depreciation and amortization expense in the consolidated statements of operations. The Company’s deferred leasing costs amortization for the three and six months ended June 30, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Amortization of deferred leasing costs	$(11)	$(8)	$(22)	$(13)
7. NOTES PAYABLE, NET
On December 24, 2019, the Company entered into a Loan Agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
The SRT Loan is secured by first deeds of trust on the Company’s five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes and 388 Fulton Street) as well as the Company’s Silverlake Collection located in Los Angeles. The SRT Loan matures on January 9, 2023. The Company has an option to extend the term of the loan for two additional twelve-month periods, subject to the satisfaction of certain covenants and conditions contained in the SRT Loan Agreement. The Company has the right to prepay the SRT Loan in whole at any time or in part from time to time, subject to the payment of certain expenses, costs or liabilities potentially incurred by the SRT Lender as a result of the prepayment and subject to certain other conditions contained in the loan documents. Individual properties may be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement.
As of June 30, 2022, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity. Effective December 24, 2019, the Company entered into a derivative transaction with a financial institution with a notional amount of $18,000,000, representing an interest rate cap. The Company will receive a payment from the counterparty if the SOFR on the SRT Loan exceeds 3.5%. The instrument is measured at fair value using readily observable market inputs, such as quotations on interest rates, and classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

active market. The Company paid $17 thousand for the derivative and it matures on January 9, 2023.The impact of the interest rate cap is immaterial for all periods reported and is included as a component of interest expense in the consolidated statements of operations.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At June 30, 2022, the Company was in compliance with the loan requirements.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
On May 7, 2019, the Company refinanced and repaid its financing from Lone Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of June 30, 2022, the Wilshire Construction Loan had a principal balance of approximately $12.7 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Construction Loan was scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The lender has informed us that the maturity date will be extended to November 10, 2022 on the same terms and conditions as currently in effect. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
Pursuant to the Wilshire Construction Loan, the Company must comply with certain matters contained in the loan documents including but not limited to minimum limits on the Company’s liquidity and tangible net worth. The Company remains in compliance with all the terms of the Wilshire Construction Loan. The Company expects to repay the Wilshire Construction Loan with the proceeds from the sale of the 3032 Wilshire Joint Venture Property.
On October 29, 2018, the Company entered into a loan agreement with Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and had an initial interest rate of 6.9% per annum. At each maturity date in October 2019, 2020, and 2021, in connection with an extension of the loan for an additional twelve-month period, the interest rate of the loan was changed to 6.5%, 7.3%, and 7.9%, respectively. The current maturity date of the Sunset & Gardner Loan is October 31, 2022. The Sunset & Gardner Loan is secured by a first Deed of Trust on the Sunset & Gardner Property.
As of June 30, 2022, the Unsecured Loan from PUR Holdings Lender, LLC, an affiliate of the Advisor, had an outstanding balance of approximately $2.4 million. Refer to Note 11. “Related Party Transactions” for further information.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of June 30, 2022 (amounts in thousands):

Remainder of 2022	$23,761
2023	18,000
Total future principal payments	41,761
Unamortized financing costs, net	200
Notes payable, net	$41,561

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth interest costs incurred by the Company for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expensed
Interest costs, net of amortization of deferred financing costs	$228	$212	$440	$422
Amortization of deferred financing costs	84	103	192	206
Total interest expensed	$312	$315	$632	$628

Capitalized
Interest costs, net of amortization of deferred financing costs	$396	$354	$779	$707
Amortization of deferred financing costs	43	44	87	87
Total interest capitalized	$439	$398	$866	$794
As of June 30, 2022 and December 31, 2021, interest expense payable was approximately $0.3 million and $0.2 million, respectively, including an amount related to the variable interest entities of approximately $0.1 million, for each period.
8. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at June 30, 2022.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For the three and six months ended June 30, 2022, the Company recorded impairment losses of approximately $2.4 million and $3.5 million, related to the Wilshire Joint Venture Property and the development property owned by the Sunset & Gardner Joint Venture, respectively. For the Wilshire Joint Venture Property the impairment amount was determined using purchase price per the Purchase and Sale Agreement less estimated costs to sell. For the development property owned by the Sunset & Gardner Joint Venture the impairment amount was determined using Level 3 measurements, including the property’s undiscounted cash flow, which took into account the property’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition.
For the three and six months ended June 30, 2021, the Company did not record any impairment losses.
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
There were no share redemptions during the three and six months ended June 30, 2022 and 2021.
Cumulatively, through June 30, 2022, the Company has redeemed 878,458 shares for $6.2 million.
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
In response to the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of June 30, 2022.
10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period.
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three and six months ended June 30, 2022 and 2021 (amounts in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator - basic and diluted
Net loss	$(7,038)	$(1,059)	$(7,840)	$(1,930)
Net loss attributable to non-controlling interests	(131)	(21)	(146)	(38)
Net loss attributable to common shares	$(6,907)	$(1,038)	$(7,694)	$(1,892)
Denominator - basic and diluted
Basic weighted average common shares	10,752,966	10,739,729	10,752,966	10,739,729
Common Units (1)	—	—	—	—
Diluted weighted average common shares	10,752,966	10,739,729	10,752,966	10,739,729
Loss per common share - basic and diluted
Net loss attributable to common shares	$(0.64)	$(0.10)	$(0.72)	$(0.18)
(1)For the three and six months ended June 30, 2022 and 2021, the effect of 204,323 and 217,475 of convertible Common Units, respectively, pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
11. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor, which has been renewed for successive terms with a current expiration date of August 9, 2023. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services.
On December 30, 2021, the Company obtained the Unsecured Loan, a $4.0 million unsecured loan from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Company has the right to prepay or repay the Unsecured Loan in whole or in part at any time without penalty. The Unsecured Loan will be due and payable upon the earlier of twelve months or the termination of the Advisory Agreement by the Company. On March 15, 2022, the Company and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if the Company provides PUR Holdings Lender, LLC, with notice, pays an extension fee,

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
and no event of default has occurred. On August 2, 2022, PUR Holdings Lender, LLC agreed to an additional six month extension at the option of the Company to extend the maturity date until December 31, 2023. The Unsecured Loan is guaranteed by the Company. The Company paid $20 thousand in financing fees, at the close of the loan. As of June 30, 2022 the Unsecured Loan had an outstanding balance of approximately $2.4 million.
The Company is party to property management agreements with respect to each of its properties pursuant to which PUR was engaged to serve as property manager. The property management agreements expire August 10, 2022 and will automatically renew every year, unless expressly terminated.
Summary of Related Party Fees
The following table sets forth the Advisor related-party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Expensed	2022	2021	2022	2021	2022	2021
Legal leasing fees	$—	$2	$—	$2	$—	$—
Asset management fees	144	148	287	302	48	48
Reimbursement of operating expenses	—	—	14	—	—	—
Property management fees	31	15	55	35	14	11
Disposition fees	—	50	—	50	—	—
Total	$175	$215	$356	$389	$62	$59

Capitalized
Acquisition fees	$—	$3	$—	$5	$—	$4
Leasing fees	—	—	—	20	—	—
Legal leasing fees	—	—	—	10	—	—
Construction management fees	—	3	—	35	—	—
Total	$—	$6	$—	$70	$—	$4
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
For the three and six months ended June 30, 2022 and 2021, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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
13. SUBSEQUENT EVENTS
Renewal of Advisory Agreement
On August 12, 2022, the Company, the OP, and the Advisor, entered into the Tenth Amendment to the Advisory Agreement (the “Tenth Amendment”). The Tenth Amendment renews the term of the Advisory Agreement for an additional twelve-month period, beginning on August 10, 2022 and amends certain provisions in the Advisory Agreement with respect to the payment of certain fees as follows. The disposition fee payable to the Advisor will be reduced by half in connection with the sale of certain other properties held by the Company. The financing coordination fee payable to the Advisor will be waived in connection with certain upcoming refinancing’s. The asset management fee payable to the Advisor for the twelve-month period commending August 2022 through July 2023 will be reduced to $250,000 in the aggregate. In all other material respects, the terms of the Advisory Agreement remain unchanged.
Sale of Held for Sale Property
On August 10, 2022, the due diligence period expired under the Purchase and Sale Agreement and escrow instructions with an unrelated third-party, GD Realty Group Inc., for the sale of the Wilshire Joint Venture Property located in Santa Monica, California. The closing date is expected to be October 10, 2022. There can be no assurance that the Company will complete the sale. In certain circumstances, if the purchaser fails to complete the acquisition, it may forfeit up to approximately $0.5 million of earnest money.

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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2022. The current term of the Advisory Agreement terminates on August 9, 2023. The Advisor is an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
Impact of COVID-19 and Market Outlook
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
•We believe we will be able to service our debts and pay for our ongoing general and administrative expenses for the foreseeable future. As of June 30, 2022, we have approximately $0.9 million in cash and cash equivalents. In addition, we had approximately $0.4 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
•On December 30, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. On March 15, 2022, we and PUR

Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. On August 2, 2022, PUR Holdings Lender, LLC agreed to an additional six month extension at the option of the Company to extend the maturity date until December 31, 2023. The Unsecured Loan is guaranteed by us. As of June 30, 2022, the Unsecured Loan had an outstanding balance of approximately $2.4 million.
•The SRT Loan is secured by six of our core urban properties in Los Angeles and San Francisco. The SRT Loan does not have restrictive covenants and ongoing debt coverage ratios that could trigger a default caused by tenants not paying rent or seeking rent relief.
•As of June 30, 2022, we were in compliance with all the terms of the Wilshire Construction Loan (as defined below), which was scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions. The lender for the Wilshire Construction Loan has informed us that the maturity date will be extended to November 10, 2022. Similarly, as of June 30, 2022, we were in compliance with the Sunset & Gardner Loan (as defined below), which matures on October 31, 2022.
•We are actively exploring options to provide additional liquidity, such as a sale of one or more assets that are not generating positive cash flow. On August 10, 2022, the due diligence period expired under a Purchase and Sale Agreement we entered with an unrelated third-party for the sale of the Wilshire Joint Venture Property located in Santa Monica, California for a sale price of $16.5 million. Pursuant to the Purchase and Sale Agreement, the purchaser would be obligated to purchase the property and we would be obligated to sell the property only after satisfaction of agreed upon closing conditions. The closing date is expected to be October 10, 2022. There can be no assurance that we will complete the sale. In certain circumstances, if the purchaser fails to complete the acquisition, it may forfeit up to approximately $0.5 million of earnest money. The Purchase and Sale Agreement was entered on June 30, 2022, and as a result, the Wilshire Joint Venture Property was classified as held for sale in the consolidated balance sheets as of June 30, 2022.
•To further preserve cash and liquidity, we suspended our Amended and Restated Share Redemption Program (the “SRP”), effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made unless and until our board of directors (the “Board”) approves the resumption of the SRP. In addition, on March 27, 2020, the board of directors suspended the payment of any dividend for the quarter ending March 31, 2020, and will reconsider future dividend payments on a quarter-by-quarter basis. Dividend payments were not reinstated as of June 30, 2022.
Given the uncertainty of the COVID-19 pandemic’s impact on our business, the full extent of the financial impact cannot be reasonably estimated at this time. There remains uncertainty with respect to the demand for retail space and the success of our tenants given the potential change in consumer behavior as a result of the COVID-19 pandemic.
In addition, recent macroeconomic trends, including inflation and rising interest rates, may adversely affect our business, financial condition and results of operations. During the six months ended June 30, 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our variable rate debt or the refinancing of our fixed rate debt, as well as general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. In addition, our retail tenants may experience decreased revenue as a result of rising inflation and reduced consumer spending. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows.

Property Portfolio
As of June 30, 2022, our wholly-owned property portfolio included six retail properties, excluding a land parcel, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in one state. We purchased our properties for an aggregate purchase price of approximately $35.3 million. As of June 30, 2022 approximately 88% of our wholly-owned real estate investments were leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 6.2 years. As of December 31, 2021, approximately 86% of our wholly-owned real estate investments were leased (based on rentable square footage as of December 31, 2021), with a weighted-average remaining lease term of approximately 6.3 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price	Debt (4)
Property Name (1)	Location
Wholly-owned Real Estate Investments
400 Grove Street	San Francisco, CA	2,000	100%	$48.00	6/14/2016	$2,890	$1,450
8 Octavia Street	San Francisco, CA	3,640	47%	65.31	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	66%	68.32	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	98.97	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	79.96	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,497	100%	84.15	1/11/2017	13,300	6,900
		26,729				35,287	18,000
Real Estate Investments owned through Joint Ventures Held for Sale
3032 Wilshire Property	Santa Monica, CA	12,208	42%	106.92	3/8/2016	13,500	12,711
		38,937				$48,787	$30,711
(1)List of properties does not include a residual parcel at Topaz Marketplace as of June 30, 2022.
(2)Percentage is based on leased rentable square feet of each property as of June 30, 2022.
(3)Effective rent per square foot is calculated by dividing the annualized June 30, 2022 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.
(4) Debt represents the outstanding balance as of June 30, 2022, and excludes reclassification of approximately $0.1 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 7. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report.
Properties Under Development
As of June 30, 2022, we had one property under development in Hollywood, California. This development project is still in the planning phase and construction has not commenced.

Results of Operations
Comparison of the three and six months ended June 30, 2022, versus the three and six months ended June 30, 2021.
The following table provides summary information about our results of operations for the three and six months ended June 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
Rental revenue and reimbursements	$721	$638	$83	13.0%
Operating and maintenance expenses	565	772	(207)	(26.8)%
General and administrative expenses	511	401	110	27.4%
Depreciation and amortization expenses	298	360	(62)	(17.2)%
Interest expense	312	315	(3)	(1.0)%
Loss on early lease termination	190	271	(81)	(29.9)%
Loss on impairment of real estate	5,883	—	5,883	100.0%
Operating loss	(7,038)	(1,210)	(5,557)	459.3%
Other income, net	—	422	(422)	(100.0)%
Net loss	$(7,038)	$(1,059)	$(5,979)	564.6%

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Rental revenue and reimbursements	$1,455	$1,353	$102	7.5%
Operating and maintenance expenses	1,050	1,278	(228)	(17.8)%
General and administrative expenses	948	811	137	16.9%
Depreciation and amortization expenses	592	717	(125)	(17.4)%
Interest expense	632	628	4	0.6%
Loss on early lease termination	190	271	(81)	(29.9)%
Loss on impairment of real estate	5,883	—	5,883	100.0%
Operating loss	(7,840)	(2,352)	(5,488)	233.3%
Other income, net	—	422	(422)	(100.0)%
Net loss	$(7,840)	$(1,930)	$(5,910)	306.2%
Our results of operations for the three and six months June 30, 2022, are not necessarily indicative of those expected in future periods.
Revenue
The increase in revenue during the three and six months ended June 30, 2022, compared to the same periods in 2021, was primarily due to the receipt of key money from new tenant as part of new lease agreement at the 388 Fulton property.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to lower bad debt reserves, write-off of uncollectible rents and lower consulting fees related to Wilshire Property development. Increase partially offset by higher security costs and leasing commissions.
General and administrative expenses
General and administrative expenses increased during the three and six months ended June 30, 2022, compared to the same period in 2021, primarily due to higher audit and other professional fees.

Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the three and six months ended June 30, 2022, compared to the same periods in 2021, primarily due to the impairment charge incurred during the year ended December 31, 2021 at the Wilshire Joint Venture Property.
Interest expense
Interest expense remained flat during the three and six months ended June 30, 2022, compared to the same period in 2021.
Loss on early lease termination
Loss on early lease termination during the three and six months ended June 30, 2022 related to the disposal of assets due to the termination of a tenant lease at the 388 Fulton property.
Loss on early lease termination during the three and six months ended June 30, 2021 related to the disposal of assets due to the termination of tenant leases at the 400 Grove, 450 Hayes, and Wilshire properties.
Loss on impairment of real estate
Loss on impairment of real estate related to the Wilshire Joint Venture and Sunset & Gardner Joint Venture of approximately $2.4 million and $3.5 million, respectively.
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
As of June 30, 2022, our cash and cash equivalents were approximately $0.9 million and we had $0.4 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2022 and December 31, 2021, our borrowings were approximately 161.8% and 120.2%, respectively, of the value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$(1,350)	$(555)	$(795)
Investing activities	(1,181)	2,705	(3,886)
Financing activities	1,502	—	1,502
Net increase (decrease) in cash, cash equivalents and restricted cash	$(1,029)	$2,150

Cash Flows from Operating Activities
The change in cash flows from operating activities was primarily due to lower provisions for losses on tenant receivables, lower depreciation and amortization expense and the payment of accounts payable and accrued expenses related to repair work at the Silverlake Property and building improvements at the Wilshire Joint Venture Property during the six months ended June 30, 2022 as compared to the same period in 2021.
Cash Flows from Investing Activities
Cash flows used by investing activities during the six months ended June 30, 2022, primarily consisted of $0.9 million of additional investment in the Sunset and Gardner Joint Venture and $0.2 million additional investment in tenant and building improvements at the Wilshire Property.
Cash flows provided by investing activities during the six months ended June 30, 2021, primarily consisted of approximately $3.8 million in proceeds from the sale of Turkey Creek and partially offset by $0.9 million of additional investment in the Sunset and Gardner Joint Venture.
Cash Flows from Financing Activities
Cash flows provided by financing activities during the six months ended June 30, 2022, primarily consisted of proceeds of approximately $1.4 million from a draw down on the Unsecured Loan from PUR Holdings Lender, LLC, an affiliate of the Advisor. Additional cash was provided by construction loan proceeds of approximately $0.2 million.
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
On December 30, 2021, in order to fund our short-term liquidity needs we obtained a $4.0 million Unsecured Loan from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. On August 2, 2022, PUR Holdings Lender, LLC agreed to an additional six month extension at the option of the Company to extend the maturity date until December 31, 2023. The Unsecured Loan is guaranteed by us.
On August 10, 2022, the due diligence period expired under a Purchase and Sale Agreement we entered with an unrelated third-party for the sale of the Wilshire Joint Venture Property located in Santa Monica, California for a sale price of $16.5 million. Pursuant to the Purchase and Sale Agreement, the purchaser would be obligated to purchase the property and we would be obligated to sell the property only after satisfaction of agreed upon closing conditions. The closing date is expected to be October 10, 2022. There can be no assurance that we will complete the sale. In certain circumstances, if the purchaser fails to complete the acquisition, it may forfeit up to approximately $0.5 million of earnest money. The Purchase and Sale Agreement was entered on June 30, 2022, and as a result, the Wilshire Joint Venture Property was classified as held for sale in the consolidated balance sheets as of June 30, 2022.
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
Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs could be affected by the continued effects of the COVID-19 pandemic, the current economic slowdown, the rising interest rate environment and inflation (or the public perception that any of these events may continue). The full impact of these events on our rental revenue and, as a result, future cash from operations cannot be determined at present.
We believe that our cash on hand, along with other potential aforementioned sources of liquidity that we may be able to obtain, will be sufficient to fund our working capital needs and debt obligations for at least the next twelve months and beyond. However, this forward-looking statement is subject to a number of uncertainties, including with respect to the duration of the COVID-19 pandemic, and the current economic environment and there can be no guarantee that we will be successful with our plan. Moreover, over the long term, if our cash flow from operations does not increase from current levels, we may have to address a liquidity deficiency. We are actively exploring options should cash flow from operations not sufficiently improve, including a sale of one or more assets that are not generating positive cash flow.
Recent Financing Transactions
Multi-Property Secured Financing
On December 24, 2019, we entered into a Loan Agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
The SRT Loan is secured by first deeds of trust on our five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes and 388 Fulton Street) as well as our Silverlake Collection located in Los Angeles. The SRT Loan matures on January 9, 2023. We have an option to extend the term of the loan for two additional twelve-month periods, subject to the satisfaction of certain covenants and conditions contained in the SRT Loan Agreement. We have the right to prepay the SRT Loan in whole at any time or in part from time to time, subject to the payment of certain expenses, costs or liabilities potentially incurred by the SRT Lender as a result of the prepayment and subject to certain other conditions contained in the loan documents. Individual properties may be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement.
As of June 30, 2022, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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

Loans Secured by Properties
On May 7, 2019, we refinanced and repaid our financing with Lone Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of June 30, 2022, the Wilshire Construction Loan had a principal balance of approximately $12.7 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. The Wilshire Construction Loan was scheduled to mature on May 10, 2022, with options to extend for two additional twelve-month periods, subject to certain conditions as stated in the loan agreement. The lender has informed us that the maturity date will be extended to November 10, 2022. The Wilshire Construction Loan is secured by a first Deed of Trust on the Wilshire Property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves. The Company expects to repay the Wilshire Construction Loan with the proceeds from the sale of the 3032 Wilshire Joint Venture Property.
Loans Secured by Properties Under Development
On October 29, 2018, we entered into a loan agreement with Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and had an interest rate of 6.9% per annum. At each maturity date in October 2019, 2020 and 2021, in connection with an extension of the loan for an additional twelve-month period, the interest rate of the loan was changed to 6.5%, 7.3% and 7.0%, respectively. The current maturity date of the Sunset & Gardner Loan is October 31, 2022. The Sunset & Gardner Loan is secured by a first Deed of Trust on the Sunset & Gardner Property.
Loan with Affiliate
On December 30, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. The Unsecured Loan is guaranteed by us. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. As of June 30, 2022 the Unsecured Loan had an outstanding balance of approximately $2.4 million.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three and six months ended June 30, 2022 and 2021, our total operating expenses did not exceed the 2%/25% Guidelines.
Our Advisory Agreement provides that the Advisor shall not be required to reimburse to us any operating expenses incurred during a given period that exceed the applicable limit on “Total Operating Expenses” (as defined in the Advisory Agreement) to the extent that such excess operating expenses are incurred as a result of certain unusual and non-recurring factors approved by our board of directors.

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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors determined to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of June 30, 2022.
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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO	2022	2021	2022	2021
Net loss	$(7,038)	$(1,059)	$(7,840)	$(1,930)
Adjustments:
Gain on disposal of assets	—	(422)	—	(422)
Depreciation of real estate	255	313	505	623
Amortization of in-place leases and leasing costs	43	47	87	94
Loss on impairment of real estate	5,883	—	5,883	—
FFO attributable to common shares and Common Units (1)	$(857)	$(1,121)	$(1,365)	$(1,635)

FFO per share and Common Unit (1)	$(0.08)	$(0.10)	$(0.12)	$(0.15)

Weighted average common shares and units outstanding (1)	10,957,289	10,957,204	10,957,289	10,957,204
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

Subsequent Events
Renewal of Advisory Agreement
On August 12, 2022, we, our operating partnership, and the Advisor entered into the Tenth Amendment to the Advisory Agreement (the “Tenth Amendment”). The Tenth Amendment renews the term of the Advisory Agreement for an additional twelve-month period, beginning on August 10, 2022 and amends certain provisions in the Advisory Agreement with respect to the payment of certain fees as follows. The disposition fee payable to the Advisor will be reduced by half in connection with the sale of certain other properties held by us. The financing coordination fee payable to the Advisor will be waived in connection with the refinancing certain upcoming refinancing’s. The asset management fee payable to the Advisor for the twelve-month period commending August 2022 through July 2023 will be reduced to $250,000 in the aggregate. In all other material respects, the terms of the Advisory Agreement remain unchanged.
Sale of Held for Sale Property
On August 10, 2022, the due diligence period expired under the Purchase and Sale Agreement and escrow instructions with an unrelated third-party, GD Realty Group Inc., for the sale of the Wilshire Joint Venture Property located in Santa Monica, California. The closing date is expected to be October 10, 2022. There can be no assurance that we will complete the sale. In certain circumstances, if the purchaser fails to complete the acquisition, it may forfeit up to approximately $0.5 million of earnest money.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended June 30, 2022, we did not redeem shares. Cumulatively, through June 30, 2022, we have redeemed 878,458 shares for $6.2 million. We have not presented information regarding submitted and unfulfilled redemption requests for the quarter ended June 30, 2022, as our redemption program is suspended and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the suspension of the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
Renewal of Advisory Agreement
On August 12, 2022, we, our operating partnership, and the Advisor entered into the Tenth Amendment to the Advisory Agreement (the “Tenth Amendment”). The Tenth Amendment renews the term of the Advisory Agreement for an additional twelve-month period, beginning on August 10, 2022 and amends certain provisions in the Advisory Agreement with respect to the payment of certain fees as follows. The disposition fee payable to the Advisor will be reduced by half in connection with the sale of certain other properties held by us. The financing coordination fee payable to the Advisor will be waived in connection with the refinancing certain upcoming refinancing’s. The asset management fee payable to the Advisor for the twelve-month period commending August 2022 through July 2023 will be reduced to $250,000 in the aggregate. In all other material respects, the terms of the Advisory Agreement remain unchanged.
Sale of Held for Sale Property
On August 10, 2022, the due diligence period expired under the Purchase and Sale Agreement and escrow instructions with an unrelated third-party, GD Realty Group Inc., for the sale of the Wilshire Joint Venture Property located in Santa Monica, California which is under contract for a sale purchase price of $16.5 million. The closing date is expected to be October 10, 2022. There can be no assurance that we will complete the sale. In certain circumstances, if the purchaser fails to complete the acquisition, it may forfeit up to approximately $0.5 million of earnest money.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2022.

Strategic Realty Trust, Inc.

By:	/s/ Matthew Schreiber
Matthew Schreiber
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ryan Hess
Ryan Hess
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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