Form 10-Q
period 2022-09-30
Strategic Realty Trust, Inc.
filed 2022-11-14
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____ to _____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 8, 2022, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2021, as filed with the SEC on March 25, 2022 (the “2021 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Investments in real estate
Land	$12,374	$25,400
Building and improvements	22,078	27,550
Tenant improvements	896	1,753
	35,348	54,703
Accumulated depreciation	(4,619)	(5,148)
Investments in real estate, net	30,729	49,555
Property under development and development costs
Land	12,958	12,958
Development costs	687	3,189
Property under development and development costs	13,645	16,147
Cash, cash equivalents and restricted cash	1,076	2,407
Prepaid expenses and other assets	202	129
Tenant receivables, net of $19 and $83 bad debt reserve	825	844
Deferred leasing costs, net	367	270
Lease intangibles, net	327	500
Assets held for sale	15,968	—
TOTAL ASSETS (1)	$63,139	$69,852
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$42,206	$39,780
Accounts payable and accrued expenses	628	731
Amounts due to affiliates	28	63
Other liabilities	183	240
Below-market lease liabilities, net	113	130
TOTAL LIABILITIES (1)	43,158	40,944
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,752,966 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	110	110
Additional paid-in capital	94,644	94,644
Accumulated deficit	(75,069)	(66,307)
Total stockholders’ equity	19,685	28,447
Non-controlling interests	296	461
TOTAL EQUITY	19,981	28,908
TOTAL LIABILITIES AND EQUITY	$63,139	$69,852
(1)As of September 30, 2022 and December 31, 2021, includes approximately $30.0 million and $34.8 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $21.6 million and $21.5 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 3. “Variable Interest Entities”.
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Rental and reimbursements	$734	$517	$2,189	$1,870

Expense:
Operating and maintenance	273	469	1,323	1,747
General and administrative	290	373	1,238	1,184
Depreciation and amortization	254	351	846	1,068
Interest expense	852	319	1,484	947
Loss on early lease termination	—	353	190	624
Loss on impairment of real estate	152	5,628	6,035	5,628
	1,821	7,493	11,116	11,198
Operating loss	(1,087)	(6,976)	(8,927)	(9,328)

Other income:
Net gain on disposal of real estate	—	—	—	422
Net loss	(1,087)	(6,976)	(8,927)	(8,906)
Net loss attributable to non-controlling interests	(19)	(139)	(165)	(177)
Net loss attributable to common stockholders	$(1,068)	$(6,837)	$(8,762)	$(8,729)

Loss per common share - basic and diluted	$(0.10)	$(0.64)	$(0.81)	$(0.81)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,752,966	10,739,729	10,752,966	10,739,729
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

Nine Months Ended September 30, 2022 and 2021

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2021	10,752,966	$110	$94,644	$(66,307)	$28,447	$461	$28,908
Net loss	—	—	—	(8,762)	(8,762)	(165)	(8,927)
BALANCE — September 30, 2022	10,752,966	$110	$94,644	$(75,069)	$19,685	$296	$19,981

BALANCE — December 31, 2020	10,739,814	$110	$94,602	$(55,771)	$38,941	$714	$39,655
Net loss	—	—	—	(8,729)	(8,729)	(177)	(8,906)
BALANCE — September 30, 2021	10,739,814	$110	$94,602	$(64,500)	$30,212	$537	$30,749

Three Months Ended September 30, 2022 and 2021

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — June 30, 2022	10,752,966	$110	$94,644	$(74,001)	$20,753	$315	$21,068
Net loss	—	—	—	(1,068)	(1,068)	(19)	(1,087)
BALANCE — September 30, 2022	10,752,966	$110	$94,644	$(75,069)	$19,685	$296	$19,981

BALANCE — June 30, 2021	10,739,814	$110	$94,602	$(57,663)	$37,049	$676	$37,725
Net loss	—	—	—	(6,837)	(6,837)	(139)	(6,976)
BALANCE — September 30, 2021	10,739,814	$110	$94,602	$(64,500)	$30,212	$537	$30,749
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,927)	$(8,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on disposal of real estate	—	(422)
Loss on impairment of real estate	6,035	5,628
Straight-line rent	(130)	(11)
Amortization of deferred financing costs	369	309
Depreciation and amortization	846	1,068
Amortization of above and below-market leases	(16)	(16)
Provision for losses on tenant receivable	19	588
Loss on early lease termination	190	624
Other	42	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(73)	(77)
Tenant receivables	66	(627)
Accounts payable and accrued expenses	(113)	(41)
Amounts due to affiliates	(35)	41
Other liabilities	(57)	67
Net cash used in operating activities	(1,784)	(1,775)

Cash flows from investing activities:
Proceeds from the sale of real estate	—	3,770
Investment in properties under development and development costs	(884)	(1,291)
Improvements and capital expenditures	(357)	(410)
Payments for leasing costs	(276)	(231)
Net cash (used in ) provided by investing activities	(1,517)	1,838

Cash flows from financing activities:
Proceeds from notes payable from investments in consolidated variable interest entities	152	49
Loan proceeds from an affiliate	2,000	—
Payment of loan fees from investments in consolidated variable interest entities	(182)	(87)
Net cash provided by financing activities	1,970	(38)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,331)	25
Cash, cash equivalents and restricted cash – beginning of period	2,407	2,622
Cash, cash equivalents and restricted cash – end of period	$1,076	$2,647

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Change in accrued liabilities capitalized to investment in development	$10	$110
Amortization of deferred loan fees capitalized to investment in development	87	131
Changes in capital improvements and leasing costs, accrued but not paid	—	14
Cash paid for interest, net of amounts capitalized	$990	$642
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. As of September 30, 2022, the Company was externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2022. The current term of the Advisory Agreement terminates on August 9, 2023. The advisor is an affiliate of PUR Management LLC (“PUR”), which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of September 30, 2022 and December 31, 2021, the Company owned 98.1% of the limited partnership interests in the OP.
The Company’s principal demands for funds are currently the payment of operating expenses, interest on outstanding indebtedness, and investments in development of properties. The Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to the Company from any sale of equity that it may conduct in the future.
The Company invests in and manages a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets. The Company has invested directly, and indirectly through joint ventures, in a portfolio of income-producing retail properties located throughout the United States, with a focus on multi-tenant retail centers, including neighborhood, community and lifestyle shopping centers, multi-tenant shopping centers and free standing single-tenant retail properties. During the first quarter of 2016, the Company invested, through joint ventures, in two significant retail projects under development. During the third quarter of 2020, construction of one of the development projects was completed and placed in service. As of September 30, 2022, this property was classified as held for sale and had approximately 12,000 rentable square feet of retail space, which was 42% leased.
As of September 30, 2022, in addition to one development project and the property placed in service and currently classified as held for sale, the Company’s portfolio of wholly-owned properties was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in California, as well as an improved land parcel. As of September 30, 2022, the rentable space at the Company’s retail properties was 88% leased, excluding the property placed in service and currently classified as held for sale.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
COVID-19 Pandemic and Liquidity
Given the ongoing workforce shortages, global supply chain bottlenecks and shortages, and high inflation, the Company continues to monitor and address risks related to the COVID-19 pandemic and the general state of the economy. The Company believes that the actions taken to improve its financial position and maximize liquidity, including the suspension of distributions and the share redemption program, will continue to mitigate the impact to the Company’s cash flow caused by the adverse effects of the COVID-19 pandemic and the current impact of inflation and rising interests rates and the general state of the economy on the Company’s portfolio and retail tenants.
The Company’s cash demands have been primarily funded by cash provided by property operations, debt financings and the sales of properties. The COVID-19 pandemic had a material detrimental impact on the Company’s retail tenants and their ability to pay rent and consequently on the Company’s liquidity. As of September 30, 2022, the Company had approximately $0.5 million in cash and cash equivalents. In addition, the Company had approximately $0.6 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
The Company is actively exploring options to provide additional liquidity, such as a sale of one or more assets that are not generating positive cash flow. On October 11, 2022, the Company consummated the disposition of the Wilshire Joint Venture Property for $16.5 million in cash, before customary closing and transaction costs, resulting in net cash proceeds of approximately $2.2 million. In connection with the disposition of the Wilshire Joint Venture Property, the Company repaid the Wilshire Construction Loan (as defined in Note 7) in the amount of $12.7 million, which was secured by a first Deed of Trust on the Wilshire Joint Venture Property. The Wilshire Joint Venture Property was classified as held for sale in the consolidated balance sheets as of September 30, 2022.
The Company obtained a $4.0 million unsecured loan from PUR Holdings Lender, LLC, an affiliate of the Advisor (the “Unsecured Loan”), to be used for working capital and other general corporate purposes. As of September 30, 2022, there was $1.0 million unadvanced.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. During the three and nine months ended September 30, 2022 and 2021, the Company held variable interests in two variable interest entities, one of which is classified as held for sale, and consolidated those entities. Refer to Note 3. “Variable Interest Entities” for additional information.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$477	$1,661
Restricted cash	599	986
Total cash, cash equivalents, and restricted cash	$1,076	$2,647
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
Through September 30, 2022, post the initial capital contributions, the Company made additional capital contributions totaling $9.2 million and $10.5 million to the Sunset & Gardner Joint Venture and the 3032 Wilshire Joint Venture, respectively.
Assets Held for Sale
At September 30, 2022, the Wilshire Joint Venture Property, located in Santa Monica, California, was classified as held for sale in the condensed consolidated balance sheets.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company’s condensed consolidated statements of operations include net operating losses of approximately $0.4 million and $6.1 million for the three months ended September 30, 2022 and 2021, respectively, and approximately $3.6 million and $7.1 million for the nine months ended September 30, 2022 and 2021, respectively, related to the asset held for sale.
There were no assets classified as held for sale at December 31, 2021.
The major classes of assets related to assets held for sale included in the condensed consolidated balance sheets are as follows (amounts in thousands):

September 30,
2022
ASSETS
Investments in real estate
Land	$13,026
Building and improvements	2,744
Tenant improvements	623
16,393
Accumulated depreciation	(611)
Investments in real estate, net	15,782
Tenant receivables, net	64
Deferred leasing costs, net	122
Assets held for sale	$15,968
Amounts above are being presented at the lower of their carrying value or their estimated fair value less costs to sell.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Joint Ventures
The following table reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, excluding assets held for sale, which were consolidated by the Company, as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30,	December 31,
	2022	2021
ASSETS
Investments in real estate
Land	$—	$13,026
Building and improvements	—	5,218
Tenant improvements	—	467
	—	18,711
Accumulated depreciation	—	(520)
Investments in real estate, net	—	18,191
Property under development and development costs:
Land	12,958	12,958
Development costs	687	3,189
Property under development and development costs	13,645	16,147
Cash, cash equivalents and restricted cash	334	371
Prepaid expenses and other assets, net	23	13
Other receivables, net	—	69
Deferred leasing costs, net	—	29
TOTAL ASSETS (1)	$14,002	$34,820

LIABILITIES
Notes payable, net (2)	$21,278	$21,063
Accounts payable and accrued expenses	280	347
Amounts due to affiliates	—	4
Other liabilities	46	71
TOTAL LIABILITIES	$21,604	$21,485
(1)The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.
(2)As of both September 30, 2022 and December 31, 2021, includes approximately $0.1 million and $0.2 million, respectively, of deferred financing costs, net, as a contra-liability. The creditors of the consolidated joint ventures do not have recourse to the general credit of the Company. The notes payable of the 3032 Wilshire Joint Venture is partially guaranteed by the Company, refer to Note 7, “Notes Payable, Net”. The notes payable of the Sunset & Gardner Joint Venture is not guaranteed by the Company.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of September 30, 2022, the leases at the Company’s properties, excluding the property classified as held for sale, have remaining terms (excluding options to extend) of up to 9.6 years with a weighted-average remaining term (excluding options to extend) of approximately 6.0 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.1 million as of September 30, 2022 and December 31, 2021, respectively.
The following table presents the components of income from real estate operations for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease income - operating leases	$583	$382	$1,640	$1,439
Variable lease income (1)	151	135	549	431
Rental and reimbursements income	$734	$517	$2,189	$1,870
(1)Primarily includes tenant reimbursements for real estate taxes, insurance, consideration based on sales, common area maintenance, utilities, marketing, and certain other items including negative variable lease income.
As of September 30, 2022 and December 31, 2021, approximately $650 thousand and $565 thousand of straight-line rent receivable was included in tenant receivables in the condensed consolidated balance sheets, respectively.
As of September 30, 2022, the future minimum rental income from the Company’s properties under non-cancelable operating leases, excluding the property classified as held for sale, was as follows (amounts in thousands):

Remainder 2022	$452
2023	1,830
2024	1,860
2025	1,763
2026	1,475
Thereafter	5,841
Total	$13,221
5. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of September 30, 2022 and December 31, 2021, the Company’s above-market lease intangibles, at-market lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	September 30, 2022			December 31, 2021
	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$765	$—	$(246)	$1,661	$82	$(388)
Accumulated amortization	(438)	—	133	(1,176)	(67)	258
Total	$327	$—	$(113)	$485	$15	$(130)

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amortization of at-market lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental and reimbursements, respectively, in the consolidated statements of operations. The Company’s amortization of above-market lease intangibles, at-market lease intangibles and below-market lease liabilities for the three and nine months ended September 30, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization
At-Market lease intangibles	$(18)	$(24)	$(61)	$(101)

Above-Market lease intangibles	$—	$(1)	$(1)	$(7)

Below-Market lease liabilities	$6	$6	$17	$23

6. DEFERRED LEASING COSTS, NET
Deferred leasing costs consist primarily of initial direct costs in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. As of September 30, 2022 and December 31, 2021, details of these deferred costs, excluding deferred leasing costs classified as held for sale, were as follows (amounts in thousands):

	September 30, 2022	December 31, 2021
Deferred leasing costs	$440	$350
Accumulated amortization	(73)	(80)
Deferred leasing costs, net	$367	$270
Amortization of deferred leasing costs is recorded in depreciation and amortization expense in the consolidated statements of operations. The Company’s deferred leasing costs amortization for the three and nine months ended September 30, 2022 and 2021, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Amortization of deferred leasing costs	$(19)	$(12)	$(41)	$(25)
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
As of September 30, 2022, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity. Effective December 24, 2019, the Company entered into a derivative transaction with a financial institution with a notional amount of $18,000,000, representing an interest rate cap. The Company will receive a payment from the counterparty if the rate on SOFR exceeds 3.5%. The instrument is measured at fair value using readily observable market inputs, such as quotations on interest rates, and classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

market. The Company paid $17 thousand for the derivative and it matures on January 9, 2023.The impact of the interest rate cap is immaterial for all periods reported and is included as a component of interest expense in the consolidated statements of operations.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At September 30, 2022, the Company was in compliance with the loan requirements.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
On May 7, 2019, the Company refinanced and repaid its financing from Lone Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of September 30, 2022, the Wilshire Construction Loan had a principal balance of approximately $12.7 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. On September 14, 2022, the Company entered into the Modification and Extension Agreement with the Lender to extend the maturity date of the Wilshire Construction Loan for an additional six-month period under the same terms and conditions. The new maturity date is November 10, 2022. On October 11, 2022, the Company consummated the disposition of the Wilshire Joint Venture Property for $16.5 million in cash, before customary closing and transaction costs. In connection with the disposition of the Wilshire Joint Venture Property, the Company repaid the Wilshire Construction Loan in the amount of $12.7 million, which was secured by a first Deed of Trust on the Wilshire Joint Venture Property. The Company executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of the Company’s joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. The Company executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. The Company used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
Pursuant to the Wilshire Construction Loan, the Company must comply with certain matters contained in the loan documents including but not limited to minimum limits on the Company’s liquidity and tangible net worth. At September 30, 2022, the Company was in compliance with all the terms of the Wilshire Construction Loan.
On October 29, 2018, the Company entered into a loan agreement with Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and had an initial interest rate of 6.9% per annum. At each maturity date in October 2019, 2020, and 2021, in connection with an extension of the loan for an additional twelve-month period, the interest rate of the loan was changed to 6.5%, 7.3%, and 7.9%, respectively. On September 7, 2022, the Company extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, except an increase of the interest rate to 8.6% per annum. The new maturity date is October 31, 2023. The Sunset & Gardner Loan is secured by a first Deed of Trust on the Sunset & Gardner Property.
As of September 30, 2022, the Unsecured Loan from PUR Holdings Lender, LLC, an affiliate of the Advisor, had an outstanding balance of approximately $3.0 million. Refer to Note 11. “Related Party Transactions” for further information.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of September 30, 2022 (amounts in thousands):

Remainder of 2022	$15,711
2023	26,700
Total future principal payments	42,411
Unamortized financing costs, net	205
Notes payable, net	$42,206

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth interest costs incurred by the Company for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expensed
Interest costs, net of amortization of deferred financing costs	$674	$216	$1,114	$638
Amortization of deferred financing costs	178	103	370	309
Total interest expensed	$852	$319	$1,484	$947

Capitalized
Interest costs, net of amortization of deferred financing costs	$—	$356	$779	$1,063
Amortization of deferred financing costs	—	44	87	131
Total interest capitalized	$—	$400	$866	$1,194
As of September 30, 2022 and December 31, 2021, interest expense payable was approximately $0.3 million and $0.2 million, respectively, including an amount related to the variable interest entities of approximately $0.1 million, for each period.
8. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at September 30, 2022.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For the three and nine months ended September 30, 2022, the Company recorded impairment losses of approximately $0.2 million and $6.0 million, respectively, of which approximately $2.6 million related to the Wilshire Joint Venture Property and $3.5 million related to the development property owned by the Sunset & Gardner Joint Venture. For the Wilshire Joint Venture Property the impairment amount was determined using purchase price per the disposition consummated on October 11, 2022, less costs to sell. For the development property owned by the Sunset & Gardner Joint Venture the impairment amount was determined using Level 3 measurements, including the property’s discounted cash flow, which took into account the property’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition.
For the three and nine months ended September 30, 2021, the Company recorded an impairment loss of approximately $5.6 million related to the Wilshire Joint Venture Property.
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
There were no share redemptions during the three and nine months ended September 30, 2022 and 2021.
Cumulatively, through September 30, 2022, the Company has redeemed 878,458 shares for $6.2 million.
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
In response to the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of September 30, 2022.
10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period.
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator - basic and diluted
Net loss	$(1,087)	$(6,976)	$(8,927)	$(8,906)
Net loss attributable to non-controlling interests	(19)	(139)	(165)	(177)
Net loss attributable to common shares	$(1,068)	$(6,837)	$(8,762)	$(8,729)
Denominator - basic and diluted
Basic weighted average common shares	10,752,966	10,739,729	10,752,966	10,739,729
Common Units (1)	—	—	—	—
Diluted weighted average common shares	10,752,966	10,739,729	10,752,966	10,739,729
Loss per common share - basic and diluted
Net loss attributable to common shares	$(0.10)	$(0.64)	$(0.81)	$(0.81)
(1)For the three and nine months ended September 30, 2022 and 2021, the effect of 204,323 and 217,475 of convertible Common Units, respectively, pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
11. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor, which has been renewed for successive terms with a current expiration date of August 9, 2023. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company pays the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. On August 12, 2022, the Company, the OP, and the Advisor, entered into the Tenth Amendment to the Advisory Agreement (the “Tenth Amendment”). The Tenth Amendment renews the term of the Advisory Agreement for an additional twelve-month period, beginning on August 10, 2022 and amends certain provisions in the Advisory Agreement with respect to the payment of certain fees as follows. The disposition fee payable to the Advisor will be reduced by half in connection with the sale of certain properties held by the Company. The financing coordination fee payable to the Advisor was waived in connection with the refinancing’s of the Wilshire Joint Venture Property and Sunset & Gardner Joint Venture property. The asset management fee payable to the Advisor for the twelve-month period

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
commencing August 2022 through July 2023 will be reduced to $250,000 in the aggregate. In all other material respects, the terms of the Advisory Agreement remain unchanged.
On December 30, 2021, the Company obtained the Unsecured Loan, a $4.0 million unsecured loan from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Company has the right to prepay or repay the Unsecured Loan in whole or in part at any time without penalty. The Unsecured Loan will be due and payable upon the earlier of twelve months or the termination of the Advisory Agreement by the Company. On March 15, 2022, the Company and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if the Company provides PUR Holdings Lender, LLC, with notice, pays an extension fee, and no event of default has occurred. On August 2, 2022, PUR Holdings Lender, LLC agreed to an additional six month extension at the option of the Company to extend the maturity date until December 31, 2023. The Unsecured Loan is guaranteed by the Company. The Company paid $20 thousand in financing fees, at the close of the loan. As of September 30, 2022 the Unsecured Loan had an outstanding balance of approximately $3.0 million.
The Company is party to property management agreements with respect to each of its properties pursuant to which PUR was engaged to serve as property manager. The property management agreements expire August 10, 2023 and will automatically renew every year, unless expressly terminated.
Summary of Related Party Fees
The following table sets forth the Advisor related-party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Expensed	2022	2021	2022	2021	2022	2021
Legal leasing fees	$—	$—	$—	$2	$—	$—
Asset management fees	90	144	377	446	21	48
Reimbursement of operating expenses	4	—	18	—	—	—
Property management fees	24	13	79	48	7	11
Disposition fees	—	—	—	50	—	—
Total	$118	$157	$474	$546	$28	$59

Capitalized
Acquisition fees	$—	$2	$—	$7	$—	$4
Leasing fees	—	—	—	20	—	—
Legal leasing fees	—	—	—	10	—	—
Construction management fees	—	—	—	35	—	—
Total	$—	$2	$—	$72	$—	$4
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Asset Management Fees
Under the Advisory Agreement in effect through August 10, 2022, the Advisor was entitled to receive an asset management fee equal to a monthly fee of one-twelfth (1/12th) of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non-cash reserves and depreciation) of all investments the Company owns, including any debt attributable to such investments, or (2) the fair market value of the Company’s investments (before non-cash reserves and depreciation) if the board of directors has authorized the estimate of a fair market value of the Company’s investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year. The Tenth Amendment amended the asset management fee payable to the Advisor for the twelve-month period commencing August 2022 through July 2023 to $250,000 in the aggregate.
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
For the three and nine months ended September 30, 2022 and 2021, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
Property Management Fees
Under the property management agreements the Company pays property management fees calculated at a maximum of up to 4% of the properties’ gross revenue.
Disposition Fees
Under the Advisory Agreement, if the Advisor or its affiliates provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, the Advisor or its affiliates may be paid disposition fees up to 50% of a customary and competitive real estate commission, but not to exceed 3% of the contract sales price of each property sold. Pursuant to the Tenth Amendment the disposition fee payable to the Advisor was reduced by half in connection with the sale of the Wilshire Joint Venture Property and will be reduced by half in connection with the sale of the Sunset and Gardner Joint Venture Property.
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
13. SUBSEQUENT EVENTS
On October 11, 2022, the Company consummated the disposition of the Wilshire Joint Venture Property for $16.5 million in cash, before customary closing and transaction costs of $1.6 million, resulting in net cash proceeds of approximately $2.2 million. In connection with the disposition of the Wilshire Joint Venture Property, the Company repaid the construction loan from ReadyCap Commercial, LLC in the amount of $12.7 million, which loan was secured by a first Deed of Trust on the Wilshire Joint Venture Property.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•The adverse effect of the public health crisis of the novel coronavirus disease (COVID-19) pandemic, or any future pandemic, epidemic or outbreak of infectious disease, on the financial condition, results of operations, cash flows and performance of the Company and its tenants, the real estate market, in particular with respect to retail commercial properties and the global economy and financial markets.
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
•All our assets are concentrated in one state and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market, including with respect to the current economic slowdown, the rising interest rate environment and inflation could affect our operating results and our ability to pay distributions to our stockholders.
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
Impact of COVID-19 and Market Outlook
Given the ongoing workforce shortages, global supply chain bottlenecks and shortages, recent macroeconomic trends, including inflation and rising interest rates, we continue to monitor and address risks related to the COVID-19 pandemic and the general state of the economy on our portfolio and retail tenants. As of September 30, 2022, all of our tenants have resumed paying rent and while we believe that the COVID-19 pandemic has and could continue to negatively impact our financial condition and results of operations, including but not limited to, declines in real estate rental revenues, the inability to sell certain properties at a favorable price, and a decrease in construction and leasing activity, we believe that the initial impacts from the pandemic to our portfolio and tenants have started to subside.
During the nine months ended September 30, 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our variable rate debt or the refinancing of our fixed rate debt, as well as general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. In addition, our retail tenants may experience decreased revenue as a result of rising inflation and reduced consumer spending. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise throughout the remainder of 2022. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows.
We believe that the actions we have taken to improve our financial position and maximize our liquidity, as described further in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K, will continue to mitigate the impact to our cash flow caused by the current macroeconomic trends.

Property Portfolio
As of September 30, 2022, our wholly-owned property portfolio included six retail properties, excluding a land parcel, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in one state. We purchased our properties for an aggregate purchase price of approximately $35.3 million. As of September 30, 2022 approximately 88% of our wholly-owned real estate investments were leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 6.0 years. As of December 31, 2021, approximately 86% of our wholly-owned real estate investments were leased (based on rentable square footage as of December 31, 2021), with a weighted-average remaining lease term of approximately 6.3 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price	Debt (4)
Property Name (1)	Location
Wholly-owned Real Estate Investments
400 Grove Street	San Francisco, CA	2,000	100%	$48.00	6/14/2016	$2,890	$1,450
8 Octavia Street	San Francisco, CA	3,640	47%	65.31	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	66%	58.43	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	98.78	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	61.96	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,497	100%	84.25	1/11/2017	13,300	6,900
		26,729				35,287	18,000
Real Estate Investments owned through Joint Ventures Held for Sale
3032 Wilshire Joint Venture Property	Santa Monica, CA	12,208	42%	96.39	3/8/2016	13,500	12,711
		38,937				$48,787	$30,711
(1)List of properties does not include a residual parcel at Topaz Marketplace as of September 30, 2022.
(2)Percentage is based on leased rentable square feet of each property as of September 30, 2022.
(3)Effective rent per square foot is calculated by dividing the annualized September 30, 2022 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.
(4) Debt represents the outstanding balance as of September 30, 2022, and excludes reclassification of approximately $0.1 million deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 7. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report.
Properties Under Development
As of September 30, 2022, we had one property under development in Hollywood, California. This development project is still in the planning phase and construction has not commenced. During the third quarter of 2022 we expensed approximately $280 thousand in costs included in the condensed consolidated statement of operations.

Results of Operations
Comparison of the three and nine months ended September 30, 2022, versus the three and nine months ended September 30, 2021.
The following table provides summary information about our results of operations for the three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
Rental revenue and reimbursements	$734	$517	$217	42.0%
Operating and maintenance expenses	273	469	(196)	(41.8)%
General and administrative expenses	290	373	(83)	(22.3)%
Depreciation and amortization expenses	254	351	(97)	(27.6)%
Interest expense	852	319	533	167.1%
Loss on early lease termination	—	624	(624)	(100.0)%
Loss on impairment of real estate	152	5,628	(5,476)	(97.3)%
Operating loss	(1,087)	(7,247)	6,160	(85.0)%
Net loss	$(1,087)	$(6,976)	$6,160	(88.3)%

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Rental revenue and reimbursements	$2,189	$1,870	$319	17.1%
Operating and maintenance expenses	1,323	1,747	(424)	(24.3)%
General and administrative expenses	1,238	1,184	54	4.6%
Depreciation and amortization expenses	846	1,068	(222)	(20.8)%
Interest expense	1,484	947	537	56.7%
Loss on early lease termination	190	624	(434)	(69.6)%
Loss on impairment of real estate	6,035	5,628	407	7.2%
Operating loss	(8,927)	(9,328)	401	(4.3)%
Other income, net	—	422	(422)	(100.0)%
Net loss	$(8,927)	$(8,906)	$(21)	0.2%
Our results of operations for the three and nine months September 30, 2022, are not necessarily indicative of those expected in future periods.
Revenue
The increase in revenue during the three and nine months ended September 30, 2022, compared to the same periods in 2021, was primarily due to the receipt of key money from a new tenant as part of new lease agreement at the 388 Fulton property and new tenants paying rent at the Silverlake and Wilshire Joint Venture properties.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to lower bad debt reserves, write-off of uncollectible rents and lower consulting fees related to Wilshire Joint Venture Property development. Increase partially offset by higher security costs and tenant legal costs.
General and administrative expenses
General and administrative expenses decreased during the three months ended September 30, 2022, compared to the same period in 2021, primarily due to lower audit and other professional fees and lower asset management fees.
General and administrative expenses increased during the nine months ended September 30, 2022, compared to the same period in 2021, primarily due to higher legal fees with the increase partially offset by lower asset management fees.

Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the three and nine months ended September 30, 2022, compared to the same periods in 2021, primarily due to the impairment charge incurred during the year ended December 31, 2021 at the Wilshire Joint Venture Property and the suspension of depreciation at the Wilshire Joint Venture Property due to the classification of the property as held for sale in the consolidated balance sheets as of June 30, 2022.
Interest expense
Interest expense remained increased during the three and nine months ended September 30, 2022, compared to the same period in 2021, primarily due to draw downs on the Unsecured loan from PUR Holdings Lender, LLC, an affiliate of the Advisor. Additional increase due to increase in the Secured Overnight Financing Rate resulting in a higher interest rate on the SRT Loan.
Loss on early lease termination
Loss on early lease termination during the three and nine months ended September 30, 2022 related to the disposal of assets due to the termination of a tenant lease at the 388 Fulton property.
Loss on early lease termination during the three and nine months ended September, 2021 related to the disposal of assets due to the termination of tenant leases at the 400 Grove, 450 Hayes, and Wilshire properties.
Loss on impairment of real estate
Loss on impairment of real estate during the three months ended September 30, 2022, related to the Wilshire Joint Venture of approximately $0.2 million. Loss on impairment of real estate during the nine months ended September 30, 2022, related to the Wilshire Joint Venture and Sunset & Gardner Joint Venture of approximately $2.6 million and $3.5 million, respectively.
Loss on impairment of real estate during the three and nine months ended September 30, 2021, related to the Wilshire Joint Venture.
Other income, net
Other income, net for the three and nine months ended September 30, 2021, consisted of a gain on sale of Shops at Turkey Creek of approximately $0.4 million.
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
As of September 30, 2022, our cash and cash equivalents were approximately $0.5 million and we had $0.6 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of September 30, 2022 and December 31, 2021, our borrowings were approximately 173.8% and 120.2%, respectively, of the value of our net assets.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$(1,784)	$(1,775)	$(9)
Investing activities	(1,517)	1,838	(3,355)
Financing activities	1,970	(38)	2,008
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,331)	$25
Cash Flows from Operating Activities
The change in cash flows from operating activities was primarily due to lower provisions for losses on tenant receivables, lower depreciation and amortization expense and lower losses on early lease terminations due to fewer tenants terminating leases during the nine months ended September 30, 2022 as compared to the same period in 2021.
Cash Flows from Investing Activities
Cash flows used by investing activities during the nine months ended September 30, 2022, primarily consisted of $0.9 million of additional investment in the Sunset and Gardner Joint Venture and $0.4 million additional investment in tenant and building improvements at the Wilshire and Silverlake properties.
Cash flows provided by investing activities during the nine months ended September 30, 2021, primarily consisted of approximately $3.8 million in proceeds from the sale of Turkey Creek and partially offset by $1.3 million of additional investment in the Sunset and Gardner Joint Venture.
Cash Flows from Financing Activities
Cash flows provided by financing activities during the nine months ended September 30, 2022, primarily consisted of proceeds of $2.0 million from a draw down on the Unsecured Loan from PUR Holdings Lender, LLC, an affiliate of the Advisor. Additional cash was provided by construction loan proceeds of approximately $0.2 million. The increase was partially offset by payment of financing costs related to the extensions of the Sunset & Gardner and Wilshire Joint Venture loans.
Cash flows used in financing activities during the nine months ended September 30, 2021, primarily consisted of payment of financing costs related to the extension of the Sunset & Gardner loan, partially offset by construction loan proceeds
Short-term Liquidity and Capital Resources
Our principal short-term demand for funds is for the payment of operating expenses and the payment on our outstanding indebtedness. To date, our cash needs for operations have been funded by cash provided by property operations, the sales of properties, debt refinancing, and the sale of shares of our common stock. We may fund our short-term operating cash needs from operations, from the sales of properties and from debt.
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
On August 10, 2022, the due diligence period expired under a Purchase and Sale Agreement we entered with an unrelated third-party for the sale of the Wilshire Joint Venture Property located in Santa Monica, California for a sale price of $16.5 million. On October 11, 2022, we consummated the disposition of the Wilshire Joint Venture Property for $16.5 million in cash, before customary closing and transaction costs, resulting in net cash proceeds of approximately $2.2 million. In connection with the disposition of the Wilshire Joint Venture Property, we repaid the Wilshire Construction Loan in the amount of $12.7 million, which was secured by a first Deed of Trust on the Wilshire Joint Venture Property. The Purchase and Sale

Agreement was entered on June 30, 2022, and as a result, the Wilshire Joint Venture Property was classified as held for sale in the consolidated balance sheets as of September 30, 2022.
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
As of September 30, 2022, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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

Loans Secured by Properties
On May 7, 2019, we refinanced and repaid our financing with Lone Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). As of September 30, 2022, the Wilshire Construction Loan had a principal balance of approximately $12.7 million, with future funding available up to a total of approximately $13.9 million, and bears an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. On October 11, 2022, we consummated the disposition of the Wilshire Joint Venture Property for $16.5 million in cash, before customary closing and transaction costs. In connection with the disposition of the Wilshire Joint Venture Property, we repaid the Wilshire Construction Loan in the amount of $12.7 million, which was secured by a first Deed of Trust on the Wilshire Joint Venture Property. We executed a guaranty that guaranties that the loan interest reserve amounts are kept in compliance with the terms of the loan agreement. The Lender also required that a principal in the upstream owner of our joint venture partner in the Wilshire Joint Venture (the “Guarantor”), guarantees performance of borrower’s obligations under the loan agreement with respect to the completion of capital improvements to the property. We executed an Indemnity Agreement in favor of the Guarantor against liability under that completion guaranty except to the extent caused by gross negligence or willful misconduct, as well as for liabilities incurred under the Environmental Indemnity Agreement executed by the Guarantor in favor of the Lender. We used working capital funds of approximately $3.1 million to repay the difference between the Wilshire Construction Loan initial advance and the prior loan, to pay transaction costs, as well as to fund certain required interest and construction reserves.
Loans Secured by Properties Under Development
On October 29, 2018, we entered into a loan agreement with Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan has a principal balance of approximately $8.7 million, and had an interest rate of 6.9% per annum. At each maturity date in October 2019, 2020 and 2021, in connection with an extension of the loan for an additional twelve-month period, the interest rate of the loan was changed to 6.5%, 7.3% and 7.0%, respectively. On September 7, 2022, the Company extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, except an increase in the interest rate to 8.6% per annum. The new maturity date is October 31, 2023. The Sunset & Gardner Loan is secured by a first Deed of Trust on the Sunset & Gardner Property.
Loan with Affiliate
On December 30, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. The Unsecured Loan is guaranteed by us. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. On August 2, 2022, PUR Holdings Lender, LLC agreed to an additional six month extension at the option of the Company to extend the maturity date until December 31, 2023. As of September 30, 2022 the Unsecured Loan had an outstanding balance of approximately $3.0 million.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three and nine months ended September 30, 2022 and 2021, our total operating expenses did not exceed the 2%/25% Guidelines.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors determined to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of September 30, 2022.
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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO	2022	2021	2022	2021
Net loss	$(1,087)	$(6,976)	$(8,927)	$(8,906)
Adjustments:
Gain on disposal of assets	—	—	—	(422)
Depreciation of real estate	205	309	710	932
Amortization of in-place leases and leasing costs	49	42	136	136
Loss on impairment of real estate	152	5,628	6,035	5,628
FFO attributable to common shares and Common Units (1)	$(681)	$(997)	$(2,046)	$(2,632)

FFO per share and Common Unit (1)	$(0.06)	$(0.09)	$(0.19)	$(0.24)

Weighted average common shares and units outstanding (1)	10,957,289	10,957,204	10,957,289	10,957,204
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
Subsequent Events
On October 11, 2022, we consummated the disposition of the Wilshire Joint Venture Property for $16.5 million in cash, before customary closing and transaction costs of $1.6 million, resulting in net cash proceeds of approximately $2.2 million.. In connection with the disposition of the Wilshire Joint Venture Property, we repaid the construction loan from ReadyCap Commercial, LLC in the amount of $12.7 million, which loan was secured by a first Deed of Trust on the Wilshire Joint Venture Property.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the quarter ended September 30, 2022, we did not redeem shares. Cumulatively, through September 30, 2022, we have redeemed 878,458 shares for $6.2 million. We have not presented information regarding submitted and unfulfilled redemption requests for the quarter ended September 30, 2022, as our redemption program is suspended and we believe many stockholders who may otherwise desire to have their shares redeemed have not submitted a request due to the suspension of the program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
As of the three months ended September 30, 2022, all items required to be disclosed under Form 8-K were reported under Form 8-K.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2022.

Strategic Realty Trust, Inc.

By:	/s/ Matthew Schreiber
Matthew Schreiber
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ryan Hess
Ryan Hess
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Loan Modification Agreement between Sunset & Gardner Investors LLC and Lone Oak Fund, LLC, dated August 1, 2022	X

10.2	Tenth Amendment to the Advisory Agreement, dated August 15, 2022	X

10.3	Loan Modification and Extension Agreement between 3032 Wilshire Investors LLC and ReadyCap Commercial, LLC, dated September 14, 2022	X

10.4	Purchase and Sale Agreement as amended for Wilshire Joint Venture Property	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)