Form 10-K
period 2022-12-31
Strategic Realty Trust, Inc.
filed 2023-03-17
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
There is no established trading market for the registrant’s common stock. On May 26, 2021 the registrant’s board of directors approved an estimated value per share of its common stock as of February 28, 2021, of $3.43. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of May 26, 2021, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021. On December 28, 2022, the registrant’s board of directors approved an estimated value per share of the registrant’s common stock of $1.91 per share based on estimated value of the registrant’s real estate assets and the estimated value of the registrant’s tangible other assets less the estimated value of the registrant’s liabilities divided by the number of shares and operating partnership units outstanding, as of September 30, 2022. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of September 30, 2022, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of this Annual Report on Form 10-K.
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, 10,728,475 shares of its common stock were held by non-affiliates.
As of March 13, 2023, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.
Documents Incorporated by Reference: Registrant incorporates by reference In Part III (Items 10, 11,12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders.

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
•We are uncertain of our sources for funding our future capital needs. If we cannot obtain debt or equity financing on acceptable terms, our ability to fund or expand our operations will be adversely affected.
•We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service.
•All our assets are concentrated in one state and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market, including with respect to the continued economic slowdown, the rising interest rate environment and inflation (or the perception that these events may continue) could adversely affect our operating results.
•Our investments in real estate may be affected by unfavorable real estate market and general economic conditions, including the continued economic slowdown, rapidly rising interest rates and significant inflation (or the perception that these events may continue) as well as lack of lending activity in the debt markets, which could decrease the value of our assets and reduce the investment return to our stockholders. Revenues from our properties could decrease. Such events would make it more difficult for us to meet our debt service obligations.
•Certain of our debt obligations have variable interest rates with interest and related payments that vary with the movement of SOFR or other indices. Increases in these indices could increase the amount of our debt payments.
All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Annual Report. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Moreover, you should interpret many of the risks identified in this Annual Report, as well as the risks described in Part I, Item 1A, as being heightened as a result of the continued disruptions in the financial markets impacting the commercial real estate industry, including with respect to the current economic slowdown, rising interest rates and significant inflation (or the perception that these events may continue). Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, and the risks described in Part I,

Item 1A, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

PART I
ITEM 1. BUSINESS
Overview
Strategic Realty Trust, Inc., is a Maryland corporation formed on September 18, 2008 to invest in and manage a portfolio of income-producing retail properties, located in the United States. We have elected to be taxed as a real estate investment trust, or REIT, for federal income tax purposes, commencing with the taxable year ended December 31, 2009. As used herein, the terms “we” “our” “us” and “Company” refer to Strategic Realty Trust, Inc., and, as required by context, Strategic Realty Operating Partnership, L.P., a Delaware limited partnership, which we refer to as our “operating partnership” or “OP”, and to their respective subsidiaries. References to “shares” and “our common stock” refer to the shares of our common stock. We own substantially all of our assets and conduct our operations through our operating partnership, of which we are the sole general partner. We also own a majority of the outstanding limited partner interests in the operating partnership.
From August 7, 2009 through February 7, 2013 we conducted an initial public offering pursuant to which we raised $104.7 million in gross primary offering proceeds through the sale of 10,688,940 shares of common stock and an additional $3.6 million in gross offering proceeds through the sale of 391,182 shares of common stock in our distribution reinvestment plan (“DRIP”).We have also granted 50,000 shares of restricted stock and issued 273,729 shares of common stock to pay a portion of a special distribution in November 2015.
Our board of directors has adopted a share redemption program that may enable our stockholders to sell their shares of common stock to us in limited circumstances (the “SRP”), subject to the significant restrictions and limitations of the program. From January 2013 until April 2015, the SRP was suspended with respect to all redemption requests. In April 2015 the SRP was reinstated solely with respect to shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder. In order to preserve cash in light of the uncertainty relating to the economic impact of COVID-19 on the Company, in April 2020, the board of directors again suspended the SRP. As of the date of this filing the SRP remains suspended. Cumulatively, through December 31, 2022, pursuant to the SRP, we have redeemed 878,458 shares of common stock for approximately $6.2 million.
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2023. The current term of the Advisory Agreement terminates on August 9, 2023. Effective April 1, 2021, the Advisor was acquired by PUR SRT Advisors LLC (“PUR”), an affiliate of PUR Management LLC, an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. As a result of this transaction, PUR controls SRT Advisor, LLC. Previously, the Advisor was an affiliate of Glenborough, LLC (together with its affiliates, "Glenborough"), a privately held real estate investment and management company. Also effective April 1, 2021, Glenborough and PUR entered into an agreement pursuant to which PUR would perform the duties required and receive the benefits of the property management agreements between Glenborough and the Company, subject to Glenborough’s supervision. On February 2, 2022, Glenborough assigned its interest in the various property management agreements to PUR.
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
Business Strategy
Our focus in 2023 is exploring strategic alternatives available to us to provide liquidity to our stockholders. Although we have begun the process of exploring strategic alternatives, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.

Investment Portfolio
As of December 31, 2022, our portfolio included six retail properties, excluding a land parcel, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California, which we purchased for an aggregate purchase price of approximately $35.3 million. Additionally, our portfolio includes an improved land parcel. Refer to Item 2, “Properties” for additional information on our portfolio.
Borrowing Policies
We have used secured and unsecured debt as a means of providing funds for the acquisition of real property, real estate-related loans, and other real estate-related assets. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of our indebtedness. As of December 31, 2022, our aggregate outstanding indebtedness, including deferred financing costs, net of accumulated amortization, totaled approximately $18.0 million, or 50.4% of the book value of our total assets.
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2022 and 2021, our borrowings were approximately 82.6% and 120.2%, respectively, of the book value of our net assets.
Our Advisor uses its best efforts to obtain financing on the most favorable terms available to us and will seek to refinance assets during the term of a loan only in limited circumstances, such as when a decline in interest rates makes it beneficial to prepay an existing loan, when an existing loan matures or if an attractive investment becomes available and the proceeds from the refinancing can be used to purchase such an investment. The benefits of any such refinancing may include increased cash flow resulting from reduced debt service requirements, and an increase in distributions from proceeds of the refinancing.
Economic Dependency
We depend on our Advisor and its affiliates for certain services that are essential to us, including the disposition of real estate and real estate-related investments and management of the daily operations of our real estate and investment portfolio, and other general and administrative responsibilities. In the event that our Advisor is unable to provide such services to us, we will be required to obtain such services from other sources.
Competitive Market Factors
We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions may be adversely affected.
We also face competition from many of the types of entities referenced above regarding the disposition of properties. These entities may possess properties in similar locations and/or of the same property types as ours and may be attempting to dispose of these properties at the same time we are attempting to dispose of some of our properties, providing potential purchasers with a larger number of properties from which to choose and potentially decreasing the sales price for such properties. Additionally, these entities may be willing to accept a lower return on their individual investments, which could further reduce the sales price of such properties.
This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows and the overall return for our stockholders.
Although we believe that we are well-positioned to compete effectively in each facet of our business, there is enormous competition in our market sector and there can be no assurance that we will compete effectively or that we will not encounter increased competition in the future that could limit our ability to conduct our business effectively.

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
On December 28, 2022, our board of directors approved an estimated value per share of our common stock of $1.91 per share based on the estimated value of our real estate assets plus the estimated value of our tangible other assets less the estimated value of our liabilities divided by the number of shares and operating partnership units outstanding, as of September 30, 2022. We provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations under the rules of the Financial Industry Regulatory Authority (“FINRA”).
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
From August 2009 to December 2012, our board of directors declared monthly cash distributions. Due to short-term liquidity issues and defaults under certain of our loan agreements, effective January 15, 2013, our board of directors determined to pay future distributions on a quarterly basis (as opposed to monthly). However, our board of directors did not declare or pay a distribution for the first three quarters of 2013. On December 9, 2013, our board of directors re-established a quarterly distribution that continued through December 2019. In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors voted to suspend the payment of any dividend for the quarter ending March 31, 2020, and to consider resuming dividend payments on a quarter by quarter basis as more information becomes available on the impact of COVID-19 and related impact to us. Dividend payments were not reinstated as of December 31, 2022 and our board of directors does not anticipate declaring regular distributions in 2023.
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
Risks Related To Our Business
We are uncertain of our sources for funding our future capital needs and our cash and cash equivalents on hand is limited. If we cannot obtain debt or equity financing on acceptable terms, our ability to fund our operations may be adversely affected.
Our cash and cash equivalents on hand are currently limited. The fixed costs associated with managing a public REIT, including the significant cost of compliance with all federal, state and local regulatory requirements applicable to us with respect to our business activities, are substantial. Such costs include, without limitation, the cost of preparing all financial statements required under applicable regulations and all reports, documents and filings required under the Exchange Act, or other federal or state laws for the general maintenance of our status as a REIT, under the applicable provisions of the Code, or otherwise. Given the size of our portfolio of properties, these costs constitute a significant percentage of our gross income, reducing our net income and cash flow.
Over the long term, if our cash flow from operations does not increase from current levels, whether through increased occupancy or rent rates, we may have to address a liquidity deficiency as our cash flow is not sufficient to cover our current operating expenses. In the event that we develop a need for additional capital in the future for operating expenses, investments, the improvement of our real properties or for any other reason, sources of funding may not be available to us. If we cannot establish reserves out of cash flow generated by our investments, or obtain debt or equity financing on acceptable terms, our ability to fund our operations will be adversely affected. Furthermore, if our liquidity were to become severely limited, it could jeopardize our ability to continue as a going concern.
Uninsured losses or premiums for insurance coverage relating to real property may adversely affect your returns.
We attempt to adequately insure all of our real properties against casualty losses. There are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Additionally, mortgage lenders sometimes require commercial property owners to purchase specific coverage against terrorism as a condition for providing mortgage loans. These policies may not be available at a reasonable cost, if at all, which could inhibit our ability to refinance our real properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. Changes in the cost or availability of insurance could expose us to uninsured casualty losses. In the event that any of our real properties incurs a casualty loss which is not fully covered by insurance, the value of our assets will be reduced by any such uninsured loss. In addition, we cannot assure you that funding will be available to us for repair or reconstruction of damaged real property in the future.
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
Risks Related To Conflicts of Interest
Our Advisor and its affiliates face potential conflicts of interest relating to the leasing and disposition of properties due to their relationship with other real estate programs affiliated with our Advisor, which could result in decisions that are not in our best interest or the best interests of our stockholders.
We and other real estate programs affiliated with our Advisor rely on our Advisor, and other key real estate and debt finance professionals at our Advisor to supervise the property management and leasing of properties. If the team of real estate professionals at our Advisor directs creditworthy prospective tenants to properties owned by another program when it could direct such tenants to our properties, our tenant base may have more inherent risk and our properties’ occupancy may be lower than might otherwise be the case.
In addition, we and real estate programs affiliated with our Advisor rely on our Advisor and other key real estate professionals at our Advisor to sell our properties. These programs may possess properties in similar locations and/or of the same property types as ours and may be attempting to sell these properties at the same time we are attempting to sell some of our properties. If our Advisor directs potential purchasers to properties owned by another affiliated program when it could direct such purchasers to our properties, we may be unable to sell some or all of our properties at the time or at the price we otherwise would, which could reduce our stockholders overall return on investment.
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
•incurring or refinancing debt and originating loans, which would increase the acquisition, financing, origination and management fees payable to our Advisor; and
•whether and when we seek to sell the Company or its assets.
Further, our Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Certain acquisition fees and asset management fees payable to our Advisor and property management fees payable to the property manager are payable irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. These fees may influence our Advisor to recommend transactions with respect to the sale of a property or properties that may not be in our best interest at the time. Investments with higher net operating income growth potential are generally riskier or more speculative. In addition, the premature sale of an asset may add concentration risk to the portfolio or may be at a price lower than if we held on to the asset. Moreover, our Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition, refinancing and leasing transactions. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our Advisor to place undue emphasis on criteria relating to its compensation at the expense of other criteria, such as the preservation of capital, to achieve higher short-term compensation. Considerations relating to our affiliates’ compensation from us and other affiliates of our Advisor could result in decisions that are not in the best interests of our stockholders, which could result in a decline in the value of your investment.
Risks Associated with Our Properties
The risks identified below should be interpreted as being heightened as a result of the continued disruptions in the financial markets impacting the U.S. commercial real estate industry.
Elevated market and economic volatility due to adverse economic and geopolitical conditions (such as the war in Ukraine), health crisis (such as the continuing impact of the COVID-19 pandemic), concerns over persistent inflation, rising interest rates and slowing economic growth, could have material and adverse effects on our operations.
Our operations may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the U.S. retail market as a whole and/or the local economies in San Francisco and Los Angeles where our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, increased labor market challenges impacting the recruitment and retention of employees, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics (such as the continuing impact of the COVID-19 pandemic), geopolitical instability (such as the war in Ukraine), sanctions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our financial condition and results of operations as a result of one or more of the following, among other potential consequences:
•revenues from our properties could decrease due to fewer tenants and/or lower rental rates, making it more difficult for us to meet our debt service obligations on debt financing or reducing cash available for distribution to our stockholders.
•the financial condition of our tenants may be adversely affected, which may result in tenant defaults under leases due to bankruptcy, lack of liquidity, lack of funding, operational failures or for other reasons;
•potential changes in customer behavior with respect to retail space resulting from the COVID-19 pandemic, which could materially and negatively impact the future demand for retail space, resulting in slower overall leasing and an adverse impact to our operations and the valuation of our investments;

•our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt and increase our future interest expense;
•the ability of potential purchasers of our assets to access the debt markets on favorable terms and conditions may be limited due to the current rising interest rate environment;
•reduced values of our properties and revenues from our properties may (i) limit our ability to dispose of assets at attractive prices, (ii) limit our ability to obtain debt financing secured by our properties, and (iii) reduce the availability of unsecured loans;
•the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, a dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and
•to the extent we enter into derivative financial instruments, one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.
Inflation and increased interest rates may adversely affect our financial condition and results of operations.
Although inflation has not materially impacted our operations in the recent past, inflation is at a 40-year high and beginning in March of 2022, the Federal Reserve began raising the federal funds rate in an effort to curb inflation. The Federal Reserve’s action, coupled with other macroeconomic factors, may trigger a recession in the United States, globally, or both. Increased inflation and interest rates could have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and the value of an investment in us to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, our results of operations could be adversely affected. In addition, due to rising interest rates, we may experience restrictions in our liquidity based on certain financial covenant requirements, our inability to refinance maturing debt in part or in full as it comes due and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest environment, our business needs may not be adequately met.
In addition, tenants and potential tenants of our properties may be adversely impacted by inflation and rising interest rates, which could negatively impact our tenants’ ability to pay rent and the demand for our properties. Such adverse impacts on our tenants may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing.
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
As of December 31, 2022, we owned six properties, each of which is a retail property and the majority of which have multiple tenants. The market for retail space has been and in the future could be adversely affected by weaknesses in the national, regional and local economies, the adverse financial condition of some large retailing companies, consolidation in the retail sector, excess amounts of retail space in a number of markets and competition for tenants with other shopping centers in our markets. Customer traffic to these shopping areas may be adversely affected by the closing of stores in the same shopping center, or by a reduction in traffic to such stores resulting from a regional economic downturn, a general downturn in the local area where our retail center is located, or a decline in the desirability of the shopping environment of a particular shopping center. Such a reduction in customer traffic could have a material adverse effect on our business, financial condition and results of operations.
Our retail tenants face competition from numerous retail channels, which may reduce our profitability and ability to pay distributions.
Retailers at our current retail properties and at any retail property we may acquire in the future face continued competition from discount or value retailers, factory outlet centers, wholesale clubs, mail order catalogs and operators, television shopping networks and shopping via the Internet. Such competition could adversely affect our tenants and, consequently, our revenues and the total return on investment to our stockholders.
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
A concentration of credit risk may arise in our business when a nationally or regionally-based tenant is responsible for a substantial amount of rent in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from nationally-based or regionally-based tenants in support of their lease obligations to us. As of December 31, 2022, Intent to Dine, LLC, 450 Hayes Valley, LLC, and La Conq, LLC each accounted for more than 10% of our annualized minimum rent.
The bankruptcy or insolvency of a major tenant may adversely impact our operations and the total return to our stockholders.
The bankruptcy or insolvency of a significant tenant or a number of smaller tenants at one of our properties or any retail property we may acquire in the future may have an adverse impact on our income and the total return to our stockholders. Generally, under bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full.
Because of the concentration of a significant portion of our assets in one geographic area and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market could affect our operating results and the total return to our stockholders.
As of December 31, 2022, 50.8% of our annual minimum rent was derived from properties in San Francisco, California with an additional 49.2% of our annual minimum rent coming from properties located in other California cities. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the California real estate markets. In addition, the majority of our real estate properties consists of urban retail properties. Any adverse economic or real estate developments in the San Francisco or broader California geographic markets, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors, or any decrease in demand for urban retail space could adversely affect our operating results and our ability to pay distributions to our stockholders.
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
We have incurred mortgage indebtedness and other borrowings, which may increase our business risks, could hinder our ability to make distributions and could decrease the value of your investment.
We have, and may in the future, obtain lines of credit and long-term financing that may be secured by our real properties and other assets. Under our charter, we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts or other non-cash reserves, less total liabilities. Generally speaking, the preceding calculation is expected to approximate 75% of the aggregate cost of our investments before non-cash reserves and depreciation. Our charter allows us to borrow in excess of these amounts if such excess is approved by a majority of the independent directors and is disclosed to stockholders in our next quarterly report, along with justification for such excess. As of December 31, 2022, our aggregate borrowings did not exceed 300% of the value of our net assets. Also, we may incur mortgage debt and pledge some or all of our investments as security for that debt to obtain funds to acquire additional investments or for working capital. We may also borrow funds as necessary or advisable to ensure we maintain our REIT tax qualification, including the requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders (computed without regard to the distribution paid deduction and excluding net capital gains). Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2. PROPERTIES
Property Portfolio
As of December 31, 2022, our portfolio included six retail properties, excluding a residual land parcel at Topaz Marketplace, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California. As of December 31, 2022, approximately 88% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 5.8 years. The following table provides summary information regarding the properties in our portfolio as of December 31, 2022 (dollar amounts in thousands):

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price	Debt
Property Name (1)	Location
400 Grove Street	San Francisco, CA	2,000	100%	$48.00	6/14/2016	$2,890	$1,450
8 Octavia Street	San Francisco, CA	3,640	47%	65.31	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	66%	58.42	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	103.37	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	61.96	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,876	100%	82.82	1/11/2017	13,300	6,900
		27,108				$35,287	$18,000
(1)List of properties does not include a residual parcel at Topaz Marketplace as of December 31, 2022.
(2)Percentage is based on leased rentable square feet of each property as of December 31, 2022.
(3)Effective rent per square foot is calculated by dividing the annualized December 31, 2022 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

Lease Expirations
The following table reflects the timing of tenant lease expirations at our properties as of December 31, 2022 (dollar amounts in thousands):

Year of Expiration (1)	Number of Leases Expiring	Annualized Base Rent Expiring (2)	Percent of Portfolio Annualized Base Rent Expiring	Square Feet Expiring
2023	1	$49	2.7%	730
2024	2	103	5.6	1,514
2025	1	118	6.4	1,894
2026	5	548	29.9	7,456
2027	1	27	1.5	589
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
Thereafter	3	989	53.9	11,720
Total	13	$1,834	100.0%	23,903
(1)Represents the expiration date of the lease as of December 31, 2022, and does not take into account any tenant renewal options.
(2)Annualized base rent represents annualized contractual base rent as of December 31, 2022. These amounts do not include other items such as tenant concession (e.g. free rent), percentage rent and expense recoveries.
Significant Tenants
As of December 31, 2022, our real estate properties were leased to approximately 13 retail tenants over a diverse range of industries. The following table reflects information regarding tenants which account for more than 10% of our annualized minimum rent as of December 31, 2022 (dollar amounts in thousands):

Name of Tenant	Industry	Property	Annualized Rent	% Annualized Minimum Rent	% Rentable Square Feet Occupied	Lease Expiration
Intent to Dine, LLC	Restaurant	Silver Lake	$599	33%	26%	November 30, 2031
450 Hayes Valley, LLC	Restaurant	450 Hayes	281	15	11	November 30, 2031
La Conq, LLC	Restaurant	Silver Lake	202	11	9	September 5, 2026
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
On December 28, 2022, our board of directors approved an estimated value per share of our common stock of $1.91 per share based on the estimated value of our real estate assets and the estimated value of our tangible other assets less the estimated value of the our liabilities divided by the number of shares and operating partnership units outstanding, all as of September 30, 2022, with the exception of the inclusion of the disposition price for the Wilshire property which was as of October 11, 2022. We provided the estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligation under Financial Industry Regulatory Authority (“FINRA”) Rule 2231. The valuation with an effective date of December 28, 2022 was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Institute for Portfolio Alternatives (formerly known as the Investment Program Association) (“IPA”) in April 2013.
Our independent directors are responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated value per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The estimated value per share was determined after consultation with SRT Advisor, LLC (the “Advisor”) and Robert A. Stanger & Co, Inc. (“Stanger”), an independent third-party valuation firm. The engagement of Stanger was approved by the board of directors, including all of its independent members. Stanger prepared individual appraisal reports (individually an “Appraisal Report”; collectively the “Appraisal Reports”), summarizing key inputs and assumptions, on eight of the nine properties in which we wholly owned or owned an interest in as of September 30, 2022 (the “Appraised Properties”). Stanger also prepared a net asset value report (the “NAV Report”) which estimates the net asset value per share of our stock as of September 30, 2022. The NAV Report relied upon: (i) the Appraisal Reports for the Appraised Properties; (ii) the October 11, 2022 closing statement for the Wilshire property, which reflects the disposition price, net of transaction costs for the property (the “Disposition Property”); (iii) Stanger's estimated value of our mortgage loans payable and other debt; and (iv) the Advisor's estimate of the value of our other assets and liabilities as of September 30, 2022, to calculate an estimated net asset value per share of our common stock.
Upon the board of directors’ receipt and review of Stanger’s Appraisal Reports and NAV Report, and in light of other factors considered, the board of directors, including the independent directors, approved $1.91 per share as the estimated value of our common stock as of September 30, 2022, which determination is ultimately and solely the responsibility of the board of directors.

The table below sets forth the calculation of our estimated value per share as of September 30, 2022:
Strategic Realty Trust, Inc. and Subsidiaries
Estimated Value Per Share
(in thousands, except shares and per share amounts)
(unaudited)

Assets
Investments in real estate, net	$35,370
Properties under development and development costs	12,540
Cash, cash equivalents and restricted cash	1,076
Prepaid expenses and other assets, net	202
Tenants receivables, net	175
Assets held for sale	14,951
Total assets	64,314

Liabilities
Notes payable	42,573
Accounts payable and accrued expenses	704
Other liabilities	136
Total liabilities	43,413

Stockholders’ equity	$20,901

Shares and OP units outstanding	10,957,289

Estimated value per share	$1.91
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
The following is a summary of the valuation and appraisal methodologies used to value our assets and liabilities:
Real Estate
Independent Valuation Firm
Stanger was selected by the Advisor and approved by our independent directors and board of directors to appraise the eight Appraised Properties in which we wholly own or own an interest in with a valuation date of September 30, 2022. Stanger is engaged in the business of appraising commercial real estate properties and is not affiliated with us or the Advisor. The compensation we paid to Stanger was based on the scope of work and not on the appraised values of the Appraised Properties. The Appraisal Reports were performed in accordance with the Code of Ethics and the Uniform Standards of Professional

Appraisal Practice, or USPAP, the real estate appraisal industry standards created by The Appraisal Foundation. Each Appraisal Report was reviewed, approved and signed by an individual with the professional designation of MAI licensed in the state where each real property is located. The use of the Appraisal Reports are subject to the requirements of the Appraisal Institute relating to review by its duly authorized representatives. In preparing the Appraisal Reports, Stanger did not, and was not requested to, solicit third-party indications of interest for our common stock in connection with possible purchases thereof or the acquisition of all or any part of us.
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

Real Estate Valuation
As described above, we engaged Stanger to provide an appraisal of the Appraised Properties consisting of eight of the nine properties in our portfolio ((including the property owned in a joint venture)), as of September 30, 2022. The Wilshire property, the disposition of which was completed on October 11, 2022, was valued based on the closing statement, which reflected the disposition price for the property, net of transaction costs. In preparing the Appraisal Reports, Stanger, among other things:
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
Stanger appraised each of the Appraised Properties, using various methodologies including a direct capitalization analysis, discounted cash flow analyses and sales comparison approach, as appropriate, and relied primarily on the discounted cash flow analyses for the final valuations of each of the Appraised Properties. Stanger calculated the discounted cash flow value of the Appraised Properties using property-level cash flow estimates, terminal capitalization rates and discount rates that fall within ranges they believe would be used by similar investors to value the Appraised Properties based on survey data adjusted for unique property and market-specific factors. The Disposition Property was included in the NAV Report at its disposition price pursuant to a purchase and sale agreement, net of transaction costs per the October 11, 2022 closing statement.
The total acquisition cost of the nine properties in which we wholly owned or owned an interest in as of September 30, 2022 was $62.1 million, excluding acquisition fees and expenses. In addition, we had invested $27.5 million in capital and tenant improvements on these nine real estate assets since inception. As of September 30, 2022, the total appraised value of the Appraised Properties was $47.9 million and the estimated value for the Disposition Property based on the October 11, 2022 closing statement was $15.0 million. The total estimated value of the nine properties in which we wholly owned or owned an interest in as of September 30, 2022 compared to the total acquisition cost plus subsequent capital improvements through September 30, 2022 of these assets, results in an overall decrease in the real estate value of those nine properties of approximately $26.7 million or approximately 29.9%. The following summarizes the key assumptions that were used in the discounted cash flow models used to arrive at the appraised value of our Appraised Properties:

	Range	Weighted Average
Terminal capitalization rate	5.25% - 6.25%	5.65%
Discount rate	6.25% - 7.75%	6.51%
Income and expense growth rate	3.00%	3.00%
Projection period	10.0 Years - 11.0 Years	10.1 Years
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

	Increase (Decrease) on the Estimated Value per Share due to
	Decrease 25 Basis Points	Increase 25 Basis Points	Decrease 5.0%	Increase 5.0%
Terminal capitalization rates	$0.09	$(0.08)	$0.10	$0.09
Discount rates	0.06	(0.06)	0.08	0.08
Notes Payable
Values for mortgage loans were estimated by Stanger using a discounted cash flow analysis, which used inputs based on the remaining loan terms and estimated current market interest rates for mortgage loans with similar characteristics, including remaining loan term, loan-to-value ratios, debt-service-coverage ratios, prepayment terms, and collateral property attributes (i.e.

age, location, etc.). The current market interest rate was generally determined based on market rates for available comparable debt. The estimated current market interest rates for our consolidated mortgage loans ranged from 6.04% to 8.60%.
As of September 30, 2022, Stanger’s estimate of fair value and carrying value of our consolidated notes payable were $42.6 million. The weighted-average discount rate applied to the future estimated debt payments, which have a weighted-average remaining term of 0.4 years, was approximately 7.1%. The table below illustrates the impact on our estimated value per share if the discount rates were adjusted by 25 basis points, and assuming all other factors remain unchanged, with respect to our notes payable. Additionally, the table below illustrates the impact on the estimated value per share if the discount rates were adjusted by 5% in accordance with the IPA guidance:

	Adjustment to Discount Rates
	+25 Basis Points	-25 Basis Points	+5%	-5%
Estimated fair value	$42,549	$42,573	$42,541	$42,573
Weighted average discount rate	7.3%	6.8%	7.4%	6.7%
Change in value per share	$0.00	$0.00	$0.00	$0.00
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
Limitations of Estimated Value Per Share
As mentioned above, we provided this estimated value per share to assist broker-dealers that participated in our initial public offering in meeting their customer account statement reporting obligations. As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP.
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
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share does not take into account estimated disposition costs and fees for real estate properties that are not held for sale, debt prepayment penalties that could apply upon the prepayment of certain of our debt obligations or the impact of restrictions on the assumption of debt. On December 21, 2022, we completed the sale of the Sunset & Gardner Joint Venture Property. Inclusion of the actual disposition price, net of transaction costs, instead of the appraised value of the property as of September 30, 2022, would have had no impact on the estimated value per share. We currently expect to utilize the Advisor and/or an independent valuation firm to update the estimated value per share in 2023, in accordance with the recommended IPA guidelines.

Stockholder Information
As of March 13, 2023, we had 10,752,966 shares of our common stock outstanding held by a total of approximately 2,832 stockholders. The number of stockholders is based on the records of our transfer agent.
Distributions
In order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders. Our board of directors regularly evaluates the amount and timing of distributions based on our operational cash needs.
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors determined to suspend the payment of any dividend for the quarter ending March 31, 2020, and to consider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of December 31, 2022 and our board of directors does not anticipate paying regular distributions during 2023.
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
In order to preserve cash in response to the potential economic impact of COVID-19 on our operations, on April 21, 2020, the board of directors approved the suspension of the SRP, effective on May 21, 2020. The SRP will remain suspended and no further redemptions will be made until the board of directors approves the resumption of the SRP. During the suspension, we will continue to accept death and qualifying disability redemption requests from stockholders, but will not take any action with regard to those requests until the board of directors has elected to lift the suspension and provided the terms and conditions for any continuation of the SRP. Resumption of the SRP will be communicated to our stockholders through the filing of a Current Report on Form 8-K or other public filing.
During the quarter ended December 31, 2022, we did not redeem any shares. We have not presented information regarding submitted and unfulfilled redemption requests for the quarter ended December 31, 2022, as our redemption program is suspended.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2022, we did not sell any equity securities that were not registered under the Securities Act of 1933.
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
Overview
We are a Maryland corporation that was formed on September 18, 2008, to invest in and manage a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. As of December 31, 2022, our property portfolio included six retail properties, excluding a land parcel, comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California.

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
Our focus in 2023 is exploring strategic alternatives available to us to provide liquidity to our stockholders. Although we have begun the process of exploring strategic alternatives, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds our estimated value per share.
Market Outlook
Given the ongoing workforce shortages, global supply chain bottlenecks and shortages, recent macroeconomic trends, including inflation and rising interest rates, we continue to monitor and address risks related to the general state of the economy on our portfolio and retail tenants as well as any continued impact from the COVID-19 pandemic. As of December 31, 2022, all of our tenants have resumed paying rent and while we believe that the COVID-19 pandemic has and could continue to negatively impact our financial condition and results of operations, including but not limited to, declines in real estate rental revenues, the inability to sell certain properties at a favorable price, and a decrease in construction and leasing activity, we believe that the initial impacts from the pandemic to our portfolio and tenants have started to subside.
During the year ended December 31, 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our variable rate debt or the refinancing of our fixed rate debt, as well as general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. In addition, our retail tenants may experience decreased revenue as a result of rising inflation and reduced consumer spending. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows.
Market Outlook - Real Estate and Real Estate Finance Markets
Data from the U.S. Department of Commerce showed total retail sales in 2022 increased 8.1% from 2021. Total e-commerce sales for 2022 were estimated at $1,034.1 billion, an increase of 7.7% from 2021. E-commerce sales in 2022 accounted for approximately 14.6% of total sales, which was approximately the same as 2021. Despite retreating from a 40-year record annual growth level of 9.1% in June to 7.1% near the end of the year, inflation had a profound impact on consumer sentiment, shopping behavior and bottom-line sales in 2022. According to a report from Jones Lang LaSalle, “climbing food and gas costs bifurcated consumer spending, causing most consumers to focus on necessities and away from discretionary goods during the year. And, while holiday sales increased 7.6% over 2021, the numbers are much tamer when accounting for elevated prices. Consumers are also shifting spending away from goods to services. Data from the Bureau of Economic Analysis shows a 3.5% year-over-year growth in real consumer spending on services in November. In contrast, real spending on durable and nondurable goods rose 0.6% and fell 1.5%, respectively.”
Jones Lang LaSalle also reported preliminary estimates showing single-asset and portfolio sales transaction volumes narrowly exceeded $70 billion across roughly 4,700 deals last year, a 7% increase over both 2021 and 2019. M&A activity saw a return to normalcy from 2021 with three significant entity-level transactions valued at $5.4 billion, down from the $14.3 billion in 2021.
Retail real estate lending markets remained difficult with retail being among the least favored property classes, and industrial and multifamily attracting more lender attention. As the Federal Reserve Bank continually increases benchmark interest rates to combat inflation, the cost to borrow money for real estate acquisitions continues to increase, thus threatening underlying values of the real estate.

Jones Lang LaSalle reported retail net absorption reached its highest level in 5 years, which have broadly contributed to solid rent growth in most metro markets. That being noted, the San Francisco market in which the majority of our properties are located has suffered a 4.6% decline in retail rents from the fourth quarter of 2021 to the fourth quarter of 2022.
2022 Significant Events
Property Dispositions
On October 11, 2022, we consummated the disposition of the Wilshire Joint Venture Property, located in Santa Monica, California, for $16.5 million in cash, before customary closing and transaction costs.
On December 21, 2022, we consummated the disposition of the Sunset & Gardner Joint Venture Property, located in Hollywood, California, for $12.9 million in cash, before customary closing and transaction costs.
Loans Secured by Properties
On September 14, 2022, we entered into the Modification and Extension Agreement with ReadyCap Commercial, LLC to extend the maturity date of the construction loan related to the Wilshire Joint Venture Property for an additional six-month period under the same terms and conditions. The new maturity date was November 10, 2022. In connection with the disposition of the Wilshire Joint Venture Property, we repaid the construction loan from ReadyCap Commercial, LLC in the amount of $12.7 million, which loan was secured by a first Deed of Trust on the Wilshire Joint Venture Property.
Loans Secured by Properties Under Development
On September 7, 2022, we extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, with an interest rate of 8.6% per annum. The new maturity date is October 31, 2023. In connection with the disposition of the Sunset & Gardner Joint Venture Property, we repaid the loan from Sunset & Gardner loan in the amount of $8.7 million, which loan was secured by a first Deed of Trust on the Sunset & Gardner Joint Venture Property.
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies described in this Annual Report and determined that they are in the best interest of our stockholders because: (1) they increase the likelihood that we will be able to successfully maintain and manage our current portfolio of investments; (2) our executive officers, directors and affiliates of our Advisor have expertise with the type of properties in our current portfolio; and (3) the use of leverage has enabled us to acquire income producing assets, thereby increasing the likelihood of generating income for our stockholders.
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
We apply the provisions of Accounting Standards Codification 610-20, Gains and Losses From the Derecognition of Nonfinancial Assets (“ASC 610-20”), for gains on sale of real estate, and recognize any gains at the time control of a property is transferred and when it is probable that substantially all of the related consideration will be collected.
We adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), as amended by subsequent ASUs, effective January 1, 2019, utilizing the practical expedients described in ASU 2018-11. We elected the lessor practical expedient to not separate common area maintenance and reimbursement of real estate taxes from the associated lease for all existing and new leases as the timing and pattern of payments and associated lease payments are the same. The timing of revenue recognition remains the same for our existing leases and new leases. Revenues related to our leases continue to be reported on one line in the presentation within the statement of operations as a result of electing this lessor practical expedient. We continue to capitalize our direct leasing costs. These costs are incurred as a result of obtaining new leases, and renewing leases, and are paid to our Advisor. Additionally, we are not a lessee of real estate or equipment, as we are externally managed by our Advisor.
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
We recorded an impairment loss during the year ended December 31, 2022 of approximately $6.0 million related to the operating property and the development property we owned through joint ventures, which was included in our consolidated statement of operations in this Annual Report. For the operating property we recorded a $2.6 million non-cash impairment charge determined using purchase price per the disposition consummated on October 11, 2022, less costs to sell. The non-cash impairment related to the operating property was included in building and improvements in our consolidated balance sheets in this Annual Report. For the development property we recorded a $3.5 million non-cash impairment charge related to development costs. We recorded the non-cash impairment charge as a result of changes in cash flow estimates, which triggered the future estimated undiscounted cash flows to be lower than the net carrying value of the property. The decrease in cash flow projections was primarily due to an adverse change in legal factors including an expiration of entitlements resulting in higher costs to re-entitle the property and proposed zoning changes. Estimates were also impacted by the high inflationary environment, which we believe will result in higher costs to construct the property due to supply chain issues and higher building material costs. We recorded an impairment loss during the year ended December 31, 2021 of approximately $6.9 million related to the development project and the operating property we owned through joint ventures, which was included in our consolidated statement of operations in this Annual Report. Refer to Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for more information regarding the methodologies used to estimate fair value of the investments in real estate.
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
Portfolio Investments
As of December 31, 2022, our portfolio included six retail properties, excluding a land parcel, comprising an aggregate of approximately 27,000 square feet of single- and multi-tenant, commercial retail space located in California.
Results of Operations
As of December 31, 2022 and 2021, approximately 88% and 86% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 5.8 years and 6.3 years, respectively. In 2022 there was one property disposition (the Wilshire Joint Venture property) and one disposition of a property in the pre-development stage (the Sunset & Gardner Joint Venture property). In 2021 there was one property disposition (Shops at Turkey Creek).
Leasing Information
There were two new leases added in our retail properties during the year ended December 31, 2022. The following table provides information regarding our leasing activity for the year ended December 31, 2022 for properties we held as of December 31, 2022.

Total Vacant Rentable Sq. Feet at	Lease Terminations in 2022	New Leases in 2022	Lease Renewals in 2022	Total Vacant Rentable Sq. Feet at	Tenant Retention Rate in
December 31, 2021	(Sq. Feet)	(Sq. Feet)	(Sq. Feet)	December 31, 2022	2022
3,794	1,902	2,491	—	3,205	n/a

Comparison of the year ended December 31, 2022, versus the year ended December 31, 2021.
The following table provides summary information about our results of operations for the years ended December 31, 2022 and 2021 (amounts in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Rental revenue and reimbursements	$2,787	$2,431	$356	14.6%
Operating and maintenance expenses	1,689	2,082	(393)	(18.9)%
General and administrative expenses	1,509	1,335	174	13.0%
Depreciation and amortization expenses	1,098	1,373	(275)	(20.0)%
Interest expense	2,418	1,265	1,153	91.1%
Loss on early lease termination	190	648	(458)	(70.7)%
Loss on impairment of real estate	6,035	6,897	(862)	(12.5)%
Operating loss	(10,152)	(11,169)	1,017	(9.1)%
Other (loss) income, net	(1,610)	422	(2,032)	(481.5)%
Net loss	$(11,762)	$(10,747)	$(1,015)	9.4%
Our results of operations for the year ended December 31, 2022, are not necessarily indicative of those expected in future periods.
Revenue
The increase in revenue during the year ended December 31, 2022, compared to the same period in 2021, was primarily due to the receipt of key money from a new tenant as part of new lease agreement at the 388 Fulton property and a new tenant having a full year of rent at the Silverlake property.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the year ended December 31, 2022, compared to the same period in 2021, primarily due to lower bad debt reserves. Additional decrease due to the sale of Shops at Turkey Creek in the second quarter of 2021 and the sale of the Wilshire Joint Venture Property development on October 11, 2022.
General and administrative expenses
General and administrative expenses increased during the year ended December 31, 2022, compared to the same period in 2021, primarily due to higher legal and professional fees. This was partially offset by lower asset management fees.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the year ended December 31, 2022, compared to the same period in 2021, primarily due to the suspension of depreciation at the Wilshire Joint Venture Property due to the classification of the property as held for sale in the consolidated balance sheets as of June 30, 2022 and the disposition of the Wilshire Joint Venture Property on October 11, 2022.
Interest expense
Interest expense increased during the year ended December 31, 2022, compared to the same period in 2021, primarily due to draw downs on the unsecured loan from PUR Holdings Lender, LLC, an affiliate of the Advisor. Additional increase due to increase in the Secured Overnight Financing Rate resulting in a higher interest rate on the SRT Loan.
Loss on impairment of real estate
Loss on impairment during the year ended December 31, 2022, of approximately $2.6 million and $3.5 million, respectively, related to the Wilshire Joint Venture and the Sunset & Gardner Joint Venture.
Loss on impairment during the year ended December 31, 2021, of approximately $5.6 million and $1.3 million, respectively, related to the Wilshire Joint Venture and the Sunset & Gardner Joint Venture.

Other (loss) income, net
Other loss, net for year ended December 31, 2022, consisted of losses on sale of the Wilshire Joint Venture Property and the Sunset & Gardner Joint Venture property of approximately $0.4 million and $1.2 million, respectively. Other income, net for the year ended December 31, 2021, consisted of a gain on sale of Shops at Turkey Creek of approximately $0.4 million.
Liquidity and Capital Resources
Our principal demand for funds is for the payment of operating expenses and interest on our outstanding indebtedness, as well as the payment of distributions to our stockholders. Prior to the termination of our initial public offering in February 2013 we used offering proceeds and debt financing to fund our acquisition activities and our other cash needs. Currently we have used and expect to continue to use debt financing, net sales proceeds and cash flow from operations to fund our cash needs.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectibility of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the general market conditions impacting commercial real estate and our tenants as discussed above.
As of December 31, 2022, our cash and cash equivalents were approximately $3.1 million and we had $0.4 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of December 31, 2022 and 2021, our borrowings were approximately 82.6% and 120.2%, respectively, of the value of our net assets.
The following table summarizes, for the periods indicated, selected items in our consolidated statements of cash flows (amounts in thousands):

	Year Ended December 31,
	2022	2021	$ Change
Net cash provided by (used in):
Operating activities	$(2,833)	$(2,290)	$(543)
Investing activities	26,472	1,220	25,252
Financing activities	(22,575)	855	(23,430)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,064	$(215)
Cash Flows from Operating Activities
The change in cash flows from operating activities was primarily due to lower provisions for losses on tenant receivables, lower depreciation and amortization expense and lower losses on early lease terminations due to fewer tenants terminating leases during the year ended December 31, 2022 as compared to the same period in 2021.
Cash Flows from Investing Activities
Cash flows provided by investing activities during the year ended December 31, 2022, primarily consisted of approximately $28.0 million in proceeds from the sales of the Wilshire Joint Venture Property and the Sunset & Gardner Joint Venture Property, partially offset by $0.8 million of additional investment in the Sunset & Gardner Joint Venture prior to sale.
Cash flows provided by investing activities during the year ended December 31, 2021 primarily consisted of approximately $3.8 million in proceeds from the sale of Shops at Turkey Creek, partially offset by $1.8 million of additional investment in the Sunset & Gardner Joint Venture.

Cash Flows from Financing Activities
Cash flows used by financing activities during the year ended December 31, 2022, primarily consisted of repayments of $12.7 million, $8.7 million, and $3.0 million related to our Wilshire Construction Loan (as defined below), Sunset & Gardner Loan (as defined below), and Unsecured Loan (as defined below), respectively. Partially offset by proceeds of $2.0 million from the draw down on the Unsecured Loan from PUR Holdings Lender, LLC, an affiliate of the Advisor.
Cash flows provided by financing activities during the year ended December 31, 2021, primarily consisted of proceeds of $1.0 million from the draw down on the Unsecured Loan from PUR Holdings Lender, LLC, an affiliate of the Advisor. Partially offset by payment of financing costs related to the extension of the Sunset & Gardner loan and loan fees associated with Unsecured Loan.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demand for funds will be for operating expenses, distributions to stockholders, redemptions of shares and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs from our cash flow from operations, debt and sales of properties. On a long-term basis, we expect that substantially all cash generated from operations will be used to pay distributions to our stockholders after satisfying our operating expenses including interest and principal payments. We may consider future public offerings or private placements of equity. Refer to Note 8. “Notes Payable, Net” to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on the maturity dates and terms of our outstanding indebtedness.
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
We believe that our cash on hand, along with other potential aforementioned sources of liquidity that we may be able to obtain, will be sufficient to fund our working capital needs and debt obligations for at least the next twelve months and beyond. However, the fixed costs associated with managing a public REIT, including the significant cost of corporate compliance with all federal, state and local regulatory requirements applicable to us with respect to our business activities, are substantial. Such costs include, without limitation, the cost of preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports, documents and filings required under the Exchange Act, or other federal or state laws for the general maintenance of our status as a REIT, under the applicable provisions of the Code, or otherwise. Given the size of our portfolio of properties, these costs constitute a significant percentage of our gross income, reducing our net income and cash flow. Moreover, over the long term, if our cash flow from operations does not increase from current levels, whether through increased occupancy or rent rates, we may have to address a liquidity deficiency as our cash flow is not sufficient to cover our current operating expenses. These forward-looking statements are subject to a number of uncertainties, including with respect to the continuing impact of the COVID-19 pandemic, and the current economic environment and there can be no guarantee that we will be successful with our plan.
We are actively exploring options should cash flow from operations not sufficiently improve, including reviewing strategic alternatives available to us to provide liquidity to our stockholders.
Recent Financing Transactions
Multi-Property Secured Financing
On December 24, 2019, we entered into a loan agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
The SRT Loan is secured by first deeds of trust on our five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes and 388 Fulton Street) as well as our Silverlake Collection located in Los Angeles. The SRT Loan was scheduled to mature on January 9, 2023. We have an option to extend the term of the loan for two additional twelve-month periods, subject to the satisfaction of certain covenants and conditions contained in the SRT Loan Agreement. On January 18, 2023, the Company and the SRT Lender extended the maturity date of the SRT Loan for an additional twelve-month period under the same terms and conditions. The new maturity date is January 9, 2024. We have the right to prepay the SRT Loan in whole at any time or in part from time to time, as well as certain expenses, costs or liabilities potentially incurred by the SRT Lender as a result of the prepayment and subject to certain other conditions contained in the loan documents. Individual properties may be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement.
As of December 31, 2022, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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
Loans Secured by Properties
On May 7, 2019, the Company refinanced and repaid its financing from Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). The Wilshire Construction Loan had funding available up to a total of approximately $13.9 million, and an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. On September 14, 2022, the Company entered into the Modification and Extension Agreement with the Lender to extend the maturity date of the Wilshire Construction Loan for an additional six-month period under the same terms and conditions. The new maturity date was November 10, 2022. On October 11, 2022, the Company consummated the disposition of the Wilshire Joint Venture Property for $16.5 million in cash, before customary closing and transaction costs. In connection with the disposition of the Wilshire Joint Venture Property, the Company repaid the principal balance of the Wilshire Construction Loan in the amount of $12.7 million, which was secured by a first Deed of Trust on the Wilshire Joint Venture Property.
Loans Secured by Properties Under Development
On October 29, 2018, the Company entered into a loan agreement with Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan had a principal balance of approximately $8.7 million, and had an initial interest rate of 6.9% per annum. At each maturity date in October 2019, 2020, and 2021, in connection with an extension of the loan for an additional twelve-month period, the interest rate of the loan was changed to 6.5%, 7.3%, and 7.9%, respectively. On September 7, 2022, the Company extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, except an increase of the interest rate to 8.6% per annum. The new maturity date was October 31, 2023. The Sunset & Gardner Loan was secured by a first Deed of Trust on the Sunset & Gardner Property. In connection with the disposition of the Sunset & Gardner Joint Venture Property, we repaid the loan from Sunset & Gardner loan in the amount of $8.7 million.
Loan with Affiliate
On December 30, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. The Unsecured Loan is guaranteed by us. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. On August 2, 2022, PUR Holdings Lender, LLC agreed to an additional six month extension at the option of the Company to extend the maturity date until December 31, 2023. We declined both options to extend the maturity date of the Unsecured Loan. On December 23, 2022 the Company paid off the outstanding balance of $3.0 million.
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the years ended December 31, 2022 and 2021, our total operating expenses did not exceed the 2%/25% Guidelines.
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
Distributions
As set forth above, in order to qualify as a REIT, we are required to distribute at least 90% of our annual REIT taxable income, subject to certain adjustments, to our stockholders. Our board of directors regularly evaluates the amount and timing of distributions based on our operational cash needs.
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020, and to reconsider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of December 31, 2022.
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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net loss to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Year Ended December 31,
FFO	2022	2021
Net loss	$(11,762)	$(10,747)
Adjustments:
Loss (gain) on disposal of assets	1,610	(422)
Depreciation of real estate	918	1,192
Amortization of in-place leases and leasing costs	180	181
Loss on impairment of real estate	6,035	6,897
FFO attributable to common shares and Common Units (1)	$(3,019)	$(2,899)

FFO per share and Common Unit (1)	$(0.28)	$(0.26)

Weighted average common shares and units outstanding (1)	10,957,289	10,957,204
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
Subsequent Events
On January 18, 2023, we extended the maturity date of the SRT Loan for an additional twelve-month period under the same terms and conditions. The new maturity date is January 9, 2024.
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

Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
As of the three months ended December 31, 2022, all items required to be disclosed under Form 8-K were reported under Form 8-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We expect to file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
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
Audit Committee Financial Expert
The information required by this Item is incorporated by reference to the 2023 Proxy Statement.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2023 Proxy Statement.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Strategic Realty Trust, Inc., and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for the years then ended, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Impairment of Long-Lived Assets
As described in Note 2 to the consolidated financial statements, the Company’s evaluation of investments in real estate, related intangible assets, and properties under development (collectively “real estate assets”) for impairment involves an assessment of each real estate asset to determine whether events or changes in circumstances exist that indicate that the carrying value of real estate assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate assets may not be recoverable, the Company assesses the recoverability by estimating whether the Company will recover the carrying value of the real estate assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the real estate assets, the Company would record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate assets. As described in Note 4 to the consolidated financial statements, during 2022, as a result of its on-going impairment monitoring, the Company recognized loss on impairment of real estate of $6 million.
We identified the determination of impairment indicators and impairment assessment of investments in real estate assets as a critical audit matter. Auditing management’s impairment conclusions required us to evaluate management’s identification of impairment indicators relating to the real estate assets estimated holding periods, future undiscounted cash flows, and estimated fair values. There is significant judgment used by management when evaluating the real estate assets for potential impairment.
The primary procedures we performed to address this critical audit matter included:

•We evaluated management’s assessment of triggering events by testing their determination of undiscounted future cash flows expected to be generated by the real estate assets, which included evaluating the significant assumptions including:
◦Assessing the valuation and analysis for clerical accuracy
◦Evaluating management’s determination of the estimated holding period of the real estate assets by comparing previous holding periods and changes to the forecasted holding periods to management’s plan; discussing with accounting and operations management the Company’s intent to hold or sell the real estate assets, evaluating the consistency with audit procedures in other areas of the audit; and reading minutes of the board of directors’ meetings.
◦Comparing capitalization rates to rates published by third parties.
•For real estate assets where management has concluded the carrying value is not recoverable and for which a loss on impairment should be recognized, we evaluated management’s impairment measurement by testing their estimate of the estimated fair value of the specified real estate assets, which include evaluating the significant assumptions including:
◦Assessing the valuation and analysis for clerical accuracy
◦We used the work of internal fair value specialists in evaluating the significant assumptions relating to the estimated fair value of the identified real estate assets, including the key inputs such as projected rental rates, development costs, capitalization rates, considering past performance of the assets, comparing to market data, and whether the assumptions were consistent with evidence obtained in other areas of the audit.
◦If available, evaluating executed purchase agreements.
/s/ Moss Adams LLP
Campbell, California
March 17, 2023

We have served as the Company’s auditor since 2013.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Investments in real estate
Land	$12,374	$25,400
Building and improvements	22,140	27,550
Tenant improvements	947	1,753
	35,461	54,703
Accumulated depreciation	(4,838)	(5,148)
Investments in real estate, net	30,623	49,555
Properties under development and development costs
Land	—	12,958
Development costs	—	3,189
Properties under development and development costs	—	16,147
Cash, cash equivalents and restricted cash	3,471	2,407
Prepaid expenses and other assets	152	129
Tenant receivables, net of $19 and $83 bad debt reserve	841	844
Deferred leasing costs, net	353	270
Lease intangibles, net	308	500
TOTAL ASSETS (1)	$35,748	$69,852
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$18,000	$39,780
Accounts payable and accrued expenses	285	731
Amounts due to affiliates	37	63
Other liabilities	172	240
Below-market lease liabilities, net	108	130
TOTAL LIABILITIES (1)	18,602	40,944
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,752,966 shares issued and outstanding at December 31, 2022 and 2021	110	110
Additional paid-in capital	94,644	94,644
Accumulated deficit	(77,852)	(66,307)
Total stockholders’ equity	16,902	28,447
Non-controlling interests	244	461
TOTAL EQUITY	17,146	28,908
TOTAL LIABILITIES AND EQUITY	$35,748	$69,852
(1)As of December 31, 2022 and 2021, includes approximately $0.6 million and $34.8 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities and approximately $0.0 million and $21.5 million, respectively, of liabilities of consolidated variable interest entities for which creditors do not have recourse to the general credit of the Company. Refer to Note 4. “Variable Interest Entities”.
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except shares and per share amounts)

	Year Ended December 31,
	2022	2021
Revenue:
Rental and reimbursements	$2,787	$2,431

Expense:
Operating and maintenance	1,689	2,082
General and administrative	1,509	1,335
Depreciation and amortization	1,098	1,373
Interest expense	2,418	1,265
Loss on early lease termination	190	648
Loss on impairment of real estate	6,035	6,897
	12,939	13,600
Operating loss	(10,152)	(11,169)

Other income:
Net (loss) gain on disposal of real estate	(1,610)	422
Net loss	(11,762)	(10,747)
Net loss attributable to non-controlling interests	(217)	(211)
Net loss attributable to common stockholders	$(11,545)	$(10,536)

Loss per common share - basic and diluted	$(1.07)	$(0.98)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,752,966	10,740,882
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
BALANCE — December 31, 2020	10,739,814	$110	$94,602	$(55,771)	$38,941	$714	$39,655
Conversion of OP units to common shares	13,152	—	42	—	42	(42)	—
Net loss	—	—	—	(10,536)	(10,536)	(211)	(10,747)
BALANCE — December 31, 2021	10,752,966	110	94,644	(66,307)	28,447	461	28,908
Net loss	—	—	—	(11,545)	(11,545)	(217)	(11,762)
BALANCE — December 31, 2022	10,752,966	$110	$94,644	$(77,852)	$16,902	$244	$17,146
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(11,762)	$(10,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss (gain) on disposal of real estate	1,610	(422)
Loss on impairment of real estate	6,035	6,897
Straight-line rent	(132)	(84)
Amortization of deferred financing costs	720	412
Depreciation and amortization	1,098	1,373
Amortization of above and below-market leases	(21)	(21)
Provision for losses on tenant receivable	19	487
Loss on early lease termination	190	648
Other	42	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(23)	(23)
Tenant receivables	52	(681)
Accounts payable and accrued expenses	(567)	(288)
Amounts due to affiliates	(26)	52
Other liabilities	(68)	107
Net cash used in operating activities	(2,833)	(2,290)

Cash flows from investing activities:
Proceeds from the sale of real estate	28,003	3,770
Investment in properties under development and development costs	(847)	(1,824)
Improvements and capital expenditures	(408)	(458)
Payments for leasing costs	(276)	(268)
Net cash provided by investing activities	26,472	1,220

Cash flows from financing activities:
Proceeds from notes payable from investments in consolidated variable interest entities	152	49
Repayment of notes payable from investments in consolidated variable interest entities	(21,411)	—
Loan proceeds from an affiliate	2,000	1,000
Repayment of loan from an affiliate	(3,000)	—
Payment of loan fees from investments in consolidated variable interest entities	(301)	(174)
Payment of loan fees and financing costs from an affiliate	(15)	(20)
Net cash (used in) provided by financing activities	(22,575)	855

Net increase (decrease) in cash, cash equivalents and restricted cash	1,064	(215)
Cash, cash equivalents and restricted cash – beginning of year	2,407	2,622
Cash, cash equivalents and restricted cash – end of year	$3,471	$2,407

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Change in accrued liabilities capitalized to investment in development	$43	$16
Change to accrued mortgage note payable interest capitalized to investment in development	(57)	4
Amortization of deferred loan fees capitalized to investment in development	87	174
Conversion of OP units to common shares	—	42
Changes in capital improvements and leasing costs, accrued but not paid	62	210
Cash paid for interest, net of amounts capitalized	1,730	853
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. As of December 31, 2022, the Company was externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2023. The current term of the Advisory Agreement terminates on August 9, 2023. The advisor is an affiliate of PUR Management LLC (“PUR”), which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of December 31, 2022 and 2021, the Company owned 98.1%, respectively, of the limited partnership interests in the OP.
The Company’s principal demands for funds are currently the payment of operating expenses and the interest on outstanding indebtedness. The Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its cash needs will be funded using cash from operations, future asset sales, debt financing and the proceeds to the Company from any sale of equity that it may conduct in the future.
The Company manages a portfolio of income-producing retail properties located in the California. As of December 31, 2022, the Company’s portfolio of wholly-owned properties was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in one state, as well as an improved land parcel. As of December 31, 2022, the rentable space at the Company’s retail properties was 88% leased.
The Company’s focus in 2023 is exploring strategic alternatives available to it to provide liquidity to its stockholders. Although the Company has begun the process of exploring strategic alternatives, there is no assurance that this process will result in stockholder liquidity, or provide a return to stockholders that equals or exceeds the estimated value per share of the Company.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Liquidity
Given the ongoing workforce shortages, global supply chain bottlenecks and shortages, and high inflation, the Company continues to monitor and address risks related to the general state of the economy on the portfolio and the Company’s retail tenants as well as any continued impact from the COVID-19 pandemic. The Company believes that the actions taken to improve its financial position and maximize liquidity, including the suspension of distributions and the share redemption program, will continue to mitigate the impact to the Company’s cash flow caused by the current impact of inflation and rising interests rates and the general state of the economy on the Company’s portfolio and retail tenants.
The Company’s cash demands have primarily been funded by cash provided by property operations, debt financings and the sales of properties. The COVID-19 pandemic had a material detrimental impact on the Company’s retail tenants and their ability to pay rent and consequently on the Company’s liquidity. As of December 31, 2022, the Company had approximately $3.1 million in cash and cash equivalents. In addition, the Company had approximately $0.4 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
The Company is actively exploring options to provide additional liquidity, such as a sale of one or more assets that are not generating positive cash flow. On October 11, 2022, the Company consummated the disposition of the Wilshire Joint Venture Property for $16.5 million in cash, before customary closing and transaction costs, resulting in net cash proceeds of approximately $2.2 million. In connection with the disposition of the Wilshire Joint Venture Property, the Company repaid the Wilshire Construction Loan (as defined in Note 8) in the amount of $12.7 million, which was secured by a first Deed of Trust on the Wilshire Joint Venture Property. On December 21, 2022, the Company consummated the disposition of the Sunset & Gardner Joint Venture Property for $12.9 million in cash, before customary closing and transaction costs, resulting in net cash proceeds of approximately $3.7 million. In connection with the disposition of the Sunset & Gardner Joint Venture Property, the Company repaid the Sunset & Gardner Loan (as defined in Note 8) in the amount of $8.7 million, which was secured by a first Deed of Trust on the Sunset & Gardner Joint Venture Property.
The SRT Loan (as defined below) is secured by six of the Company’s core urban properties in Los Angeles and San Francisco. The SRT Loan does not have restrictive covenants that could trigger a default caused by tenants not paying rent or seeking rent relief. We have exercised one extension option and the SRT Loan has one remaining extension option available, each with covenants and conditions and while there is no guarantee of meeting the covenants and conditions, management believes they would exercise the extension options, or refinance if needed.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2021, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 4. “Variable Interest Entities” for additional information.
Non-Controlling Interests
The Company’s non-controlling interests are comprised of common units in the OP (“Common Units”). The Company accounts for non-controlling interests in accordance with ASC 810. In accordance with ASC 810, the Company reports non-controlling interests in subsidiaries within equity in the consolidated financial statements, but separate from stockholders’ equity. Net income attributable to non-controlling interests is presented as a reduction from net income in calculating net income attributable to common stockholders on the consolidated statement of operations. Acquisitions or dispositions of non-

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
controlling interests that do not result in a change of control are accounted for as equity transactions. In addition, ASC 810 requires that a parent company recognize a gain or loss in the Company’s results of operations when a subsidiary is deconsolidated upon a change in control. In accordance with ASC 480-10, Distinguishing Liabilities from Equity, non-controlling interests that are determined to be redeemable are carried at their fair value or redemption value as of the balance sheet date and reported as liabilities or temporary equity depending on their terms. The Company periodically evaluates individual non-controlling interests for the ability to continue to recognize the non-controlling interest as permanent equity in the consolidated balance sheets. Any non-controlling interest that fails to qualify as permanent equity will be reclassified as liabilities or temporary equity. All non-controlling interests at December 31, 2022 and 2021, qualified as permanent equity.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated balance sheets that sum to the total of the same such amounts shown on the consolidated statement of cash flows (amounts in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$3,089	$1,833
Restricted cash	382	574
Total cash, cash equivalents, and restricted cash	$3,471	$2,407
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
The Company maintains an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitors the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment is based on amounts estimated to be recoverable over the term of the lease. The Company’s straight-line rent receivable, which is included in tenant receivables, net, on the consolidated balance sheets, was approximately $670 thousand and $538 thousand as of December 31, 2022 and 2021, respectively.
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
As of December 31, 2022, Intent to Dine, LLC, 450 Hayes Valley, LLC, La Conq, LLC each accounted for more than 10% of the Company’s annualized minimum rent. As of December 31, 2022, there were no amounts outstanding from Intent to Dine, LLC, or La Conq, LLC and the amounts outstanding from 450 Hayes Valley, LLC, were immaterial.
As of December 31, 2021,Intent to Dine, LLC, 450 Hayes Valley, LLC, and La Conq, LLC each accounted for more than 10% of the Company’s annualized minimum rent. As of December 31, 2021, there were no amounts outstanding from Intent to Dine, LLC, or La Conq, LLC and the amounts outstanding from 450 Hayes Valley, LLC, were immaterial.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. The Company has one reportable segment, income-producing retail properties, which consists of activities related to investing in real estate. The retail properties are all located in California, and the Company evaluates operating performance on an overall portfolio level.

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
Interest on projects is based on interest rates in place during the development period, and is capitalized until the project is ready for its intended use. The amount of interest capitalized including financing costs amortized during the years ended December 31, 2022 and 2021, was approximately $0.9 million and $1.6 million, respectively.

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
The Company recorded impairment losses during the years ended December 31, 2022 and 2021 of approximately $6.0 million and $6.9 million, respectively, related to the development project and the operating property, each disposed of in the fourth quarter of 2022.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
Recent Accounting Pronouncements
The FASB issued the following ASUs, which could have potential impact to the Company’s consolidated financial statements:
In July 2021, the FASB issued ASU No. 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments (“ASU 2021-05”). ASU 2021-05 amends the lease classification requirements for lessors to align them with practice under Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease, if both of the following criteria are met: (1) the lease would have been classified as a sales-type lease or a direct financing lease; (2) the lessor would have otherwise recognized a day-one loss. ASU 2021-05 is effective for fiscal years beginning after December 31, 2021. The adoption of ASU 2021-05 did not have an impact on the Company’s consolidated financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time through December 31, 2022. The adoption of ASU 2020-04 did not have an impact on the Company’s consolidated financial statements.
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
Since the sale of Shops at Turkey Creek did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations was not reported as discontinued operations in the Company’s consolidated financial statements.
The following table represents the net operating income related to Shops at Turkey Creek, which is included in the Company’s consolidated statements of operations (amounts in thousands):

	Year Ended December 31,
	2022	2021
Operating income	$—	$57

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
4. VARIABLE INTEREST ENTITIES
The Company had variable interests in, and was the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Sunset & Gardner Joint Venture and (ii) the 3032 Wilshire Joint Venture. The Company has consolidated the accounts of these variable interest entities.
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
On January 28, 2016, the Sunset & Gardner Joint Venture used the capital contributions of the Company, together with the proceeds of a loan in the amount of $10.7 million, to purchase property located at the corner of Sunset Boulevard and Gardner in Hollywood, California from a third party seller, for a total purchase price of approximately $13.0 million (“the Sunset & Gardner Joint Venture Property”).
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
Until the Company receives back its capital contribution and specified preferred returns, all distributions go to the Company; thereafter, the Sunset & Gardner Joint Venture will distribute the profits 50% to the Company and 50% to S&G LA. Additionally, the Company has the ability to buy out S&G LA upon certain conditions per the Sunset & Gardner Joint Venture Agreement.
Through December 31, 2022, post the initial capital contributions, the Company made additional capital contributions totaling $9.5 million to the Sunset & Gardner Joint Venture.
On December 21, 2022, the Company consummated the disposition of the Sunset & Gardner Joint Venture Property, to an unaffiliated third party for $12.9 million in cash, before customary closing and transaction costs, resulting in net cash proceeds of approximately $3.7 million. The disposition of the Sunset & Gardner Joint Venture Property resulted in a loss of approximately $1.2 million, which was included in the Company’s consolidated statement of operations. In connection with the disposition of the Sunset & Gardner Joint Venture Property, the Company repaid the Sunset & Gardner Loan (as defined in Note 8) in the amount of $8.7 million, which was secured by a first deed of trust on the Sunset & Gardner Joint Venture Property.
Since the sale of the Sunset & Gardner Joint Venture Property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations was not reported as discontinued operations in the Company’s consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table represents the net operating loss related to the Sunset & Gardner Joint Venture Property, which is included in the Company’s consolidated statements of operations (amounts in thousands):

	Year Ended December 31,
	2022	2021
Operating loss	$(3,724)	$(484)
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
Pursuant to the Wilshire Joint Venture Agreement, 3032 Wilshire SM, LLC manages and conducts the day-to-day operations and affairs of the Wilshire Joint Venture, subject to certain major decisions set forth in the Wilshire Joint Venture Agreement that require the consent of all the Wilshire Members. The Company has the power to direct the activities of the Wilshire Joint Venture through its approval process of the activities that most significantly impact the economic performance of the Wilshire Joint Venture. Such activities include the budgeting, leasing, financings, and ultimately, the sale of the property. Income, losses and distributions are generally allocated based on the Wilshire Members’ respective capital and profits interests. Through the Company’s commitment to contribute 100% of capital to develop and operate the property through the life of the Wilshire Joint Venture, the Company has an obligation to absorb losses of the Wilshire Joint Venture. Additionally, in certain circumstances described in the Wilshire Joint Venture Agreement, the Company may be required to make additional capital contributions to the Wilshire Joint Venture, in proportion to the Wilshire Members’ respective ownership interests.
Until the Company receives back its capital contribution and specified preferred returns, all distributions go to the Company; thereafter, the Wilshire Joint Venture will distribute the profits 50% to the Company and 50% to 3032 Wilshire SM, LLC. Additionally, the Company has the ability to buy out 3032 Wilshire SM, LLC upon certain conditions per the Operating Agreement.
During the year ended December 31, 2020, construction of the Wilshire Joint Venture Property was completed and the property was placed in service.
Through December 31, 2022, post the initial capital contributions, the Company made additional capital contributions totaling $10.5 million to the Wilshire Joint Venture.
On October 11, 2022, the Company consummated the disposition of the Wilshire Joint Venture Property for $16.5 million in cash, before customary closing and transaction costs, resulting in net cash proceeds of approximately $2.2 million. The disposition of the Wilshire Joint Venture Property resulted in a loss of approximately $0.5 million, which was included in the Company’s consolidated statement of operations. In connection with the disposition of the Wilshire Joint Venture Property, the Company repaid the construction loan from ReadyCap Commercial, LLC in the amount of $12.7 million, which loan was secured by a first deed of trust on the Wilshire Joint Venture Property.
Since the sale of the Wilshire Joint Venture Property did not represent a strategic shift that will have a major effect on the Company’s operations and financial results, the results of operations was not reported as discontinued operations in the Company’s consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table represents the net operating loss related to the Wilshire Joint Venture Property, which is included in the Company’s consolidated statements of operations (amounts in thousands):

	Year Ended December 31,
	2022	2021
Operating (loss) income	$(3,942)	$(7,529)
The following table reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of December 31, 2022 and 2021 (amounts in thousands):

	December 31,
	2022	2021
ASSETS
Investments in real estate
Land	$—	$13,026
Building and improvements	—	5,218
Tenant improvements	—	467
	—	18,711
Accumulated depreciation	—	(520)
Investments in real estate, net	—	18,191
Properties under development and development costs:
Land	—	12,958
Development costs	—	3,189
Properties under development and development costs	—	16,147
Cash, cash equivalents and restricted cash	531	371
Prepaid expenses and other assets, net	19	13
Other receivables, net	26	69
Lease intangibles, net	—	29
TOTAL ASSETS (1)	$576	$34,820

LIABILITIES
Notes payable, net (2)	$—	$21,063
Accounts payable and accrued expenses	31	347
Amounts due to affiliates	—	4
Other liabilities	—	71
TOTAL LIABILITIES	$31	$21,485
(1)The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.
(2)As of December 31, 2021, includes approximately $0.2 million of deferred financing costs, net, as a contra-liability.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
5. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of December 31, 2022, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 9.4 years with a weighted-average remaining term (excluding options to extend) of approximately 5.8 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled approximately $0.1 million as of December 31, 2022 and 2021, respectively.
The following table presents the components of income from real estate operations for the year ended December 31, 2022 and 2021 (amounts in thousands):

	Year Ended December 31,
	2022	2021
Lease income - operating leases	$2,120	$1,935
Variable lease income (1)	667	496
Rental and reimbursements income	$2,787	$2,431
(1)Primarily includes tenant reimbursements for real estate taxes, insurance, consideration based on sales, common area maintenance, utilities, marketing, and certain other items including negative variable lease income.
As of December 31, 2022, the future minimum rental income from the Company’s wholly-owned properties under non-cancelable operating leases was as follows (amounts in thousands):

2023	$1,830
2024	1,860
2025	1,763
2026	1,475
2027	1,121
Thereafter	4,720
Total	$12,769
6. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of December 31, 2022 and 2021, the Company’s above-market lease intangibles, at-market lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	December 31, 2022			December 31, 2021
	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Liabilities	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Liabilities
Cost	$765	$—	$(247)	$1,661	$82	$(388)
Accumulated amortization	(457)	—	139	(1,176)	(67)	258
Total	$308	$—	$(108)	$485	$15	$(130)

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amortization of at-market lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental and reimbursements, respectively, in the consolidated statements of operations. The Company’s amortization of above-market lease intangibles, at-market lease intangibles and below-market lease liabilities for the years ended December 31, 2022 and 2021, were as follows (amounts in thousands):

	Above-Market Lease Intangibles		At-Market Lease Intangibles		Below-Market Lease Liabilities
	Year Ended December 31,		Year Ended December 31,		Year Ended December 31,
	2022	2021	2022	2021	2022	2021
Amortization	$(1)	$(7)	$(80)	$(127)	$22	$28
The scheduled future amortization of at-market lease intangibles and below-market lease liabilities as of December 31, 2022, was as follows (amounts in thousands):

	At-Market Lease Intangibles	Net Increase in Lease Revenues
2023	$75	$(23)
2024	67	(22)
2025	36	(13)
2026	32	(11)
2027	20	(8)
Thereafter	78	(31)
Total	$308	$(108)
7. DEFERRED LEASING COSTS, NET
Deferred leasing costs consist primarily of initial direct costs in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. As of December 31, 2022 and 2021, details of these deferred costs were as follows (amounts in thousands):

	December 31,
	2022	2021
Deferred leasing costs	$440	$350
Accumulated amortization	(87)	(80)
Deferred leasing costs, net	$353	$270
Amortization of deferred leasing costs is recorded in depreciation and amortization expense in the consolidated statements of operations. The Company’s deferred leasing costs amortization for the years ended December 31, 2022 and 2021, were as follows (amounts in thousands):

	Year Ended December 31,
	2022	2021
Amortization of deferred leasing costs	$(55)	$(36)
8. NOTES PAYABLE, NET
On December 24, 2019, the Company entered into a Loan Agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
The SRT Loan is secured by first deeds of trust on the Company’s five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes and 388 Fulton Street) as well as the Company’s Silverlake Collection located in Los Angeles. The SRT Loan was scheduled to mature on January 9, 2023. The Company has an option to extend the term of the loan for two additional twelve-month periods, subject to the satisfaction of certain covenants and conditions contained in the SRT Loan Agreement. On January 18, 2023, the Company and the SRT Lender extended the maturity date of the SRT Loan for an additional twelve-month period under the same terms and conditions. The new maturity date is January 9, 2024. The Company has the right to

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
prepay the SRT Loan in whole at any time or in part from time to time, as well as certain expenses, costs or liabilities potentially incurred by the SRT Lender as a result of the prepayment and subject to certain other conditions contained in the loan documents. Individual properties may be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement.
As of December 31, 2022, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity. Effective December 24, 2019, the Company entered into a derivative transaction with a financial institution with a notional amount of $18,000,000, representing an interest rate cap. The Company will receive a payment from the counterparty if the rate on SOFR exceeds 3.5%. The instrument is measured at fair value using readily observable market inputs, such as quotations on interest rates, and classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The Company paid $17 thousand for the derivative and it matures on January 9, 2023. The impact of the interest rate cap is immaterial for all periods reported and is included as a component of interest expense in the consolidated statements of operations.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. At December 31, 2022, the Company was in compliance with the loan requirements in effect as of that date.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
On May 7, 2019, the Company refinanced and repaid its financing from Loan Oak Fund, LLC with a new construction loan from ReadyCap Commercial, LLC (the “Lender”) (the “Wilshire Construction Loan”). The Wilshire Construction Loan had funding available up to a total of approximately $13.9 million, and an interest rate of 1-month LIBOR (with a floor of 2.467%) plus an interest margin of 4.25% per annum, payable monthly. On September 14, 2022, the Company entered into the Modification and Extension Agreement with the Lender to extend the maturity date of the Wilshire Construction Loan for an additional six-month period under the same terms and conditions. The new maturity date was November 10, 2022. On October 11, 2022, the Company consummated the disposition of the Wilshire Joint Venture Property for $16.5 million in cash, before customary closing and transaction costs. In connection with the disposition of the Wilshire Joint Venture Property, the Company repaid the principal balance of the Wilshire Construction Loan in the amount of $12.7 million, which was secured by a first Deed of Trust on the Wilshire Joint Venture Property.
On October 29, 2018, the Company entered into a loan agreement with Lone Oak Fund, LLC (the “Sunset & Gardner Loan”). The Sunset & Gardner Loan had a principal balance of approximately $8.7 million, and had an initial interest rate of 6.9% per annum. At each maturity date in October 2019, 2020, and 2021, in connection with an extension of the loan for an additional twelve-month period, the interest rate of the loan was changed to 6.5%, 7.3%, and 7.9%, respectively. On September 7, 2022, the Company extended the Sunset & Gardner Loan for an additional twelve-month period under the same terms, except an increase of the interest rate to 8.6% per annum. The new maturity date was October 31, 2023. The Sunset & Gardner Loan was secured by a first Deed of Trust on the Sunset & Gardner Property. In connection with the disposition of the Sunset & Gardner Joint Venture Property, we repaid the loan from Sunset & Gardner loan in the amount of $8.7 million.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of December 31, 2022 (amounts in thousands):

2023	$18,000
Total future principal payments	18,000
Notes payable, net	$18,000
The following table sets forth interest costs incurred by the Company for the periods presented (amounts in thousands):

	Year Ended December 31,
	2022	2021
Expensed
Interest costs, net of amortization of deferred financing costs	$1,698	$853
Amortization of deferred financing costs	720	412
Total interest expensed	$2,418	$1,265

Capitalized
Interest costs, net of amortization of deferred financing costs	$779	$1,430
Amortization of deferred financing costs	87	174
Total interest capitalized	$866	$1,604
As of December 31, 2022 and 2021, interest expense payable was approximately $0.1 million and $0.2 million, respectively, including an amount related to the variable interest entities of approximately $0.1 million as of December 31, 2021.
9. FAIR VALUE DISCLOSURES
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at December 31, 2022.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For the year ended December 31, 2022, the Company recorded impairment losses of approximately $3.5 million and $2.6 million, respectively, related to the development property owned by the Sunset & Gardner Joint Venture and the Wilshire Joint Venture Property, respectively. For the development property owned by the Sunset & Gardner Joint Venture the impairment amount was determined using Level 3 measurements, including the properties undiscounted cash flow, which took into account the property’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition. For the Wilshire Joint Venture Property the impairment amount was determined using purchase price per the disposition consummated on October 11, 2022, less costs to sell.
For the year ended December 31, 2021, the Company recorded impairment losses of approximately $5.6 million and $1.3 million, respectively, related to the Wilshire Joint Venture Property and the development property owned by the Sunset & Gardner Joint Venture, respectively. The impairment amounts were determined using Level 3 measurements, including each property’s undiscounted cash flow, which took into account each property’s expected cash flow from operations, anticipated holding period and estimated proceeds from disposition, as well as a terminal capitalization rate of 4.6%.
10. EQUITY
Common Stock
Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share.
On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross operating proceeds of $104.7 million, 391,182 shares of

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
common stock under the distribution reinvestment plan (“DRIP”) for gross offering proceeds of $3.6 million, granted 50,000 shares of restricted stock and issued 273,729 common shares to pay a portion of a special distribution on November 4, 2015. Cumulatively, through December 31, 2022, pursuant to the Original Share Redemption Program and the Amended and Restated Share Redemption Program (the “SRP”), the Company has redeemed 878,458 shares for $6.2 million.
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
Preferred Stock
The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2022 and 2021, no shares of preferred stock were issued and outstanding.
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
There were no share redemptions during the years ended December 31, 2022 and 2021.
Cumulatively, through December 31, 2022, pursuant to the Original Share Redemption Program and the Amended and Restated SRP, the Company has redeemed 878,458 shares sold in the Offering and/or its dividend reinvestment plan for $6.2 million.
Distributions
In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. The Company’s board of directors regularly evaluates the amount and timing of distributions based on the Company’s operational cash needs.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
In response to the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company determined to suspend the payment of any dividend for the quarter ending March 31, 2020, and to consider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of December 31, 2022.
11. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period.
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the years ended December 31, 2022 and 2021 (amounts in thousands, except shares and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator - basic and diluted
Net loss	$(11,762)	$(10,747)
Net loss attributable to non-controlling interests	(217)	(211)
Net loss attributable to common shares	$(11,545)	$(10,536)
Denominator - basic and diluted
Basic weighted average common shares	10,752,966	10,740,882
Common Units (1)	—	—
Diluted weighted average common shares	10,752,966	10,740,882
Loss per common share - basic and diluted
Net loss attributable to common shares	$(1.07)	$(0.98)
(1)For the years ended December 31, 2022 and 2021, the effect of 204,323 of convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
12. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor, which has been renewed for successive terms with a current expiration date of August 9, 2023. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company will pay the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. On August 12, 2022, the Company, the OP, and the Advisor, entered into the Tenth Amendment to the Advisory Agreement (the “Tenth Amendment”). The Tenth Amendment renews the term of the Advisory Agreement for an additional twelve-month period, beginning on August 10, 2022 and amends certain provisions in the Advisory Agreement with respect to the payment of certain fees as follows. The disposition fee payable to the Advisor will be reduced by half in connection with the sale of certain properties held by the Company. The financing coordination fee payable to the Advisor was waived in connection with the refinancings of the Wilshire Joint Venture Property and Sunset & Gardner Joint Venture Property. The asset management fee payable to the Advisor for the twelve-month period commencing August 2022 through July 2023 will be reduced to $250,000 in the aggregate. In all other material respects, the terms of the Advisory Agreement remain unchanged.
The Company is party to property management agreements with respect to each of its properties pursuant to which PUR was engaged to serve as property manager. The property management agreements expire August 10, 2023 and will automatically renew every year, unless expressly terminated.
On December 30, 2021, the Company obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. The Company has the right to prepay or repay the Unsecured Loan in whole or in part at any time without penalty. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by the Company. On March 15, 2022, the Company and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. On August 2, 2022, PUR Holdings Lender, LLC agreed to an additional six month extension at

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
the option of the Company to extend the maturity date until December 31, 2023. The Company declined both options to extend the maturity date of the Unsecured Loan. The Unsecured Loan is guaranteed by the Company. The Company paid $20 thousand in financing fees, at the close of the loan. On December 23, 2022 the Company paid off the outstanding balance of $3.0 million. Additionally the Company paid $154 thousand in accrued interest and an exit fee of $15 thousand.
On March 3, 2021, the Company obtained a $2.5 million Standby Loan Commitment (the “Loan”) from Glenborough Property Partners, LLC, an affiliate of the Advisor prior to April 1, 2021. As a result of the sale of Shops at Turkey Creek, refer to Note 3, “Real Estate Investments”, the Loan was not executed and as such, the Standby Commitment expired.
Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Year Ended December 31,		December 31,
Expensed	2022	2021	2022	2021
Legal leasing fees	$—	$2	$—	$—
Asset management fees	440	589	21	48
Reimbursement of operating expenses	18	57	—	—
Property management fees	108	65	16	11
Disposition fees	137	50	—	—
Total	$703	$763	$37	$59

Capitalized
Acquisition fees	$—	$11	$—	$4
Leasing fees	—	52	—	—
Legal leasing fees	—	10	—	—
Construction management fees	—	35	—	—
Financing coordination fees	—	87	—	—
Total	$—	$195	$—	$4
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
For the years ended December 31, 2022 and 2021, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
Property Management Fees
Under the property management agreements the Company pays property management fees calculated at a maximum of up to 4% of the properties’ gross revenue.
Disposition Fees
Under the Advisory Agreement, if the Advisor or its affiliates provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, the Advisor or its affiliates may be paid disposition fees up to 50% of a customary and competitive real estate commission, but not to exceed 3% of the contract sales price of each property sold. Pursuant to the Tenth Amendment the disposition fee payable to the Advisor was reduced by half in connection with the sale of the Wilshire Joint Venture Property and with the sale of the Sunset & Gardner Joint Venture Property.
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
14. SUBSEQUENT EVENTS
On January 18, 2023, the Company and the SRT Lender extended the maturity date of the SRT Loan for an additional twelve-month period under the same terms and conditions. The new maturity date is January 9, 2024.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION
December 31, 2021

(amounts in thousands)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)	Gross Amount of Which Carried at Close of Period					Life on which Depreciation in Latest Statement of Operations is Computed(3)
	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total (2)	Accumulated Depreciation	Acquisition Date
Topaz Marketplace	$—	$2,120	$10,724	$(12,590)	$254	$—	$254	$—	9/23/2011	n/a
400 Grove Street	1,450	1,009	1,813	—	1,009	1,813	2,822	(393)	6/14/2016	5-30
8 Octavia Street	1,500	728	1,847	801	728	2,648	3,376	(520)	6/14/2016	5-30
Fulton Shops	2,200	1,187	3,254	(49)	1,187	3,205	4,392	(681)	7/27/2016	5-30
450 Hayes	3,650	2,324	5,009	303	2,324	5,312	7,636	(1,120)	12/22/2016	5-30
388 Fulton	2,300	1,109	2,943	105	1,112	3,045	4,157	(649)	01/04/2017	5-30
Silver Lake	6,900	5,747	6,646	431	5,760	7,064	12,824	(1,475)	01/11/2017	5-30
Total	$18,000	$14,224	$32,236	$(10,999)	$12,374	$23,087	$35,461	$(4,838)
(1)The cost capitalized subsequent to acquisition may include negative balances resulting from the write-off and impairment of real estate assets, and parcel sales.
(2)The aggregate net tax basis of land and buildings for federal income tax purposes is $34.9 million.
(3)Buildings and building improvements are depreciated over their useful lives as shown. Tenant improvements are amortized over the life of the related lease, which with our current portfolio can vary from 1 year to over 15 years.

(in thousands)	Year Ended December 31,
	2022	2021
Real Estate:
Balance at the beginning of the year	$54,703	$59,764
Improvements	469	668
Dispositions	(17,159)	(101)
Impairments	(2,552)	(5,628)
Balance at the end of the year	$35,461	$54,703

Accumulated Depreciation:
Balance at the beginning of the year	$5,148	$3,797
Depreciation expense	963	1,452
Dispositions	(1,273)	(101)
Balance at the end of the year	$4,838	$5,148
See accompanying report of independent registered public accounting firm.

S-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 17, 2023.

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

Signature	Title(s)	Date

/s/ Todd A. Spitzer	Chairman of the Board	March 17, 2023
Todd A. Spitzer

/s/ Matthew Schreiber	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2023
Matthew Schreiber

/s/ Ryan Hess	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2023
Ryan Hess

/s/ Phillip I. Levin	Director	March 17, 2023
Phillip I. Levin

/s/ Jeffrey S. Rogers	Director	March 17, 2023
Jeffrey S. Rogers

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Loan Modification Agreement between Sunset & Gardner Investors LLC and Lone Oak Fund, LLC, dated August 1, 2022		10-Q	11/14/2022

10.2	Lease Agreement with La Conq, LLC		10-K	3/26/2021

10.3	Lease Agreement with Intent to Dine, LLC		10-K	3/25/2022

10.4	Lease Agreement with 450 Hayes Valley, LLC		10-K	3/25/2022

10.5	Loan Modification and Extension Agreement between 3032 Wilshire Investors LLC and ReadyCap Commercial, LLC, dated September 14, 2022		10-Q	11/14/2022

10.6	Purchase and Sale Agreement as amended for Wilshire Joint Venture Property		10-Q	11/14/2022

10.7	Tenth Amendment to the Advisory Agreement, dated August 15, 2022		10-Q	11/14/2022

10.8	Purchase and Sale Agreement for Sunset & Gardner Joint Venture Property	X

10.9	Limited Partnership Agreement of Strategic Realty Operating Partnership, L.P.		10-Q	05/14/2021

10.10	Loan Agreement between SRT SF Retail I, LLC and SRT LA Retail, LLC and PFP Holding Company VI, LLC, dated December 24, 2019		10-K	03/18/2020

10.11	Promissory Note with PFP Holding Company VI, LLC, dated December 24, 2019		10-K	03/18/2020

10.12	Advisory Agreement, dated August 10, 2013, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP, and SRT Advisor, LLC		10-Q	08/14/2013

21	Subsidiaries of the Company	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

S-3

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

S-4