Form 10-K/A
period 2022-12-31
Strategic Realty Trust, Inc.
filed 2023-04-27
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K/A
(Amendment No.1)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
Auditor PCAOB ID Number: 659 Auditor Name: Moss Adams LLP Auditor Location: Campbell, California
There is no established trading market for the registrant’s common stock. On May 26, 2021 the registrant’s board of directors approved an estimated value per share of its common stock as of February 28, 2021, of $3.43. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of May 26, 2021, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021. On December 28, 2022, the registrant’s board of directors approved an estimated value per share of the registrant’s common stock of $1.91 per share based on estimated value of the registrant’s real estate assets and the estimated value of the registrant’s tangible other assets less the estimated value of the registrant’s liabilities divided by the number of shares and operating partnership units outstanding, as of September 30, 2022. For a full description of the methodologies used to value the registrant’s assets and liabilities in connection with the calculation of the estimated value per share as of September 30, 2022, see Part II, Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Market Information” of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2022.
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, 10,728,475 shares of its common stock were held by non-affiliates.
As of April 24, 2023, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.

Explanatory Note
Strategic Realty Trust, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2023 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.
In accordance with Rules 12b-15 and 13a-14 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from our principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.
Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
We have provided below certain information about our executive officers and directors.

Name	Age*	Position
Todd A. Spitzer	62	Chairman of the Board and Independent Director
Phillip I. Levin	83	Independent Director
Jeffrey S. Rogers	54	Independent Director
Matthew Schreiber	42	Chief Executive Officer, Assistant Secretary and Director
Domenic Lanni	52	Chief Operating Officer
Ryan Hess	34	Chief Financial Officer, Chief Accounting Officer and Treasurer
*As of April 1, 2023
Todd A. Spitzer has served as one of our independent directors since January 22, 2014. Mr. Spitzer has also served as the Chairman of our board of directors. Mr. Spitzer is currently the District Attorney for Orange County, California, taking office in January of 2019. Prior to his election as District Attorney, Mr. Spitzer served as Supervisor for the Third District of Orange County. Mr. Spitzer previously chaired the Orange County California Transportation Authority’s Finance and Administration Committee from January 2013 to December of 2018, where he oversaw the finances of the $1.2 billion agency, as well as the funds managed through the county’s transportation taxes. From January 2013 until December of 2018, he was also a voting member of the Foothill and San Joaquin Hills Transportation Corridor Agencies. In addition, from 2011 to January 2019, Mr. Spitzer was a consultant and social media advisor with expertise designing social media platforms and policies for broker-dealers regulated by FINRA and the SEC. From 2010 to the present, Mr. Spitzer has also served as an attorney at law at the Spitzer Law Office. From 2008 through 2010, Mr. Spitzer served as an assistant district attorney in the Orange County California District Attorney’s Office. Between December 2002 and November 2008, Mr. Spitzer served as an elected member of the California State Assembly. Mr. Spitzer earned a Master in Public Policy degree from the University of California, Berkeley in Berkeley, California, a Juris Doctorate degree from the University of California Hastings College of Law, in San Francisco, California, and a Bachelor of Arts degree in Government from the University of California, Los Angeles in Los Angeles, California.

The board of directors has determined that Mr. Spitzer is qualified to serve as one of our directors due to the depth of his experience in public policy and governance and his professional experience as an attorney.
Philip I. Levin has served as one of our independent directors since April 2011. Mr. Levin has served, since 1991, as President of Levin Development Company, a real estate development and consulting firm. Prior to founding Levin Development Company in 1991, Mr. Levin served for approximately 16 years with Coopers & Lybrand, L.L.P. (now PricewaterhouseCoopers), where he became the Managing Partner of the firm’s consulting practice in Michigan. From 1970 to 1974, Mr. Levin served as Manager of the Consulting Services Division of Arthur Young & Company (now Ernst & Young) in Toledo, Ohio. Prior to joining Arthur Young & Company, Mr. Levin served as a Financial Analyst for Ford Motor Company for approximately eight years. Mr. Levin holds a Master of Business Administration in Finance and a Bachelor of Science degree in Accounting from the University of Pittsburgh.
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
Jeffrey S. Rogers has served as one of our independent directors since March 2009. Mr. Rogers is the President and Chief Executive Officer of LiftForward, Inc., which provides OEMs, banks and retailers with software that power subscription programs. Prior to LiftForward, Mr. Rogers was the President and Chief Operating Officer of Integra Realty Resources, Inc., which is the largest commercial real estate valuation firm in the country. Integra’s customers include the country’s largest REITs, pension funds, and financial institutions. Prior to joining Integra, Mr. Rogers held other operating positions and worked on Wall Street as an investment banker. Mr. Rogers currently serves on the Boards of US Strategic Metals, Directors of Star Mountain Lower Middle-Market Capital Corp. and Sol-Reit, LCC. Also, Mr. Rogers previously served on the Advisory Board of McKissack and McKissack, a construction company focused on large scale projects on the East Coast and on the board of the Young Presidents Organization where he served as Audit Committee Chairman. Mr. Rogers earned a Master of Business Administration degree from The Darden School, University of Virginia in Charlottesville, Virginia, a Juris Doctorate degree from Washington and Lee University School of Law in Lexington, Virginia and a Bachelor of Arts degree in Economics from Washington and Lee University.
The board of directors has determined that Mr. Rogers is qualified to serve as one of our directors due to his previous leadership position with a commercial real estate valuation and counseling firm and his professional experience.
Matthew Schreiber has served as our Chief Executive Officer and as a member of our board of directors since February 2022. Prior to his appointment as Chief Executive Officer, Mr. Schreiber served as our Chief Operating Officer and Senior Vice President, positions he had held since May 2021. Mr. Schreiber serves as Principal of L3 Capital, LLC ("L3 Capital"), a position he has held since July 2018. L3 Capital is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. Effective April 1, 2021, our advisor, SRT Advisor, LLC, was acquired by PUR SRT Advisors LLC ("PUR"), an affiliate of PUR Management LLC, which is an affiliate of L3 Capital. Since joining L3 Capital in September 2014, Mr. Schreiber has been responsible for sourcing new investment opportunities for the firm and originating equity capital for the firm’s investment activities. From August 2010 to August 2014, Mr. Schreiber was a Director of Acquisitions & Dispositions at Host Hotels & Resorts, Inc. (NYSE: HST) (“Host”). At Host, Mr. Schreiber identified potential acquisitions in major markets along the east and west coasts as well as Chicago. From February 2005 to August 2010, Mr. Schreiber was an Associate Director at CB Richard Ellis (NYSE: CBG), where he participated in the disposition of over $500 million of assets across the United States and Europe. From January 2004 to January 2005, Mr. Schreiber served as an Investment Analyst at Mid-America Real Estate Group, where he was responsible for underwriting, market research, and the management of the due diligence process on behalf of clients. Mr. Schreiber earned a BA degree in Communication from Denison University. Mr. Schreiber is a member of both the International Council of Shopping Centers and the Urban Land Institute.
The board of directors has determined that Mr. Schreiber is qualified to serve as one of our directors due to his significant experience in the management of public and private real estate companies.
Domenic Lanni has served as Chief Operating Officer since February 2022. Mr. Lanni serves as Co-Founder and Managing Principal at L3 Capital. Mr. Lanni is responsible for overall strategic direction, sourcing investment opportunities, and originating capital for L3 Capital’s principal investment activities. Prior to co-founding L3 Capital in 2009, Mr. Lanni was a Vice President in the Acquisitions group at RREEF, a member of the Deutsche Bank Group, which he joined in 2007. At RREEF he worked as an officer in the Value Add group and oversaw $1.2 billion of development projects in Illinois, New York and Texas. Mr. Lanni’s responsibilities included the sourcing and execution of value-add projects throughout the United States on behalf of institutional clients. Prior to joining RREEF in 2007, Mr. Lanni was a Vice President of Development for JFA where he was responsible for sourcing and executing mixed-use development projects throughout the Midwest. During his tenure at JFA, he managed development projects consisting of residential, retail and hotel components. Previously, he worked in Jones Lang LaSalle’s development group on consulting and transactional work.
Mr. Lanni received his MBA from Kellogg School of Management at Northwestern University and MS and BS degrees in Civil Engineering from the University of Massachusetts. He is a licensed real estate broker in Illinois. He is also an active member of the International Council of Shopping Centers.
Ryan Hess has served as Chief Financial Officer and Treasurer since May 2021. Effective October 15, 2021, he also serves as Chief Accounting Officer. Mr. Hess serves as Chief Financial Officer of L3 Capital, a position he has held since February 2023. Prior to this Mr. Hess served as Controller of L3 Capital, a position he held since January 2017. Since joining L3 Capital in 2017, Mr. Hess has overseen all accounting, cash management, financial reporting, investor reporting, debt capital markets, and tax matters at both the corporate and investment levels. Mr. Hess also works with L3 Capital’s asset management team to maximize operating and financial returns. From April 2013 to December 2016, Mr. Hess was an Assurance Manager in RSM US LLP’s National Real Estate Group focusing on real estate private equity funds, developers, senior living operators, and joint venture structured investments. From September 2011 to April 2013, Mr. Hess was a staff accountant with FGMK LLC focusing on audit and tax.
Mr. Hess received a BS in Business with an emphasis in Accounting and Finance from Indiana University. Mr. Hess is a Certified Public Accountant, licensed in the state of Illinois. Mr. Hess is a member of the American Institute of Certified Public Accountants (AICPA) and the Illinois CPA Society.
Audit Committee
Our board of directors has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary function is to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls that management has established and the audit and financial reporting process. The current members of the audit committee are Phillip I. Levin, Jeffrey S. Rogers and Todd A. Spitzer, each an independent director. Mr. Levin is the designated audit committee financial expert. Mr. Levin and Mr. Spitzer are co-chairs of the audit committee.
The audit committee operates under a written charter. A copy of the audit committee charter is available on our website at www.srtreit.com.
ITEM 11. EXECUTIVE COMPENSATION
Executive Officer Compensation
None of our executive officers are employed by us or receive any compensation from us in exchange for their service as our executive officers. Currently, Matthew Schreiber serves as our Chief Executive Officer, Domenic Lanni serves as our Chief Operating Officer, and Ryan Hess serves as our Chief Financial Officer, Chief Accounting Officer and Treasurer. We have no other executive officer positions. Our executive officers are officers and/or employees of our advisor or its affiliates, and our executive officers are compensated by our advisor or its affiliates, in part, for their services to us or our subsidiaries. See “Certain Relationships and Related-Party Transactions” below for a discussion of the fees paid to our advisor and its affiliates.
Director Compensation
If a director is also one of our executive officers or an affiliate of our advisor, we do not pay any compensation to that person for services rendered to us as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor.

The following table sets forth the compensation paid to our directors for the year ended December 31, 2022:

Name	Fees Earned or Paid in Cash (1)	All Other Compensation	Total
Phillip I. Levin	$50,000	$—	$50,000
Jeffrey S. Rogers	40,000	—	40,000
Todd A. Spitzer	50,000	—	50,000
Andrew Batinovich(2)
Matthew Schreiber (3)	—	—	—
(1)The amounts shown in this column include fees earned for services rendered in 2022, regardless of when paid.
(2)Andrew Batinovich served as a director until his resignation on February 2, 2022. He did not receive compensation as a director because he also served as our Chief Executive Officer and Corporate Secretary.
(3)Matthew Schreiber does not receive compensation as a director because he serves as our Chief Executive Officer.
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
Compensation Committee Interlocks and Insider Participation
We currently do not have a compensation committee of our board of directors or another committee performing a similar function because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The following table sets forth the beneficial ownership of our common stock as of April 27, 2023 for each person or group that holds more than 5% of our common stock, for each of our current directors and executive officers and for our current directors and executive officers as a group. To our knowledge, each person that beneficially owns our shares has sole voting and disposition power with regard to such shares.
Unless otherwise indicated below, each person or entity has an address in care of our principal executive offices at 550 W. Adams St., Suite 200, Chicago, Illinois 60661.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of All Shares
Todd A. Spitzer	—	—
Phillip I. Levin	10,092	*
Jeffrey S. Rogers	14,399	*
Matthew Schreiber	—	—
Domenic Lanni	—	—
Ryan Hess	—	—
All directors and executive officers as a group	24,491	*
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The following describes all transactions and currently proposed transactions between us and any related person, since January 1, 2021, in which more than $120,000 was or will be involved and such related person had or will have a direct or indirect material interest. Our independent directors are specifically charged with and have examined the fairness of such transactions to our stockholders, and (except as noted below) are of the view that all such transactions are fair and reasonable to us.
Fees Paid to our Advisor
In August 2013, we entered into an advisory agreement with our advisor. Effective April 1, 2021, our advisor was acquired by PUR SRT Advisors LLC (“PUR”), an affiliate of PUR Management LLC, which is an affiliate of L3 Capital. As a result of this transaction, PUR controls our advisor. Previously, our advisor was an affiliate of Glenborough, LLC (together with its affiliates, "Glenborough"), a privately held real estate investment and management company. On August 12, 2022, we, our operating partnership, and SRT Advisor, LLC, our advisor, entered into the Tenth Amendment to the Advisory Agreement (the “Tenth Amendment”). The Tenth Amendment renews the term of the Advisory Agreement for an additional twelve-month period, beginning on August 10, 2022 and amends certain provisions in the Advisory Agreement with respect to the payment of certain fees as discussed below. In all other material respects, the terms of the Advisory Agreement remain unchanged.
Pursuant to the terms of the Advisory Agreement, we pay our advisor the fees described below, subject to certain limitations set forth in the Advisory Agreement and our charter.
•We pay our advisor an acquisition fee equal to 1% of (1) the cost of each investment acquired directly by us or (2) our allocable cost of an investment acquired pursuant to a joint venture, in each case including purchase price, acquisition expenses and any debt attributable to such investments. For the years ended December 31, 2022 and 2021, we paid our advisor $0 and $11,000, respectively, in acquisition fees.
•We pay our advisor an origination fee equal to 1% of the amount funded by us to acquire or originate real estate-related loans, including any acquisition expenses related to such investment and any debt used to fund the acquisition or origination of the real estate-related loans. We will not pay an origination fee to our advisor with respect to any transaction pursuant to which we are required to pay our advisor an acquisition fee. For the years ended December 31, 2022 and 2021, we did not acquire or originate any real estate related loans.
•We pay our advisor a financing coordination fee equal to 1% of the amount made available and/or outstanding under any (1) financing obtained or assumed, directly or indirectly, by us or our operating partnership and used to acquire or originate investments, or (2) the refinancing of any financing obtained or assumed, directly or indirectly, by us or our operating partnership. Pursuant to the Tenth Amendment the financing coordination fee payable to our advisor was waived in connection with the refinancings of the Wilshire Joint Venture Property and Sunset & Gardner Joint Venture Property. For the years ended December 31, 2022 and 2021, we paid our advisor financing coordination fees of $0 and $87,000, respectively.
•We pay our advisor a disposition fee of up to 50% of a competitive real estate commission, but not to exceed 3% of the contract sales price, in connection with the sale of an asset in which our advisor or any of its affiliates provides a substantial amount of services, as determined by our independent directors. Pursuant to the Tenth Amendment the disposition fee payable to our advisor was reduced by half in connection with the sale of the Wilshire Joint Venture Property and with the sale of the Sunset & Gardner Joint Venture Property. For the years ended December 31, 2022 and 2021, we paid our advisor $137,000 and $50,000, respectively, in disposition fees.
•We pay our advisor an asset management fee equal to a monthly fee of 1/12th of 0.6% of the higher of (1) aggregate cost on a U.S. generally accepted accounting principles (“GAAP”) basis (before non-cash reserves and depreciation) of all investments we own, including any debt attributable to such investments or (2) the fair market value of our investments (before non-cash reserves and deprecation) if our board has authorized the estimate of a fair market value of our investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year. The Tenth Amendment amended the asset management fee payable to our advisor for the twelve-month period commencing August 2022 through July 2023 to $250,000 in the aggregate. For the years ended December 31, 2022 and 2021, we paid our advisor $440,000 and $589,000, respectively, in asset management fees, of which $21,000 and $48,000 remained payable to our advisor at December 31, 2022 and 2021, respectively.
In addition to the fees we will pay to our advisor, we or our operating partnership will pay directly, or reimburse our advisor for, certain third-party expenses paid or incurred by our advisor or its affiliates in connection with the services our advisor provides pursuant to the Advisory Agreement, subject to certain limitations as set forth in the Advisory Agreement. Those limitations include the 2%/25% Guidelines discussed below with respect to certain general and administrative expenses. In addition, under the Advisory Agreement, to the extent that our advisor or any affiliate receives fees from any of our subsidiaries for services rendered to such subsidiary, then the amount of such fees will be offset against any amounts due to our advisor for the same services. For the years ended December 31, 2022 and 2021 we reimbursed our advisor $18,000 and $57,000, respectively, of operating expenses.
2%/25% Guidelines
Under the Advisory Agreement, our advisor and its affiliates are entitled to reimbursement of actual expenses incurred for certain administrative and other services provided to us for which they do not otherwise receive a fee. We will not reimburse our advisor for any of its personnel costs or other overhead costs except for customary reimbursements for personnel costs under property management agreements entered into between our operating partnership and our advisor or its affiliates. We will not reimburse our advisor or its affiliates at the end of any fiscal quarter in which “total operating expenses” for the four consecutive fiscal quarters then ended, or the expense year, exceed the greater of (1) 2% of our average invested assets or (2) 25% of our net income for such expense year, which we refer to as the “2%/25% Guidelines.” Our advisor is required to reimburse us quarterly for any amounts by which our total operating expenses exceed the 2%/25% Guidelines in the previous expense year (the “Excess Amount”), unless (1) we elect to subtract such Excess Amount from the “total operating expenses” for the subsequent fiscal quarter, or (2) the independent directors determine that the excess expenses are justified based on unusual and non-recurring factors which they deem sufficient. If the independent directors determine that the excess expenses are justified based on unusual and nonrecurring factors, the Excess Amount may be carried over and included in “total operating expenses” in subsequent expense years and we will send our stockholders written disclosure, together with an explanation of the factors of the independent directors considered in making such a determination. The determination will also be reflected in the minutes of the board of directors. For the four consecutive quarters ended December 31, 2022, total operating expenses represented approximately 1.7% and (53.9)% of our average invested assets and our net income, respectively.
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
Issuance of Special Units to Advisor
Pursuant to the Advisory Agreement, in April 2014 we caused our operating partnership to issue to our advisor a separate series of limited partnership interests of our operating partnership in exchange for a capital contribution to our operating partnership of $1,000. The terms of the special units entitle our advisor to (i) 15% of our net sale proceeds upon disposition of our assets after our stockholders receive a return of their investment plus a 7% cumulative, non-compounded rate of return or (ii) an equivalent amount in the event we list our shares of common stock on a national securities exchange or upon certain terminations of the Advisory Agreement after our stockholders are deemed to have received a return of their investment plus a 7% cumulative, non-compounded rate of return.
Property Management Agreement
In August 2013, Glenborough and wholly owned subsidiaries of our operating partnership entered into property and asset management agreements with respect to each of our current properties (the “Property Management Agreements”). Effective April 1, 2021, Glenborough and PUR entered into an agreement pursuant to which PUR would perform the duties required and receive the benefits of the Property Management Agreements between Glenborough and us, subject to Glenborough’s supervision. In February 2022, Glenborough assigned its interest in the Property Management Agreements to PUR.
Pursuant to the Property Management Agreements, our property manager supervises, manages, leases, operates and maintains each of our properties. For the years ended December 31, 2022 and 2021, we paid PUR $108,000 and $65,000, respectively, in property management fees, $16,000 and $11,000 of which was unpaid as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, we paid PUR $0 and $52,000, respectively, in leasing fees. For the years ended December 31, 2022 and 2021, we paid PUR $0 and $10,000, respectively, in legal leasing fees. For the years ended December 31, 2022 and 2021, we paid PUR $0 and $35,000, respectively, in construction management fees.
Pursuant to each Property Management Agreement, we pay our property manager the following fees, subject to certain limitations:
•An annual property management fee equal to 4% of the “gross revenue” (as defined in the Property Management Agreements) of the property subject to the property management agreement.
•In connection with coordinating and facilitating all construction, including all maintenance, repairs, capital improvements, common area refurbishments and tenant improvements, on a project-by-project basis, a construction management fee equal to 5% of the hard costs for the project in question.
•A market-based leasing fee for the leases of new tenants, and for expansions, extensions and renewals of existing tenants.
•A market-based legal leasing fee for the negotiation and production of new leases, renewals and amendments.
Each Property Management Agreement has an initial term of one year and will automatically renew for successive one-year terms unless either party provides written notice to the other party at least 30 days prior to the expiration of the then-current term. We have the right to terminate each Property Management Agreement upon 30 days’ written notice to our property manager for cause. In addition, we have the right to terminate each Property Management Agreement for any reason upon 60 days’ written notice to at any time after the end of the first year of the term of each property management agreement.
Additional Related Party Transactions
Standby Loan Commitment with Glenborough Property Partners, LLC
On March 3, 2021, we obtained a $2.5 million Standby Loan Commitment (the “Loan”) from Glenborough Property Partners, LLC, an affiliate of our advisor prior to April 1, 2021. As a result of the sale of Shops at Turkey Creek, the Loan was not executed and as such, the Standby Commitment expired.
Unsecured Loan to PUR Holdings Lender, LLC
On December 30, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of our advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan requires draw downs in increments of no less than approximately $0.3 million. We have the right to prepay or repay the Unsecured Loan in whole or in part at any time without penalty. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. On August 2, 2022, PUR Holdings Lender, LLC agreed to an additional six month extension to extend the maturity date until December 31, 2023 at our option. We declined both options to extend the maturity date of the Unsecured Loan. The Unsecured Loan was guaranteed by us. We paid $20 thousand in financing fees, at the close of the loan. On December 23, 2022 we paid off the outstanding balance of $3.0 million. Additionally, we paid $154 thousand in accrued interest and an exit fee of $15 thousand.
Policies and Procedures for Conflict Resolution and Review of Related-Party Transactions
We are subject to potential conflicts of interest arising out of our relationship with our advisor and its affiliates. These conflicts may relate to compensation arrangements, the terms and conditions on which various transactions might be entered into by us and our advisor or its affiliates and other situations in which our interests may differ from those of our advisor or its affiliates. We have adopted the procedures set forth below to address these potential conflicts of interest.
Independent Directors
Our charter requires that the independent directors review and approve all transactions between us and our advisor, any of our officers or directors or any of their affiliates. Prior to entering into a transaction with a related party, a majority of the directors must conclude that the transaction is fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties. However, the independent directors may not take any action which, under Maryland law, must be taken by the entire board of directors. The independent directors, as a group, are authorized to retain their own legal and financial advisors. Among the matters we expect the independent directors to review and act upon are:
•the continuation, renewal or enforcement of our agreements with our advisor and its affiliates, including the Advisory Agreement and the Property Management Agreements;

•transactions with affiliates, including our directors and officers;
•awards under our long-term incentive plan; and
•pursuit of a potential liquidity event.
Those conflict of interest matters that cannot be delegated to the independent directors as a group are to be acted upon by both the board of directors and the independent directors.
Compensation Involving Our Advisor and its Affiliates
The independent directors evaluate at least annually whether the compensation that we contract to pay to our advisor and its affiliates is reasonable in relation to the nature and quality of services performed and that such compensation is within the limits prescribed by our charter. The independent directors supervise the performance of our advisor and its affiliates and the compensation we pay to them to determine that the provisions of our compensation arrangements are being performed appropriately. This evaluation is based on the factors set forth below as well as any other factors deemed relevant by the independent directors:
•the quality and extent of the services and advice furnished by our advisor;
•the amount of fees paid to our advisor in relation to the size, composition and performance of our investments;
•the success of our advisor in generating investment opportunities that meet our investment objectives;
•rates charged to other externally advised REITs and similar investors by advisors performing similar services;
•additional revenues realized by our advisor and its affiliates through their relationship with us, whether we pay them or they are paid by others with whom we do business;
•the performance of our investments, including income, conservation and appreciation of capital, frequency of problem investments and competence in dealing with distress situations; and
•the quality of our investments relative to the investments generated by our advisor for its own account.
The independent directors record these factors in the minutes of the meetings at which they make such evaluations.
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
Director Independence
We have a four-member board of directors. We do not consider Matthew Schreiber to be an independent director. Mr. Schreiber is affiliated with our advisor and property manager and currently serves as our chief executive officer. The three remaining directors comprising our current board of directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. Although our shares are not listed on any national securities exchange, we consider our three independent directors, who constitute a majority of our board of directors and all of the members of the audit committee, to be “independent” as defined by the NYSE.
Our charter provides that a majority of the directors must be “independent directors.” As defined in our charter, an “independent director” is a person who is not, on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly, associated with our sponsor or our advisor by virtue of (1) ownership of an interest in our sponsor, our advisor, or any of their affiliates, other than us; (2) employment by our sponsor, our advisor, or any of their affiliates; (3) service as an officer or director of our sponsor, our advisor, or any of their affiliates, other than as one of our directors; (4) performance of services, other than as a director, for us; (5) service as a director or trustee of more than three real estate investment trusts organized by our sponsor or advised by our advisor; or (6) maintenance of a material business or professional relationship with our sponsor, our advisor, or any of their affiliates. A business or professional relationship is considered “material” if the aggregate gross revenue derived by the director from our sponsor, our advisor, or any of their affiliates (excluding fees for serving as an independent director of us or other REIT or real estate program organized or advised or managed by our advisor or its affiliates) exceeds five percent of either the director’s annual gross revenue during either of the last two years or the director’s net worth on a fair market value basis. An indirect association with our sponsor or our advisor shall include circumstances in which a director’s spouse, parent, child, sibling, mother- or father-in-law, son- or daughter-in-law or brother- or sister-in-law is or has been associated with our sponsor, our advisor, or any of their affiliates or us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Auditors
During the year ended December 31, 2022, Moss Adams served as our independent auditor and provided certain other services. Moss Adams has served as our independent auditor since April 2013. The audit committee intends to engage Moss Adams as our independent auditor to audit our financial statements for the year ending December 31, 2023. The audit committee may, however, select new auditors at any time in the future in its discretion if it deems such decision to be in our best interest. Any decision to select new auditors would be disclosed to the stockholders in accordance with applicable securities laws.
Pre-Approval Policies
The audit committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC. All services rendered by our independent registered public accounting firm for the years ended December 31, 2022 and 2021 were pre-approved in accordance with the policies and procedures described above.

Audit Fees and Non-Audit Fees
The aggregate fees billed to us for professional accounting services, including the audit of our financial statements and the non-audit fees charged to us by our independent registered public accounting firm, all of which were pre-approved by the audit committee, are set forth in the table below.

	2022	2021
Audit fees	$160,000	$245,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$160,000	$245,000
For purposes of the preceding table, all professional fees are classified as follows:
•Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by our independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
•Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews, and consultation concerning financial accounting and reporting standards.
•Tax fees — These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state, and local issues. Services may also include assistance with tax audits and appeals before the Internal Revenue Service and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.
•All other fees — These are fees for any services not included in the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following exhibits are filed as part of this Annual report on Form 10-K/A:
(b) Exhibits
31.1    Certifications of the Principal Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certifications of the Principal Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of April, 2023.

Strategic Realty Trust, Inc.

By:	/s/ Matthew Schreiber
Matthew Schreiber
Chief Executive Officer and Director (Principal Executive Officer)