Form 10-Q
period 2023-03-31
Strategic Realty Trust, Inc.
filed 2023-05-15
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 8, 2023, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 (the “2022 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations and comprehensive income, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Investments in real estate
Land	$12,374	$12,374
Building and improvements	22,175	22,140
Tenant improvements	947	947
	35,496	35,461
Accumulated depreciation	(5,058)	(4,838)
Investments in real estate, net	30,438	30,623
Cash, cash equivalents and restricted cash	2,590	3,471
Prepaid expenses and other assets	429	152
Tenant receivables, net of $83 and $19 bad debt reserve	861	841
Deferred leasing costs, net	343	353
Lease intangibles, net	289	308
TOTAL ASSETS (1)	$34,950	$35,748
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$17,960	$18,000
Accounts payable and accrued expenses	287	285
Amounts due to affiliates	38	37
Other liabilities	143	172
Below-market lease liabilities, net	102	108
TOTAL LIABILITIES	18,530	18,602
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,752,966 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	110	110
Additional paid-in capital	94,644	94,644
Accumulated deficit	(78,569)	(77,852)
Accumulated other comprehensive income	5	—
Total stockholders’ equity	16,190	16,902
Non-controlling interests	230	244
TOTAL EQUITY	16,420	17,146
TOTAL LIABILITIES AND EQUITY	$34,950	$35,748
(1)As of March 31, 2023 and December 31, 2022, includes approximately $0.2 million and $0.6 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities. Refer to Note 3. “Variable Interest Entities”.
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Rental and reimbursements	$627	$734

Expense:
Operating and maintenance	362	485
General and administrative	375	437
Depreciation and amortization	253	294
Interest expense	368	320
	1,358	1,536
Operating loss	(731)	(802)

Net loss	(731)	(802)
Net loss attributable to non-controlling interests	(14)	(15)
Net loss attributable to common stockholders	$(717)	$(787)

Loss per common share - basic and diluted	$(0.07)	$(0.07)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,752,966	10,752,966

Other comprehensive income:
Unrealized gain on interest rate cap	$5	$—
Comprehensive loss attributable to common stockholders	$(712)	$(787)
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

Three Months Ended March 31, 2023 and 2022

	Number of Shares	Par Value	APIC(1)	Accumulated Deficit	AOCI(2)	Total Stockholders’ Equity	NCI(3)	Total Equity
BALANCE — December 31, 2022	10,752,966	$110	$94,644	$(77,852)	$—	$16,902	$244	$17,146
Net loss	—	—	—	(717)	—	(717)	(14)	(731)
Unrealized gain on interest rate cap	—	—	—	—	5	5	—	5
BALANCE — March 31, 2023	10,752,966	$110	$94,644	$(78,569)	$5	$16,190	$230	$16,420

BALANCE — December 31, 2021	10,752,966	$110	$94,644	$(66,307)	$—	$28,447	$461	$28,908
Net loss	—	—	—	(787)	—	(787)	(15)	(802)
BALANCE — March 31, 2022	10,752,966	$110	$94,644	$(67,094)	$—	$27,660	$446	$28,106
(1) APIC: Additional paid-in capital
(2) AOCI: Accumulated other comprehensive income
(3) NCI: Non-controlling interest
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(731)	$(802)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on interest rate cap	5	—
Straight-line rent	(10)	(93)
Amortization of deferred financing costs	13	108
Depreciation and amortization	253	294
Amortization of above and below-market leases	(6)	(4)
Provision for losses on tenant receivable	64	21
Other	—	42
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(17)	(63)
Tenant receivables	(74)	12
Accounts payable and accrued expenses	(33)	(259)
Amounts due to affiliates	1	(8)
Other liabilities	(29)	(72)
Net cash used in operating activities	(564)	(824)

Cash flows from investing activities:
Investment in properties under development and development costs	—	(426)
Improvements and capital expenditures	—	(79)
Payments for leasing costs	(4)	(5)
Net cash used in investing activities	(4)	(510)

Cash flows from financing activities:
Proceeds from notes payable from investments in consolidated variable interest entities	—	152
Loan proceeds from an affiliate	—	1,350
Payment of loan fees and financing costs	(313)	—
Net cash (used in) provided by financing activities	(313)	1,502

Net (decrease) increase in cash, cash equivalents and restricted cash	(881)	168
Cash, cash equivalents and restricted cash – beginning of period	3,471	2,407
Cash, cash equivalents and restricted cash – end of period	$2,590	$2,575

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Change in accrued liabilities capitalized to investment in development	$—	$9
Amortization of deferred loan fees capitalized to investment in development	—	44
Changes in capital improvements and leasing costs, accrued but not paid	35	—
Cash paid for interest, net of amounts capitalized	$347	$193
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. The Company is currently externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2023. The current term of the Advisory Agreement terminates on August 9, 2023. As of April 2021, the advisor is an affiliate of PUR Management LLC (“PUR”), which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of March 31, 2023 and December 31, 2022, the Company owned 98.1% of the limited partnership interests in the OP.
The Company’s principal demands for funds are the payment of operating expenses and the interest on outstanding indebtedness. The Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its cash needs will be funded using cash from operations, future asset sales and debt financing.
The Company manages a portfolio of income-producing retail properties located in California. As of March 31, 2023, the Company’s portfolio was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in California, as well as an improved land parcel. As of March 31, 2023, the rentable space at the Company’s retail properties was 88% leased.
The Company’s focus in 2023 is exploring strategic alternatives available to it to provide liquidity to its stockholders. On May 12, 2023, the board of directors unanimously approved the sale of all of the Company’s assets and the dissolution of the Company pursuant to the terms of a plan of complete liquidation and dissolution of the Company (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. Refer to Note 13. “Subsequent Events” for additional information.
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
The Company’s cash demands have been primarily funded by cash provided by property operations, debt financings and the sales of properties. The COVID-19 pandemic had a material detrimental impact on the Company’s retail tenants and their ability to pay rent and consequently on the Company’s liquidity. As of March 31, 2023, the Company had approximately $2.4 million in cash and cash equivalents. In addition, the Company had approximately $0.2 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The SRT Loan (as defined below) is secured by six of the Company’s core urban properties in Los Angeles and San Francisco. The SRT Loan does not have restrictive covenants that could trigger a default caused by tenants not paying rent or seeking rent relief. We have exercised one extension option and the SRT Loan has one remaining extension option available, with covenants and conditions and while there is no guarantee of meeting the covenants and conditions, management believes they would exercise the extension options, or refinance if needed.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. During the three months ended March 31, 2023 and 2022, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 3. “Variable Interest Entities” for additional information.
Derivative Instruments and Hedging Activities
The Company measures derivative instruments at fair value and records them as assets or liabilities, depending on its rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.
The Company does not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets. The Company does not use derivatives for trading or speculative purposes. For the periods presented, the Company's derivative, comprised of an interest rate cap, qualified and was designated as a cash flow hedge, and was not deemed ineffective.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$2,357	$2,117
Restricted cash	233	458
Total cash, cash equivalents, and restricted cash	$2,590	$2,575
Recent Accounting Pronouncements

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The FASB issued the following ASUs, which could have potential impact to the Company’s condensed consolidated financial statements:
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time through December 31, 2022. The adoption of Reference Rate Reform did not have an impact on the Company’s consolidated financial statements. As a result of the adoption the Company did not modify any existing debt agreements.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (“ASU 2016-13”). ASU 2016-13 requires a financial asset, measured at amortized cost basis to be presented at the net amount expected to be collected. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Adjustments resulting from adopting ASU 2016-13 shall be applied through a cumulative-effect adjustment to retained earnings. In November 2019, the FASB issued ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) Effective Dates (“ASU 2019-10”). ASU 2019-10 extended the mandatory effective date for smaller reporting companies to beginning after December 15, 2022. The adoption of Financial Instruments - Credit Losses did not have an impact on the Company’s consolidated financial statements.
3. VARIABLE INTEREST ENTITIES
The Company had variable interests in, and was the primary beneficiary of, variable interest entities (“VIEs”) through its investments in (i) the Sunset & Gardner Joint Venture and (ii) the 3032 Wilshire Joint Venture. The Company has consolidated the accounts of these variable interest entities.
Sale of Joint Venture Properties
On December 21, 2022, the Company consummated the disposition of the Sunset & Gardner Joint Venture Property to an unaffiliated third party for $12.9 million in cash, before customary closing and transaction costs.
The Company’s condensed consolidated statements of operations and comprehensive income include a net operating loss of approximately $23 thousand for the three months ended March 31, 2023 and a net operating gain of approximately $208 thousand for the three months ended March 31, 2022, related to the Sunset & Gardner Joint Venture Property.
On October 11, 2022, the Company consummated the disposition of the Wilshire Joint Venture Property to an unaffiliated third party for $16.5 million in cash, before customary closing and transaction costs.
The Company’s condensed consolidated statements of operations include net operating losses of approximately $70 thousand and $379 thousand for the three months ended March 31, 2023 and 2022, respectively, related to the Wilshire Joint Venture Property.
Joint Ventures
The following table reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31,	December 31,
	2023	2022
ASSETS
Cash, cash equivalents and restricted cash	$148	$531
Prepaid expenses and other assets, net	23	19
Other receivables, net	26	26
TOTAL ASSETS (1)	$197	$576

LIABILITIES
Accounts payable and accrued expenses	$26	$31
TOTAL LIABILITIES	$26	$31
(1)The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
4. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of March 31, 2023, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 9.1 years with a weighted-average remaining term (excluding options to extend) of approximately 5.5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.1 million as of March 31, 2023 and December 31, 2022, respectively.
The following table presents the components of income from real estate operations for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Lease income - operating leases	$477	$577
Variable lease income (1)	150	157
Rental and reimbursements income	$627	$734
(1)Primarily includes tenant reimbursements for real estate taxes, insurance, consideration based on sales, common area maintenance, utilities, marketing, and certain other items including negative variable lease income.
As of March 31, 2023 and December 31, 2022, approximately $679 thousand and $631 thousand of straight-line rent receivable was included in tenant receivables in the condensed consolidated balance sheets, respectively.
As of March 31, 2023, the future minimum rental income from the Company’s properties under non-cancelable operating leases, was as follows (amounts in thousands):

Remainder 2023	$1,369
2024	1,860
2025	1,763
2026	1,476
2027	1,121
Thereafter	4,720
Total	$12,309
5. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of March 31, 2023 and December 31, 2022, the Company’s above-market lease intangibles, at-market lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	March 31, 2023			December 31, 2022
	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$765	$—	$(247)	$765	$—	$(247)
Accumulated amortization	(476)	—	145	(457)	—	139
Total	$289	$—	$(102)	$308	$—	$(108)

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amortization of at-market lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental and reimbursements, respectively, in the consolidated statements of operations and comprehensive income. The Company’s amortization of above-market lease intangibles, at-market lease intangibles and below-market lease liabilities for the three months ended March 31, 2023 and 2022, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization
At-Market lease intangibles	$(19)	$(22)

Above-Market lease intangibles	$—	$(1)

Below-Market lease liabilities	$6	$5

6. DEFERRED LEASING COSTS, NET
Deferred leasing costs consist primarily of initial direct costs in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. As of March 31, 2023 and December 31, 2022, details of these deferred costs were as follows (amounts in thousands):

	March 31, 2023	December 31, 2022
Deferred leasing costs	$444	$440
Accumulated amortization	(101)	(87)
Deferred leasing costs, net	$343	$353
Amortization of deferred leasing costs is recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive income. The Company’s deferred leasing costs amortization for the three months ended March 31, 2023 and 2022, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Amortization of deferred leasing costs	$(14)	$(11)
7. NOTES PAYABLE, NET
On December 24, 2019, the Company entered into a Loan Agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
The SRT Loan is secured by first deeds of trust on the Company’s five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes and 388 Fulton Street) as well as the Company’s Silverlake Collection located in Los Angeles. The SRT Loan was scheduled to mature on January 9, 2023. On January 18, 2023, pursuant to the terms of the SRT Loan Agreement, the Company and the SRT Lender extended the maturity date of the SRT Loan for an additional twelve-month period under the same terms and conditions. The new maturity date is January 9, 2024. The Company has one additional option to extend the term of the loan for an additional twelve-month period, subject to the satisfaction of certain covenants and conditions contained in the SRT Loan Agreement. The Company has the right to prepay the SRT Loan in whole at any time or in part from time to time, subject to the payment of certain expenses, costs or liabilities potentially incurred by the SRT Lender as a result of the prepayment and subject to certain other conditions contained in the loan documents. Individual properties may be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement.
As of March 31, 2023, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity. Effective December 24, 2019, the Company entered into a derivative transaction with a financial institution with a notional amount of $18,000,000, representing an interest rate cap. The Company will receive a payment from the counterparty if the rate on SOFR exceeds 3.5%. The instrument is measured at fair value using readily observable market inputs, such as quotations on interest rates, and classified as Level 2 as

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The Company paid $17 thousand for the derivative and it matures on January 9, 2023. The impact of the interest rate cap is immaterial for all periods reported and is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive income. Effective January 9, 2023, the Company entered into a derivative transaction with a financial institution with a notional amount of $18,000,000, representing an interest rate cap. The Company will receive a payment from the counterparty if the rate on SOFR exceeds 3.5%. The instrument is measured at fair value which was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and is classified as Level 2 in the fair value hierarchy. The Company paid $260 thousand for the derivative and it matures on January 9, 2024. The interest rate cap is included in prepaid expenses and other assets on the condensed consolidated balance sheets. As of March 31, 2023 the fair value of the derivative was approximately $200 thousand. For the three months ended March 31, 2023, approximately $5 thousand was recognized in other comprehensive income on the accompanying condensed consolidated statements of operations and comprehensive income.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. As of March 31, 2023, the Company was in compliance with the loan requirements.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of March 31, 2023 (amounts in thousands):

Remainder of 2023	$—
2024	18,000
Total future principal payments	18,000
Unamortized financing costs, net	40
Notes payable, net	$17,960
The following table sets forth interest costs incurred by the Company for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2023	2022
Expensed
Interest costs, net of amortization of deferred financing costs	$355	$212
Amortization of deferred financing costs	13	108
Total interest expensed	$368	$320

Capitalized
Interest costs, net of amortization of deferred financing costs	$—	$383
Amortization of deferred financing costs	—	44
Total interest capitalized	$—	$427
As of March 31, 2023 and December 31, 2022, interest expense payable was approximately $0.1 million for each period.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
8. FAIR VALUE DISCLOSURES
The fair value of an asset is defined as the exit price, which is the amount that would either be received when an asset is sold or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three-tier fair value hierarchy based on the inputs used in measuring fair value. These tiers are: Level 1, for which quoted market prices for identical instruments are available in active markets, such as money market funds, equity securities, and U.S. Treasury securities; Level 2, for which there are inputs other than quoted prices included within Level 1 that are observable for the instrument, such as certain derivative instruments including interest rate caps and interest rate swaps; and Level 3, for financial instruments or other assets/liabilities that do not fall into Level 1 or Level 2 and for which little or no market data exists, therefore requiring the Company to develop its own assumptions.
The Company has a derivative asset, which was included in prepaid expenses and other assets on the condensed consolidated balance sheets, and comprised of a interest rate cap. The derivative instrument was measured at fair value which was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. Therefore, the Company has categorized the interest rate cap as Level 2.
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at March 31, 2023.
As part of the Company’s ongoing evaluation of the Company’s real estate portfolio, the Company estimates the fair value of its investments in real estate by obtaining outside independent appraisals on all of the operating properties. The appraised values are compared with the carrying values of its real estate portfolio to determine if there are indications of impairment.
For the three months ended March 31, 2023 and 2022, the Company did not record any impairment losses.
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
In order to preserve cash in response to the potential economic impact of COVID-19 on the Company, the board of directors approved the suspension of the SRP effective on May 21, 2020. On May 12, 2023, in connection with the approval of the Plan of Liquidation, the board of directors approved the termination of the SRP.
There were no share redemptions during the three months ended March 31, 2023 and 2022.
Cumulatively, through March 31, 2023, the Company has redeemed 878,458 shares for $6.2 million.
Distributions
In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. The Company’s board of directors regularly evaluates the amount and timing of distributions based on the Company’s operational cash needs.
In response to the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company determined to suspend the payment of any dividend for the quarter ending March 31, 2020, and to consider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of March 31, 2023.
10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three months ended March 31, 2023 and 2022 (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator - basic and diluted
Net loss	$(731)	$(802)
Net loss attributable to non-controlling interests	(14)	(15)
Net loss attributable to common shares	$(717)	$(787)
Denominator - basic and diluted
Basic weighted average common shares	10,752,966	10,752,966
Common Units (1)	—	—
Diluted weighted average common shares	10,752,966	10,752,966
Loss per common share - basic and diluted
Net loss attributable to common shares	$(0.07)	$(0.07)
(1)For the three months ended March 31, 2023 and 2022, the effect of 204,323 of convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.
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
Summary of Related Party Fees
The following table sets forth the Advisor related-party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Three Months Ended March 31,		March 31,	December 31,
Expensed	2023	2022	2023	2022
Asset management fees	$62	$143	$21	$21
Reimbursement of operating expenses	1	14	—	—
Property management fees	23	24	17	16
Total	$86	$181	$38	$37

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
For the three months ended March 31, 2023 and 2022, the Company’s total operating expenses (as defined in the Charter) did not exceed the 2%/25% Guideline.
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
13. SUBSEQUENT EVENTS
Plan of Liquidation
On May 12, 2023, the board of directors unanimously approved the sale of all of the Company’s assets and the dissolution of the Company pursuant to the terms of a plan of complete liquidation and dissolution of the Company (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. Pursuant to the Company’s charter, the affirmative vote of a majority of all of the shares of the Company’s common stock entitled to vote on the Plan of Liquidation is required for approval of the Plan of Liquidation. The Company can provide no assurance that the Plan of Liquidation will be approved by the Company’s stockholders.
If the Plan of Liquidation is approved by the Company’s stockholders, the Company will pay multiple, or a single, liquidating distribution payments to its stockholders during the liquidation process and will pay a final liquidating distribution after the Company sells all of its assets, pays all of its known liabilities and provides for unknown liabilities. The Company expects to complete these activities within 24 months after stockholder approval of the Plan of Liquidation; however, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.
Additional information regarding a Plan of Liquidation will be provided to the Company’s stockholders in a proxy statement to be distributed to stockholders in connection with a liquidation vote.
Share Redemption Program
On May 12, 2023, in connection with its review and approval of the Plan of Liquidation, the board of directors approved the termination of the share redemption program.

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

Special Note Regarding Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto, including with respect to a Plan of Liquidation (as defined below) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•Although our board of directors has approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurance whether we will be able to obtain the stockholder approvals required to consummate the Plan of Liquidation or, if we do receive such approval, whether we will be able to successfully implement the Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we expect.
•We can give no assurance regarding the timing of asset dispositions and the sale prices we will receive for assets and the amount and timing of liquidating distributions to be received by our stockholders.
•We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment liquidating distributions.
•We may face risks associated with legal proceedings, including stockholder litigation, that may be instituted against us related to the Plan of Liquidation.
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
•We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service and adversely affect total returns to our stockholders.
•All our assets are concentrated in one state and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market, including with respect to the continued economic slowdown, the rising interest rate environment and inflation (or the perception that these events may continue) could adversely affect our operating results and the amount of any liquidating distributions to our stockholders.
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
All forward-looking statements should be read in light of the risks identified herein and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report on Form 10-K”). Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, and the risks described in Part I, Item 1A of the 2022 Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.
Overview
We are a Maryland corporation that was formed on September 18, 2008, to invest in and manage a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. As of March 31, 2023, our portfolio included six retail properties, excluding a land parcel, comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California.
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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2022. The current term of the Advisory Agreement terminates on August 9, 2023. As of April 2021, the Advisor is an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
Plan of Liquidation
On May 12, 2023, our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. Pursuant to our charter, the affirmative vote of a majority of all of the shares of our common stock entitled to vote on the Plan of Liquidation is required for approval of the Plan of Liquidation. We can provide no assurance that the Plan of Liquidation will be approved by our stockholders.
If the Plan of Liquidation is approved by our stockholders, we will pay multiple, or a single, liquidating distribution payments to our stockholders during the liquidation process and pay the final liquidating distribution after we sell all of our assets, pay all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months after stockholder approval of the Plan of Liquidation; however, there can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.
Additional information regarding a Plan of Liquidation will be provided to our stockholders in a proxy statement to be distributed to stockholders in connection with a liquidation vote.

Market Outlook
Given the ongoing workforce shortages, global supply chain bottlenecks and shortages, recent macroeconomic trends, including inflation and rising interest rates, we continue to monitor and address risks related to the general state of the economy on our portfolio and retail tenants as well as any continued impact from the COVID-19 pandemic. As of March 31, 2023, all of our tenants have resumed paying rent and while we believe that the COVID-19 pandemic has and could continue to negatively impact our financial condition and results of operations, including but not limited to, declines in real estate rental revenues, the inability to sell certain properties at a favorable price, and a decrease in construction and leasing activity, we believe that the initial impacts from the pandemic to our portfolio and tenants have started to subside.
During the past year, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our variable rate debt, as well as general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. In addition, our retail tenants may experience decreased revenue as a result of rising inflation and reduced consumer spending. The Federal Reserve has recently started raising interest rates to combat inflation and restore price stability and it is expected that rates will continue to rise. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows.
We believe that the actions we have taken to improve our financial position and maximize our liquidity, as described further in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K, will continue to mitigate the impact to our cash flow caused by the current macroeconomic trends.

Property Portfolio
As of March 31, 2023, our portfolio included six retail properties, excluding a residual land parcel at Topaz Marketplace, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California. As of March 31, 2023 approximately 88% of our real estate investments were leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 5.5 years. As of December 31, 2022, approximately 88% of our portfolio was leased (based on rentable square footage as of December 31, 2022), with a weighted-average remaining lease term of approximately 5.8 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price	Debt (4)
Property Name (1)	Location
Wholly-owned Real Estate Investments
400 Grove Street	San Francisco, CA	2,000	100%	$48.00	6/14/2016	$2,890	$1,450
8 Octavia Street	San Francisco, CA	3,640	47%	65.31	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	66%	58.43	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	103.37	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	63.82	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,876	100%	83.65	1/11/2017	13,300	6,900
		27,108				$35,287	$18,000
(1)List of properties does not include a residual parcel at Topaz Marketplace as of March 31, 2023.
(2)Percentage is based on leased rentable square feet of each property as of March 31, 2023.
(3)Effective rent per square foot is calculated by dividing the annualized March 31, 2023 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.
(4) Debt represents the outstanding balance as of March 31, 2023, and excludes approximately $40 thousand of deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 7. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report.

Results of Operations
Comparison of the three months ended March 31, 2023, versus the three months ended March 31, 2022.
The following table provides summary information about our results of operations for the three months ended March 31, 2023 and 2022 (amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Rental revenue and reimbursements	$627	$734	$(107)	(14.6)%
Operating and maintenance expenses	362	485	(123)	(25.4)%
General and administrative expenses	375	437	(62)	(14.2)%
Depreciation and amortization expenses	253	294	(41)	(13.9)%
Interest expense	368	320	48	15.0%
Net loss	$(731)	$(802)	$71	(8.9)%
Our results of operations for the three months March 31, 2023, are not necessarily indicative of those expected in future periods due to asset sales and anticipated asset sales. If the Plan of Liquidation is approved by our stockholders, we will undertake an orderly liquidation by selling all of our assets, paying our known liabilities, providing for unknown liabilities and distributing the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to anticipated disposition activity.
Revenue
The decrease in revenue during the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to the sale of the Wilshire Joint Venture Property during the fourth quarter of 2022.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to sale of Wilshire Joint Venture Property during the fourth quarter of 2022 and lower legal fees. Decrease partially offset by higher bad debt reserves.
General and administrative expenses
General and administrative expenses decreased during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to lower audit and other professional fees and lower asset management fees.
Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the sale of the Wilshire Joint Venture Property during the fourth quarter of 2022.
Interest expense
Interest expense increased during the three months ended March 31, 2023, compared to the same period in 2022, primarily due to the capitalization of interest at the Sunset & Gardner Joint Venture development property during the first quarter of 2022 not present in first quarter of 2023 and an increase in the Secured Overnight Financing Rate resulting in a higher interest rate on the SRT Loan. Increase partially offset by sale of Wilshire Joint Venture Property in fourth quarter of 2022 resulting in the subsequent pay down of the Wilshire Construction Loan, as well as lower amortization of deferred financing costs.
Liquidity and Capital Resources
Our principal demand for funds is for the payment of operating expenses, capital expenditures and general and administrative expenses, including expenses in connection with the Plan of Liquidation if approved by our stockholders, and interest on our outstanding indebtedness. Prior to the termination of our initial public offering in February 2013 we used offering proceeds and debt financing to fund our acquisition activities and our other cash needs. Currently we have used and expect to continue to use debt financing, net sales proceeds and cash flow from operations to fund our cash needs.
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
As described above under “ —Overview — Plan of Liquidation,” our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. If the Plan of Liquidation is approved by our stockholders, we expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities and distribute the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof.
As of March 31, 2023, our cash and cash equivalents were approximately $2.4 million and we had $0.2 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of March 31, 2023 and December 31, 2022, our borrowings were approximately 84.2% and 82.6%, respectively, of the value of our net assets.
The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$(564)	$(824)	$260
Investing activities	(4)	(510)	506
Financing activities	(313)	1,502	(1,815)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(881)	$168
Cash Flows from Operating Activities
The change in cash flows from operating activities was primarily due to lower operating loss during the three months ended March 31, 2023 as compared to the same period in 2022, as well as the payment of accounts payable and accrued expenses related to repair work at the Silverlake property and building improvements during the three months ended March 31, 2022. We expect cash flows from operating activities to decrease in future periods to the extent a Plan of Liquidation is approved by our stockholders and we begin selling our assets.
Cash Flows from Investing Activities
Cash flows used by investing activities during the three months ended March 31, 2023, consisted of a payment of lease commission.
Cash flows used by investing activities during the three months ended March 31, 2022, primarily consisted of $0.4 million of additional investment in the Sunset and Gardner Joint Venture.
Cash Flows from Financing Activities
Cash flows used by financing activities during the three months ended March 31, 2023, consisted of the payment of an interest rate cap and loans fees in connection with the extension of the maturity date of the SRT Loan for an additional twelve-month period.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demand for funds will be for operating expenses, distributions to stockholders and interest and principal payments on current and future indebtedness. Generally, we intend to meet cash needs from our cash flow from operations, debt and sales of properties. Refer to Note 7. “Notes Payable, Net” to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the maturity dates and terms of our outstanding indebtedness.
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
We are actively exploring options should cash flow from operations not sufficiently improve, and on May 12, 2023 our board of directors approved the Plan of Liquidation.
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
As of March 31, 2023, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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
Guidelines on Total Operating Expenses
We reimburse our Advisor for some expenses paid or incurred by our Advisor in connection with the services provided to us, except that we will not reimburse our Advisor for any amount by which our total operating expenses at the end of the four preceding fiscal quarters exceed the greater of (1) 2% of our average invested assets, as defined in our charter; and (2) 25% of our net income, as defined in our charter, or the “2%/25% Guidelines” unless a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the three months ended March 31, 2023 and 2022, our total operating expenses did not exceed the 2%/25% Guidelines.
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
In light of the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, our board of directors decided to suspend the payment of any dividend for the quarters ending March 31, 2020. We do not intend to reinstate regular quarterly distributions and expect that any future distributions to our stockholders will be liquidating distributions, if our stockholders approve the Plan of Liquidation.
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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended March 31,
FFO	2023	2022
Net loss	$(731)	$(802)
Adjustments:
Depreciation of real estate	209	250
Amortization of in-place leases and leasing costs	44	44
FFO attributable to common shares and Common Units (1)	$(478)	$(508)

FFO per share and Common Unit (1)	$(0.04)	$(0.05)

Weighted average common shares and units outstanding (1)	10,957,289	10,957,289
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
Critical Accounting Policies and Estimates
Our interim unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and in conjunction with the rules and regulations of the SEC. The preparation of our financial statements requires significant management judgments, assumptions and estimates about matters that are inherently uncertain. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. A discussion of additional accounting policies that management considers critical in that they involve significant management judgments, assumptions and estimates is included in our 2022 Annual Report on Form 10-K.
Subsequent Events
On May 12, 2023, in connection with its review and approval of the Plan of Liquidation, the board of directors approved the termination of the share redemption program.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.
Share Redemption Program
Our board of directors adopted a share redemption program that could enable our stockholders to sell their shares of common stock to us in limited circumstances (the “SRP”), subject to the significant restrictions and limitations of the program. During the quarter ended March 31, 2023, we did not redeem shares. On May 12, 2023, in connection with its review and approval of the Plan of Liquidation, the board of directors approved the termination of the share redemption program. We expect that any future liquidity will be provided to our stockholders through liquidating distributions. We can provide no assurances as to the timing, amount, or successful implementation of the Plan of Liquidation. Additional information regarding a Plan of Liquidation will be provided to the Company’s stockholders in a proxy statement to be distributed to stockholders in connection with a liquidation vote.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
As of the three months ended March 31, 2023, all items required to be disclosed under Form 8-K were reported under Form 8-K.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2023.

Strategic Realty Trust, Inc.

By:	/s/ Matthew Schreiber
Matthew Schreiber
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ryan Hess
Ryan Hess
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

2.1	Plan of Complete Liquidation and Dissolution	X

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)