Form 10-Q
period 2023-06-30
Strategic Realty Trust, Inc.
filed 2023-08-11
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 7, 2023, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
The accompanying interim unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023, have been prepared by Strategic Realty Trust, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements and should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2022, as filed with the SEC on March 17, 2023 (the “2022 Annual Report on Form 10-K”). The interim unaudited condensed consolidated financial statements herein should also be read in conjunction with the Notes to Condensed Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the operating results expected for the full year. The information furnished in the Company’s accompanying unaudited condensed consolidated balance sheets and unaudited condensed consolidated statements of operations and comprehensive income, equity, and cash flows reflects all adjustments that, in management’s opinion, are necessary for a fair presentation of the aforementioned financial statements. Such adjustments are of a normal recurring nature.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)
(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Investments in real estate
Land	$12,374	$12,374
Building and improvements	22,175	22,140
Tenant improvements	947	947
	35,496	35,461
Accumulated depreciation	(5,279)	(4,838)
Investments in real estate, net	30,217	30,623
Cash, cash equivalents and restricted cash	2,302	3,471
Prepaid expenses and other assets	281	152
Tenant receivables, net of $101 and $19 bad debt reserve	901	841
Deferred leasing costs, net	359	353
Lease intangibles, net	270	308
TOTAL ASSETS (1)	$34,330	$35,748
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$17,974	$18,000
Accounts payable and accrued expenses	329	285
Amounts due to affiliates	36	37
Other liabilities	131	172
Below-market lease liabilities, net	96	108
TOTAL LIABILITIES	18,566	18,602
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,752,966 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	110	110
Additional paid-in capital	94,644	94,644
Accumulated deficit	(79,251)	(77,852)
Accumulated other comprehensive income	43	—
Total stockholders’ equity	15,546	16,902
Non-controlling interests	218	244
TOTAL EQUITY	15,764	17,146
TOTAL LIABILITIES AND EQUITY	$34,330	$35,748
(1)As of June 30, 2023 and December 31, 2022, includes approximately $42 thousand and $576 thousand, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities. Refer to Note 3. “Variable Interest Entities”.
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except shares and per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Rental and reimbursements	$625	$721	$1,252	$1,455

Expense:
Operating and maintenance	289	565	651	1,050
General and administrative	410	511	785	948
Depreciation and amortization	253	298	506	592
Interest expense	367	312	735	632
Loss on early lease termination	—	190	—	190
Loss on impairment of real estate	—	5,883	—	5,883
	1,319	7,759	2,677	9,295
Operating loss	(694)	(7,038)	(1,425)	(7,840)

Net loss	(694)	(7,038)	(1,425)	(7,840)
Net loss attributable to non-controlling interests	(12)	(131)	(26)	(146)
Net loss attributable to common stockholders	$(682)	$(6,907)	$(1,399)	$(7,694)

Loss per common share - basic and diluted	$(0.06)	$(0.64)	$(0.13)	$(0.72)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,752,966	10,752,966	10,752,966	10,752,966

Other comprehensive income:
Unrealized gain on interest rate cap	$38	$—	$43	$—
Comprehensive loss attributable to common stockholders	$(644)	$(6,907)	$(1,356)	$(7,694)
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except shares)
(unaudited)

Six Months Ended June 30, 2023 and 2022

	Number of Shares	Par Value	APIC(1)	Accumulated Deficit	AOCI(2)	Total Stockholders’ Equity	NCI(3)	Total Equity
BALANCE — December 31, 2022	10,752,966	$110	$94,644	$(77,852)	$—	$16,902	$244	$17,146
Net loss	—	—	—	(1,399)	—	(1,399)	(26)	(1,425)
Unrealized gain on interest rate cap	—	—	—	—	43	43	—	43
BALANCE — June 30, 2023	10,752,966	$110	$94,644	$(79,251)	$43	$15,546	$218	$15,764

BALANCE — December 31, 2021	10,752,966	$110	$94,644	$(66,307)	$—	$28,447	$461	$28,908
Net loss	—	—	—	(7,694)	—	(7,694)	(146)	(7,840)
BALANCE — June 30, 2022	10,752,966	$110	$94,644	$(74,001)	$—	$20,753	$315	$21,068

Three Months Ended June 30, 2023 and 2022

	Number of Shares	Par Value	APIC(1)	Accumulated Deficit	AOCI(2)	Total Stockholders’ Equity	NCI(3)	Total Equity
BALANCE — March 31, 2023	10,752,966	$110	$94,644	$(78,569)	$5	$16,190	$230	$16,420
Net loss	—	—	—	(682)	—	(682)	(12)	(694)
Unrealized gain on interest rate cap	—	—	—	—	38	38	—	38
BALANCE — June 30, 2023	10,752,966	$110	$94,644	$(79,251)	$43	$15,546	$218	$15,764

BALANCE — March 31, 2022	10,752,966	$110	$94,644	$(67,094)	$—	$27,660	$446	$28,106
Net loss	—	—	—	(6,907)	—	(6,907)	(131)	(7,038)
BALANCE — June 30, 2022	10,752,966	$110	$94,644	$(74,001)	$—	$20,753	$315	$21,068
(1) APIC: Additional paid-in capital
(2) AOCI: Accumulated other comprehensive income
(3) NCI: Non-controlling interest
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,425)	$(7,840)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on interest rate cap	43	—
Loss on impairment of real estate	—	5,883
Straight-line rent	(17)	(84)
Amortization of deferred financing costs	27	192
Depreciation and amortization	506	592
Amortization of above and below-market leases	(12)	(10)
Provision for losses on tenant receivable	93	19
Loss on early lease termination	—	190
Other	—	42
Changes in operating assets and liabilities:
Prepaid expenses and other assets	131	34
Tenant receivables	(136)	22
Accounts payable and accrued expenses	15	(365)
Amounts due to affiliates	(1)	(1)
Other liabilities	(41)	(24)
Net cash used in operating activities	(817)	(1,350)

Cash flows from investing activities:
Investment in properties under development and development costs	—	(916)
Improvements and capital expenditures	(35)	(167)
Payments for leasing costs	(4)	(98)
Net cash used in investing activities	(39)	(1,181)

Cash flows from financing activities:
Proceeds from notes payable from investments in consolidated variable interest entities	—	152
Loan proceeds from an affiliate	—	1,350
Payment of loan fees and financing costs	(313)	—
Net cash (used in) provided by financing activities	(313)	1,502

Net (decrease) in cash, cash equivalents and restricted cash	(1,169)	(1,029)
Cash, cash equivalents and restricted cash – beginning of period	3,471	2,407
Cash, cash equivalents and restricted cash – end of period	$2,302	$1,378

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Change in accrued liabilities capitalized to investment in development	$—	$(22)
Amortization of deferred loan fees capitalized to investment in development	—	87
Changes in capital improvements and leasing costs, accrued but not paid	29	90
Cash paid for interest, net of amounts capitalized	$699	$385
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. The Company is currently externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2024. The current term of the Advisory Agreement terminates on August 9, 2024. As of April 2021, the advisor is an affiliate of PUR Management LLC (“PUR”), which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of June 30, 2023 and December 31, 2022, the Company owned 98.1% of the limited partnership interests in the OP.
The Company’s principal demands for funds are the payment of operating expenses and the interest on outstanding indebtedness. The Company’s available capital resources, cash and cash equivalents on hand and sources of liquidity are currently limited. The Company expects its cash needs will be funded using cash from operations, future asset sales and debt financing.
The Company manages a portfolio of income-producing retail properties located in California. As of June 30, 2023, the Company’s portfolio was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in California, as well as an improved land parcel. As of June 30, 2023, the rentable space at the Company’s retail properties was 85% leased.
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
The Company’s cash demands have been primarily funded by cash provided by property operations, debt financings and the sales of properties. The COVID-19 pandemic had a material detrimental impact on the Company’s retail tenants and their ability to pay rent and consequently on the Company’s liquidity. As of June 30, 2023, the Company had approximately $2.1 million in cash and cash equivalents. In addition, the Company had approximately $0.2 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).

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
Plan of Liquidation
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. During the three and six months ended June 30, 2023 and 2022, the Company held variable interests in two variable interest entities and consolidated those entities. Refer to Note 3. “Variable Interest Entities” for additional information.

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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$2,057	$948
Restricted cash	245	430
Total cash, cash equivalents, and restricted cash	$2,302	$1,378
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company’s condensed consolidated statements of operations and comprehensive income include net operating losses of approximately $18 thousand and $41 thousand for the three and six months ended June 30, 2023, respectively, and net operating losses of approximately $3.4 million and $3.1 million for the three and six months ended June 30, 2022, respectively, related to the Sunset & Gardner Joint Venture Property.
On October 11, 2022, the Company consummated the disposition of the Wilshire Joint Venture Property to an unaffiliated third party for $16.5 million in cash, before customary closing and transaction costs.
The Company’s condensed consolidated statements of operations include net operating losses of approximately $19 thousand and $89 thousand for the three and six months ended June 30, 2023, respectively, and net operating losses of approximately $2.8 million and $3.2 million for the three and six months ended June 30, 2022, respectively, related to the Wilshire Joint Venture Property.
Joint Ventures
The following table reflects the aggregate assets and liabilities of the Sunset & Gardner Joint Venture and the Wilshire Joint Venture, which were consolidated by the Company, as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30,	December 31,
	2023	2022
ASSETS
Cash, cash equivalents and restricted cash	$28	$531
Prepaid expenses and other assets, net	—	19
Other receivables, net	14	26
TOTAL ASSETS (1)	$42	$576

LIABILITIES
Accounts payable and accrued expenses	$9	$31
TOTAL LIABILITIES	$9	$31
(1)The assets of the Sunset & Gardner Joint Venture and Wilshire Joint Venture can be used only to settle obligations of the respective consolidated joint ventures.
4. LEASES
Operating Leases
The Company’s real estate properties are leased to tenants under operating leases for which the terms and expirations vary. As of June 30, 2023, the leases at the Company’s properties have remaining terms (excluding options to extend) of up to 8.9 years with a weighted-average remaining term (excluding options to extend) of approximately 5.5 years. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty, rights of first refusal to purchase the property at competitive market rates, and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit and/or a letter of credit. Amounts required as security deposits vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying condensed consolidated balance sheets and totaled approximately $0.1 million as of June 30, 2023 and December 31, 2022, respectively.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table presents the components of income from real estate operations for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease income - operating leases	$472	$480	$949	$1,057
Variable lease income (1)	153	241	303	398
Rental and reimbursements income	$625	$721	$1,252	$1,455
(1)Primarily includes tenant reimbursements for real estate taxes, insurance, consideration based on sales, common area maintenance, utilities, marketing, and certain other items including negative variable lease income.
As of June 30, 2023 and December 31, 2022, approximately $686 thousand and $631 thousand of straight-line rent receivable was included in tenant receivables in the condensed consolidated balance sheets, respectively.
As of June 30, 2023, the future minimum rental income from the Company’s properties under non-cancelable operating leases, was as follows (amounts in thousands):

Remainder 2023	$910
2024	1,860
2025	1,763
2026	1,476
2027	1,121
Thereafter	4,719
Total	$11,849
5. LEASE INTANGIBLES AND BELOW-MARKET LEASE LIABILITIES, NET
As of June 30, 2023 and December 31, 2022, the Company’s above-market lease intangibles, at-market lease intangibles and below-market lease liabilities were as follows (amounts in thousands):

	June 30, 2023			December 31, 2022
	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles	At-Market Lease Intangibles	Above-Market Lease Intangibles	Below-Market Lease Intangibles
Cost	$765	$—	$(247)	$765	$—	$(247)
Accumulated amortization	(495)	—	151	(457)	—	139
Total	$270	$—	$(96)	$308	$—	$(108)
Amortization of at-market lease intangible assets is recorded in depreciation and amortization expense and amortization of above-market rent and below-market rent is recorded as a reduction to and increase to rental and reimbursements, respectively, in the consolidated statements of operations and comprehensive income. The Company’s amortization of above-market lease intangibles, at-market lease intangibles and below-market lease liabilities for the three and six months ended June 30, 2023 and 2022, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization
At-Market lease intangibles	$(19)	$(21)	$(38)	$(43)

Above-Market lease intangibles	$—	$—	$—	$(1)

Below-Market lease liabilities	$6	$6	$12	$11

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
6. DEFERRED LEASING COSTS, NET
Deferred leasing costs consist primarily of initial direct costs in connection with lease originations. We record amortization of deferred leasing costs on a straight-line basis over the terms of the related leases. As of June 30, 2023 and December 31, 2022, details of these deferred costs were as follows (amounts in thousands):

	June 30, 2023	December 31, 2022
Deferred leasing costs	$474	$440
Accumulated amortization	(115)	(87)
Deferred leasing costs, net	$359	$353
Amortization of deferred leasing costs is recorded in depreciation and amortization expense in the consolidated statements of operations and comprehensive income. The Company’s deferred leasing costs amortization for the three and six months ended June 30, 2023 and 2022, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of deferred leasing costs	$(14)	$(11)	$(28)	$(22)
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
As of June 30, 2023, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity. Effective December 24, 2019, the Company entered into a derivative transaction with a financial institution with a notional amount of $18,000,000, representing an interest rate cap. The Company received a payment from the counterparty if the rate on SOFR exceeds 3.5%. The instrument was measured at fair value using readily observable market inputs, such as quotations on interest rates, and classified as Level 2 as these instruments are custom, over-the-counter contracts with various bank counterparties that are not traded in an active market. The Company paid $17 thousand for the derivative and it matured on January 9, 2023. The impact of the interest rate cap is immaterial for all periods reported and is included as a component of interest expense in the condensed consolidated statements of operations and comprehensive income. Effective January 9, 2023, the Company entered into a derivative transaction with a financial institution with a notional amount of $18,000,000, representing an interest rate cap. The Company will receive a payment from the counterparty if the rate on SOFR exceeds 3.5%. The instrument is measured at fair value which was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and is classified as Level 2 in the fair value hierarchy. The Company paid $260 thousand for the derivative and it matures on January 9, 2024. The interest rate cap is included in Prepaid expenses and other assets on the condensed consolidated balance sheets. As of June 30, 2023 the fair value of the derivative was approximately $173 thousand. For the three and six months ended June 30, 2023, approximately $38 thousand and $43 thousand, respectively, was recognized in other comprehensive income on the accompanying condensed consolidated statements of operations and comprehensive income.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. As of June 30, 2023, the Company was in compliance with the loan requirements.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of June 30, 2023 (amounts in thousands):

Remainder of 2023	$—
2024	18,000
Total future principal payments	18,000
Unamortized financing costs, net	26
Notes payable, net	$17,974
The following table sets forth interest costs incurred by the Company for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expensed
Interest costs, net of amortization of deferred financing costs	$353	$228	$708	$440
Amortization of deferred financing costs	14	84	27	192
Total interest expensed	$367	$312	$735	$632

Capitalized
Interest costs, net of amortization of deferred financing costs	$—	$396	$—	$779
Amortization of deferred financing costs	—	43	—	87
Total interest capitalized	$—	$439	$—	$866
As of June 30, 2023 and December 31, 2022, interest expense payable was approximately $0.1 million for each period.
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
The Company believes the total carrying values reflected on its consolidated balance sheets for cash, cash equivalents and restricted cash, accounts receivable, accounts payable and accrued expenses, amounts due to affiliates, mortgage loan and construction loan secured by properties under development, and the Company’s multi-property secured financing, reasonably approximated their fair values based on their nature, terms, and interest rates that approximate current market rates at June 30, 2023.
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
For the three and six months ended June 30, 2023, Company did not record any impairment losses.
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
There were no share redemptions during the three and six months ended June 30, 2023 and 2022.
Cumulatively, through June 30, 2023, the Company has redeemed 878,458 shares for $6.2 million.
Distributions
In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. The Company’s board of directors regularly evaluates the amount and timing of distributions based on the Company’s operational cash needs.
In response to the COVID-19 pandemic, its impact on the economy and the related future uncertainty, on March 27, 2020, the board of directors of the Company determined to suspend the payment of any dividend for the quarter ending March 31, 2020, and to consider future dividend payments on a quarter by quarter basis. Dividend payments were not reinstated as of June 30, 2023.
10. EARNINGS PER SHARE
EPS is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during each period.
The following table sets forth the computation of the Company’s basic and diluted earnings per share for the three and six months ended June 30, 2023 and 2022 (amounts in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator - basic and diluted
Net loss	$(694)	$(7,038)	$(1,425)	$(7,840)
Net loss attributable to non-controlling interests	(12)	(131)	(26)	(146)
Net loss attributable to common shares	$(682)	$(6,907)	$(1,399)	$(7,694)
Denominator - basic and diluted
Basic weighted average common shares	10,752,966	10,752,966	10,752,966	10,752,966
Common Units (1)	—	—	—	—
Diluted weighted average common shares	10,752,966	10,752,966	10,752,966	10,752,966
Loss per common share - basic and diluted
Net loss attributable to common shares	$(0.06)	$(0.64)	$(0.13)	$(0.72)
(1)For the three and six months ended June 30, 2023 and 2022, the effect of 204,323 of convertible Common Units pursuant to the redemption rights outlined in the Company’s registration statement on Form S-11 have not been included as they would not be dilutive.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
11. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor, which has been renewed for successive terms with a current expiration date of August 9, 2024. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company pays the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. On August 12, 2022, the Company, the OP, and the Advisor, entered into the Tenth Amendment to the Advisory Agreement (the “Tenth Amendment”). The Tenth Amendment renewed the term of the Advisory Agreement for an additional twelve-month period, beginning on August 10, 2022 and amended certain provisions in the Advisory Agreement with respect to the payment of certain fees as follows. The disposition fee payable to the Advisor was reduced by half in connection with the sale of certain properties held by the Company during the renewed term of the agreement. The financing coordination fee payable to the Advisor was waived in connection with the refinancings of the Wilshire Joint Venture Property and Sunset & Gardner Joint Venture property. The asset management fee payable to the Advisor for the twelve-month period commencing August 2022 through July 2023 was reduced to $250,000 in the aggregate. In all other material respects, the terms of the Advisory Agreement remain unchanged. On August 9, 2023, the parties entered the Eleventh Amendment to the Advisory Agreement (the “Eleventh Amendment”). The Eleventh Amendment renewed the term of the Advisory Agreement for an additional one-year period and again set the asset management fee at $250,000 in the aggregate for the twelve-month period commencing August 2023 through July 2024. The Advisory Agreement remained unchanged in all other respects.
The Company is party to property management agreements with respect to each of its properties pursuant to which PUR was engaged to serve as property manager. The property management agreements expire August 10, 2024 and will automatically renew every year, unless expressly terminated.
Summary of Related Party Fees
The following table sets forth the Advisor related-party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,	December 31,
Expensed	2023	2022	2023	2022	2023	2022
Asset management fees	$63	$144	$125	$287	$21	$21
Reimbursement of operating expenses	—	—	—	14	—	—
Property management fees	22	31	45	55	15	16
Total	$85	$175	$170	$356	$36	$37
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
Asset Management Fees
Under the Advisory Agreement, the Advisor is entitled to receive an asset management fee equal to a monthly fee of one-twelfth (1/12th) of 0.6% of the higher of (1) aggregate cost on a GAAP basis (before non-cash reserves and depreciation) of all investments the Company owns, including any debt attributable to such investments, or (2) the fair market value of the Company’s investments (before non-cash reserves and depreciation) if the board of directors has authorized the estimate of a fair market value of the Company’s investments; provided, however, that the asset management fee will not be less than $250,000 in the aggregate during any one calendar year. The Tenth Amendment and the Eleventh Amendment amended the asset management fee payable to the Advisor in each of the twelve-month periods commencing August 2022 through July 2023 and August 2023 through July 2024 to $250,000 in the aggregate.

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
Disposition Fees
Under the Advisory Agreement, if the Advisor or its affiliates provide a substantial amount of services, as determined by the Company’s independent directors, in connection with the sale of a real property, the Advisor or its affiliates may be paid disposition fees up to 50% of a customary and competitive real estate commission, but not to exceed 3% of the contract sales price of each property sold. Pursuant to the Tenth Amendment the disposition fee payable to the Advisor was reduced by half in connection with the sale of certain properties held by the Company during the renewed term of the agreement (August 2022 through August 2023).
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
13. SUBSEQUENT EVENTS
On August 9, 2023, the Company renewed the term of our advisory agreement for an additional one year term. Under the advisory agreement, as renewed, the Company will pay the advisor an annual asset management fee equal to $250,000.

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
•We may face unanticipated difficulties, delays or expenditures relating to our implementation of the Plan of Liquidation, which may reduce or delay our payment of liquidating distributions.
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
Overview
We are a Maryland corporation that was formed on September 18, 2008, to invest in and manage a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. As of June 30, 2023, our portfolio included six retail properties, excluding a land parcel, comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California.
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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2023. The current term of the Advisory Agreement terminates on August 9, 2024. As of April 2021, the Advisor is an affiliate of PUR Management LLC, which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
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
Additional information regarding a Plan of Liquidation was provided to our stockholders in a proxy statement distributed to stockholders in connection with a liquidation vote.

Market Outlook
Given the ongoing workforce shortages, global supply chain bottlenecks and shortages, recent macroeconomic trends, including inflation and rising interest rates, we continue to monitor and address risks related to the general state of the economy on our portfolio and retail tenants as well as any continued impact from the COVID-19 pandemic. As of June 30, 2023, all of our tenants have resumed paying rent and while we believe that the COVID-19 pandemic has and could continue to negatively impact our financial condition and results of operations, including but not limited to, declines in real estate rental revenues, the inability to sell certain properties at a favorable price, and a decrease in construction and leasing activity, we believe that the initial impacts from the pandemic to our portfolio and tenants have started to subside.
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

Property Portfolio
As of June 30, 2023, our portfolio included six retail properties, excluding a residual land parcel at Topaz Marketplace, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California. As of June 30, 2023 approximately 85% of our real estate investments were leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 5.5 years. As of December 31, 2022, approximately 88% of our portfolio was leased (based on rentable square footage as of December 31, 2022), with a weighted-average remaining lease term of approximately 5.8 years.

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price	Debt (4)
Property Name (1)	Location
Wholly-owned Real Estate Investments
400 Grove Street	San Francisco, CA	2,000	100%	$54.00	6/14/2016	$2,890	$1,450
8 Octavia Street	San Francisco, CA	3,640	27%	65.56	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	66%	58.76	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	103.37	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	63.82	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,876	100%	83.65	1/11/2017	13,300	6,900
		27,108				$35,287	$18,000
(1)List of properties does not include a residual parcel at Topaz Marketplace as of June 30, 2023.
(2)Percentage is based on leased rentable square feet of each property as of June 30, 2023.
(3)Effective rent per square foot is calculated by dividing the annualized June 30, 2023 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.
(4) Debt represents the outstanding balance as of June 30, 2023, and excludes approximately $26 thousand of deferred financing costs, net, as a contra-liability. For more information on our financing, refer to Note 7. “Notes Payable, Net” to our condensed consolidated financial statements included in this Quarterly Report.

Results of Operations
Comparison of the three and six months ended June 30, 2023, versus the three and six months ended June 30, 2022.
The following table provides summary information about our results of operations for the three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Rental revenue and reimbursements	$625	$721	$(96)	(13.3)%
Operating and maintenance expenses	289	565	(276)	(48.8)%
General and administrative expenses	410	511	(101)	(19.8)%
Depreciation and amortization expenses	253	298	(45)	(15.1)%
Interest expense	367	312	55	17.6%
Loss on early lease termination	—	190	(190)	(100.0)%
Loss on impairment of real estate	—	5,883	(5,883)	(100.0)%
Net loss	$(694)	$(7,038)	$6,344	(90.1)%

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Rental revenue and reimbursements	$1,252	$1,455	$(203)	(14.0)%
Operating and maintenance expenses	651	1,050	(399)	(38.0)%
General and administrative expenses	785	948	(163)	(17.2)%
Depreciation and amortization expenses	506	592	(86)	(14.5)%
Interest expense	735	632	103	16.3%
Loss on early lease termination	—	190	(190)	(100.0)%
Loss on impairment of real estate	—	5,883	(5,883)	(100.0)%
Net loss	$(1,425)	$(7,840)	$6,415	(81.8)%
Our results of operations for the three and six months June 30, 2023, are not necessarily indicative of those expected in future periods due to asset sales and anticipated asset sales. If the Plan of Liquidation is approved by our stockholders, we will undertake an orderly liquidation by selling all of our assets, paying our known liabilities, providing for unknown liabilities and distributing the net proceeds from liquidation to our stockholders. There can be no assurances regarding the amounts of any liquidating distributions or the timing thereof. In general, we expect that our revenues and expenses related to our portfolio will decrease in future periods due to anticipated disposition activity.
Revenue
The decrease in revenue during the three and six months ended June 30, 2023, compared to the same period in 2022, was primarily due to the sale of the Wilshire Joint Venture Property during the fourth quarter of 2022 and receipt of key money from new tenant as part of new lease agreement at the 388 Fulton property during the second quarter of 2022.
Operating and maintenance expenses
Operating and maintenance expenses decreased during the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to sale of the Wilshire Joint Venture Property during the fourth quarter of 2022 and lower legal fees. Decrease partially offset by higher bad debt expense.
General and administrative expenses
General and administrative expenses decreased during the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to lower audit and other professional fees and lower asset management fees. Increase partially offset by higher investor relations and legal costs associated with the Plan of Liquidation.

Depreciation and amortization expenses
Depreciation and amortization expenses decreased during the three and six months ended June 30, 2023, compared to the same periods in 2022, primarily due to the sale of the Wilshire Joint Venture Property during the fourth quarter of 2022.
Interest expense
Interest expense increased during the three and six months ended June 30, 2023, compared to the same period in 2022, primarily due to the capitalization of interest at the Sunset & Gardner Joint Venture development property during the first six months of 2022 not present in first six months of 2023. Additional increase driven by an increase in the Secured Overnight Financing Rate resulting in a higher interest rate on the SRT Loan. Increase partially offset by sale of the Wilshire Joint Venture Property in fourth quarter of 2022 resulting in the subsequent pay off of the Wilshire Construction Loan, as well as lower amortization of deferred financing costs.
Loss on early lease termination
Loss on early lease termination during the three and six months ended June 30, 2022, related to the disposal of assets due to the termination of a tenant lease at the 388 Fulton property.
Loss on impairment of real estate
Loss on impairment of real estate during the three and six months ended June 30, 2022, related to the Wilshire Joint Venture and Sunset & Gardner Joint Venture of approximately $2.4 million and $3.5 million, respectively.
Liquidity and Capital Resources
Our principal demand for funds is for the payment of operating expenses, general and administrative expenses, including expenses in connection with the Plan of Liquidation if approved by our stockholders, and interest on our outstanding indebtedness. Prior to the termination of our initial public offering in February 2013 we used offering proceeds and debt financing to fund our acquisition activities and our other cash needs. Currently we have used and expect to continue to use debt financing, net sales proceeds and cash flow from operations to fund our cash needs.
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
As of June 30, 2023, our cash and cash equivalents were approximately $2.1 million and we had $0.2 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Our aggregate borrowings, secured and unsecured, are reviewed by our board of directors at least quarterly. Under our Articles of Amendment and Restatement, as amended, which we refer to as our “charter,” we are prohibited from borrowing in excess of 300% of the value of our net assets. Net assets for purposes of this calculation is defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, reserves for bad debts and other non-cash reserves, less total liabilities. However, we may temporarily borrow in excess of these amounts if such excess is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report, along with an explanation for such excess. As of June 30, 2023 and December 31, 2022, our borrowings were approximately 85.8% and 82.6%, respectively, of the value of our net assets.

The following table summarizes, for the periods indicated, selected items in our condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash provided by (used in):
Operating activities	$(817)	$(1,350)	$533
Investing activities	(39)	(1,181)	1,142
Financing activities	(313)	1,502	(1,815)
Net (decrease) in cash, cash equivalents and restricted cash	$(1,169)	$(1,029)
Cash Flows from Operating Activities
The change in cash flows from operating activities was primarily due to lower operating losses during the six months ended June 30, 2023 as compared to the same period in 2022, driven by the sale of the Wilshire Joint Venture Property during the fourth quarter of 2022 and the full operational loss of the property not present during the first six months of 2023 and a decrease in General and administrative expenses due to lower audit and asset management fees. Additional decrease due to payment of accounts payable and accrued expenses related to repair work at the Silverlake property and building improvements during the six months ended June 30, 2023. We expect cash flows from operating activities to decrease in future periods to the extent a Plan of Liquidation is approved by our stockholders and we begin selling our assets.
Cash Flows from Investing Activities
Cash flows used by investing activities during the six months ended June 30, 2023, consisted of a payment of lease commission and payment of building improvements.
Cash flows used by investing activities during the six months ended June 30, 2022, primarily consisted of $0.9 million of additional investment in the Sunset and Gardner Joint Venture and $0.2 million additional investment in tenant and building improvements at the Wilshire Property.
Cash Flows from Financing Activities
Cash flows used by financing activities during the six months ended June 30, 2023, consisted of the payment of an interest rate cap and loans fees in connection with the extension of the maturity date of the SRT Loan for an additional twelve-month period.
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
As of June 30, 2023, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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

Our calculation of FFO attributable to common shares and Common Units and the reconciliation of net income (loss) to FFO is as follows (amounts in thousands, except shares and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO	2023	2022	2023	2022
Net loss	$(694)	$(7,038)	$(1,425)	$(7,840)
Adjustments:
Depreciation of real estate	209	255	418	505
Amortization of in-place leases and leasing costs	44	43	88	87
Loss on impairment of real estate	—	5,883	—	5,883
FFO attributable to common shares and Common Units (1)	$(441)	$(857)	$(919)	$(1,365)

FFO per share and Common Unit (1)	$(0.04)	$(0.08)	$(0.08)	$(0.12)

Weighted average common shares and units outstanding (1)	10,957,289	10,957,289	10,957,289	10,957,289
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
Subsequent Events
On August 9, 2023, we renewed the term of our advisory agreement for an additional one year term. Under the advisory agreement, as renewed, we will pay the advisor an annual asset management fee equal to $250,000.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.
Share Redemption Program
Our board of directors adopted a share redemption program that could enable our stockholders to sell their shares of common stock to us in limited circumstances (the “SRP”), subject to the significant restrictions and limitations of the program. During the three and six months ended June 30, 2023, we did not redeem shares. On May 12, 2023, in connection with its review and approval of the Plan of Liquidation, the board of directors approved the termination of the share redemption program. We expect that any future liquidity will be provided to our stockholders through liquidating distributions. We can provide no assurances as to the timing, amount, or successful implementation of the Plan of Liquidation. Additional information regarding a Plan of Liquidation was provided to the Company’s stockholders in a proxy statement distributed to stockholders in connection with a liquidation vote.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
As of the three months ended June 30, 2023, all items required to be disclosed under Form 8-K were reported under Form 8-K.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 11, 2023.

Strategic Realty Trust, Inc.

By:	/s/ Matthew Schreiber
Matthew Schreiber
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ryan Hess
Ryan Hess
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

2.1	Plan of Complete Liquidation and Dissolution		10-Q	5/15/2023

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)