Form 10-Q
period 2023-09-30
Strategic Realty Trust, Inc.
filed 2023-11-09
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____ to _____
Commission file number 000-54376
_________________________________
STRATEGIC REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)
_________________________________

Maryland		90-0413866
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

1 S. Wacker Dr, Suite 3210
Chicago,	Illinois	60606
(Address of Principal Executive Offices)		(Zip Code)
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
As of November 6, 2023, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

		Page

PART I — FINANCIAL INFORMATION		3

Item 1.	Unaudited Condensed Consolidated Financial Statements	4

	Condensed Consolidated Statement of Nets Assets as of September 30, 2023 (Liquidation Basis)	3

	Condensed Consolidated Balance Sheet as of December 31, 2022	4

	Condensed Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the Period from July 1, 2023 through September 30, 2023	5

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Six Months Ended June 30, 2023 and the Three and Nine Months Ended September 30, 2022	6

	Condensed Consolidated Statements of Equity for the Six Months Ended June 30, 2023 and the Three and Nine months ended September 30, 2022	7

	Condensed Consolidated Statements of Cash Flows for the Six months ended June 30, 2023 and the Nine Months Ended September 30, 2022	8

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		28

PART I
FINANCIAL INFORMATION
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

September 30,
2023
ASSETS
Real estate	$26,475
Cash, cash equivalents and restricted cash	1,967
Tenant receivables	31
Other assets	113
TOTAL ASSETS	$28,586

LIABILITIES
Liabilities for estimated costs in excess of estimated receipts during liquidation	$4,779
Notes payable	18,000
Accounts payable and accrued expenses	403
Amounts due to affiliates	34
Other liabilities	113
TOTAL LIABILITIES	$23,329
Commitments and contingencies (Note 10)
NET ASSETS IN LIQUIDATION	$5,257
See accompanying notes to condensed consolidated financial statements.

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Going Concern Basis)
(in thousands, except shares and per share amounts)
(unaudited)

December 31,
2022
ASSETS
Investments in real estate
Land	$12,374
Building and improvements	22,140
Tenant improvements	947
35,461
Accumulated depreciation	(4,838)
Investments in real estate, net	30,623
Cash, cash equivalents and restricted cash	3,471
Prepaid expenses and other assets	152
Tenant receivables, net of $19 bad debt reserve	841
Deferred leasing costs, net	353
Lease intangibles, net	308
TOTAL ASSETS (1)	$35,748
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$18,000
Accounts payable and accrued expenses	285
Amounts due to affiliates	37
Other liabilities	172
Below-market lease liabilities, net	108
TOTAL LIABILITIES	18,602
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,752,966 shares issued and outstanding at December 31, 2022	110
Additional paid-in capital	94,644
Accumulated deficit	(77,852)
Accumulated other comprehensive income	—
Total stockholders’ equity	16,902
Non-controlling interests	244
TOTAL EQUITY	17,146
TOTAL LIABILITIES AND EQUITY	$35,748
(1)As of December 31, 2022, includes approximately $576 thousand, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities.
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

For the Period from July 1, 2023 to September 30, 2023
Net assets in liquidation, beginning of period	$5,257
Change in net assets in liquidation	—
Net assets in liquidation, end of period	$5,257

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Going Concern Basis)
(in thousands, except shares and per share amounts)
(unaudited)

	Six Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2022
Revenue:
Rental and reimbursements	$1,252	$734	$2,189

Expense:
Operating and maintenance	651	273	1,323
General and administrative	785	290	1,238
Depreciation and amortization	506	254	846
Interest expense	735	852	1,484
Loss on early lease termination	—	—	190
Loss on impairment of real estate	—	152	6,035
	2,677	1,821	11,116
Operating loss	(1,425)	(1,087)	(8,927)

Net loss	(1,425)	(1,087)	(8,927)
Net loss attributable to non-controlling interests	(26)	(19)	(165)
Net loss attributable to common stockholders	$(1,399)	$(1,068)	$(8,762)

Loss per common share - basic and diluted	$(0.13)	$(0.10)	$(0.81)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,752,966	10,752,966	10,752,966

Other comprehensive income:
Unrealized gain on interest rate cap	$43	$—	$—
Comprehensive loss attributable to common stockholders	$(1,356)	$(1,068)	$(8,762)
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Going Concern Basis)
(in thousands, except shares)
(unaudited)

Six Months Ended June 30, 2023

	Number of Shares	Par Value	APIC(1)	Accumulated Deficit	AOCI(2)	Total Stockholders’ Equity	NCI(3)	Total Equity
BALANCE — December 31, 2022	10,752,966	$110	$94,644	$(77,852)	$—	$16,902	$244	$17,146
Net loss	—	—	—	(1,399)	—	(1,399)	(26)	(1,425)
Unrealized gain on interest rate cap	—	—	—	—	43	43	—	43
BALANCE — June 30, 2023	10,752,966	$110	$94,644	$(79,251)	$43	$15,546	$218	$15,764

Three and Nine Months Ended September 30, 2022

	Number of Shares	Par Value	APIC(1)	Accumulated Deficit	AOCI(2)	Total Stockholders’ Equity	NCI(3)	Total Equity
BALANCE — December 31, 2021	10,752,966	$110	$94,644	$(66,307)	$—	$28,447	$461	$28,908
Net loss	—	—	—	(8,762)	—	(8,762)	(165)	(8,927)
BALANCE — September 30, 2022	10,752,966	$110	$94,644	$(75,069)	$—	$19,685	$296	$19,981

BALANCE — June 30, 2022	10,752,966	$110	$94,644	$(74,001)	$—	$20,753	$315	$21,068
Net loss	—	—	—	(1,068)	—	(1,068)	(19)	(1,087)
BALANCE — September 30, 2022	10,752,966	$110	$94,644	$(75,069)	$—	$19,685	$296	$19,981
(1) APIC: Additional paid-in capital
(2) AOCI: Accumulated other comprehensive income
(3) NCI: Non-controlling interest
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(in thousands)
(unaudited)

	Six Months Ended June 30,	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,425)	$(8,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on interest rate cap	43	—
Loss on impairment of real estate	—	6,035
Straight-line rent	(17)	(130)
Amortization of deferred financing costs	27	369
Depreciation and amortization	506	846
Amortization of above and below-market leases	(12)	(16)
Provision for losses on tenant receivable	93	19
Loss on early lease termination	—	190
Other	—	42
Changes in operating assets and liabilities:
Prepaid expenses and other assets	131	(73)
Tenant receivables	(136)	66
Accounts payable and accrued expenses	15	(113)
Amounts due to affiliates	(1)	(35)
Other liabilities	(41)	(57)
Net cash used in operating activities	(817)	(1,784)

Cash flows from investing activities:
Investment in properties under development and development costs	—	(884)
Improvements and capital expenditures	(35)	(357)
Payments for leasing costs	(4)	(276)
Net cash used in investing activities	(39)	(1,517)

Cash flows from financing activities:
Proceeds from notes payable from investments in consolidated variable interest entities	—	152
Loan proceeds from an affiliate	—	2,000
Payment of loan fees and financing costs	(313)	—
Payment of loan fees from investments in consolidated variable interest entities	—	(182)
Net cash (used in) provided by financing activities	(313)	1,970

Net (decrease) in cash, cash equivalents and restricted cash	(1,169)	(1,331)
Cash, cash equivalents and restricted cash – beginning of period	3,471	2,407
Cash, cash equivalents and restricted cash – end of period	$2,302	$1,076

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Change in accrued liabilities capitalized to investment in development	$—	$10
Amortization of deferred loan fees capitalized to investment in development	—	87
Changes in capital improvements and leasing costs, accrued but not paid	29	—
Cash paid for interest, net of amounts capitalized	$699	$990
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
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of September 30, 2023 and December 31, 2022, the Company owned 98.1% of the limited partnership interests in the OP.
On May 12, 2023, the board of directors unanimously approved the sale of all of the Company’s assets and the dissolution of the Company pursuant to the terms of a plan of complete liquidation and dissolution of the Company (the “Plan of Liquidation”). The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling the Company’s assets, paying its debts and distributing the net proceeds from liquidation to the Company’s stockholders. On August 23, 2023 the Company’s stockholders approved the Plan of Liquidation.
The Company expects any future liquidity to its stockholders will be provided in the form of liquidating distributions. The Company expects to distribute all of the net proceeds from liquidation to its stockholders within 24 months from August 23, 2023. The Company can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices it will receive for its assets, and the amount or timing of any liquidating distributions to be received by its stockholders.
The Company manages a portfolio of income-producing retail properties located in California. As of September 30, 2023, the Company’s portfolio was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in California, as well as an improved land parcel. As of September 30, 2023, the rentable space at the Company’s retail properties was 85% leased.
2. PLAN OF LIQUIDATION
The Plan of Liquidation authorizes the Company to undertake an orderly liquidation. In an orderly liquidation, the Company intends to sell or otherwise dispose of its remaining properties, pay or otherwise settle all of its known liabilities, provide for the payment of its unknown or contingent liabilities, distribute any remaining cash to its stockholders, wind up its operations and dissolve. The Company is authorized to provide for the payment of any unascertained or contingent liabilities and may do so by purchasing insurance, by establishing a reserve fund or in other ways.
The Plan of Liquidation enables the Company to sell any and all of its assets without further approval of its stockholders and provides that the amounts and timing of liquidating distributions will be determined by the Company’s board of directors or, if a liquidating trust is formed, by the trustees of the liquidating trust, in their discretion. Pursuant to applicable REIT rules, liquidating distributions the Company pays pursuant to the Plan of Liquidation will qualify for the dividends paid deduction, provided that they are paid within 24 months of the August 23, 2023 approval of the plan by the Company’s stockholders. However, if the Company cannot sell its properties and pay its debts within such time period, or if the board of directors determines that it is otherwise advisable to do so, the Company may transfer and assign its remaining assets to a liquidating trust. Upon such transfer and assignment, the Company’s stockholders would receive beneficial interests in the liquidating trust. The liquidating trust would pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from liquidation to the holders of beneficial interests in the liquidating trust. If the Company is not able to sell its properties and pay

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
its debt within the 24-month period and the remaining assets are not transferred to a liquidating trust, any distributions made during the 24 months may not qualify for the dividends paid deduction and may increase the Company’s tax liability.
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Condensed Consolidated Statement of Net Assets as of September 30, 2023.
The Company expects to comply with the requirements necessary to continue to qualify as a REIT through the completion of the liquidation process, or until such time as any remaining assets are transferred into a liquidating trust. The board of directors shall use commercially reasonable efforts to continue to cause the Company to maintain its REIT status; provided, however, that the board of directors may elect to terminate the Company’s status as a REIT if it determines that such termination would be in the best interest of the stockholders.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation and Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”), including Subtopic 205-30, “Liquidation Basis of Accounting”, as indicated, and the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for audited financial statements.
Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023 (as the approval of the Plan of Liquidation by the Company’s stockholders became imminent during the month of July 2023 based on the results of the Company’s solicitation of proxies from its stockholders for their approval of the Plan of Liquidation). Accordingly, on July 1, 2023, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration that the Company expects to realize through the disposal of assets as it carries out the Plan of Liquidation. The liquidation values of the Company’s remaining real estate properties are presented on an undiscounted basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash or other consideration that the Company expects to realize through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
incurred but unpaid as of September 30, 2023 are included in accounts payable and accrued expenses, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale or transfer of the Company’s remaining real estate properties and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
All financial results and disclosures through June 30, 2023, prior to the adoption of the liquidation basis of accounting, are presented on a GAAP historical basis, which contemplates the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2022, the statements of operations and comprehensive income, the statements of stockholders’ equity and the statements of cash flows for the six months ended June 30, 2023 and the comparative three and nine months ended September 30, 2022 are presented using the GAAP historical basis of accounting.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. During the three and nine months ended September 30, 2023 and 2022, the Company held variable interests in two variable interest entities and consolidated those entities.
Use of Estimates
Certain of the Company’s accounting estimates are particularly important for an understanding of the Company’s financial position and results of operations and require the application of significant judgment by management. As a result, these estimates are subject to a degree of uncertainty. The Company is required to estimate all costs and revenue it expects to incur and earn through the end of liquidation including the estimated amount of cash it expects to collect on the disposal of its assets and the estimated costs to dispose of its assets. All of the estimates and evaluations are susceptible to change and actual results could differ materially from the estimates and evaluations.
Real Estate - Liquidation Basis of Accounting
As of July 1, 2023, the Company’s investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash or other consideration the Company expects to realize through the disposal of its assets, including any residual value attributable to lease intangibles, as it carries out the Plan of Liquidation. The liquidation value of investments in real estate was based on a number of factors including discounted cash flow and direct capitalization analyses, detailed analysis of current market comparables and broker opinions of value. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Subsequent to July 1, 2023, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.
Rents and Other Receivables
In accordance with the liquidation basis of accounting, as of July 1, 2023, rents and other receivables were adjusted to their net realizable value. The Company periodically evaluates the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to the Company’s net assets in liquidation.
Revenue Recognition - Liquidation Basis of Accounting
Under the liquidation basis of accounting, the Company has accrued all income that it expects to earn through the completion of its liquidation to the extent it has a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in-place leases and projected leases through the anticipated disposition date of the property. These amounts are presented net of estimated expenses and other liquidation costs and are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company owns certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. Contingent rental income is not contemplated under liquidation accounting unless there is a reasonable basis to estimate future receipts.
Accrued Liquidation Costs
In accordance with the liquidation basis of accounting, the Company accrues for certain estimated liquidation costs to the extent it has a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, insurance, and transfer agent related costs.
Derivative Instruments and Hedging Activities
The Company measures derivative instruments at fair value and records them as assets or liabilities, depending on its rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in changes in net assets in liquidation on the condensed consolidated statement of changes in net assets. The ineffective portion of a derivative’s change in fair value is recognized in liabilities for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets.
The Company does not net its derivative fair values or any existing rights or obligations to cash collateral. The Company does not use derivatives for trading or speculative purposes. For the periods presented, the Company's derivative, comprised of an interest rate cap, qualified and was designated as a cash flow hedge, and was not deemed ineffective.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of cash flows (amounts in thousands):

	June 30, 2023	September 30, 2022
Cash and cash equivalents	$2,057	$477
Restricted cash	245	599
Total cash, cash equivalents, and restricted cash	$2,302	$1,076
Recent Accounting Pronouncements
There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of September 30, 2023, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
Upon transition to the liquidation basis of accounting on July 1, 2023, the Company accrued the following revenues and expenses expected to be incurred during liquidation (amounts in thousands):

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

As of July 1, 2023
Rental income	$1,935
Other operating income	28
Operating, maintenance and management	(473)
Real estate taxes and insurance	(337)
General and administrative expenses	(2,484)
Interest expense	(1,485)
Tenant improvements	(78)
Return of escrow funds	162
Liquidating transaction costs	(2,510)
Liabilities for estimated costs in excess of estimated receipts during liquidation	$(5,242)
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of September 30, 2023 is as follows (amounts in thousands):

	July 1, 2023	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2023
Liabilities:
Estimated net outflows from investments in real estate	$(248)	$72	$—	$(176)
Liquidation transaction costs	(2,510)	—	—	(2,510)
Corporate expenditures	(2,484)	391	—	(2,093)
	(5,242)	463	—	(4,779)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(5,242)	$463	$—	$(4,779)
5. NET ASSETS IN LIQUIDATION
The net assets in liquidation as of September 30, 2023 would result in the payment of estimated liquidating distributions of approximately $0.48 per share of common stock to the Company’s stockholders of record as of September 30, 2023. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the disposition or transfer of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2,“Plan of Liquidation.”
6. REAL ESTATE
As of September 30, 2023 the Company’s portfolio was composed of six income-producing retail properties located in California with approximately 27,000 rentable square feet, as well as an improved land parcel. As of September 30, 2023, the rentable space at the Company’s retail properties was 85% leased. As of September 30, 2023, the Company’s liquidation value of real estate was $26.5 million.
As a result of adopting the liquidation basis of accounting in July 2023, as of September 30, 2023, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash or other consideration the Company expects to realize through the disposition or transfer of its real estate properties owned as of September 30, 2023 as it carries out its Plan of Liquidation.

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
As of September 30, 2023, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity. Effective January 9, 2023, the Company entered into a derivative transaction with a financial institution with a notional amount of $18,000,000, representing an interest rate cap. The Company will receive a payment from the counterparty if the rate on SOFR exceeds 3.5%. The instrument is measured at fair value which was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and is classified as Level 2 in the fair value hierarchy. The Company paid $260 thousand for the derivative and it matures on January 9, 2024. The interest rate cap is included in other assets on the condensed consolidated statement of net assets. As of September 30, 2023 the fair value of the derivative was approximately $113 thousand. For the six months ended June 30, 2023 approximately $43 thousand, respectively, was recognized in other comprehensive income on the accompanying condensed consolidated statements of operations and comprehensive income.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. As of September 30, 2023, the Company was in compliance with the loan requirements.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of September 30, 2023 (amounts in thousands):

Remainder of 2023	$—
2024	18,000
Total future principal payments	18,000
Notes payable (1)	$18,000
(1)As described in Note 3, “Summary of Significant Accounting Policies” on July 1, 2023, the Company adopted the liquidation basis of accounting which requires the Company to record notes payable at their contractual amounts.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following table sets forth interest costs incurred by the Company for the periods presented (amounts in thousands):

	Six Months Ended June 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2023	2022	2022
Expensed
Interest costs, net of amortization of deferred financing costs	$708	$674	$1,114
Amortization of deferred financing costs	27	178	370
Total interest expensed	$735	$852	$1,484

Capitalized
Interest costs, net of amortization of deferred financing costs	$—	$—	$779
Amortization of deferred financing costs	—	—	87
Total interest capitalized	$—	$—	$866
As of September 30, 2023 and December 31, 2022, interest expense payable was approximately $0.1 million for each period.
8. EQUITY
Share Redemption Program
As the Company’s stockholders have approved the Plan of Liquidation, the board of directors expects any future liquidity to be in the form of liquidating distributions and does not expect to resume the SRP.
Distributions
In order to qualify as a REIT, the Company is required to distribute at least 90% of its annual REIT taxable income, subject to certain adjustments, to its stockholders. The Company’s board of directors regularly evaluates the amount and timing of distributions based on the Company’s operational cash needs. As the Company’s stockholders have approved the Plan of Liquidation, the Company’s board of directors expects any future distributions to be in the form of liquidating distributions and does not expect to consider regular distributions.
9. RELATED PARTY TRANSACTIONS
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Summary of Related Party Fees
The following table sets forth the Advisor related-party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred				Payable as of
	Three Months Ended September 30,		Nine Months Ended September 30,		September 30,	December 31,
Expensed	2023	2022	2023	2022	2023	2022
Asset management fees	$63	$90	$188	$377	$21	$21
Reimbursement of operating expenses	—	4	—	18	—	—
Property management fees	18	24	63	79	12	16
Total	$81	$118	$251	$474	$33	$37
Asset Management Fees
Under the Tenth Amendment and the Eleventh Amendment the asset management fee payable to the Advisor in each of the twelve-month periods commencing August 2022 through July 2023 and August 2023 through July 2024 is $250,000 in the aggregate.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
10. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the negotiation and disposition of real estate in connection with the implementation of the Plan of Liquidation, continued management of the daily operations of the Company’s real estate and real estate-related investment portfolio, and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services to the Company, the Company will be required to obtain such services from other sources.
Legal Matters
From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is probable or reasonably possible to have a material adverse effect on the Company’s results of operations or financial condition, which would require accrual or disclosure of the contingency and possible range of loss. Additionally, the Company has not recorded any loss contingencies related to legal proceedings in which the potential loss is deemed to be remote.
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
11. SUBSEQUENT EVENTS
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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•Although our board of directors and stockholders have approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurance whether we will be able to successfully implement the Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders as we expect.
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
Overview
We are a Maryland corporation that was formed on September 18, 2008, to invest in and manage a portfolio of income-producing retail properties, located in the United States, real estate-owning entities and real estate-related assets, including the investment in or origination of mortgage, mezzanine, bridge and other loans related to commercial real estate. As of September 30, 2023, our portfolio included six retail properties, excluding a land parcel, comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California.
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
Plan of Liquidation
On May 12, 2023, our board of directors unanimously approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. On August 23, 2023 our stockholders approved the Plan of Liquidation.
We intend to pursue an orderly liquidation of our company by selling our remaining assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. While pursuing our liquidation pursuant to the Plan of Liquidation, we intend to continue to manage our portfolio of assets to maintain and, if possible, improve the quality and income-producing ability of our properties to enhance property stability and better position our assets for sale.
We will pay multiple, or a single, liquidating distribution payments to our stockholders during the liquidation process and will pay a final liquidating distribution after we sell all of our assets, pay all our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months from August 23, 2023. However, if we cannot sell our assets and pay our debts within 24 months from May 9, 2023, or if the board of directors determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust. We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of any liquidating distributions to be received by our stockholders. For more information, see the Plan of Liquidation, which is included as an exhibit to this Quarterly Report on Form 10-Q.
As a result of the approval of the Plan of Liquidation by our stockholders in August 2023, we adopted the liquidation basis of accounting as of July 1, 2023, as described further in Note 3,“Summary of Significant Accounting Policies - Principles of Consolidation and Basis of Presentation.”
Market Outlook
Given the ongoing workforce shortages, global supply chain bottlenecks and shortages, recent macroeconomic trends, including inflation and rising interest rates, we continue to monitor and address risks related to the general state of the economy on our portfolio and retail tenants and the impact on our ability to implement the Plan of Liquidation.
Since early 2022, inflation in the United States has accelerated and is currently expected to continue at an elevated level in the near-term. Rising inflation could have an adverse impact on our variable rate debt, as well as general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. In addition, our retail tenants may experience decreased revenue as a result of rising inflation and reduced consumer spending. The Federal Reserve has raised interest rates to combat inflation and restore price stability and rates may continue to rise. As a result, to the extent our exposure to increases in interest rates is not eliminated through interest rate swaps or other protection agreements, such increases may result in higher debt service costs, which will adversely affect our cash flows. In addition, the rising interest rates have resulted in a lack of lending activity in the debt markets which may impact the ability of buyers for our properties to obtain favorable financing and adversely impact our ability to implement the Plan of Liquidation.

Results of Operations
In light of the adoption of liquidation basis accounting as of July 1, 2023 and our liquidation pursuant to the Plan of Liquidation, the results of operations for the current year period are not comparable to the prior year period. The sale of assets under the Plan of Liquidation will have a significant impact on our operations. See “— Overview — Plan of Liquidation”.
Liquidity and Capital Resources
As described above under “—Overview – Plan of Liquidation,” our board of directors and our stockholders have approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to provide liquidity to our stockholders by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. We expect our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, interest on our outstanding indebtedness, general and administrative expenses, including expenses in connection with the Plan of Liquidation, and payments of distributions to stockholders pursuant to the Plan of Liquidation. We expect to use our cash on hand as our primary source of liquidity. To the extent available, we also intend to use cash flow generated by our real estate investments; however, asset sales will further reduce cash flow from these sources.
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
As of September 30, 2023, our cash and cash equivalents were approximately $1.6 million and we had $0.4 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
We believe that our cash on hand, along with other potential sources of liquidity that we may be able to obtain, will be sufficient to fund our working capital needs and debt obligations through the completion of the Plan of Liquidation. However, the fixed costs associated with managing a public REIT, including the significant cost of corporate compliance with all federal, state and local regulatory requirements applicable to us with respect to our business activities, are substantial. Such costs include, without limitation, the cost of preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports, documents and filings required under the Exchange Act, or other federal or state laws for the general maintenance of our status as a REIT, under the applicable provisions of the Code, or otherwise. Given the size of our portfolio of properties, these costs constitute a significant percentage of our gross income, reducing our net income and cash flow. Moreover, over the long term, if we are unsuccessful in implementing the Plan of

Liquidation and our cash flow from operations does not increase from current levels, whether through increased occupancy or rent rates, we will have to address a liquidity deficiency as our cash flow is not sufficient to cover our current operating expenses over the long term. These forward-looking statements are subject to a number of uncertainties, including with respect to the current economic environment and there can be no guarantee that we will be successful with our plan.
Cash Flows from Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $817 thousand.
Cash Flows from Investing Activities
Cash flows used by investing activities during the six months ended June 30, 2023, was $39 thousand and consisted of a payment of lease commission and payment of building improvements.
Cash Flows from Financing Activities
Cash flows used by financing activities during the six months ended June 30, 2023, was $313 thousand and consisted of a payment of an interest rate cap and loans fees in connection with the extension of the maturity date of the SRT Loan for an additional twelve-month period.
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
As of September 30, 2023, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity.
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
Quarterly Distributions
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling or otherwise disposing of our remaining assets, paying or otherwise settling our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. We may pay multiple, or a single, liquidating distribution(s) to our stockholders during the liquidation process. We will pay the final liquidating distribution after we sell all of our assets, pay or provide for all of our known liabilities and provide for unknown liabilities. We expect to complete these activities within 24 months of August 23, 2023, the day we received stockholder approval of the Plan of Liquidation. A final liquidating distribution to our stockholders may not be paid until all of our liabilities have been satisfied.
Our expectations about the amount of liquidating distributions that we will pay and when we will pay them are based on many estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of liquidating distributions we pay to our stockholders may be more or less than we estimate and the liquidating distributions may be paid later than we predict. We do not expect to pay regular monthly distributions during the liquidation process. We intend to maintain adequate cash reserves for liquidity, debt repayments and other future capital needs.
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
Critical Accounting Policies and Estimates
Below is a discussion of the accounting policies that management believes are or will be critical during our liquidation. We consider these policies critical in that they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities as of the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements.
Subsequent to the adoption of the liquidation basis of accounting, we are required to estimate all costs and income we expect to incur and earn through the end of liquidation including the estimated amount of cash we expect to collect through the disposal of our assets and the estimated costs to dispose of our assets.

Pursuant to our stockholders’ approval of the Plan of Liquidation, we adopted the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023 (as approval of the Plan of Liquidation became imminent during the month of July 2023 based on the results of our solicitation of proxies from our stockholders for their approval of the Plan of Liquidation). Accordingly, on July 1, 2023, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration that we expect to receive through the disposal of our assets as we carry out our Plan of Liquidation. The liquidation values of our remaining real estate properties are presented on an undiscounted basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash or other consideration that we expect to receive through the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of September 30, 2023 are included in accounts payable and accrued expenses, due to affiliate and other liabilities on the Condensed Consolidated Statement of Net Assets.
Real Estate - Liquidation Basis of Accounting
As of July 1, 2023, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash or other consideration we expect to realize through the disposal our assets, including any residual value attributable to lease intangibles, as we carries out the Plan of Liquidation. The liquidation value of investments in real estate was based on a number of factors including discounted cash flow and direct capitalization analyses, detailed analysis of current market comparables and broker opinions of value. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Subsequent to July 1, 2023, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.
Rents and Other Receivables
In accordance with the liquidation basis of accounting, as of July 1, 2023, rents and other receivables were adjusted to their net realizable value. We periodically evaluate the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to our net assets in liquidation.
Revenue Recognition - Liquidation Basis of Accounting
Under the liquidation basis of accounting, we accrued all income that we expect to earn through the completion of our liquidation to the extent we have a reasonable basis for estimation. Revenue from tenants is estimated based on the contractual in-place leases and projected leases through the anticipated disposition date of the property. These amounts are presented net of estimated expenses and other liquidation costs and are classified in liabilities for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets.
We own certain properties with leases that include provisions for the tenant to pay contingent rental income based on a percent of the tenant’s sales upon the achievement of certain sales thresholds or other targets which may be monthly, quarterly or annual targets. Contingent rental income is not contemplated under liquidation accounting unless there is a reasonable basis to estimate future receipts.
Accrued Liquidation Costs
In accordance with the liquidation basis of accounting, we accrue for certain estimated liquidation costs to the extent we have a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, insurance, and transfer agent related costs.
Derivative Instruments and Hedging Activities
We measure derivative instruments at fair value and records them as assets or liabilities, depending on its rights or obligations under the applicable derivative contract. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative is recognized in changes in net assets in liquidation on the condensed consolidated statement of changes in net assets. The ineffective portion of a derivative’s change in fair value is recognized in liabilities for estimated costs in excess of estimated receipts during liquidation on the condensed consolidated statement of net assets.

We do not net our derivative fair values or any existing rights or obligations to cash collateral. We do not use derivatives for trading or speculative purposes. For the periods presented, the our derivative, comprised of an interest rate cap, qualified and was designated as a cash flow hedge, and was not deemed ineffective.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Other Matters
In connection with the adoption of liquidation basis accounting, during the third quarter of 2023 (i) certain of our internal controls over financial reporting became no longer relevant primarily relating to asset impairments and (ii) we adopted additional internal controls over financial reporting primarily with respect to the calculations of our asset values for liquidation basis accounting purposes.

PART II
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.
Share Redemption Program
Our board of directors adopted a share redemption program that could enable our stockholders to sell their shares of common stock to us in limited circumstances (the “SRP”), subject to the significant restrictions and limitations of the program. During the three and nine months ended September 30, 2023, we did not redeem shares. As a result of the approval by our board of directors and our stockholders of the Plan of Liquidation, we do not expect to redeem any shares under the SRP going forward and expect that any future liquidity provided to stockholders will be in the form of liquidating distributions. We can provide no assurances as to the timing, amount, or successful implementation of the Plan of Liquidation.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 8, 2023, our board of directors approved an updated estimated liquidation value per share of our common stock of $0.48, which is equal to our net assets in liquidation, divided by the number of shares outstanding, all as of September 30, 2023, and as disclosed in this Quarterly Report on Form 10-Q (the “November 2023 Estimated Liquidation Value Per Share”). The November 2023 Estimated Liquidation Value Per Share has decreased compared to our most recent estimated value per share as of December 28, 2022. The November 2023 Estimated Liquidation Value Per Share includes other liquidation costs that are not included in the December 28, 2022 estimated value per share but was most significantly impacted by the updated value of our investments in real estate. The ongoing uncertainty in both the debt and capital markets has significantly reduced the amount of potential buyers in the commercial real estate market and this uncertainty along with rising interest rates, has adversely impacted the value of our properties. We adopted the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023. Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. For a description of our accounting policies and the methodologies, limitations and assumptions used in the determination of the November 2023 Estimated Liquidation Value Per Share, see the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.
We are providing the November 2023 Estimated Liquidation Value Per Share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
The November 2023 Estimated Liquidation Value Per Share will first appear on the December 2023 stockholder account statements.
Limitations of the November 2023 Estimated Liquidation Value Per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated liquidation value per share, and this difference could be significant. The November 2023 Estimated Liquidation Value Per Share does not represent the fair value of our assets less the fair value of our liabilities according to GAAP. Moreover, we did not obtain updated appraisals in connection with the determination of the November 2023 Estimated Liquidation Value Per Share, and the determination was based solely on the net assets in liquidation as reported in this Quarterly Report on Form 10-Q.

Our expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that we pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions that we pay to our stockholders may be more or less than our estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimated our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of our remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions we pay to our stockholders or the aggregate amount of liquidating distributions that we will ultimately pay to our stockholders.
No assurance can be given that any liquidating distributions we pay to our stockholders will equal or exceed the November 2023 Estimated Liquidation Value Per Share. Accordingly, with respect to the November 2023 Estimated Liquidation Value Per Share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the November 2023 Estimated Liquidation Value Per Share;
•that an independent third-party appraiser or third-party valuation firm would agree with the November 2023 Estimated Liquidation Value Per Share; or
•that the methodology used to determine the November 2023 Estimated Liquidation Value Per Share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2023.

Strategic Realty Trust, Inc.

By:	/s/ Matthew Schreiber
Matthew Schreiber
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ryan Hess
Ryan Hess
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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