Form 10-K
period 2023-12-31
Strategic Realty Trust, Inc.
filed 2024-03-29
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2022 cannot be calculated because no established market exists for the registrant’s common stock.
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, 10,728,475 shares of its common stock were held by non-affiliates.
As of March 25, 2024, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.
Documents Incorporated by Reference: Registrant incorporates by reference In Part III (Items 10, 11,12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

Special Note Regarding Forward-Looking Statements
Certain statements included in this Annual Report on Form 10-K that are not historical facts (including any statements concerning our ability to implement the Plan of Liquidation (as defined below), other plans and objectives of management for future operations, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•Although our board of directors and stockholders have approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurance whether we will be able to successfully implement the Plan of Liquidation and sell our assets, pay our debts and distribute the net proceeds from liquidation to our stockholders in the amount or on the timeline as we expect.
•The combination of the continued economic slowdown, rising interest rates and significant inflation as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. These ongoing challenges continue to be one of the most significant risks and uncertainties we face in connection with the implementation of the Plan of Liquidation.
•We can give no assurance regarding the timing of asset dispositions and the sale prices we will receive for assets and the amount and timing of liquidating distributions to be received by our stockholders. If the sales price of our assets is less than estimated or if we underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated.
•We are currently in maturity default for failure to pay the amount of the debt outstanding and due to the lender on the January 9, 2024 maturity date for the SRT Loan that is secured by all of our operating real estate assets. Although we are in discussions with the lender to modify the loan to bring it back in good standing while we complete our liquidation activities, no assurances can be provided that we will successfully execute an agreement with the lender to extend the loan. Further, we expect that any extension of the SRT Loan would be on terms and conditions less favorable to us than previously negotiated. As a result of the default, the lender could foreclose on all of our operating properties which secure the loan in satisfaction of the debt. A sale of our assets by the lender may not result in maximum proceeds to us and would adversely impact the amount of our liquidating distributions as the lender is only motivated to receive a purchase price sufficient to satisfy the amount of the debt outstanding, and we believe the value of the collateral to be in excess of the amount of the debt. In addition, as a result of the default, we are required to pay an increased debt service payment due to the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%) and we will be required to pay various fees to the lender in connection with securing an extension on our debt obligation. The maturity default and the related adverse impacts to us could have an adverse effect on our implementation of the Plan of Liquidation and the amount of and timing of liquidating distributions to be received by our stockholders.
•We depend on tenants for our revenue and, accordingly, our revenue is dependent upon the success and economic viability of our tenants. Revenues from our properties could decrease due to a reduction in tenants (caused by factors including, but not limited to, tenant defaults, tenant insolvency, early termination of tenant leases and non-renewal of existing tenant leases) and/or lower rental rates, making it more difficult for us to meet our financial obligations, including debt service and adversely affect liquidating distributions to our stockholders. Specifically, as a result of a significant tenant’s failure to pay rent due to us, we were unable to meet the financial covenants required to extend the term of our outstanding debt obligation and are in maturity default on the SRT Loan as described above.
•All our assets are concentrated in California and in urban retail properties. In particular, as of December 31, 2023, 49.4% of our annual minimum rent was derived from properties located in San Francisco with an additional 50.6% of our annual minimum rent coming from the Silverlake Collection in Los Angeles. Any adverse economic, real estate or business conditions in San Francisco or Los Angeles, or in the urban retail market, along with any generally unfavorable real estate market and general economic conditions, including with respect to the continued economic slowdown, the rising interest rate environment and significant inflation could adversely affect our operating results, result in decreased revenues from our properties, which could decrease the value of our investments and reduce the amount of any liquidating distributions to our stockholders.
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
•Our outstanding debt obligation has a variable interest rate with interest and related payments that vary with the movement of SOFR. Increases in SOFR would increase the amount of our debt payments.
All forward-looking statements should be read in light of the risks identified above. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Annual Report, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Moreover, you should interpret many of the risks identified in this Annual Report, as being heightened as a result of the continued disruptions in the financial markets impacting the commercial real estate industry, including with respect to the current economic slowdown, rising interest rates and significant inflation. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Annual Report, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Annual Report, and the risks described in Part I, Item 1A, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report will be achieved.

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
From August 7, 2009 through February 7, 2013 we conducted an initial public offering pursuant to which we raised $104.7 million in gross primary offering proceeds through the sale of 10,688,940 shares of common stock and an additional $3.6 million in gross offering proceeds through the sale of 391,182 shares of common stock in our distribution reinvestment plan (“DRIP”).We have also granted 50,000 shares of restricted stock and issued 273,729 shares of common stock to pay a portion of a special distribution in November 2015. Cumulatively, through December 31, 2023, pursuant to our share redemption program that enabled our stockholders to sell their shares of common stock to us in limited circumstances, we have redeemed 878,458 shares of common stock for approximately $6.2 million.
Our board of directors adopted a share redemption program that could enable our stockholders to sell their shares of common stock to us in limited circumstances (the “SRP”), subject to the significant restrictions and limitations of the program. From January 2013 until April 2015, the SRP was suspended with respect to all redemption requests. In April 2015 the SRP was reinstated solely with respect to shares submitted for repurchase in connection with the death or “qualifying disability” (as defined in the SRP) of a stockholder. In order to preserve cash in light of the uncertainty relating to the economic impact of COVID-19 on the Company, in April 2020, the board of directors again suspended the SRP. As a result of the approval by our board of directors and our stockholders of the Plan of Liquidation, we do not expect to redeem any shares under the SRP going forward and expect that any future liquidity provided to stockholders will be in the form of liquidating distributions. We can provide no assurances as to the timing, amount, or successful implementation of the Plan of Liquidation. Cumulatively, through December 31, 2023, pursuant to the SRP, we have redeemed 878,458 shares of common stock for approximately $6.2 million.
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business and implementing the Plan of Liquidation are employed by our advisor. We are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2024. The current term of the Advisory Agreement terminates on August 9, 2024. Effective April 1, 2021, the Advisor became an affiliate of L3 Capital, LLC, a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets. In addition, an affiliate of L3 Capital, LLC acts as our property manager.
Our office address is 1 S Wacker Drive, Suite 3210, Chicago, Illinois 60606, and our main telephone number is (312) 878-4848.
Plan of Liquidation
On August 23, 2023, following board of director approval in May 2023, our stockholders approved the Plan of Liquidation. The principal purpose of the Plan of Liquidation is to maximize stockholder value by selling our assets, paying our debts and distributing the net proceeds from liquidation to our stockholders. As such we are currently marketing all of our properties for sale.
We are pursuing an orderly liquidation of our company by selling our assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company.
We expect to complete our liquidation activities within 24 months from August 23, 2023. However, if we cannot sell our assets and pay our debts within 24 months from May 9, 2023, or if the board of directors determine that it is otherwise advisable to do so, pursuant to the Plan of Liquidation, we may transfer and assign our remaining assets to a liquidating trust. Upon such transfer and assignment, our stockholders will receive beneficial interests in the liquidating trust.
We can give no assurance regarding the timing of asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices we will receive for our assets, and the amount or timing of any liquidating distributions to be received by our stockholders. See “Special Note Regarding Forward-Looking Statements” for risks associated with our implementation of the Plan of Liquidation. For more information, see the Plan of Liquidation, which is included as an exhibit to this Annual Report on Form 10-K.
As a result of the approval of the Plan of Liquidation by our stockholders in August 2023, we adopted the liquidation basis of accounting as of July 1, 2023, as described further in Note 3,“Summary of Significant Accounting Policies - Principles of Consolidation and Basis of Presentation” to our consolidated financial statements included in this Annual Report on Form 10-K.
Business Strategy
Our sole purpose is to wind up our affairs and the liquidation of our assets with no objective to continue or to engage in the conduct of a trade or business, except as necessary for the orderly liquidation of our assets.
Investment Portfolio
As of December 31, 2023, our portfolio included six retail properties, excluding a land parcel, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California, which we purchased for an aggregate purchase price of approximately $35.3 million. Additionally, our portfolio includes an improved land parcel. Refer to Item 2, “Properties” for additional information on our portfolio.
Borrowing Policies
We have used secured and unsecured debt as a means of providing funds for the acquisition of real property, real estate-related loans, and other real estate-related assets. Our use of leverage increases the risk of default on loan payments and the resulting foreclosure on a particular asset. In addition, lenders may have recourse to assets other than those specifically securing the repayment of our indebtedness. As of December 31, 2023, our aggregate outstanding indebtedness related to the SRT Loan and totaled approximately $18.0 million, or 63.6% of the liquidation value of our total assets.
We did not satisfy the financial covenants necessary to extend the SRT Loan for an additional one-year term on its January 9, 2024 maturity date and we are in maturity default with respect to the loan for failure to pay the amount outstanding and due. The SRT Loan is secured by all of our retail properties. As a result of the default we are paying increased debt service due to the default interest rate, and the lender could commence foreclosure proceedings on our properties in satisfaction of the debt. Although we are in negotiations with the lender to modify the terms of the SRT Loan and secure an extension of the maturity date, we can provide no assurances we will be successful. The maturity default and the related adverse impacts to us as discussed in additional detail under “Special Note Regarding Forward-Looking Statements” could have an adverse effect on our implementation of the Plan of Liquidation and the amount of and timing of liquidating distributions to be received by our stockholders.
Economic Dependency
We depend on our Advisor and its affiliates for certain services that are essential to us, including the disposition of real estate and management of the daily operations of our real estate and investment portfolio, and other general and administrative responsibilities. In the event that our Advisor is unable to provide such services to us, we will be required to obtain such services from other sources.
Competitive Market Factors
We face competition from various entities for prospective tenants and to retain our current tenants, including other REITs, pension funds, insurance companies, investment funds and companies, partnerships and developers. Many of these entities have substantially greater financial resources than we do and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant. As a result of their greater resources, those entities may have more flexibility than we do in their ability to offer rental concessions to attract and retain tenants. This could put pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. As a result, our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay liquidating distributions may be adversely affected.
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

This competition could decrease the sales proceeds we receive for properties that we sell, assuming we are able to sell such properties, which could adversely affect our cash flows and liquidating distribution to our stockholders.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
As an externally managed company, our day-to-day operations are managed by our advisor and our executive officers under the oversight of our board of directors. As such, we rely on our advisor’s cybersecurity program, as discussed herein, for assessing, identifying, and managing material risks to our business from cybersecurity threats. Our cybersecurity program, as implemented by our advisor and overseen by our board of directors, is integrated into our overall risk management system, and included as part of our information technology security incident response plan.
Due to the small size of our operations, our advisor has elected to outsource the information technology function to a third-party managed service provider, or the MSP, that specializes in fully managed information technology services and fully managed cybersecurity. The MSP is responsible for managing all of our advisor’s hosted services, all of the computer and computer-related hardware and software used for our advisor to manage our operations, and all onsite and offsite backups. The MSP also provides managed security services designed to prevent cybersecurity threats, to identify and remediate vulnerabilities, to monitor systems 24/7, to protect data and systems, to detect potential intrusions and cybersecurity incidents, to quarantine systems should they be compromised, and to recover from business interruptions or other disasters. The MSP follows the NIST Cybersecurity Framework, developed by the National Institute of Standards and Technology of the U.S. Department of Commerce, to measure the maturity of the services it provides to us and its other clients.
The MSP conducts ongoing cybersecurity training to ensure all employees are aware of cybersecurity risks and performs periodic phishing simulation testing for increased cyber resilience. Annually, the MSP conducts penetration testing to assess cybersecurity measures and to review the information security control environment and operating effectiveness. In addition, our advisor evaluates key third-party service providers before granting the service provider access to its information systems and has a process in place to ensure that future access is appropriate. Our assessment of risks associated with the use of third-party providers is part of the advisor’s overall cybersecurity risk management framework. For any software platforms that are hosted by third parties, our advisor confirms the vendor maintains a System and Organization Controls (“SOC”) 1 report. While we have control, through our contract with the MSP, over our information systems, we do not have control over the information systems of third parties who provide services, and in particular certain property management services, at our commercial real estate properties. Although we confirm third party software platforms maintain a SOC 1 report, we rely on third parties for managing their cybersecurity risk. Our advisor maintains third-party cyber insurance and upon identification of a significant cyber incident, our advisor would notify its cyber insurance carrier and engage a third-party cyber forensic analysis vendor to assist in investigating and remediating the incident.
As of the date of this Annual Report, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, our business is highly dependent on our ability to collect, use, store and manage organizational and property data. If any of our significant information and data management systems do not operate properly or are disabled, we could suffer a material disruption of our business or managing real estate, liability to tenants, loss of tenant or other sensitive data, regulatory intervention, breach of confidentiality or other contract provisions, or reputational damage. These systems may fail to operate properly or become disabled as a result of events wholly or partially beyond our control, including disruptions of electrical or communications services, natural disasters, political instability, terrorist attacks, sabotage, computer viruses, deliberate attempts to disrupt our computer systems through "hacking," "phishing," or other forms of both deliberate or unintentional cyber-attack, or our inability to occupy our office location. As our advisor has elected to outsource our information technology functions to third-party providers, we bear the risk of having less direct control over the security and performance of those systems.

Governance
As part of its responsibilities pursuant to our corporate governance guidelines, our board of directors oversees our policies with respect to risk assessment and risk management, including with respect to cybersecurity risks. The board of directors administers its risk oversight function by receiving regular reports from our executive officers on areas of material risk to us, which reports include any updates regarding cybersecurity incidents or other developments.
As discussed above, we engage the MSP to assist us with the identification, monitoring and management of cybersecurity risks and rely on the expertise and knowledge of the MSP with respect to supporting our information technology network. The MPS reports periodically to our management team as necessary, including our Chief Executive Officer and Chief Financial Officer. These senior executive officers then brief our board of directors on security matters as required and no less frequently than annually. Our Chief Financial Officer, together with our advisor’s Director of Human Resource is responsible for managing our cybersecurity risk and developing mitigation strategies and implementing controls to reduce the likelihood of a cybersecurity incident occurring and to reduce the impact of such an incident should this occur.
ITEM 2. PROPERTIES
Property Portfolio
As of December 31, 2023, our portfolio included six retail properties, excluding a residual land parcel at Topaz Marketplace, which we refer to as “our properties” or “our portfolio,” comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California. As of December 31, 2023, approximately 85% of our portfolio was leased (based on rentable square footage), with a weighted-average remaining lease term of approximately 5.2 years. The following table provides summary information regarding the properties in our portfolio as of December 31, 2023 (dollar amounts in thousands):

(dollars in thousands)		Rentable Square Feet	Percent Leased (2)	Effective Rent (3) (per Sq. Foot)	Date Acquired	Original Purchase Price	Debt
Property Name (1)	Location
400 Grove Street	San Francisco, CA	2,000	100%	$54.00	6/14/2016	$2,890	$1,450
8 Octavia Street	San Francisco, CA	3,640	27%	65.56	6/14/2016	2,740	1,500
Fulton Shops	San Francisco, CA	3,758	66%	59.71	7/27/2016	4,595	2,200
450 Hayes	San Francisco, CA	3,724	100%	104.21	12/22/2016	7,567	3,650
388 Fulton	San Francisco, CA	3,110	100%	63.82	1/4/2017	4,195	2,300
Silver Lake	Los Angeles, CA	10,876	100%	85.31	1/11/2017	13,300	6,900
		27,108				$35,287	$18,000
(1)List of properties does not include a residual parcel at Topaz Marketplace as of December 31, 2023.
(2)Percentage is based on leased rentable square feet of each property as of December 31, 2023.
(3)Effective rent per square foot is calculated by dividing the annualized December 31, 2023 contractual base rent by the total square feet occupied at the property. The contractual base rent does not include other items such as tenant concessions (e.g., free rent), percentage rent, and expense recoveries.

Lease Expirations
The following table reflects the timing of tenant lease expirations at our properties as of December 31, 2023 (dollar amounts in thousands):

Year of Expiration (1)	Number of Leases Expiring	Annualized Base Rent Expiring (2)	Percent of Portfolio Annualized Base Rent Expiring	Square Feet Expiring
2024	2	$105	5.7%	1,514
2025	1	121	6.6	1,894
2026	5	574	31.2	7,456
2027	1	28	1.5	589
2028	—	—	—	—
2029	—	—	—	—
2030	—	—	—	—
2031	2	898	48.9	9,818
Thereafter	1	112	6.1	1,902
Total	12	$1,838	100.0%	23,173
(1)Represents the expiration date of the lease as of December 31, 2023, and does not take into account any tenant renewal options.
(2)Annualized base rent represents annualized contractual base rent as of December 31, 2023. These amounts do not include other items such as tenant concession (e.g. free rent), percentage rent and expense recoveries.
Significant Tenants
As of December 31, 2023, our real estate properties were leased to 12 retail tenants over a diverse range of industries. The following table reflects information regarding tenants which account for more than 10% of our annualized minimum rent as of December 31, 2023 (dollar amounts in thousands):

Name of Tenant	Industry	Property	Annualized Rent	% Annualized Minimum Rent	% Rentable Square Feet Occupied	Lease Expiration
Intent to Dine, LLC	Restaurant	Silver Lake	$617	34%	26%	November 30, 2031
450 Hayes Valley, LLC	Restaurant	450 Hayes	281	15	11	November 30, 2031
La Conq, LLC	Restaurant	Silver Lake	208	11	9	September 5, 2026
ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop. Our stockholders have approved the Plan of Liquidation and we expect to distribute the net proceeds from liquidation upon the completion of the sale of our properties.
On March 28, 2024, our board of directors approved an updated estimated liquidation value per share of our common stock of $0.47, which is equal to our net assets in liquidation, divided by the number of shares outstanding, all as of December 31, 2023, and as disclosed in this Annual Report on Form 10-K (the “March 2024 Estimated Liquidation Value Per Share”).
We adopted the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023. Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. For a description of our accounting policies and the methodologies, limitations and assumptions used in the determination of the March 2024 Estimated Liquidation Value Per Share, see the notes to our consolidated financial statements in this Annual Report on Form 10-K.
Limitations of Estimated Value Per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated liquidation value per share, and this difference could be significant. The March 2024 Estimated Liquidation Value Per Share does not represent the fair value of our assets less the fair value of our liabilities according to GAAP. Moreover, we did not obtain updated appraisals in connection with the determination of the March 2024 Estimated Liquidation Value Per Share, and the determination was based solely on the net assets in liquidation as reported in this Annual Report on Form 10-K.
Our expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that we pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions that we pay to our stockholders may be more or less than our estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimated our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, including with respect to debt service or interest expense related to the SRT Loan, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of our remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions we pay to our stockholders or the aggregate amount of liquidating distributions that we will ultimately pay to our stockholders.
No assurance can be given that any liquidating distributions we pay to our stockholders will equal or exceed the March 2024 Estimated Liquidation Value Per Share. Accordingly, with respect to the March 2024 Estimated Liquidation Value Per Share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the March 2024 Estimated Liquidation Value Per Share;
•that an independent third-party appraiser or third-party valuation firm would agree with the March 2024 Estimated Liquidation Value Per Share; or
•that the methodology used to determine the March 2024 Estimated Liquidation Value Per Share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Stockholder Information
As of March 25, 2024, we had 10,752,966 shares of our common stock outstanding held by a total of approximately 2,822 stockholders. The number of stockholders is based on the records of our transfer agent.

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
Share Redemption Program
Our board of directors has adopted a share redemption program enabled our stockholders to sell their shares of common stock to us in limited circumstances (the “SRP”), subject to the significant restrictions and limitations of the program. As a result of the approval by our board of directors and our stockholders of the Plan of Liquidation, we will not redeem any shares under the SRP going forward and expect that any future liquidity provided to stockholders will be in the form of liquidating distributions. We can provide no assurances as to the timing, amount, or successful implementation of the Plan of Liquidation.
During the quarter ended December 31, 2023, we did not redeem any shares.
Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities
During the year ended December 31, 2023, we did not sell any equity securities that were not registered under the Securities Act of 1933.
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
Overview
We are a Maryland corporation that was formed on September 18, 2008, to invest in and manage a portfolio of income-producing retail properties, located in the United States. As of December 31, 2023, our property portfolio included six retail properties, excluding a land parcel, comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California.
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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2023. The current term of the Advisory Agreement terminates on August 9, 2024. As of April

2021, the Advisor is an affiliate of L3 Capital, LLC, a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
Our sole purpose is to wind up our affairs and the liquidation of our assets with no objective to continue or to engage in the conduct of a trade or business, except as necessary for the orderly liquidation of our assets.
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
In accordance with the Plan of Liquidation, our objectives are to pursue an orderly liquidation of our company by selling all of our assets, paying our debts and our known liabilities, providing for the payment of unknown or contingent liabilities, distributing the net proceeds from liquidation to our stockholders and winding up our operations and dissolving our company. For more information, see the Plan of Liquidation, which is included as an exhibit to this Annual Report on Form 10-K.
Our expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that we pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions that we pay to our stockholders may be more or less than our estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimated our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise, including with respect to debt service or interest expense related to the SRT Loan, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of our remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions we pay to our stockholders or the aggregate amount of liquidating distributions that we will ultimately pay to our stockholders. See “Special Note Regarding Forward-Looking Statements” for additional discussion of the risks associated with our implementation of the Plan of Liquidation.
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
Since early 2022, inflation in the United States accelerated and, while moderating compared to year-over-year increases in 2021 and 2022, may continue at a relatively elevated level in the near-term. Rising inflation could have an adverse impact on our variable rate debt, as well as general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. In addition, our retail tenants may experience decreased revenue as a result of rising inflation and reduced consumer spending. The Federal Reserve has raised interest rates to combat inflation and restore price stability and rates may continue to rise. As a result, such increases may result in higher debt service costs, which will adversely affect our cash flows. In addition, the rising interest rates have resulted in a lack of lending activity in the debt markets which may impact the ability of buyers for our properties to obtain favorable financing. Further, historically, during periods of increasing interest rates, real estate valuations have generally decreased due to rising capitalization rates, which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate assets and the amount of liquidating distributions we pay to our stockholders. Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital and the cost of capital to any prospective buyers of our properties may adversely affect our ability to implement the Plan of Liquidation.

2023 Significant Events
Loans Secured by Properties
On January 18, 2023, we extended the maturity date of the SRT Loan for an additional twelve-month period under the same terms and conditions. The maturity date was January 9, 2024.
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
Review of our Policies
Our board of directors, including our independent directors, has reviewed our policies, including with respect to the Plan of Liquidation, described in this Annual Report and determined that they are in the best interest of our stockholders because the Plan of Liquidation will be more likely to maximize stockholder value at this time.
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
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash or other consideration that we expect to receive through the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of December 31, 2023, are included in accounts payable and accrued expenses, due to affiliate and other liabilities on the Consolidated Statement of Net Assets.
Real Estate
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

Below is a discussion of additional accounting policies and estimates. While management determined these to be not critical, they are still considered to be significant and relevant for understanding and evaluating our reported financial results.
Going Concern Basis
Prior to the adoption of liquidation basis of accounting we applied the provisions of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) to account for property acquisitions. ASU No. 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions.
Evaluation of business combination or asset acquisition:
We evaluated each acquisition of real estate to determine if the integrated set of assets and activities acquired met the definition of a business and needed to be accounted for as a business combination. If either of the following criteria was met, the integrated set of assets and activities acquired would not qualify as a business:
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
Generally, we expected that acquisitions of real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets), or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.
In asset acquisitions, the purchase consideration, including acquisition costs, is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain.
Depreciation and amortization was computed using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 30 years
Tenant improvements	1 - 15 years
Tenant improvement costs were recorded as capital assets and depreciated over the tenant’s remaining lease term, which we determined by approximating the useful life of the improvement. Expenditures for ordinary maintenance and repairs were expensed to operations as incurred. Significant renovations and improvements that improve or extend the useful lives of assets were capitalized. Acquisition costs related to asset acquisitions were capitalized in the consolidated balance sheets prior to the adoption of the liquidation basis of accounting.
Impairment of Long-lived Assets - Going Concern Basis
We continually monitored events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assessed the recoverability by estimating whether we would recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, we did not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, we recorded an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that we estimated in this analysis include projected rental rates, capital expenditures, property sale capitalization rates, and expected holding period of the property.
We evaluated its equity investments for impairment in accordance with ASC 320, Investments – Debt and Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.
Rents and Other Receivables
Liquidation Basis of Accounting
In accordance with the liquidation basis of accounting, as of July 1, 2023, rents and other receivables were adjusted to their net realizable value. We periodically evaluate the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to our net assets in liquidation.
Going Concern Basis
We estimated the collectability of its tenant receivables related to base rents, including deferred rents receivable, expense reimbursements and other revenue or income.
We analyzed tenant receivables, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, we made estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims could exceed one year. When a tenant is in bankruptcy, we recorded a bad debt reserve for the tenant’s receivable balance and generally did not recognize subsequent rental revenue until cash was received or until the tenant was no longer in bankruptcy and had the ability to make rental payments.
Revenue Recognition
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
Going Concern Basis
Revenues included minimum rents, expense recoveries and percentage rental payments on our consolidated statement of operations and comprehensive income beginning January 1, 2022 until the Company’s adoption of the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023. Minimum rents were recognized on an accrual basis over the terms of the related leases on a straight-line basis when collectability was reasonably assured and the tenant had taken possession or controls the physical use of the leased property. If the lease provides for tenant improvements, we determined whether the tenant improvements, for accounting purposes, are owned by the tenant or us. When we were the owner of the tenant improvements, the tenant was not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements were substantially completed. When the tenant was the owner of the tenant improvements, any tenant improvement allowance that was funded was treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership was determined based on various factors including, but not limited to:
•whether the lease stipulated how a tenant improvement allowance may be spent;
•whether the amount of a tenant improvement allowance was in excess of market rates;
•whether the tenant or landlord retained legal title to the improvements at the end of the lease term;
•whether the tenant improvements were unique to the tenant or general-purpose in nature; and
•whether the tenant improvements were expected to have any residual value at the end of the lease.

For leases with minimum scheduled rent increases, we recognized income on a straight-line basis over the lease term when collectability was reasonably assured. Recognizing rental income on a straight-line basis for leases resulted in recognized revenue amounts which differ from those that are contractually due from tenants on a cash basis. If we determined the collectability of straight-line rents was not reasonably assured, we limited future recognition to amounts contractually owed and paid, and, when appropriate, established an allowance for estimated losses.
We maintained an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. We monitored the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, our assessment was based on amounts estimated to be recoverable over the term of the lease.
Certain leases contained provisions that required the payment of additional rents based on the respective tenants’ sales volume (contingent or percentage rent) and substantially all contained provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs (“CAM”). Revenue based on percentage of tenants’ sales was recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of taxes, insurance and CAM was recognized in the period that the applicable costs were incurred in accordance with the lease agreement.
We elected the lessor practical expedient to not separate common area maintenance and reimbursement of real estate taxes from the associated lease for all existing and new leases as the timing and pattern of payments and associated lease payments are the same. The timing of revenue recognition remained the same for our existing leases and new leases. Revenues related to our leases continued to be reported on one line in the presentation within the statement of operations and comprehensive income beginning January 1, 2022 until our adoption of the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023, as a result of electing this lessor practical expedient. We continued to capitalize its direct leasing costs. These costs were incurred as a result of obtaining new leases, and renewing leases, and were paid to our Advisor. Additionally, we were not a lessee of real estate or equipment, as it is externally managed by its Advisor.
Fair Value Measurements - Going Concern Basis
Under GAAP, we were required to measure or disclose certain financial instruments at fair value on a recurring basis. In addition, we were required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
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
When available, we utilized quoted market prices or other observable inputs (Level 2 inputs), such as interest rates or yield curves, from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require us to use significant judgment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third party. When we determined the market for an asset owned by it to be illiquid or when market transactions for similar instruments do not appear orderly, we used several valuation sources (including internal valuations, discounted cash flow analysis and external appraisals) and established a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, we measured fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets; or (ii) a present value technique that considers the future cash flows based on contractual obligations discounted by observed or estimated market rates of comparable liabilities. The use of contractual cash flows with regard to amount and timing significantly reduces the judgment applied in arriving at fair value.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.

We considered the following factors to be indicators of an inactive market: (1) there are few recent transactions; (2) price quotations are not based on current information; (3) price quotations vary substantially either over time or among market makers (for example, some brokered markets); (4) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability; (5) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the our estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability; (6) there is a wide bid-ask spread or significant increase in the bid-ask spread; (7) there is a significant decline or absence of a market for new issuances (that is, a primary market) for the asset or liability or similar assets or liabilities; and (8) little information is released publicly (for example, a principal-to-principal market).
We considered the following factors to be indicators of non-orderly transactions: (1) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions; (2) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant; (3) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced); and (4) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.
Accrued Liquidation Costs
In accordance with the liquidation basis of accounting, we accrue for certain estimated liquidation costs to the extent we have a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, insurance, and transfer agent related costs.
Deferred Financing Costs
Prior to the adoption of the liquidation basis of accounting, deferred financing costs represented commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs were amortized over the terms of the respective financing agreements using the straight-line method which approximated the effective interest method. Unamortized deferred financing costs were expensed when the associated debt was refinanced or repaid before maturity. Costs incurred in seeking financings that did not close are expensed in the period in which it is determined that the financing would not close.
We presented deferred financing costs, net of accumulated amortization, as a contra-liability that reduces the carrying amount of the associated note payable, rather than as a deferred asset. Deferred financing costs related to a line-of-credit arrangement were presented on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end.
Derivative Instruments and Hedging Activities
Liquidation Basis of Accounting
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
We do not net our derivative fair values or any existing rights or obligations to cash collateral. We do not use derivatives for trading or speculative purposes. For the periods presented, our derivative, comprised of an interest rate cap, qualified and was designated as a cash flow hedge, and was not deemed ineffective.
Going Concern Basis
We measured derivative instruments at fair value and recorded them as assets or liabilities, depending on its rights or obligations under the applicable derivative contract. Derivatives that were not designated as hedges were adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative was recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value was immediately recognized in earnings.
We did not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets. We did not use derivatives for trading or speculative purposes. For the period beginning January 1, 2022 until our adoption of the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023, our derivative, comprised of an interest rate cap, qualified and was designated as a cash flow hedge, and was not deemed ineffective.

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
Portfolio Investments
As of December 31, 2023, our portfolio included six retail properties, excluding a land parcel, comprising an aggregate of approximately 27,000 square feet of single- and multi-tenant, commercial retail space located in California.
As of December 31, 2023 and 2022, approximately 85% and 88% of our portfolio was leased (based on rentable square footage), respectively, with a weighted-average remaining lease term of approximately 5.2 years and 5.8 years, respectively. In 2023 there were no property dispositions and in 2022 there was one property disposition (the Wilshire Joint Venture property) and one disposition of a property in the pre-development stage (the Sunset & Gardner Joint Venture property).
Leasing Information
There were no new leases added in our retail properties during the year ended December 31, 2023. The following table provides information regarding our leasing activity for the year ended December 31, 2023 for properties we held as of December 31, 2023.

Total Vacant Rentable Sq. Feet at	Lease Terminations in 2023	New Leases in 2023	Lease Renewals in 2023	Total Vacant Rentable Sq. Feet at	Tenant Retention Rate in
December 31, 2022	(Sq. Feet)	(Sq. Feet)	(Sq. Feet)	December 31, 2023	2023
3,205	730	—	—	3,935	n/a
Results of Operations
In light of the adoption of liquidation basis accounting as of July 1, 2023 and our liquidation pursuant to the Plan of Liquidation, the results of operations for the current year period are not comparable to the prior year period. The sale of assets under the Plan of Liquidation will have a significant impact on our operations. See “— Overview — Plan of Liquidation”.
Liquidity and Capital Resources
As described above under “—Overview – Plan of Liquidation,” our board of directors and our stockholders have approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. We expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities and distribute the net proceeds from liquidation to our stockholders. We expect our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, interest payments on our outstanding indebtedness, general and administrative expenses, including expenses in connection with the Plan of Liquidation, and payments of distributions to stockholders pursuant to the Plan of

Liquidation. We expect to use our cash on hand and net sales proceeds from the sale of our assets as our primary source of liquidity. To the extent available, we also intend to use cash flow generated by our real estate investments; however, asset sales will further reduce cash flow from these sources.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the general market conditions impacting commercial real estate and our tenants as discussed above. In particular, our significant tenant, Intent to Dine, LLC, who accounted for 34% of our annualized minimum rent as of December 31, 2023 has stopped paying rent under its lease, which has adversely affected our cash flow from operations. While we intend to pursue all remedies available to us with respect to collecting amounts outstanding and owed to us under the lease and we are in discussions to secure a new tenant for the space, we can provide no assurances that we will be successful in recovering amounts owed or securing a new tenant. If we are unable to address the reduced rental revenue caused by these events, our access to capital and ability to fund our liquidity needs will be adversely affected due to our decreased cash from operations and potential inability to satisfy financial covenants established by lenders.
Due to our decreased cash flow from operations, caused in significant part by our significant tenant’s failure to pay rent owed to us, we did not satisfy the financial covenants necessary to exercise our one-year extension option for the SRT Loan on its January 9, 2024 maturity date, and we are in maturity default with respect to the loan for failure to pay the amount outstanding and due. As a result of the default we are paying increased debt service due to the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%),which we expect to adversely impact our ability to fund our short-term liquidity needs. We are in discussions with the lender to modify the terms of the SRT Loan and secure an extension of the maturity date; however, we can provide no assurances we will be successful in modifying the SRT Loan. Further, we expect that any extension of the SRT Loan would be on terms and conditions less favorable to us than previously negotiated, including a potential requirement for cash flow sweeps at our properties, and we would be required to pay various fees to the lender in connection with securing any extension of the loan. These events would adversely impact our ability to fund our short-term liquidity needs.
In addition, the SRT Loan is secured by all of our retail properties and as a result of the default, the lender could foreclose on all of our operating properties which secure the loan in satisfaction of the debt and our access to cash flows from the properties would be limited. In addition, a sale of our assets by the lender may not result in maximum proceeds to us and would adversely impact the amount of our liquidating distributions as the lender is only motivated to receive a purchase price sufficient to satisfy the amount of the debt outstanding, and we believe the value of the collateral to be in excess of the amount of the debt. The maturity default and the related adverse impacts to us could have an adverse effect on our liquidity as well s the implementation of the Plan of Liquidation and the amount of and timing of liquidating distributions to be received by our stockholders.
As of December 31, 2023, our cash and cash equivalents were approximately $1.3 million and we had $0.3 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Subject to our ability to agree to an extension with respect to the SRT Loan, we believe that our cash on hand, along with other potential sources of liquidity that we may be able to obtain, will be sufficient to fund our working capital needs and debt obligations through the completion of the Plan of Liquidation. We note, however, that with our limited amount of cash on hand, our ability to make a loan paydown, without the sale of real estate assets, is severely limited. As discussed, the lender on the SRT Loan could take control of our properties pursuant to foreclosure proceedings as a result of the maturity default on the SRT Loan. Such an event would materially impact our ability to fund our working capital needs as we would no longer have access to the cash flows from the properties.
In addition, the fixed costs associated with managing a public REIT, including the significant cost of corporate compliance with all federal, state and local regulatory requirements applicable to us with respect to our business activities, are substantial. Such costs include, without limitation, the cost of preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports, documents and filings required under the Exchange Act, or other federal or state laws for the general maintenance of our status as a REIT, under the applicable provisions of the Code, or otherwise. Given the size of our portfolio of properties, these costs constitute a significant percentage of our gross income, reducing our cash flow. Moreover, over the long term, if we are unsuccessful in implementing the Plan of Liquidation and our cash flow from operations does not increase from current levels, whether through increased occupancy or rent rates, we will have to address a liquidity deficiency as our cash flow is not sufficient to cover our current operating expenses over the long term. These forward-looking statements are subject to a number of uncertainties, including with respect to the current economic environment and there can be no guarantee that we will be successful with our plan.
Cash Flows from Operating Activities
During the six months ended June 30, 2023, net cash used in operating activities was $817 thousand.
During the year ended December 31, 2022, net cash used in operating activities was $2.8 million.
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
Debt Obligations
Multi-Property Secured Financing
On December 24, 2019, we entered into a loan agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
The SRT Loan is secured by first deeds of trust on our five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes and 388 Fulton Street) as well as our Silverlake Collection located in Los Angeles. The SRT Loan was scheduled to mature on January 9, 2023. On January 18, 2023, pursuant to the terms of the SRT Loan Agreement, we extended the maturity date of the SRT Loan for an additional twelve-month period under the same terms and conditions. The new maturity date was January 9, 2024.
We are currently in maturity default for failure to pay the amount of the debt outstanding and due to the SRT Lender on the January 9, 2024 maturity date. Although we are in discussions with the SRT Lender to extend the term of the SRT Loan while we complete our liquidation activities, no assurances can be provided that we will successfully extend the term of the SRT Loan. As a result of the default, we are required to pay an increased debt service payment due to the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%) and will be required to pay various fees to the lender in connection with securing an extension on our debt obligation. In addition, the SRT Lender could foreclose on the properties that secure the loan in satisfaction of the debt. These events could have an adverse effect on our implementation of the Plan of Liquidation and the amount of and timing of liquidating distributions to be received by our stockholders.
Pursuant to the terms of SRT Loan, we had the right to prepay the SRT Loan in whole at any time or in part from time to time, as well as certain expenses, costs or liabilities potentially incurred by the SRT Lender as a result of the prepayment and subject to certain other conditions contained in the loan documents. Individual properties could be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement.
As of December 31, 2023, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. Monthly payments were interest-only with the entire principal balance and all outstanding interest due at maturity.
Pursuant to the SRT Loan, we were required to comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on our liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates.
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
Loan with Affiliate
On December 30, 2021, we obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan has a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan required draw downs in increments of no less than approximately $0.3 million. The Unsecured Loan will be due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by us. The Unsecured Loan is guaranteed by us. On March 15, 2022, we and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provide PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. On August 2, 2022, PUR Holdings Lender, LLC agreed to an additional six month extension at the option of the Company to extend the maturity date until December 31, 2023. We declined both options to extend the maturity date of the Unsecured Loan. On December 23, 2022 the Company paid off the outstanding balance of $3.0 million.
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
Funds From Operations
Due to the adoption of the Liquidation Plan, we are no longer reporting funds from operations, as we no longer consider it to be a key performance measure.
Related Party Transactions and Agreements
We are currently party to the Advisory Agreement, pursuant to which the Advisor manages our business in exchange for specified fees paid for services related to the investment of funds in real estate and real estate-related investments, management of our investments and for other services. Refer to Note 9. “Related Party Transactions” to our consolidated financial statements included in this Annual Report on Form 10-K for a discussion of the Advisory Agreement and other related party transactions, agreements and fees.
Subsequent Events
On January 18, 2024, the SRT Lender notified us that we were in maturity default on the SRT Loan following our failure to pay the amount of the debt outstanding and due to the lender on the January 9, 2024 maturity date. The SRT Loan is secured by all of our operating real estate assets. Although we are in discussions with the lender to extend the term of the SRT Loan while we complete our liquidation activities, no assurances can be provided that we will successfully extend the term of the SRT Loan. As a result of the default, we are paying an increased debt service payment due to the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%). In addition, the lender could foreclose on the properties that secure the SRT Loan in satisfaction of the debt.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act. In connection with the preparation of this Annual Report, our management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on its assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.
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
ITEM 9B. OTHER INFORMATION
As of the three months ended December 31, 2023, all items required to be disclosed under Form 8-K were reported under Form 8-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We expect to file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
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
Audit Committee Financial Expert
The information required by this Item is incorporated by reference to the 2024 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement.

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
ITEM 16. FORM 10-K SUMMARY
None.

Index to Consolidated Financial Statements

Financial Statements	Page Number

Report of Independent Registered Public Accounting Firm (Moss Adams, LLP, Campbell, California, PCAOB ID: 659)	F-2

Consolidated Statement of Net Assets as of December 31, 2023 (Liquidation Basis)	F-4

Consolidated Balance Sheet as of December 31, 2022 (Going Concern Basis)	F-5

Consolidated Statement of Changes in Net Assets (Liquidation Basis) for the Period from July 1, 2023 through December 31, 2023	F-6

Consolidated Statements of Operations and Comprehensive Income (Going Concern Basis) for the Six Months ended June 30, 2023 and the year ended December 31, 2022	F-7

Consolidated Statements of Equity (Going Concern Basis) for the Six Months Ended June 30, 2023 and the year ended December 31, 2022	F-8

Consolidated Statements of Cash Flows (Going Concern Basis) for the Six Months ended June 30, 2023 and the year ended December 31, 2022	F-9

Notes to Consolidated Financial Statements	F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Strategic Realty Trust, Inc. and Subsidiaries
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statement of net assets (liquidation basis) of Strategic Realty Trust, Inc., and Subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statement of changes in net assets (liquidation basis) for the period from July 1, 2023 to December 31, 2023, the consolidated balance sheet as of December 31, 2022, the related consolidated statements of operations and comprehensive income, equity, and cash flows for the period from January 1, 2023 to June 30, 2023 and for the year ended December 31, 2022, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects the net assets in liquidation of the Company as of December 31, 2023, and the changes in its net assets in liquidation for the period from July 1, 2023 to December 31, 2023 and the financial position of the Company as of December 31, 2022 and the results of their operations and their cash flows for the period from January 1, 2023 to June 30, 2023 and for the year ended December 31, 2022, its, in conformity with accounting principles generally accepted in the United States of America.
Liquidation Basis
As discussed in Notes 1 and 3 to the consolidated financial statements, the stockholders of the Company approved a plan of liquidation on August 23, 2023, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting as of and for periods subsequent to July 1, 2023 from the going-concern basis to a liquidation basis.
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
Net Realizable Value of Real Estate
As discussed in Note 3 to the consolidated financial statements, the Company adopted the liquidation basis of accounting on July 1, 2023. The Company’s liquidation basis value of its real estate totaled $26.3 million as of December 31, 2023. As a result of the adoption of the liquidation basis of accounting, the Company adjusted its real estate holdings to their estimated net realizable values, which represent the estimated amounts of cash that the Company expects to collect upon disposal of its real estate holdings. Management’s estimates of the net realizable values of the real estate holdings were based on internal valuation methodologies. Management’s internal valuation models utilize significant assumptions such as market rents, lease up periods, discount rates, and capitalization rates. These significant assumptions require significant judgment by management.
The principal considerations in our conclusion that auditing management’s determination of the estimated net realizable values of real estate holdings is a critical audit matter were that our evaluation of the significant assumptions used by management required significant auditor effort, including the use of specialists, to identify and evaluate audit evidence related to the significant assumptions used by management in its net realizable value measurements. The primary procedures we performed to address this critical audit matter included:
•With the assistance of valuation specialists, we evaluated the reasonableness of management’s valuation methodology and of the significant assumptions used in management’s internal valuation models, such as market rents, lease up periods, discount rates, and capitalization rates. Our evaluation included comparison of the Company’s assumptions to ranges we independently developed using market data from industry transaction databases and published industry reports. We evaluated the mathematical accuracy of the valuation models and performed procedures over the completeness and accuracy of the data provided by management.
/s/ Moss Adams LLP
Campbell, California
March 29, 2024

We have served as the Company’s auditor since 2013.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(in thousands)

December 31,
2023
ASSETS
Real estate	$26,260
Cash, cash equivalents and restricted cash	1,569
Tenant receivables	446
Other assets	29
TOTAL ASSETS	$28,304

LIABILITIES
Liabilities for estimated costs in excess of estimated receipts during liquidation	$4,718
Notes payable	18,000
Accounts payable and accrued expenses	272
Amounts due to affiliates	34
Other liabilities	118
TOTAL LIABILITIES	$23,142
Commitments and contingencies (Note 10)
NET ASSETS IN LIQUIDATION	$5,162
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Going Concern Basis)
(in thousands, except shares and per share amounts)

December 31,
2022
ASSETS
Investments in real estate
Land	$12,374
Building and improvements	22,140
Tenant improvements	947
35,461
Accumulated depreciation	(4,838)
Investments in real estate, net	30,623
Cash, cash equivalents and restricted cash	3,471
Prepaid expenses and other assets	152
Tenant receivables, net of $19 bad debt reserve	841
Deferred leasing costs, net	353
Lease intangibles, net	308
TOTAL ASSETS (1)	$35,748
LIABILITIES AND EQUITY
LIABILITIES
Notes payable, net	$18,000
Accounts payable and accrued expenses	285
Amounts due to affiliates	37
Other liabilities	172
Below-market lease liabilities, net	108
TOTAL LIABILITIES (1)	18,602
Commitments and contingencies (Note 12)
EQUITY
Stockholders’ equity
Preferred stock, $0.01 par value; 50,000,000 shares authorized, none issued and outstanding	—
Common stock, $0.01 par value; 400,000,000 shares authorized; 10,752,966 shares issued and outstanding at December 31, 2022	110
Additional paid-in capital	94,644
Accumulated deficit	(77,852)
Total stockholders’ equity	16,902
Non-controlling interests	244
TOTAL EQUITY	17,146
TOTAL LIABILITIES AND EQUITY	$35,748
(1)As of December 31, 2022, includes approximately $0.6 million, respectively, of assets related to consolidated variable interest entities that can be used only to settle obligations of the consolidated variable interest entities.
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(in thousands)

For the Period from July 1, 2023 to December 31, 2023
Net assets in liquidation, beginning of period	$5,257
Change in net assets in liquidation
Change in liquidation value of investments in real estate	(215)
Change in estimated cash flow during liquidation	(329)
Change in estimated capital expenditures	46
Other changes, net	403
Changes in net assets in liquidation	(95)
Net assets in liquidation, end of period	$5,162
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Going Concern Basis)
(in thousands, except shares and per share amounts)

	Six Months Ended June 30,	Year Ended December 31,
	2023	2022
Revenue:
Rental and reimbursements	$1,252	$2,787

Expense:
Operating and maintenance	651	1,689
General and administrative	785	1,509
Depreciation and amortization	506	1,098
Interest expense	735	2,418
Loss on early lease termination	—	190
Loss on impairment of real estate	—	6,035
	2,677	12,939
Operating loss	(1,425)	(10,152)

Other income:
Net (loss) gain on disposal of real estate	—	(1,610)
Net loss	(1,425)	(11,762)
Net loss attributable to non-controlling interests	(26)	(217)
Net loss attributable to common stockholders	$(1,399)	$(11,545)

Loss per common share - basic and diluted	$(0.13)	$(1.07)

Weighted average shares outstanding used to calculate loss per common share - basic and diluted	10,752,966	10,752,966

Other comprehensive income:
Unrealized gain on interest rate cap	$43	$—
Comprehensive loss attributable to common stockholders	$(1,356)	$(11,545)
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Going Concern Basis)
(in thousands, except shares)

	Number of Shares	Par Value	APIC(1)	Accumulated Deficit	AOCI(2)	Total Stockholders’ Equity	NCI(3)	Total Equity
BALANCE — December 31, 2021	10,752,966	$110	$94,644	$(66,307)	$—	$28,447	$461	$28,908
Net loss	—	—	—	(11,545)	—	(11,545)	(217)	(11,762)
BALANCE — December 31, 2022	10,752,966	110	94,644	(77,852)	—	16,902	244	17,146
Net loss	—	—	—	(1,399)	—	(1,399)	(26)	(1,425)
Unrealized gain on interest rate cap	—	—	—	—	43	43	—	43
BALANCE — June 30, 2023	10,752,966	$110	$94,644	$(79,251)	$43	$15,546	$218	$15,764
(1) APIC: Additional paid-in capital
(2) AOCI: Accumulated other comprehensive income
(3) NCI: Non-controlling interest
See accompanying notes to consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(in thousands)

	Six Months Ended June 30,	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,425)	$(11,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on interest rate cap	43	—
Net loss (gain) on disposal of real estate	—	1,610
Loss on impairment of real estate	—	6,035
Straight-line rent	(17)	(132)
Amortization of deferred financing costs	27	720
Depreciation and amortization	506	1,098
Amortization of above and below-market leases	(12)	(21)
Provision for losses on tenant receivable	93	19
Loss on early lease termination	—	190
Other	—	42
Changes in operating assets and liabilities:
Prepaid expenses and other assets	131	(23)
Tenant receivables	(136)	52
Accounts payable and accrued expenses	15	(567)
Amounts due to affiliates	(1)	(26)
Other liabilities	(41)	(68)
Net cash used in operating activities	(817)	(2,833)

Cash flows from investing activities:
Proceeds from the sale of real estate	—	28,003
Investment in properties under development and development costs	—	(847)
Improvements and capital expenditures	(35)	(408)
Payments for leasing costs	(4)	(276)
Net cash provided by investing activities	(39)	26,472

Cash flows from financing activities:
Proceeds from notes payable from investments in consolidated variable interest entities	—	152
Repayment of notes payable from investments in consolidated variable interest entities	—	(21,411)
Loan proceeds from an affiliate	—	2,000
Repayment of loan from an affiliate	—	(3,000)
Payment of loan fees from investments in consolidated variable interest entities	—	(301)
Payment of loan fees and financing costs from an affiliate	—	(15)
Payment of loan fees and financing costs	(313)	—
Net cash (used in) provided by financing activities	(313)	(22,575)

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,169)	1,064
Cash, cash equivalents and restricted cash – beginning of year	3,471	2,407
Cash, cash equivalents and restricted cash – end of year	$2,302	$3,471

Supplemental disclosure of non-cash investing and financing activities and other cash flow information:
Change in accrued liabilities capitalized to investment in development	$—	$43
Change to accrued mortgage note payable interest capitalized to investment in development	—	(57)
Amortization of deferred loan fees capitalized to investment in development	—	87
Changes in capital improvements and leasing costs, accrued but not paid	29	62
Cash paid for interest, net of amounts capitalized	699	1,730
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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. As of December 31, 2023, the Company was externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2023. The current term of the Advisory Agreement terminates on August 9, 2024. The advisor is an affiliate of PUR Management LLC (“PUR”), which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
The sole purpose of the Company is to wind up the Company’s affairs and the liquidation of the Company’s assets with no objective to continue or to engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the Company’s assets.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of December 31, 2023 and 2022, the Company owned 98.1%, respectively, of the limited partnership interests in the OP.
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
The Company manages a portfolio of income-producing retail properties located in the California. As of December 31, 2023, the Company’s portfolio of wholly-owned properties was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in one state, as well as an improved land parcel. As of December 31, 2023, the rentable space at the Company’s retail properties was 85% leased.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The liquidating trust would pay or provide for all of the Company’s liabilities and distribute any remaining net proceeds from liquidation to the holders of beneficial interests in the liquidating trust. If the Company is not able to sell its properties and pay its debt within the 24-month period and the remaining assets are not transferred to a liquidating trust, any distributions made during the 24 months may not qualify for the dividends paid deduction and may increase the Company’s tax liability.
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, including with respect to debt service or default interest expense related to the SRT Loan, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Consolidated Statement of Net Assets as of December 31, 2023.
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
Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023 (as the approval of the Plan of Liquidation by the Company’s stockholders became imminent during the month of July 2023 based on the results of the Company’s solicitation of proxies from its stockholders for their approval of the Plan of Liquidation). Accordingly, on July 1, 2023, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration that the Company expects to realize through the disposal of assets as it carries out the Plan of Liquidation. The liquidation values of the Company’s remaining real estate properties are presented on an net realizable value basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash or other consideration that the Company expects to realize through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
incurred but unpaid as of December 31, 2023 are included in accounts payable and accrued expenses, due to affiliates and other liabilities on the Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale or transfer of the Company’s remaining real estate properties and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
All financial results and disclosures through June 30, 2023, prior to the adoption of the liquidation basis of accounting, are presented on a GAAP historical basis, which contemplates the realization of assets and liabilities in the normal course of business. As a result, the balance sheet as of December 31, 2022, the statements of operations and comprehensive income, the statements of stockholders’ equity and the statements of cash flows for the six months ended June 30, 2023 and the comparative year ended December 31, 2022, are presented using the GAAP historical basis of accounting.
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
The Company evaluates the need to consolidate joint ventures and variable interest entities based on standards set forth in ASC Topic 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in a joint venture or a variable interest entity and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members, as well as whether the entity is a variable interest entity for which the Company is the primary beneficiary. During the years ended December 31, 2023 and 2022, the Company held variable interests in two variable interest entities and consolidated those entities.
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
Going Concern Basis
Prior to the adoption of liquidation basis of accounting the Company applied the provisions of ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”) to account for property acquisitions. ASU No. 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions.
Evaluation of business combination or asset acquisition:

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company evaluated each acquisition of real estate to determine if the integrated set of assets and activities acquired met the definition of a business and needed to be accounted for as a business combination. If either of the following criteria was met, the integrated set of assets and activities acquired would not qualify as a business:
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
Generally, the Company expected that acquisitions of real estate will not meet the revised definition of a business because substantially all of the fair value is concentrated in a single identifiable asset or group of similar identifiable assets (i.e. land, buildings, and related intangible assets), or because the acquisition does not include a substantive process in the form of an acquired workforce or an acquired contract that cannot be replaced without significant cost, effort or delay.
In asset acquisitions, the purchase consideration, including acquisition costs, is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. As a result, asset acquisitions do not result in the recognition of goodwill or a bargain purchase gain.
Depreciation and amortization was computed using a straight-line method over the estimated useful lives of the assets as follows:

Years
Buildings and improvements	5 - 30 years
Tenant improvements	1 - 15 years
Tenant improvement costs were recorded as capital assets and depreciated over the tenant’s remaining lease term, which the Company determined by approximating the useful life of the improvement. Expenditures for ordinary maintenance and repairs were expensed to operations as incurred. Significant renovations and improvements that improve or extend the useful lives of assets were capitalized. Acquisition costs related to asset acquisitions were capitalized in the consolidated balance sheets prior to the adoption of the liquidation basis of accounting.
Impairment of Long-lived Assets - Going Concern Basis
The Company continually monitored events and changes in circumstances that could indicate that the carrying amounts of its investments in real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assessed the recoverability by estimating whether the Company would recover the carrying value of the real estate and related intangible assets through its undiscounted future cash flows (excluding interest) and its eventual disposition. If, based on this analysis, the Company did not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company recorded an impairment loss to the extent that the carrying value exceeds the estimated fair value of the investments in real estate and related intangible assets. Key inputs that the Company estimated in this analysis include projected rental rates, capital expenditures, property sale capitalization rates, and expected holding period of the property.
The Company evaluated its equity investments for impairment in accordance with ASC 320, Investments – Debt and Securities (“ASC 320”). ASC 320 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss.
Rents and Other Receivables
Liquidation Basis of Accounting
In accordance with the liquidation basis of accounting, as of July 1, 2023, rents and other receivables were adjusted to their net realizable value. The Company periodically evaluates the collectibility of amounts due from tenants. Any changes in the collectibility of the receivables are reflected as a change to the Company’s net assets in liquidation.
Going Concern Basis

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The Company estimated the collectability of its tenant receivables related to base rents, including deferred rents receivable, expense reimbursements and other revenue or income.
The Company analyzed tenant receivables, deferred rent receivable, historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In addition, with respect to tenants in bankruptcy, the Company made estimates of the expected recovery of pre-petition and post-petition claims in assessing the estimated collectability of the related receivable. In some cases, the ultimate resolution of these claims could exceed one year. When a tenant is in bankruptcy, the Company recorded a bad debt reserve for the tenant’s receivable balance and generally did not recognize subsequent rental revenue until cash was received or until the tenant was no longer in bankruptcy and had the ability to make rental payments.
Revenue Recognition
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
Going Concern Basis
Revenues included minimum rents, expense recoveries and percentage rental payments on the Company’s consolidated statement of operations and comprehensive income beginning January 1, 2022 until the Company’s adoption of the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023. Minimum rents were recognized on an accrual basis over the terms of the related leases on a straight-line basis when collectability was reasonably assured and the tenant had taken possession or controls the physical use of the leased property. If the lease provides for tenant improvements, the Company determined whether the tenant improvements, for accounting purposes, are owned by the tenant or the Company. When the Company was the owner of the tenant improvements, the tenant was not considered to have taken physical possession or have control of the physical use of the leased asset until the tenant improvements were substantially completed. When the tenant was the owner of the tenant improvements, any tenant improvement allowance that was funded was treated as a lease incentive and amortized as a reduction of revenue over the lease term. Tenant improvement ownership was determined based on various factors including, but not limited to:
•whether the lease stipulated how a tenant improvement allowance may be spent;
•whether the amount of a tenant improvement allowance was in excess of market rates;
•whether the tenant or landlord retained legal title to the improvements at the end of the lease term;
•whether the tenant improvements were unique to the tenant or general-purpose in nature; and
•whether the tenant improvements were expected to have any residual value at the end of the lease.
For leases with minimum scheduled rent increases, the Company recognized income on a straight-line basis over the lease term when collectability was reasonably assured. Recognizing rental income on a straight-line basis for leases resulted in recognized revenue amounts which differ from those that are contractually due from tenants on a cash basis. If the Company determines the collectability of straight-line rents was not reasonably assured, the Company limited future recognition to amounts contractually owed and paid, and, when appropriate, established an allowance for estimated losses.
The Company maintained an allowance for doubtful accounts, including an allowance for straight-line rent receivables, for estimated losses resulting from tenant defaults or the inability of tenants to make contractual rent and tenant recovery payments. The Company monitored the liquidity and creditworthiness of its tenants on an ongoing basis. For straight-line rent amounts, the Company’s assessment was based on amounts estimated to be recoverable over the term of the lease.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Certain leases contained provisions that required the payment of additional rents based on the respective tenants’ sales volume (contingent or percentage rent) and substantially all contained provisions that require reimbursement of the tenants’ allocable real estate taxes, insurance and common area maintenance costs (“CAM”). Revenue based on percentage of tenants’ sales was recognized only after the tenant exceeds its sales breakpoint. Revenue from tenant reimbursements of taxes, insurance and CAM was recognized in the period that the applicable costs were incurred in accordance with the lease agreement.
The Company elected the lessor practical expedient to not separate common area maintenance and reimbursement of real estate taxes from the associated lease for all existing and new leases as the timing and pattern of payments and associated lease payments are the same. The timing of revenue recognition remained the same for the Company’s existing leases and new leases. Revenues related to the Company’s leases continued to be reported on one line in the presentation within the statement of operations and comprehensive income beginning January 1, 2022 until the Company’s adoption of the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023, as a result of electing this lessor practical expedient. The Company continued to capitalize its direct leasing costs. These costs were incurred as a result of obtaining new leases, and renewing leases, and were paid to the Company’s Advisor. Additionally, the Company was not a lessee of real estate or equipment, as it is externally managed by its Advisor.
Fair Value Measurements - Going Concern Basis
Under GAAP, the Company was required to measure or disclose certain financial instruments at fair value on a recurring basis. In addition, the Company is required to measure other financial instruments and balances at fair value on a non-recurring basis (e.g., carrying value of impaired real estate loans receivable and long-lived assets). Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:
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
When available, the Company utilized quoted market prices or other observable inputs (Level 2 inputs), such as interest rates or yield curves, from independent third-party sources to determine fair value and classify such items in Level 1 or Level 2. In instances where the market for a financial instrument is not active, regardless of the availability of a nonbinding quoted market price, observable inputs might not be relevant and could require the Company to use significant judgment to derive a fair value measurement. Additionally, in an inactive market, a market price quoted from an independent third-party may rely more on models with inputs based on information available only to that independent third party. When the Company determined the market for an asset owned by it to be illiquid or when market transactions for similar instruments do not appear orderly, the Company used several valuation sources (including internal valuations, discounted cash flow analysis and external appraisals) and established a fair value by assigning weights to the various valuation sources. Additionally, when determining the fair value of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available, the Company measured fair value using (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets; or (ii) a present value technique that considers the future cash flows based on contractual obligations discounted by observed or estimated market rates of comparable liabilities. The use of contractual cash flows with regard to amount and timing significantly reduces the judgment applied in arriving at fair value.
Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. In this regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, may not be realized in an immediate settlement of the instrument.
The Company considered the following factors to be indicators of an inactive market: (1) there are few recent transactions; (2) price quotations are not based on current information; (3) price quotations vary substantially either over time or among market makers (for example, some brokered markets); (4) indexes that previously were highly correlated with the fair values of the asset or liability are demonstrably uncorrelated with recent indications of fair value for that asset or liability; (5) there is a significant increase in implied liquidity risk premiums, yields, or performance indicators (such as delinquency rates or loss severities) for observed transactions or quoted prices when compared with the Company’s estimate of expected cash flows, considering all available market data about credit and other nonperformance risk for the asset or liability; (6) there is a wide bid-ask spread or significant increase in the bid-ask spread; (7) there is a significant decline or absence of a market for new

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
issuances (that is, a primary market) for the asset or liability or similar assets or liabilities; and (8) little information is released publicly (for example, a principal-to-principal market).
The Company considered the following factors to be indicators of non-orderly transactions: (1) there was not adequate exposure to the market for a period before the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities under current market conditions; (2) there was a usual and customary marketing period, but the seller marketed the asset or liability to a single market participant; (3) the seller is in or near bankruptcy or receivership (that is, distressed), or the seller was required to sell to meet regulatory or legal requirements (that is, forced); and (4) the transaction price is an outlier when compared with other recent transactions for the same or similar assets or liabilities.
Accrued Liquidation Costs
In accordance with the liquidation basis of accounting, the Company accrues for certain estimated liquidation costs to the extent it has a reasonable basis for estimation. These consist of legal fees, dissolution costs, final audit/tax costs, insurance, and transfer agent related costs.
Deferred Financing Costs
Prior to the adoption of the liquidation basis of accounting, deferred financing costs represented commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs were amortized over the terms of the respective financing agreements using the straight-line method which approximated the effective interest method. Unamortized deferred financing costs were expensed when the associated debt was refinanced or repaid before maturity. Costs incurred in seeking financings that did not close are expensed in the period in which it is determined that the financing would not close.
The Company presented deferred financing costs, net of accumulated amortization, as a contra-liability that reduces the carrying amount of the associated note payable, rather than as a deferred asset. Deferred financing costs related to a line-of credit arrangement were presented on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end.
Derivative Instruments and Hedging Activities
Liquidation Basis of Accounting
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
Going Concern Basis
The Company measured derivative instruments at fair value and recorded them as assets or liabilities, depending on its rights or obligations under the applicable derivative contract. Derivatives that were not designated as hedges were adjusted to fair value through earnings. For a derivative designated and that qualified as a cash flow hedge, the effective portion of the change in fair value of the derivative was recognized in accumulated other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value was immediately recognized in earnings.
The Company did not net its derivative fair values or any existing rights or obligations to cash collateral on the consolidated balance sheets. The Company did not use derivatives for trading or speculative purposes. For the period beginning January 1, 2022 until the Company’s adoption of the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023, the Company's derivative, comprised of an interest rate cap, qualified and was designated as a cash flow hedge, and was not deemed ineffective.
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted cash includes escrow accounts for real property taxes, insurance, capital expenditures and tenant improvements, debt service and leasing costs held by lenders.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the consolidated statement of net assets and consolidated balance sheet (amounts in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$1,250	$3,089
Restricted cash	319	382
Total cash, cash equivalents, and restricted cash	$1,569	$3,471
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
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of December 31, 2023, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding up of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.
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
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of December 31, 2023 is as follows (amounts in thousands):

	July 1, 2023	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	December 31, 2023
Liabilities:
Estimated net outflows from investments in real estate	$(248)	$151	$(346)	$(443)
Liquidation transaction costs	(2,510)	—	20	(2,490)
Corporate expenditures	(2,484)	702	(3)	(1,785)
Capital expenditures	—	46	(46)	—
	(5,242)	899	(375)	(4,718)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(5,242)	$899	$(375)	$(4,718)
5. NET ASSETS IN LIQUIDATION
The net assets in liquidation as of December 31, 2023 would result in the payment of estimated liquidating distributions of approximately $0.47 per share of common stock to the Company’s stockholders of record as of December 31, 2023. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the disposition or transfer of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2,“Plan of Liquidation.”
6. REAL ESTATE
As of December 31, 2023 the Company’s portfolio was composed of six income-producing retail properties located in California with approximately 27,000 rentable square feet, as well as an improved land parcel. As of December 31, 2023, the rentable space at the Company’s retail properties was 85% leased. As of December 31, 2023, the Company’s liquidation value of real estate was approximately $26.3 million.
As a result of adopting the liquidation basis of accounting in July 2023, as of December 31, 2023, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash or other consideration the Company expects to realize through the disposition or transfer of its real estate properties owned as of December 31, 2023 as it carries out its Plan of Liquidation.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
7. NOTES PAYABLE, NET
On December 24, 2019, the Company entered into a Loan Agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
The SRT Loan is secured by first deeds of trust on the Company’s five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes and 388 Fulton Street) as well as the Company’s Silverlake Collection located in Los Angeles. The SRT Loan was scheduled to mature on January 9, 2023. On January 18, 2023, pursuant to the terms of the SRT Loan Agreement, the Company and the SRT Lender extended the maturity date of the SRT Loan for an additional twelve-month period under the same terms and conditions. The new maturity date was January 9, 2024.
On January 18, 2024, the SRT Lender notified the Company that it was in maturity default on the SRT Loan following its failure to pay the amount of the debt outstanding and due to the SRT Lender on the January 9, 2024 maturity date. As a result of the default, the Company is paying interest at the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%). In addition, the SRT Lender could foreclose on the properties that secure the SRT Loan in satisfaction of the debt. The Company is working with the SRT Lender to secure an extension of the SRT Loan; however, no assurances can be provided that such negotiations will be successful.
The Company had the right to prepay the SRT Loan in whole at any time or in part from time to time, subject to the payment of certain expenses, costs or liabilities potentially incurred by the SRT Lender as a result of the prepayment and subject to certain other conditions contained in the loan documents. Individual properties may be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement.
As of December 31, 2023, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity. Effective January 9, 2023, the Company entered into a derivative transaction with a financial institution with a notional amount of $18.0 million, representing an interest rate cap. The Company will receive a payment from the counterparty if the rate on SOFR exceeds 3.5%. The instrument is measured at fair value which was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and is classified as Level 2 in the fair value hierarchy. The Company paid $260 thousand for the derivative and it matured on January 9, 2024. The interest rate cap was included in other assets on the condensed consolidated statement of net assets. As of December 31, 2023 the fair value of the derivative was approximately $29 thousand.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. As of December 31, 2023, the Company was in compliance with the loan requirements.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of December 31, 2023 (amounts in thousands):

2024(1)	$18,000
Total future principal payments	18,000
Notes payable (2)	$18,000
(1)As discussed above, on January 18, 2024, the Company was notified of its maturity default on the SRT Loan following its failure to pay the amount of the debt outstanding and due to the SRT Lender on the January 9, 2024 maturity date.
(2)As described in Note 3, “Summary of Significant Accounting Policies” on July 1, 2023, the Company adopted the liquidation basis of accounting which requires the Company to record notes payable at their contractual amounts.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table sets forth interest costs incurred by the Company for the periods presented (amounts in thousands):

Year Ended December 31,
2022
Expensed
Interest costs, net of amortization of deferred financing costs	$1,698
Amortization of deferred financing costs	720
Total interest expensed	$2,418

Capitalized
Interest costs, net of amortization of deferred financing costs	$779
Amortization of deferred financing costs	87
Total interest capitalized	$866
As of December 31, 2023 and 2022, interest expense payable was approximately $0.1 million, respectively.
8. EQUITY
Common Stock
Under the Company’s Articles of Amendment and Restatement (the “Charter”), the Company has the authority to issue 400,000,000 shares of common stock. All shares of common stock have a par value of $0.01 per share. As of December 31, 2023 and 2022, 10,752,966 shares of common stock were issued and outstanding, respectively.
On February 7, 2013, the Company terminated the Offering and ceased offering its securities. The Company sold 10,688,940 shares of common stock in its primary offering for gross operating proceeds of $104.7 million, 391,182 shares of common stock under the distribution reinvestment plan (“DRIP”) for gross offering proceeds of $3.6 million, granted 50,000 shares of restricted stock and issued 273,729 common shares to pay a portion of a special distribution on November 4, 2015. Cumulatively, through December 31, 2023, pursuant to the Original Share Redemption Program and the Amended and Restated Share Redemption Program (the “SRP”), the Company has redeemed 878,458 shares for $6.2 million.
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
Preferred Stock
The Charter authorizes the Company to issue 50,000,000 shares of $0.01 par value preferred stock. As of December 31, 2023 and 2022, no shares of preferred stock were issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Share Redemption Program
As the Company’s stockholders have approved the Plan of Liquidation, the board of directors expects any future liquidity to be in the form of liquidating distributions and does not expect to resume the SRP.
There were no share redemptions during the years ended December 31, 2023 and 2022.
Cumulatively, through December 31, 2023, pursuant to the Original Share Redemption Program and the Amended and Restated SRP, the Company has redeemed 878,458 shares sold in the Offering and/or its dividend reinvestment plan for $6.2 million.
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
The Company is party to property management agreements with respect to each of its properties pursuant to which PUR, and affiliate of the Advisor, was engaged to serve as property manager. The property management agreements expire August 10, 2024 and will automatically renew every year, unless expressly terminated.
On December 30, 2021, the Company obtained a $4.0 million unsecured loan (the “Unsecured Loan”) from PUR Holdings Lender, LLC, an affiliate of the Advisor. The Unsecured Loan had a term of 12 months with an interest rate of 7.0% per annum, compounding monthly with the ability to pay-off during the term of the loan. The Unsecured Loan required draw downs in increments of no less than approximately $0.3 million. The Company had the right to prepay or repay the Unsecured Loan in whole or in part at any time without penalty. The Unsecured Loan was due and payable upon the earlier of 12 months or the termination of the Advisory Agreement by the Company. On March 15, 2022, the Company and PUR Holdings Lender, LLC, amended the loan agreement to allow for an extension of the maturity date of the Unsecured Loan by six months, from December 30, 2022 to June 30, 2023, if we provided PUR Holdings Lender, LLC, with notice, pay an extension fee, and no event of default has occurred. On August 2, 2022, PUR Holdings Lender, LLC agreed to an additional six month extension at the option of the Company to extend the maturity date until December 31, 2023. The Company declined both options to extend the maturity date of the Unsecured Loan. The Unsecured Loan is guaranteed by the Company. The Company paid $20 thousand in financing fees, at the close of the loan. On December 23, 2022 the Company paid off the outstanding balance of $3.0 million. Additionally the Company paid $154 thousand in accrued interest and an exit fee of $15 thousand.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Summary of Related Party Fees
The following table sets forth the Advisor related party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Year Ended December 31,		December 31,
Expensed	2023	2022	2023	2022
Asset management fees	250	440	21	21
Reimbursement of operating expenses	—	18	—	—
Property management fees	81	108	13	16
Disposition fees	—	137	—	—
Total	$331	$703	$34	$37
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
10. COMMITMENTS AND CONTINGENCIES
Economic Dependency
The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the negotiation and disposition of real estate in connection with the implementation of the Plan of Liquidation, continued management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities. In the event that the Advisor is unable to provide such services to the Company, the Company will be required to obtain such services from other sources.
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
11. SUBSEQUENT EVENTS
On January 18, 2024, the SRT Lender notified the Company that it was in maturity default on the SRT Loan following its failure to pay the amount of the debt outstanding and due to the lender on the January 9, 2024 maturity date. The SRT Loan is secured by all of the Company’s operating real estate assets. Although the Company is in discussions with the lender to extend the term of the SRT Loan while the Company completes its liquidation activities, no assurances can be provided that the Company will successfully extend the term of the SRT Loan. As a result of the default, the Company is paying an increased debt service payment due to the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%). In addition, the lender could foreclose on the properties that secure the SRT Loan in satisfaction of the debt.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
SCHEDULE III — REAL ESTATE OPERATING PROPERTIES AND ACCUMULATED DEPRECIATION LIQUIDATION BASIS
December 31, 2023

(amounts in thousands)		Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(1)	Gross Amount of Which Carried at Close of Period
	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Accumulated Depreciation(4)	Total(2)	Acquisition Date
Topaz Marketplace	$—	$2,120	$10,724	$(12,590)	$254	$—	$—	$254	9/23/2011
400 Grove Street	1,450	1,009	1,813	—	1,009	1,813	(423)	2,399	6/14/2016
8 Octavia Street	1,500	728	1,847	801	728	2,648	(572)	2,804	6/14/2016
Fulton Shops	2,200	1,187	3,254	(50)	1,187	3,204	(736)	3,655	7/27/2016
450 Hayes	3,650	2,324	5,009	303	2,324	5,312	(1,214)	6,422	12/22/2016
388 Fulton	2,300	1,109	2,943	105	1,112	3,045	(704)	3,453	01/04/2017
Silver Lake	6,900	5,747	6,646	420	5,760	7,053	(1,630)	11,183	01/11/2017
Net liquidation adjustment	—	—	—	—	—	—	—	(3,910)
Total	$18,000	$14,224	$32,236	$(11,011)	$12,374	$23,075	$(5,279)	$26,260
(1)The cost capitalized subsequent to acquisition may include negative balances resulting from the write-off and impairment of real estate assets, and parcel sales.
(2)Under the liquidation basis of accounting, our real estate holdings are now carried at their estimated value. As a result, the net liquidation adjustment is the net adjustment that we have made to the carrying value of the property in order to reflect its fair value.
(3)The aggregate net tax basis of land and buildings for federal income tax purposes is $34.1 million.
(4)Depreciation expense will not be recorded subsequent to June 30, 2023 as a result of the adoption of our plan of liquidation.

(in thousands)	Year Ended December 31,
	(Liquidation Basis)	(Going Concern Basis)
	2023	2022
Real Estate:
Balance at the beginning of the year	$35,461	$54,703
Improvements	(12)	469
Dispositions	—	(17,159)
Impairments	—	(2,552)
Net liquidation adjustment	(9,189)	—
Balance at the end of the year	$26,260	$35,461

Accumulated Depreciation:
Balance at the beginning of the year	$4,838	$5,148
Depreciation expense(1)	441	963
Dispositions	—	(1,273)
Balances associated with changes in reporting presentation (1)	(5,279)	—
Balance at the end of the year	$—	$4,838
(1)Depreciation expense recorded through July 1, 2023, the date the Company adopted the liquidation basis of accounting.
See accompanying report of independent registered public accounting firm.

S-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2024.

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

Signature	Title(s)	Date

/s/ Todd A. Spitzer	Chairman of the Board	March 29, 2024
Todd A. Spitzer

/s/ Matthew Schreiber	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2024
Matthew Schreiber

/s/ Ryan Hess	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2024
Ryan Hess

/s/ Phillip I. Levin	Director	March 29, 2024
Phillip I. Levin

/s/ Jeffrey S. Rogers	Director	March 29, 2024
Jeffrey S. Rogers

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

2.1	Plan of Complete Liquidation and Dissolution		10-Q	5/15/2023

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

4.1	Description of Registrant’s Securities		10-K	3/18/2020

10.1	Lease Agreement with La Conq, LLC		10-K	3/26/2021

10.2	Lease Agreement with Intent to Dine, LLC		10-K	3/25/2022

10.3	Lease Agreement with 450 Hayes Valley, LLC		10-K	3/25/2022

10.4	Tenth Amendment to the Advisory Agreement, dated August 15, 2022		10-Q	11/14/2022

10.5	Limited Partnership Agreement of Strategic Realty Operating Partnership, L.P.		10-Q	05/14/2021

10.6	Eleventh Amendment to the Advisory Agreement, dated July 26, 2023		8-K	08/01/2023

10.7	Advisory Agreement, dated August 10, 2013, by and among TNP Strategic Retail Trust, Inc., TNP Strategic Retail Operating Partnership, LP, and SRT Advisor, LLC		10-Q	08/14/2013

21	Subsidiaries of the Company	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
S-3