Form 10-Q
period 2024-03-31
Strategic Realty Trust, Inc.
filed 2024-05-10
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of May 6, 2024, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	March 31,	December 31,
	2024	2023
ASSETS
Real estate	$25,600	$26,260
Cash, cash equivalents and restricted cash	1,264	1,569
Tenant receivables	558	446
Other assets	—	29
TOTAL ASSETS	$27,422	$28,304

LIABILITIES
Liabilities for estimated costs in excess of estimated receipts during liquidation	$4,172	$4,718
Notes payable	18,000	18,000
Accounts payable and accrued expenses	783	272
Amounts due to affiliates	40	34
Other liabilities	154	118
TOTAL LIABILITIES	23,149	23,142
Commitments and contingencies (Note 10)
NET ASSETS IN LIQUIDATION	$4,273	$5,162
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

For the Three Months Ended March 31, 2024
Net assets in liquidation, beginning of period	$5,162
Change in net assets in liquidation
Change in liquidation value of investments in real estate	(660)
Change in estimated cash flow during liquidation	118
Other changes, net	(347)
Changes in net assets in liquidation	(889)
Net assets in liquidation, end of period	$4,273

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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. As of March 31, 2024, the Company was externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2023. The current term of the Advisory Agreement terminates on August 9, 2024. The advisor is an affiliate of PUR Management LLC (“PUR”), which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
The sole purpose of the Company is to wind up the Company’s affairs and the liquidation of the Company’s assets with no objective to continue or to engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the Company’s assets.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of March 31, 2024 and December 31, 2023, the Company owned 98.1% of the limited partnership interests in the OP.
As of March 31, 2024, the Company had 10,752,966 shares of common stock issued and outstanding and 204,323 of convertible common units issued and outstanding.
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
The Company manages a portfolio of income-producing retail properties located in California. As of March 31, 2024, the Company’s portfolio of wholly-owned properties was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in California, as well as an improved land parcel. As of March 31, 2024, the rentable space at the Company’s retail properties was 85% leased.
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
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, including with respect to debt service or default interest expense related to the SRT Loan, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Consolidated Statement of Net Assets as of March 31, 2024.
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
Pursuant to the Company’s stockholders’ approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023 (as the approval of the Plan of Liquidation by the Company’s stockholders became imminent during the month of July 2023 based on the results of the Company’s solicitation of proxies from its stockholders for their approval of the Plan of Liquidation). Accordingly, on July 1, 2023, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration that the Company expects to realize through the disposal of assets as it carries out the Plan of Liquidation. The liquidation values of the Company’s remaining real estate properties are presented on a net realizable value basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash or other consideration that the Company expects to realize through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
incurred but unpaid as of March 31, 2024 are included in accounts payable and accrued expenses, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. Due to the uncertainty in the timing of the sale or transfer of the Company’s remaining real estate properties and the estimated cash flows from operations, actual liquidation costs and sale proceeds may differ materially from the amounts estimated.
As a result of the change to the liquidation basis of accounting, the Company no longer presents a Consolidated Balance Sheet, a Consolidated Statement of Operations, a Consolidated Statement of Changes in Equity or a Consolidated Statement of Cash Flows.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of net assets (amounts in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$822	$1,250
Restricted cash	442	319
Total cash, cash equivalents, and restricted cash	$1,264	$1,569
Recent Accounting Pronouncements
There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of March 31, 2024, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of March 31, 2024 is as follows (amounts in thousands):

	December 31, 2023	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	March 31, 2024
Liabilities:
Estimated net outflows from investments in real estate	$(443)	$240	$(33)	$(236)
Liquidation transaction costs	(2,490)	—	46	(2,444)
Corporate expenditures	(1,785)	188	105	(1,492)
	(4,718)	428	118	(4,172)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(4,718)	$428	$118	$(4,172)
5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately 0.9 million during the three months ended March 31, 2024 as follows (in thousands):

Change in net assets in liquidation
Change in liquidation value of investments in real estate	$(660)
Change in estimated cash flow during liquidation	118
Other changes, net	(347)
Changes in net assets in liquidation	$(889)
The net assets in liquidation as of March 31, 2024 would result in the payment of estimated liquidating distributions of approximately $0.39 per share of common stock to the Company’s stockholders of record as of March 31, 2024. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the disposition or transfer of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2,“Plan of Liquidation.”
6. REAL ESTATE
As of March 31, 2024 the Company’s portfolio was composed of six income-producing retail properties located in California with approximately 27,000 rentable square feet, as well as an improved land parcel. As of March 31, 2024, the rentable space at the Company’s retail properties was 85% leased. As of March 31, 2024, the Company’s liquidation value of real estate was approximately $25.6 million.
As a result of adopting the liquidation basis of accounting in July 2023, as of March 31, 2024, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash or other consideration the Company expects to realize through the disposition or transfer of its real estate properties owned as of March 31, 2024 as it carries out its Plan of Liquidation.
7. NOTES PAYABLE, NET
On December 24, 2019, the Company entered into a Loan Agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
The SRT Loan is secured by first deeds of trust on all of the Company’s remaining operating assets - the five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes and 388 Fulton Street) and the Silverlake Collection located in Los Angeles. The SRT Loan matured on January 9, 2024, without extension pursuant to its terms as a result of the Company’s failure to satisfy the necessary financial covenants for a one-year extension.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

On January 18, 2024, the SRT Lender notified the Company that it was in maturity default on the SRT Loan following its failure to pay the amount of the debt outstanding and due to the SRT Lender on the January 9, 2024 maturity date. As a result of the default, the Company is paying interest at the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%). In addition, the SRT Lender could foreclose on the properties that secure the SRT Loan in satisfaction of the debt. The Company is working with the SRT Lender to secure an extension of the SRT Loan while it implements the Plan of Liquidation; however, no assurances can be provided that such negotiations will be successful.
In addition, the properties securing the SRT Loan are being marketed for sale in connection with the implementation of the Plan of Liquidation and any net sales proceeds would be due to the lender until the debt is satisfied. Individual properties may be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement.
As of March 31, 2024, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity. As of March 31, 2024, interest expense payable was $0.4 million and default interest payable was $0.2 million. Effective January 9, 2023, the Company entered into a derivative transaction with a financial institution with a notional amount of $18,000,000, representing an interest rate cap. The Company received a payment from the counterparty if the rate on SOFR exceeded 3.5%. The instrument is measured at fair value which was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and is classified as Level 2 in the fair value hierarchy. The Company paid $260 thousand for the derivative and it matured on January 9, 2024.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. As of March 31, 2024, the Company was not in compliance with the loan requirements and was in maturity default as discussed above.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of March 31, 2024 (amounts in thousands):

2024(1)	18,000
Total future principal payments	18,000
Notes payable (1)	$18,000
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
9. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor, which has been renewed for successive terms with a current expiration date of August 9, 2024. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Effective April 1, 2021, the Advisor was acquired by PUR SRT Advisors LLC (“PUR”), an affiliate of PUR Management LLC, which is an affiliate of L3 Capital. Our officers and affiliated director are officers and employees of L3 Capital. Pursuant to the Advisory Agreement, the Company pays the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. On August 12, 2022, the Company, the OP, and the Advisor, entered into the Tenth Amendment to the Advisory Agreement (the “Tenth Amendment”). The Tenth Amendment renewed the term of the Advisory Agreement for an additional twelve-month period, beginning on August 10, 2022 and amended certain provisions in the Advisory Agreement with respect to the payment of certain fees as follows. The disposition fee payable to the Advisor was reduced by half in connection with the sale of certain properties held by the Company during the renewed term of the agreement. The financing coordination fee payable to the Advisor was waived in connection with the refinancings of the Wilshire Joint Venture Property and Sunset & Gardner Joint Venture property. The asset management fee payable to the Advisor for the twelve-month period commencing August 2022 through July 2023 was reduced to $250,000 in the aggregate. In all other material respects, the terms of the Advisory Agreement remained unchanged. On August 9, 2023, the parties entered the Eleventh Amendment to the Advisory Agreement (the “Eleventh Amendment”). The Eleventh Amendment renewed the term of the Advisory Agreement for an additional one-year period and again set the asset management fee at $250,000 in the aggregate for the twelve-month period commencing August 2023 through July 2024. The Advisory Agreement remained unchanged in all other respects.
The Company is party to property management agreements with respect to each of its properties pursuant to which PUR was engaged to serve as property manager. The property management agreements expire August 10, 2024 and will automatically renew every year, unless expressly terminated.
Summary of Related Party Fees
The following table sets forth the Advisor related-party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred	Payable as of
	Three Months Ended March 31,	March 31,	December 31,
Expensed	2024	2024	2023
Asset management fees	$62	$21	$21
Reimbursement of operating expenses	—	—	—
Property management fees	16	19	16
Total	$78	$40	$37
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

Special Note Regarding Forward-Looking Statements
Certain statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning our ability to implement the Plan of Liquidation, other plans and objectives of management for future operations, or assumptions or forecasts related thereto, including with respect to a Plan of Liquidation are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.
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
•We can give no assurance regarding the timing of asset dispositions and the sale prices we will receive for assets and the amount and timing of liquidating distributions to be received by our stockholders. If the sales price of our assets is less than estimated or if we underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise,including with respect to debt service or interest expense related to the SRT Loan, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated.
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

•All our assets are concentrated in California, and in particular Los Angeles and San Francisco, and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market, including with respect to the continued economic slowdown, the rising interest rate environment and inflation could adversely affect our operating results and the amount of any liquidating distributions to our stockholders.
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
All forward-looking statements should be read in light of the risks identified herein. Any of the assumptions underlying the forward-looking statements included herein could be inaccurate, and undue reliance should not be placed upon on any forward-looking statements included herein. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q, and the risk that actual results will differ materially from the expectations expressed herein will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements made after the date of this Quarterly Report on Form 10-Q, whether as a result of new information, future events, changed circumstances or any other reason. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved.
Overview
We are a Maryland corporation that was formed on September 18, 2008, to invest in and manage a portfolio of income-producing retail properties, located in the United States. As of March 31, 2024, our portfolio included six retail properties, excluding a land parcel, comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California.
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
Changes in Net Assets in Liquidation
For the Three Months Ended March 31, 2024
Net assets in liquidation decreased by approximately 0.9 million from approximately $5.2 million on December 31, 2023 to approximately $4.3 million on March 31, 2024. The primary reason for the decrease in net assets in liquidation was due to a net decrease in the projected sale price of the properties in San Francisco. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of our remaining real estate properties, the performance of our remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties.
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
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the general market conditions impacting commercial real estate and our tenants as discussed above. In particular, our significant tenant, Intent to Dine, LLC, has stopped paying rent under its lease, which has adversely affected our cash flow from operations. While we intend to pursue all remedies available to us with respect to collecting amounts outstanding and owed to us under the lease, we can provide no assurances that we will be successful in recovering amounts owed or securing a new tenant. If we are unable to address the reduced rental revenue caused by these events, our access to capital and ability to fund our liquidity needs will be adversely affected due to our decreased cash from operations and potential inability to satisfy financial covenants established by lenders.
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
As of March 31, 2024, our cash and cash equivalents were approximately $0.8 million and we had $0.5 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
Subject to our ability to agree to an extension with respect to the SRT Loan, we believe that our cash on hand, along with other potential sources of liquidity that we may be able to obtain, will be sufficient to fund our working capital needs and debt obligations through the completion of the Plan of Liquidation. We note, however, that with our limited amount of cash on hand, our ability to make a loan paydown, without the sale of real estate assets, is severely limited. The properties securing the SRT Loan are being marketed for sale in connection with the implementation of the Plan of Liquidation and any net sales proceeds would be due to the lender until the debt is satisfied. Individual properties may be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement. However, as discussed, the lender on the SRT Loan could take control of our properties pursuant to foreclosure proceedings as a result of the maturity default on the SRT Loan. Such an event would materially impact our ability to fund our working capital needs as we would no longer have access to the cash flows from the properties.
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
The SRT Loan is secured by first deeds of trust on all of our remaining operating assets - our five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes and 388 Fulton Street) as well as our Silverlake Collection located in Los Angeles. The SRT Loan matured on January 9, 2024, without extension pursuant to its terms as a result of the Company’s failure to satisfy the necessary financial covenants for a one-year extension..
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
The properties securing the SRT Loan are being marketed for sale in connection with the implementation of the Plan of Liquidation and any net sales proceeds would be due to the lender until the debt is satisfied. Individual properties could be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement.
As of March 31, 2024, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. Monthly payments were interest-only with the entire principal balance and all outstanding interest due at maturity. As of March 31, 2024, interest expense payable was $0.4 million and default interest payable was $0.2 million.
Pursuant to the SRT Loan, we were required to comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on our liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. As of March 31, 2024, we were not in compliance with the loan requirements and were in maturity default as discussed above.
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
Pursuant to our stockholders’ approval of the Plan of Liquidation, we adopted the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023 (as approval of the Plan of Liquidation became imminent during the month of July 2023 based on the results of our solicitation of proxies from our stockholders for their approval of the Plan of Liquidation). Accordingly, on July 1, 2023, assets were adjusted to their estimated net realizable value, or liquidation value, which represents the estimated amount of cash or other consideration that we expect to receive through the disposal of our assets as we carry out our Plan of Liquidation. The liquidation values of our remaining real estate properties are presented on a net realizable value basis. Liabilities are carried at their contractual amounts due or estimated settlement amounts.

We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash or other consideration that we expect to receive through the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of March 31, 2024 are included in accounts payable and accrued expenses, due to affiliate and other liabilities on the Condensed Consolidated Statement of Net Assets.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.
Share Redemption Program
Our board of directors adopted a share redemption program that could enable our stockholders to sell their shares of common stock to us in limited circumstances (the “SRP”), subject to the significant restrictions and limitations of the program. During the three months ended March 31, 2024, we did not redeem shares. As a result of the approval by our board of directors and our stockholders of the Plan of Liquidation, we do not expect to redeem any shares under the SRP going forward and expect that any future liquidity provided to stockholders will be in the form of liquidating distributions. We can provide no assurances as to the timing, amount, or successful implementation of the Plan of Liquidation.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On May 10, 2024, our board of directors approved an updated estimated liquidation value per share of our common stock of $0.39, which is equal to our net assets in liquidation, divided by the number of shares outstanding, all as of March 31, 2024, and as disclosed in this Quarterly Report on Form 10-Q (the “May 2024 Estimated Liquidation Value Per Share”).
We adopted the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023. Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. For a description of our accounting policies and the methodologies, limitations and assumptions used in the determination of the May 2024 Estimated Liquidation Value Per Share, see the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.
We are providing the May 2024 Estimated Liquidation Value Per Share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
The May 2024 Estimated Liquidation Value Per Share will first appear on the June 2024 stockholder account statements.
Limitations of the May 2024 Estimated Liquidation Value Per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated liquidation value per share, and this difference could be significant. The May 2024 Estimated Liquidation Value Per Share does not represent the fair value of our assets less the fair value of our liabilities according to GAAP. Moreover, we did not obtain updated appraisals in connection with the determination of the May 2024 Estimated Liquidation Value Per Share, and the determination was based solely on the net assets in liquidation as reported in this Quarterly Report on Form 10-Q.
Our expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that we pay to our stockholders and when we will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions that we pay to our stockholders may be more or less than our estimate and the liquidating distributions may be paid later than we predict. There are many factors that may affect the amount of liquidating distributions we will ultimately pay to our stockholders. If we underestimated our existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution, or if unanticipated or contingent liabilities arise,including with respect to debt service or interest expense related to the SRT Loan, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of our remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions we pay to our stockholders or the aggregate amount of liquidating distributions that we will ultimately pay to our stockholders.
No assurance can be given that any liquidating distributions we pay to our stockholders will equal or exceed the May 2024 Estimated Liquidation Value Per Share. Accordingly, with respect to the May 2024 Estimated Liquidation Value Per Share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the May 2024 Estimated Liquidation Value Per Share;
•that an independent third-party appraiser or third-party valuation firm would agree with the May 2024 Estimated Liquidation Value Per Share; or
•that the methodology used to determine the May 2024 Estimated Liquidation Value Per Share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2024.

Strategic Realty Trust, Inc.

By:	/s/ Matthew Schreiber
Matthew Schreiber
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ryan Hess
Ryan Hess
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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