Form 10-Q
period 2024-06-30
Strategic Realty Trust, Inc.
filed 2024-08-09
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of August 5, 2024, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	June 30,	December 31,
	2024	2023
ASSETS
Real estate	$25,000	$26,260
Cash, cash equivalents and restricted cash	1,571	1,569
Tenant receivables	855	446
Other assets	—	29
TOTAL ASSETS	$27,426	$28,304

LIABILITIES
Liabilities for estimated costs in excess of estimated receipts during liquidation	$3,513	$4,718
Notes payable	18,000	18,000
Accounts payable and accrued expenses	1,452	272
Amounts due to affiliates	46	34
Other liabilities	149	118
TOTAL LIABILITIES	23,160	23,142
Commitments and contingencies (Note 10)
NET ASSETS IN LIQUIDATION	$4,266	$5,162
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

For the Six Months Ended June 30, 2024
Net assets in liquidation, beginning of period	$5,162
Change in net assets in liquidation
Change in liquidation value of investments in real estate	(1,260)
Change in estimated cash flow during liquidation	502
Other changes, net	(138)
Changes in net assets in liquidation	(896)
Net assets in liquidation, end of period	$4,266

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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. As of June 30, 2024, the Company was externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2023. The current term of the Advisory Agreement terminates on August 9, 2025. The advisor is an affiliate of PUR Management LLC (“PUR”), which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
The sole purpose of the Company is to wind up the Company’s affairs and the liquidation of the Company’s assets with no objective to continue or to engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the Company’s assets.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of June 30, 2024 and December 31, 2023, the Company owned 98.1% of the limited partnership interests in the OP.
As of June 30, 2024, the Company had 10,752,966 shares of common stock issued and outstanding and 204,323 of convertible common units issued and outstanding.
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
The Company manages a portfolio of income-producing retail properties located in California. As of June 30, 2024, the Company’s portfolio of wholly-owned properties was comprised of six properties, with approximately 27,000 rentable square feet of retail space located in California, as well as an improved land parcel. As of June 30, 2024, the rentable space at the Company’s retail properties was 79% leased.
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
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, including with respect to debt service or default interest expense related to the SRT Loan, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Consolidated Statement of Net Assets as of June 30, 2024.
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
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash or other consideration that the Company expects to realize through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
incurred but unpaid as of June 30, 2024 are included in accounts payable and accrued expenses, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
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
Real Estate - Liquidation Basis of Accounting
As of July 1, 2023, the Company’s investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash or other consideration the Company expects to realize through the disposal of its assets, including any residual value attributable to lease intangibles, as it carries out the Plan of Liquidation. The liquidation value of investments in real estate was based on offers the Company received for the sale of the properties, which the Company is marketing for sale. The liquidation values of the Company’s investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Subsequent to July 1, 2023, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to the Company’s net assets in liquidation.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of net assets (amounts in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$547	$1,250
Restricted cash	1,024	319
Total cash, cash equivalents, and restricted cash	$1,571	$1,569
Recent Accounting Pronouncements
There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of June 30, 2024, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of June 30, 2024 is as follows (amounts in thousands):

	December 31, 2023	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	June 30, 2024
Liabilities:
Estimated net outflows from investments in real estate	$(443)	$225	$257	$39
Liquidation transaction costs	(2,490)	—	146	(2,344)
Corporate expenditures	(1,785)	478	99	(1,208)
	(4,718)	703	502	(3,513)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(4,718)	$703	$502	$(3,513)
5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately 0.9 million during the six months ended June 30, 2024 as follows (in thousands):

Change in net assets in liquidation
Change in liquidation value of investments in real estate	$(1,260)
Change in estimated cash flow during liquidation	502
Other changes, net	(138)
Changes in net assets in liquidation	$(896)
During the six months ended June 30, 2024, the estimated net realizable value of real estate decreased by $1.3 million. The primary reason for the decrease in net assets in liquidation was due to a net decrease in the projected sale price of the properties in San Francisco which was adjusted to the sales prices pursuant to the purchase and sale agreement for the properties.
The net assets in liquidation as of June 30, 2024 would result in the payment of estimated liquidating distributions of approximately $0.39 per share of common stock to the Company’s stockholders of record as of June 30, 2024. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the disposition or transfer of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2,“Plan of Liquidation.”
6. REAL ESTATE
As of June 30, 2024 the Company’s portfolio was composed of six income-producing retail properties located in California with approximately 27,000 rentable square feet, as well as an improved land parcel. As of June 30, 2024, the rentable space at the Company’s retail properties was 79% leased. As of June 30, 2024, the Company’s liquidation value of real estate was approximately $25.0 million.
As a result of adopting the liquidation basis of accounting in July 2023, as of June 30, 2024, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash or other consideration the Company expects to realize through the disposition or transfer of its real estate properties owned as of June 30, 2024 as it carries out its Plan of Liquidation.
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
As of June 30, 2024, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity. As of June 30, 2024, interest expense payable was $0.8 million and default interest payable was $0.4 million. Effective January 9, 2023, the Company entered into a derivative transaction with a financial institution with a notional amount of $18,000,000, representing an interest rate cap. The Company received a payment from the counterparty if the rate on SOFR exceeded 3.5%. The instrument is measured at fair value which was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and is classified as Level 2 in the fair value hierarchy. The Company paid $260 thousand for the derivative and it matured on January 9, 2024.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. As of June 30, 2024, the Company was not in compliance with the loan requirements and was in maturity default as discussed above.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.
The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of June 30, 2024 (amounts in thousands):

2024(1)	$18,000
Total future principal payments	18,000
Notes payable (1)	$18,000
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

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
9. RELATED PARTY TRANSACTIONS
On August 7, 2013, the Company entered into the Advisory Agreement with the Advisor, which has been renewed for successive terms with a current expiration date of August 9, 2025. The Advisor manages the Company’s business as the Company’s external advisor pursuant to the Advisory Agreement. Effective April 1, 2021, the Advisor was acquired by PUR SRT Advisors LLC (“PUR”), an affiliate of PUR Management LLC, which is an affiliate of L3 Capital. Our officers and affiliated director are officers and employees of L3 Capital. Pursuant to the Advisory Agreement, the Company pays the Advisor specified fees for services related to the investment of funds in real estate and real estate-related investments, management of the Company’s investments and for other services. On August 9, 2023, the parties entered the Eleventh Amendment to the Advisory Agreement (the “Eleventh Amendment”). The Eleventh Amendment renewed the term of the Advisory Agreement for an additional one-year period and again set the asset management fee at $250,000 in the aggregate for the twelve-month period commencing August 2023 through July 2024. The Advisory Agreement remained unchanged in all other respects. On August 8, 2024, the parties entered the Twelfth Amendment to the Advisory Agreement (the “Twelfth Amendment”). The Twelfth Amendment renewed the term of the Advisory Agreement for an additional one-year period and again set the asset management fee at $250,000 in the aggregate for the twelve-month period commencing August 2024 through July 2025. In addition, the Twelfth Amendment provides for the automatic termination of the Advisory Agreement upon payment of the final liquidating distribution to the stockholders. The Advisory Agreement remained unchanged in all other respects.
The Company is party to property management agreements with respect to each of its properties pursuant to which PUR was engaged to serve as property manager. The property management agreements expire August 10, 2024 and will automatically renew every year, unless expressly terminated.
Summary of Related Party Fees
The following table sets forth the Advisor related-party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Three Months Ended June 30,	Six Months Ended June 30,	June 30,	December 31,
Expensed	2024	2024	2024	2023
Asset management fees	$63	$125	$21	$21
Reimbursement of operating expenses	—	—	—	—
Property management fees	25	41	25	16
Total	$88	$166	$46	$37
Asset Management Fees
Under the Eleventh Amendment and the Twelfth Amendment the asset management fee payable to the Advisor in each of the twelve-month periods commencing August 2023 through July 2024 and August 2024 through July 2025 is $250,000 in the aggregate.
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
11. SUBSEQUENT EVENTS
On August 8, 2024, the Company renewed the term of our advisory agreement for an additional one year term. Under the advisory agreement, as renewed, the Company will pay the advisor an annual asset management fee equal to $250,000 and the advisory agreement will terminate automatically upon payment of the final liquidating distribution to stockholders.

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
•The combination of the continued economic slowdown, higher interest rates and persistent inflation as well as a lack of lending activity in the debt markets have contributed to considerable weakness in the commercial real estate markets. These ongoing challenges continue to be one of the most significant risks and uncertainties we face in connection with the implementation of the Plan of Liquidation.
•We can give no assurance regarding the timing of asset dispositions and the sale prices we will receive for assets and the amount and timing of liquidating distributions to be received by our stockholders. If the sales price of our assets is less than estimated or if we underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, including with respect to debt service or interest expense related to the SRT Loan, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated.
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

•All our assets are concentrated in California, and in particular Los Angeles and San Francisco, and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market, including with respect to the continued economic slowdown, the higher interest rate environment and persistent inflation could adversely affect our operating results and the amount of any liquidating distributions to our stockholders.
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
Overview
We are a Maryland corporation that was formed on September 18, 2008, to invest in and manage a portfolio of income-producing retail properties, located in the United States. As of June 30, 2024, our portfolio included six retail properties, excluding a land parcel, comprising an aggregate of approximately 27,000 square feet of multi-tenant, commercial retail space located in California.
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
Since our inception, our business has been managed by an external advisor. We do not have direct employees and all management and administrative personnel responsible for conducting our business are employed by our advisor. Currently we are externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2024. The current term of the Advisory Agreement terminates on August 9, 2025. As of April 2021, the Advisor is an affiliate of L3 Capital, LLC, a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
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
Market Outlook
Given the ongoing workforce shortages, global supply chain bottlenecks and shortages, recent macroeconomic trends, including inflation and higher interest rates, we continue to monitor and address risks related to the general state of the economy on our portfolio and retail tenants and the impact on our ability to implement the Plan of Liquidation.
Since early 2022, inflation in the United States accelerated and, while moderating compared to year-over-year increases in 2021 and 2022, may continue at a relatively elevated level in the near-term. Persistent inflation could have an adverse impact on our variable rate debt, as well as general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. In addition, our retail tenants may experience decreased revenue as a result of inflation and reduced consumer spending. The Federal Reserve has raised interest rates to combat inflation and restore price stability and rates may continue to rise. As a result, such increases may result in higher debt service costs, which will adversely affect our cash flows. In addition, the higher interest rates have resulted in a lack of lending activity in the debt markets which may impact the ability of buyers for our properties to obtain favorable financing. Further, historically, during periods of increasing interest rates, real estate valuations have generally decreased due to rising capitalization rates, which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate assets and the amount of liquidating distributions we pay to our stockholders. Although the extent of any prolonged periods of higher interest rates remains unknown at this time, negative impacts to our cost of capital and the cost of capital to any prospective buyers of our properties may adversely affect our ability to implement the Plan of Liquidation.
Results of Operations
In light of the adoption of liquidation basis accounting as of July 1, 2023 and our liquidation pursuant to the Plan of Liquidation, the results of operations for the current year period are not comparable to the prior year period. The sale of assets under the Plan of Liquidation will have a significant impact on our operations. See “— Overview — Plan of Liquidation”.
Changes in Net Assets in Liquidation
For the Six Months Ended March 31, 2024
Net assets in liquidation decreased by approximately $0.9 million from approximately $5.2 million on December 31, 2023 to approximately $4.3 million on June 30, 2024. The primary reason for the decrease in net assets in liquidation was due to a net decrease in the projected sale price of the properties in San Francisco. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of our remaining real estate properties, the performance of our remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties.
Liquidity and Capital Resources
As described above under “—Overview – Plan of Liquidation,” our board of directors and our stockholders have approved the sale of all of our assets and our dissolution pursuant to the terms of the Plan of Liquidation. We expect to sell all of our assets, pay all of our known liabilities, provide for unknown liabilities and distribute the net proceeds from liquidation to our stockholders. We expect our principal demands for funds during the short and long-term are and will be for the payment of operating expenses, interest payments on our outstanding indebtedness, general and administrative expenses, including expenses in connection with the Plan of Liquidation, and payments of distributions to stockholders pursuant to the Plan of Liquidation. We expect to use our cash on hand and net sales proceeds from the sale of our assets as our primary source of liquidity. To the extent available, we also intend to use cash flow generated by our real estate investments; however, tenant lease terminations and asset sales will further reduce cash flow from these sources.
Our investments in real estate generate cash flow in the form of rental revenues and tenant reimbursements, which are reduced by operating expenditures, capital expenditures, debt service payments, the payment of asset management fees and corporate general and administrative expenses. Cash flow from operations from real estate investments is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates on our leases, the collectability of rent and operating recoveries from our tenants and how well we manage our expenditures, all of which may be adversely affected by the general market conditions impacting commercial real estate and our tenants as discussed above. In particular, a significant tenant to the portfolio stopped paying rent under its lease, which has adversely affected our cash flow from operations. While we intend to pursue all remedies available to us with respect to collecting amounts outstanding and owed to us under the lease, we can provide no assurances that we will be successful in recovering amounts owed or securing a new tenant. If we are unable to address the reduced rental revenue caused by these events, our access to capital and ability to fund our liquidity needs will be adversely affected due to our decreased cash from operations and potential inability to satisfy financial covenants established by lenders.
Due to our decreased cash flow from operations, caused in significant part by our significant tenant’s failure to pay rent owed to us, we did not satisfy the financial covenants necessary to exercise our one-year extension option for the SRT Loan on its January 9, 2024 maturity date, and we are in maturity default with respect to the loan for failure to pay the amount outstanding and due. As a result of the default the lender initiated a cash sweep, and as a result, all rental payments are being directed to the sweep account and the lender controls disbursements to cover certain operating expenditures at the properties. In addition, we are paying increased debt service due to the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%). Both of these events are adversely impacting our ability to fund our short-term liquidity needs. We are actively marketing our assets for sale to satisfy the outstanding debt; however, we can provide no assurances we will be successful.
In addition, the SRT Loan is secured by all of our retail properties and as a result of the default, the lender could foreclose on all of our operating properties which secure the loan in satisfaction of the debt. Should the lender foreclose on the properties, a sale of our assets by the lender may not result in maximum proceeds to us and would adversely impact the amount of our liquidating distributions as the lender is only motivated to receive a purchase price sufficient to satisfy the amount of the debt outstanding, and we believe the value of the collateral to be in excess of the amount of the debt. The maturity default and the related adverse impacts to us could have an adverse effect on our liquidity as well s the implementation of the Plan of Liquidation and the amount of and timing of liquidating distributions to be received by our stockholders.
As of June 30, 2024, our cash and cash equivalents were approximately $0.5 million and we had $1.1 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
We have limited cash on hand due to the cash sweep initiated by the lender of the SRT Loan. In addition, our debt service costs have increased due to the default interest rate associated with the maturity default. As a result, our ability to fund our working capital needs through the completion of the Plan of Liquidation is severely limited. Further, our ability to make a loan paydown and continue funding our liquidity needs is contingent on the sale of our real estate assets. The properties securing the SRT Loan are being marketed for sale in connection with the implementation of the Plan of Liquidation and any net sales proceeds would be due to the lender until the debt is satisfied with the balance being available to fund certain of our expenses. Individual properties may be released from the SRT Loan collateral in connection with bona fide third-party sales, subject to compliance with certain covenants and conditions contained in the SRT Loan Agreement. However, as discussed, the lender on the SRT Loan could take control of our properties pursuant to foreclosure proceedings as a result of the maturity default on the SRT Loan. Such an event would materially impact our ability to fund our working capital needs.
In addition, the fixed costs associated with managing a public REIT, including the significant cost of corporate compliance with all federal, state and local regulatory requirements applicable to us with respect to our business activities, are substantial. Such costs include, without limitation, the cost of preparing or causing to be prepared all financial statements required under applicable regulations and contractual undertakings and all reports, documents and filings required under the Exchange Act, or other federal or state laws for the general maintenance of our status as a REIT, under the applicable provisions of the Code, or otherwise. Given the size of our portfolio of properties, these costs constitute a significant percentage of our gross income, reducing our cash flow. Moreover, if we are unsuccessful in implementing the Plan of Liquidation and disposing of our assets, we will have to address a liquidity deficiency as our cash flow is not sufficient to cover our current operating expenses over the long term. These forward-looking statements are subject to a number of uncertainties, including with respect to the current economic environment and there can be no guarantee that we will be successful with our plan.

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
We are currently in maturity default for failure to pay the amount of the debt outstanding and due to the SRT Lender on the January 9, 2024 maturity date. Although we are in discussions with the SRT Lender to extend the term of the SRT Loan while we complete our liquidation activities, no assurances can be provided that we will successfully extend the term of the SRT Loan. As a result of the default, the lender is sweeping the cash from the properties and we are required to pay an increased debt service payment due to the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%) and will be required to pay various fees to the lender in connection with securing an extension on our debt obligation. In addition, the SRT Lender could foreclose on the properties that secure the loan in satisfaction of the debt. These events could have an adverse effect on our implementation of the Plan of Liquidation and the amount of and timing of liquidating distributions to be received by our stockholders.
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
As of June 30, 2024, the SRT Loan had a principal balance of approximately $18.0 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. Monthly payments were interest-only with the entire principal balance and all outstanding interest due at maturity. As of June 30, 2024, interest expense payable was $0.8 million and default interest payable was $0.4 million.
Pursuant to the SRT Loan, we were required to comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on our liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. As of June 30, 2024, we were not in compliance with the loan requirements and were in maturity default as discussed above.
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
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash or other consideration that we expect to receive through the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of June 30, 2024, are included in accounts payable and accrued expenses, due to affiliate and other liabilities on the Condensed Consolidated Statement of Net Assets.

Real Estate - Liquidation Basis of Accounting
As of July 1, 2023, our investments in real estate were adjusted to their estimated net realizable value, or liquidation value, to reflect the change to the liquidation basis of accounting. The liquidation value represents the estimated amount of cash or other consideration we expect to realize through the disposal our assets, including any residual value attributable to lease intangibles, as we carries out the Plan of Liquidation. The liquidation value of investments in real estate for the operating properties was based on offers we received for the sale of the properties, which we are marketing for sale. The liquidation values of our investments in real estate are presented on an undiscounted basis and investments in real estate are no longer depreciated. Subsequent to July 1, 2023, all changes in the estimated liquidation value of the investments in real estate are reflected as a change to our net assets in liquidation.
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
Subsequent Events
On August 8, 2024, we renewed the term of our advisory agreement for an additional one year term. Under the advisory agreement, as renewed, we will pay the advisor an annual asset management fee equal to $250,000 and the advisory agreement will terminate automatically upon payment of the final liquidating distribution to stockholders.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.
Share Redemption Program
Our board of directors adopted a share redemption program that could enable our stockholders to sell their shares of common stock to us in limited circumstances (the “SRP”), subject to the significant restrictions and limitations of the program. During the three and six months ended June 30, 2024, we did not redeem shares. As a result of the approval by our board of directors and our stockholders of the Plan of Liquidation, we do not expect to redeem any shares under the SRP going forward and expect that any future liquidity provided to stockholders will be in the form of liquidating distributions. We can provide no assurances as to the timing, amount, or successful implementation of the Plan of Liquidation.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Renewal of Advisory Agreement
On August 8, 2024, the Company and the Advisor entered the Twelfth Amendment to the Advisory Agreement (the “Twelfth Amendment”). The Twelfth Amendment renewed the term of the Advisory Agreement for an additional one-year period expiring August 9, 2025 and again set the asset management fee at $250,000 in the aggregate for the twelve-month period commencing August 2024 through July 2025. In addition, the Twelfth Amendment provides for the automatic termination of the Advisory Agreement upon payment of the final liquidating distribution to the stockholders. The Advisory Agreement remained unchanged in all other respects.
Estimated Liquidation Value
On August 9, 2024, our board of directors approved an updated estimated liquidation value per share of our common stock of $0.37, which is equal to our net assets in liquidation, divided by the number of shares outstanding, all as of June 30, 2024, and as disclosed in this Quarterly Report on Form 10-Q (the “August 2024 Estimated Liquidation Value Per Share”).
We adopted the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023. Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. For a description of our accounting policies and the methodologies, limitations and assumptions used in the determination of the August 2024 Estimated Liquidation Value Per Share, see the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.
We are providing the August 2024 Estimated Liquidation Value Per Share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
The August 2024 Estimated Liquidation Value Per Share will first appear on the September 2024 stockholder account statements.
Limitations of the August 2024 Estimated Liquidation Value Per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated liquidation value per share, and this difference could be significant. The August 2024 Estimated Liquidation Value Per Share does not represent the fair value of our assets less the fair value of our liabilities according to GAAP. Moreover, we did not obtain appraisals in connection with the determination of the August 2024 Estimated Liquidation Value Per Share, and the determination was based solely on the net assets in liquidation as reported in this Quarterly Report on Form 10-Q.
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
No assurance can be given that any liquidating distributions we pay to our stockholders will equal or exceed the August 2024 Estimated Liquidation Value Per Share. Accordingly, with respect to the August 2024 Estimated Liquidation Value Per Share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the August 2024 Estimated Liquidation Value Per Share;
•that an independent third-party appraiser or third-party valuation firm would agree with the August 2024 Estimated Liquidation Value Per Share; or
•that the methodology used to determine the August 2024 Estimated Liquidation Value Per Share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2024.

Strategic Realty Trust, Inc.

By:	/s/ Matthew Schreiber
Matthew Schreiber
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ryan Hess
Ryan Hess
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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