Form 10-Q
period 2024-09-30
Strategic Realty Trust, Inc.
filed 2024-11-13
CIK 1446371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-Q
_________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of November 4, 2024, there were 10,752,966 shares of the registrant’s common stock issued and outstanding.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION
STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	September 30,	December 31,
	2024	2023
ASSETS
Real estate	$13,000	$26,260
Cash, cash equivalents and restricted cash	2,049	1,569
Tenant receivables	300	446
Other assets	—	29
TOTAL ASSETS	$15,349	$28,304

LIABILITIES
Liabilities for estimated costs in excess of estimated receipts during liquidation	$2,563	$4,718
Notes payable	8,152	18,000
Accounts payable and accrued expenses	415	272
Amounts due to affiliates	65	34
Other liabilities	27	118
TOTAL LIABILITIES	11,222	23,142
Commitments and contingencies (Note 10)
NET ASSETS IN LIQUIDATION	$4,127	$5,162
See accompanying notes to condensed consolidated financial statements.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

For the Nine Months Ended September 30, 2024
Net assets in liquidation, beginning of period	$5,162
Change in net assets in liquidation
Change in liquidation value of investments in real estate	(1,112)
Change in estimated cash flow during liquidation	77
Other changes, net	—
Changes in net assets in liquidation	(1,035)
Net assets in liquidation, end of period	$4,127

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
Since the Company’s inception, its business has been managed by an external advisor. The Company has no direct employees and all management and administrative personnel responsible for conducting the Company’s business are employed by its advisor. As of September 30, 2024, the Company was externally managed and advised by SRT Advisor, LLC, a Delaware limited liability company (the “Advisor”) pursuant to an advisory agreement with the Advisor (the “Advisory Agreement”) initially executed on August 10, 2013, and subsequently renewed every year through 2024. The current term of the Advisory Agreement terminates on August 9, 2025. The advisor is an affiliate of PUR Management LLC (“PUR”), which is an affiliate of L3 Capital, LLC. L3 Capital, LLC is a real estate investment firm focused on institutional quality, value-add, prime urban retail and mixed-use investment within first tier U.S. metropolitan markets.
The sole purpose of the Company is to wind up the Company’s affairs and the liquidation of the Company’s assets with no objective to continue or to engage in the conduct of a trade or business, except as necessary for the orderly liquidation of the Company’s assets.
Substantially all of the Company’s business is conducted through Strategic Realty Operating Partnership, L.P. (the “OP”). During the Company’s initial public offering (“Offering”), as the Company accepted subscriptions for shares of its common stock, it transferred substantially all of the net proceeds of the Offering to the OP as a capital contribution. The Company is the sole general partner of the OP. As of September 30, 2024 and December 31, 2023, the Company owned 98.1% of the limited partnership interests in the OP.
As of September 30, 2024, the Company had 10,752,966 shares of common stock issued and outstanding and 204,323 of convertible common units issued and outstanding.
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
The Company expects any future liquidity to its stockholders will be provided in the form of liquidating distributions. The Company expects to distribute all of the net proceeds from liquidation to its stockholders within 24 months from August 23, 2023. The Company can give no assurance regarding the timing of final asset dispositions in connection with the implementation of the Plan of Liquidation, the sale prices it will receive for its remaining assets, and the amount or timing of any liquidating distributions to be received by its stockholders.
On September 12, 2024, the Company consummated the disposition of the 400 Grove Street, 8 Octavia Street, Fulton Shops, 450 Hayes, and 388 Fulton properties located in San Francisco, California for approximately $10.9 million in cash, before customary closing and transaction costs. The disposition resulted in net cash proceeds after customary closing and transaction costs of $9.8 million which was used to partially pay down the SRT Loan (as defined in Note 7).
As of September 30, 2024 the Company managed a portfolio of one wholly-owned income-producing retail property located in Los Angeles, California and one improved land parcel,located in Hospira, California. As of September 30, 2024, the Company’s retail property had approximately 11,000 rentable square feet of retail space and the rentable space at the property was 100% leased.

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
The Company’s expectations about the implementation of the Plan of Liquidation and the amount of any liquidating distributions that the Company pays to its stockholders and when the Company will pay them are subject to risks and uncertainties and are based on certain estimates and assumptions, one or more of which may prove to be incorrect. As a result, the actual amount of any liquidating distributions the Company pays to its stockholders may be more or less than the Company estimates and the liquidating distributions may be paid later than the Company predicts. There are many factors that may affect the amount of liquidating distributions the Company will ultimately pay to its stockholders. If the Company underestimates its existing obligations and liabilities or the amount of taxes, transaction fees and expenses relating to the liquidation and dissolution or if unanticipated or contingent liabilities arise, including with respect to debt service or default interest expense related to the SRT Loan, the amount of liquidating distributions ultimately paid to the Company’s stockholders could be less than estimated. Moreover, the liquidation value will fluctuate over time in response to developments related to individual assets in the Company’s portfolio and the management of those assets, in response to the real estate and finance markets, based on the amount of net proceeds received from the disposition of the remaining assets and due to other factors. Accordingly, it is not possible to precisely predict the timing of any liquidating distributions the Company pays to it stockholders or the aggregate amount of liquidating distributions that the Company will ultimately pay to its stockholders. No assurance can be given that any liquidating distributions the Company pays to its stockholders will equal or exceed the estimate of net assets in liquidation presented on the Consolidated Statement of Net Assets as of September 30, 2024.
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
The Company accrues costs and income that it expects to incur and earn through the completion of its liquidation, including the estimated amount of cash or other consideration that the Company expects to realize through the disposal of its assets and the estimated costs to dispose of its assets, to the extent it has a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of September 30, 2024 are included in accounts payable and accrued expenses, due to affiliates and other liabilities on the Condensed Consolidated Statement of Net Assets.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amounts shown on the condensed consolidated statement of net assets (amounts in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$323	$1,250
Restricted cash	1,726	319
Total cash, cash equivalents, and restricted cash	$2,049	$1,569
Recent Accounting Pronouncements
There are no new accounting pronouncements that are applicable or relevant to the Company under the liquidation basis of accounting.
4. LIABILITIES FOR ESTIMATED COSTS IN EXCESS OF ESTIMATED RECEIPTS DURING LIQUIDATION
The liquidation basis of accounting requires the Company to estimate net cash flows from operations and to accrue all costs associated with implementing and completing the Plan of Liquidation. As of September 30, 2024, the Company estimated that it will have costs in excess of estimated receipts during the liquidation process. These amounts can vary significantly due to, among other things, the timing and estimates for executing and renewing leases, estimates of tenant improvement costs and capital expenditures, the timing of property sales, direct costs incurred to complete the sales, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with the winding down of operations. These costs are estimated and are anticipated to be paid out over the liquidation period.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The change in the liabilities for estimated costs in excess of estimated receipts during liquidation as of September 30, 2024 is as follows (amounts in thousands):

	December 31, 2023	Cash Payments (Receipts)	Remeasurement of Assets and Liabilities	September 30, 2024
Liabilities:
Estimated net outflows from investments in real estate	$(443)	$294	$(77)	$(226)
Liquidation transaction costs	(2,490)	1,152	65	(1,273)
Corporate expenditures	(1,785)	632	89	(1,064)
	(4,718)	2,078	77	(2,563)
Total liabilities for estimated costs in excess of estimated receipts during liquidation	$(4,718)	$2,078	$77	$(2,563)

5. NET ASSETS IN LIQUIDATION
Net assets in liquidation decreased by approximately 1.0 million during the nine months ended September 30, 2024 as follows (in thousands):

Change in net assets in liquidation
Change in liquidation value of investments in real estate	$(1,112)
Change in estimated cash flow during liquidation	77
Other changes, net	—
Changes in net assets in liquidation	$(1,035)
During the nine months ended September 30, 2024, the estimated net realizable value of real estate decreased by $2.6 million. The primary reason for the decrease in net assets in liquidation was due to a net decrease in the sale price of the properties in San Francisco which was adjusted to the actual sales price pursuant to the disposition of the properties consummated on September 12, 2024 and a decrease in the net realizable value of the remaining properties located in Los Angeles, California and Hospira, California.
The net assets in liquidation as of September 30, 2024 would result in the payment of estimated liquidating distributions of approximately $0.38 per share of common stock to the Company’s stockholders of record as of September 30, 2024. This estimate of liquidating distributions includes projections of costs and expenses to be incurred during the estimated period required to complete the Plan of Liquidation. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the disposition or transfer of the Company’s remaining real estate properties, the performance of the Company’s remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties. See Note 2,“Plan of Liquidation.”
6. REAL ESTATE
As of September 30, 2024 the Company managed a portfolio of one wholly-owned income-producing retail property, located in Los Angeles, California and one improved land parcel, located in Hospira, California. As of September 30, 2024, the Company’s retail property had approximately 11,000 rentable square feet of retail space. As of September 30, 2024, the rentable space at the property was 100% leased. As of September 30, 2024, the Company’s liquidation value of real estate was approximately $13.0 million.
As a result of adopting the liquidation basis of accounting in July 2023, as of September 30, 2024, real estate properties were recorded at their estimated liquidation value, which represents the estimated gross amount of cash or other consideration the Company expects to realize through the disposition or transfer of its real estate properties owned as of September 30, 2024 as it carries out its Plan of Liquidation.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Disposition of San Francisco Properties
The Company, through its wholly owned subsidiaries, owned five operating properties in San Francisco, California, referred to as 400 Grove Street, 8 Octavia Street, Fulton Shops, 450 Hayes, and 388 Fulton Street (collectively, the “San Francisco Assets”). On August 12, 2024, the due diligence period expired under the five related purchase and sale agreements and escrow instructions for the sale of each of the San Francisco Assets. The agreements provided that the disposition of each of the San Francisco Assets was conditioned on the disposition of each other San Francisco Asset and the properties are considered related properties.
On September 12, 2024, the Company consummated the disposition of the San Francisco Assets for approximately $10.9 million in cash, before customary closing and transaction costs. The Purchaser was unaffiliated with the Company or its advisor. The disposition resulted in net cash proceeds after customary closing and transaction costs of $9.8 million which was used to partially repay the the SRT Loan (as defined in Note 7) and the San Francisco assets were released as security from the deed of trust.
7. NOTES PAYABLE, NET
On December 24, 2019, the Company entered into a Loan Agreement (the “SRT Loan Agreement”) with PFP Holding Company, LLC (the “SRT Lender”) for a non-recourse secured loan (the “SRT Loan”).
The SRT Loan is secured by a first deed of trust on the Silverlake Collection located in Los Angeles, California. Prior to their disposition on September 12, 2024, the San Francisco Assets secured the SRT Loan as well. The SRT Loan matured on January 9, 2024, without extension pursuant to its terms as a result of the Company’s failure to satisfy the necessary financial covenants for a one-year extension.
On January 18, 2024, the SRT Lender notified the Company that it was in maturity default on the SRT Loan following its failure to pay the amount of the debt outstanding and due to the SRT Lender on the January 9, 2024 maturity date. As a result of the default, the Company is accruing interest at the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%). In addition, the SRT Lender could foreclose on the Silverlake Collection that secures the SRT Loan in satisfaction of the debt.
The Silverlake Collection securing the SRT Loan is being marketed for sale in connection with the implementation of the Plan of Liquidation and any net sales proceeds will be due to the lender until the debt is satisfied.
As of September 30, 2024, the SRT Loan had a principal balance of approximately $8.2 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. The default rate is equal to 5% above the rate that otherwise would be in effect. Monthly payments are interest-only with the entire principal balance and all outstanding interest due at maturity. As of September 30, 2024, interest expense payable was $1.1 million and default interest payable was $0.7 million. Effective January 9, 2023, the Company entered into a derivative transaction with a financial institution with a notional amount of $18,000,000, representing an interest rate cap. The Company received a payment from the counterparty if the rate on SOFR exceeded 3.5%. The instrument is measured at fair value which was determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets and is classified as Level 2 in the fair value hierarchy. The Company paid $260 thousand for the derivative and it matured on January 9, 2024.
On September 12, 2024, the Company consummated the disposition of the San Francisco Assets for approximately $10.9 million in cash, before customary closing and transaction costs. The disposition resulted in net cash proceeds after customary closing and transaction costs of $9.8 million which was used to repay the SRT Loan and the San Francisco assets were released as security from the deed of trust. The outstanding balance on the SRT Loan after the sale of the San Francisco Assets is approximately $8.2M and is secured by a deed of trust at the Silverlake Collection.
Pursuant to the SRT Loan, the Company must comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on the Company’s liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. As of September 30, 2024, the Company was not in compliance with the loan requirements and was in maturity default as discussed above.
In connection with the SRT Loan, the Company executed customary non-recourse carveout and environmental guaranties, together with limited additional assurances with regard to the condominium structures of the San Francisco assets.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

The following is a schedule of future principal payments for all of the Company’s notes payable outstanding as of September 30, 2024 (amounts in thousands):

2024(1)	$8,152
Total future principal payments	8,152
Notes payable (2)	$8,152
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
The Company is party to property management agreements with respect to each of its properties pursuant to which PUR was engaged to serve as property manager. The property management agreements were renewed on August 10, 2024 and will automatically renew every year, unless expressly terminated.

STRATEGIC REALTY TRUST, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Summary of Related Party Fees
The following table sets forth the Advisor related-party costs incurred and payable by the Company for the periods presented (amounts in thousands):

	Incurred		Payable as of
	Three Months Ended September 30,	Nine Months Ended September 30,	September 30,	December 31,
Expensed	2024	2024	2024	2023
Asset management fees	$63	$188	$42	$21
Property management fees	17	58	15	16
Disposition fees	220	220	—	—
Total	$300	$466	$57	$37
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
11. SUBSEQUENT EVENTS
On November 13, 2024, the Company consummated the disposition of Topaz for $220 thousand in cash, before customary closing and transaction costs of $42 thousand, resulting in net cash proceeds of approximately $178 thousand.

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
The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs, which involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. The following are some of the risks and uncertainties, although not all of the risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:
•Although our board of directors and stockholders have approved the sale of all of our assets and our dissolution pursuant to the terms of a plan of complete liquidation and dissolution (the “Plan of Liquidation”), we can give no assurance whether we will be able to successfully implement the Plan of Liquidation and sell our remaining assets, pay our debts and distribute the net proceeds from liquidation to our stockholders in the amount or on the timeline as we expect.
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
•We can give no assurance regarding the timing of final asset dispositions and the sale prices we will receive for assets and the amount and timing of liquidating distributions to be received by our stockholders. If the sales price of our assets is less than estimated or if we underestimated our existing obligations and liabilities or if unanticipated or contingent liabilities arise, including with respect to debt service or interest expense related to the SRT Loan, the amount of liquidating distributions ultimately paid to our stockholders could be less than estimated.
•We are currently in maturity default for failure to pay the amount of the debt outstanding and due to the lender on the January 9, 2024 maturity date for the SRT Loan that is secured by our remaining operating asset, the Silverlake Collection. Although we are in discussions with the lender to modify the loan to bring it back in good standing while we complete our liquidation activities, no assurances can be provided that we will successfully execute an agreement with the lender to extend the loan. Further, we expect that any extension of the SRT Loan would be on terms and conditions less favorable to us than previously negotiated. As a result of the default, the lender could foreclose on the Silverlake Collection which secures the loan in satisfaction of the debt. A sale of the asset by the lender may not result in maximum proceeds to us and would adversely impact the amount of our liquidating distributions as the lender is only motivated to receive a purchase price sufficient to satisfy the amount of the debt outstanding, and we believe the value of the collateral to be in excess of the amount of the debt. In addition, as a result of the default, we are required to pay an increased debt service payment due to the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%) and we will be required to pay various fees to the lender in connection with securing an extension on our debt obligation. The maturity default and the related adverse impacts to us could have an adverse effect on our implementation of the Plan of Liquidation and the amount of and timing of liquidating distributions to be received by our stockholders.
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
•All our assets are concentrated in California, and in particular Los Angeles, and in urban retail properties, any adverse economic, real estate or business conditions in this geographic area or in the urban retail market, including with respect to the continued economic slowdown, the higher interest rate environment and persistent inflation could adversely affect our operating results and the amount of any liquidating distributions to our stockholders.
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
Overview
We are a Maryland corporation that was formed on September 18, 2008, to invest in and manage a portfolio of income-producing retail properties, located in the United States. As of September 30, 2024 our portfolio included one wholly-owned income-producing retail property, located in Los Angeles, California and one improved land parcel, located in Hospira, California. As of September 30, 2024, our retail property had approximately 11,000 rentable square feet of retail space and the rentable space at the property was 100% leased.
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
Changes in Net Assets in Liquidation
For the Nine Months Ended September 30, 2024
Net assets in liquidation decreased by approximately $1.0 million from approximately $5.2 million on December 31, 2023 to approximately $4.2 million on September 30, 2024. The primary reason for the decrease in net assets in liquidation was due to a net decrease in the sale price of the properties in San Francisco and Los Angeles. There is inherent uncertainty with these estimates and projections, and they could change materially based on the timing of the sales of our remaining real estate properties, the performance of our remaining assets and any changes in the underlying assumptions of the projected cash flows from such properties.
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

Due to our decreased cash flow from operations, caused in significant part by our significant tenant’s failure to pay rent owed to us, we did not satisfy the financial covenants necessary to exercise our one-year extension option for the SRT Loan on its January 9, 2024 maturity date, and we are in maturity default with respect to the loan for failure to pay the amount outstanding and due. As a result of the default the lender initiated a cash sweep, and as a result, all rental payments are being directed to the sweep account and the lender controls disbursements to cover certain operating expenditures at the properties. In addition, we are incurring increased debt service due to the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%). Both of these events are adversely impacting our ability to fund our short-term liquidity needs. We are actively marketing our assets for sale to satisfy the outstanding debt; however, we can provide no assurances we will be successful.
In addition, the SRT Loan is secured by our retail property in Los Angeles and as a result of the default, the lender could foreclose on our operating property which secure the loan in satisfaction of the debt. Should the lender foreclose on the property, a sale of our asset by the lender may not result in maximum proceeds to us and would adversely impact the amount of our liquidating distributions as the lender is only motivated to receive a purchase price sufficient to satisfy the amount of the debt outstanding, and we believe the value of the collateral to be in excess of the amount of the debt. The maturity default and the related adverse impacts to us could have an adverse effect on our liquidity as well s the implementation of the Plan of Liquidation and the amount of and timing of liquidating distributions to be received by our stockholders.
On September 12, 2024, we consummated the disposition of the 400 Grove Street, 8 Octavia Street, Fulton Shops, 450 Hayes, and 388 Fulton properties located in San Francisco, California for approximately $10.9 million in cash, before customary closing and transaction costs. The disposition resulted in net cash proceeds after customary closing and transaction costs of $9.8 million which was used to partially pay down the SRT Loan.
As of September 30, 2024, our cash and cash equivalents were approximately $0.3 million and we had $1.8 million of restricted cash (funds held by the lenders for property taxes, insurance, tenant improvements, leasing commissions, capital expenditures, rollover reserves and other financing needs).
We have limited cash on hand due to the cash sweep initiated by the lender of the SRT Loan. In addition, our debt service costs have increased due to the default interest rate associated with the maturity default. As a result, our ability to fund our working capital needs through the completion of the Plan of Liquidation is severely limited. Further, our ability to make a loan paydown and continue funding our liquidity needs is contingent on the sale of our remaining real estate asset. The property securing the SRT Loan is being marketed for sale in connection with the implementation of the Plan of Liquidation and any net sales proceeds would be due to the lender until the debt is satisfied with the balance being available to fund certain of our expenses. As discussed, the lender on the SRT Loan could take control of our property pursuant to foreclosure proceedings as a result of the maturity default on the SRT Loan. Such an event would materially impact our ability to fund our working capital needs.
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
The SRT Loan is secured by a first deed of trust on our Silverlake Collection asset located in Los Angeles. Prior to its disposition on September 12, 2024, our five San Francisco assets (Fulton Shops, 8 Octavia, 400 Grove, 450 Hayes, and 388 Fulton Street) also secured the SRT Loan. The SRT Loan matured on January 9, 2024, without extension pursuant to its terms as a result of the Company’s failure to satisfy the necessary financial covenants for a one-year extension..
We are currently in maturity default for failure to pay the amount of the debt outstanding and due to the SRT Lender on the January 9, 2024 maturity date. Although we are in discussions with the SRT Lender to extend the term of the SRT Loan while we complete our liquidation activities, no assurances can be provided that we will successfully extend the term of the SRT Loan. As a result of the default, the lender is sweeping the cash from the property securing the loan and we are required to pay an increased debt service payment due to the default interest rate in effect of 5% above the rate that would otherwise be in effect (30-day SOFR, plus 2.8%) and will be required to pay various fees to the lender in connection with securing an extension on our debt obligation. In addition, the SRT Lender could foreclose on the Silverlake Collection asset that secures the loan in satisfaction of the debt. Such an event could have an adverse effect on our implementation of the Plan of Liquidation and the amount of and timing of liquidating distributions to be received by our stockholders.
The Silverlake Collection is being marketed for sale in connection with the implementation of the Plan of Liquidation and any net sales proceeds would be due to the lender until the debt is satisfied.
As of September 30, 2024, the SRT Loan had a principal balance of approximately $8.2 million. The SRT Loan is a floating Secured Overnight Financing Rate (“SOFR”) rate loan which bears interest at 30-day SOFR (with a floor of 1.50%) plus 2.80%. Monthly payments were interest-only with the entire principal balance and all outstanding interest due at maturity. As of September 30, 2024, interest expense payable was $1.1 million and default interest payable was $0.7 million.
On September 12, 2024, the Company consummated the disposition of five San Francisco assets for approximately $10.9 million in cash, before customary closing and transaction costs. The disposition resulted in net cash proceeds after customary closing and transaction costs of $9.8 million which was used to partially repay the SRT Loan and the San Francisco assets were released as security from the deed of trust. The outstanding balance on the SRT Loan after the sale of the San Francisco Assets is approximately $8.1M and is secured by a deed of trust at the Silverlake Collection.
Pursuant to the SRT Loan, we were required to comply with certain matters contained in the loan documents including but not limited to, (i) requirements to deliver audited and unaudited financial statements, SEC filings, tax returns, pro forma budgets, and quarterly compliance certificates, and (ii) minimum limits on our liquidity and tangible net worth. The SRT Loan contains customary covenants, including, without limitation, covenants with respect to maintenance of properties and insurance, compliance with laws and environmental matters, covenants limiting or prohibiting the creation of liens, and transactions with affiliates. As of September 30, 2024, we were not in compliance with the loan requirements and were in maturity default as discussed above.
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
Inflation
The majority of our leases contain inflation protection provisions applicable to reimbursement billings for common area maintenance charges, real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. We expect to include similar provisions in our future tenant leases designed to protect us from the impact of inflation. Due to the generally long-term nature of these leases, annual rent increases, as well as rents received from acquired leases, may not be sufficient to cover inflation and rent may be below market rates.
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
We accrue costs and income that we expect to incur and earn through the completion of our liquidation, including the estimated amount of cash or other consideration that we expect to receive through the disposal of our assets and the estimated costs to dispose of our assets, to the extent we have a reasonable basis for estimation. These amounts are classified as a liability for estimated costs in excess of estimated receipts during liquidation on the Condensed Consolidated Statement of Net Assets. Actual costs and income may differ from amounts reflected in the financial statements because of the inherent uncertainty in estimating future events. These differences may be material. See Note 2, “Plan of Liquidation” and Note 4, “Liabilities for Estimated Costs in Excess of Estimated Receipts During Liquidation” for further discussion. Actual costs incurred but unpaid as of September 30, 2024, are included in accounts payable and accrued expenses, due to affiliate and other liabilities on the Condensed Consolidated Statement of Net Assets.
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
Subsequent Events
On November 13, 2024, the Company consummated the disposition of Topaz for $220 thousand in cash, before customary closing and transaction costs of $42 thousand, resulting in net cash proceeds of approximately $178 thousand.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Omitted as permitted under rules applicable to smaller reporting companies.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the period covered by this Quarterly Report on Form 10-Q, we did not issue any equity securities that were not registered under the Securities Act of 1933, as amended.
Share Redemption Program
Our board of directors adopted a share redemption program that could enable our stockholders to sell their shares of common stock to us in limited circumstances (the “SRP”), subject to the significant restrictions and limitations of the program. During the three and nine months ended September 30, 2024, we did not redeem shares. As a result of the approval by our board of directors and our stockholders of the Plan of Liquidation, we do not expect to redeem any shares under the SRP going forward and expect that any future liquidity provided to stockholders will be in the form of liquidating distributions. We can provide no assurances as to the timing, amount, or successful implementation of the Plan of Liquidation.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 7, 2024, our board of directors approved an updated estimated liquidation value per share of our common stock of $0.38, which is equal to our net assets in liquidation, divided by the number of shares outstanding, all as of September 30, 2024, and as disclosed in this Quarterly Report on Form 10-Q (the “November 2024 Estimated Liquidation Value Per Share”).
We adopted the liquidation basis of accounting as of and for the periods subsequent to July 1, 2023. Net assets in liquidation represents the remaining estimated liquidation value available to stockholders upon liquidation. For a description of our accounting policies and the methodologies, limitations and assumptions used in the determination of the November 2024 Estimated Liquidation Value Per Share, see the notes to our consolidated financial statements in this Quarterly Report on Form 10-Q.
We are providing the November 2024 Estimated Liquidation Value Per Share to assist broker-dealers that participated in our now-terminated initial public offering in meeting their customer account statement reporting obligations under the Financial Industry Regulatory Authority Rule 2231.
The November 2024 Estimated Liquidation Value Per Share will first appear on the December 2024 stockholder account statements.
Limitations of the November 2024 Estimated Liquidation Value Per Share
As with any valuation methodology, the methodologies used are based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated liquidation value per share, and this difference could be significant. The November 2024 Estimated Liquidation Value Per Share does not represent the fair value of our assets less the fair value of our liabilities according to GAAP. Moreover, we did not obtain appraisals in connection with the determination of the November 2024 Estimated Liquidation Value Per Share, and the determination was based solely on the net assets in liquidation as reported in this Quarterly Report on Form 10-Q.
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
No assurance can be given that any liquidating distributions we pay to our stockholders will equal or exceed the November 2024 Estimated Liquidation Value Per Share. Accordingly, with respect to the November 2024 Estimated Liquidation Value Per Share, we can give no assurance:
•of the amount or timing of liquidating distributions we will ultimately be able to pay our stockholders;
•that a stockholder would be able to resell his or her shares at the November 2024 Estimated Liquidation Value Per Share;
•that an independent third-party appraiser or third-party valuation firm would agree with the November 2024 Estimated Liquidation Value Per Share; or
•that the methodology used to determine the November 2024 Estimated Liquidation Value Per Share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
ITEM 6. EXHIBITS
The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are included herewith, or incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2024.

Strategic Realty Trust, Inc.

By:	/s/ Domenic Lanni
Domenic Lanni
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Ryan Hess
Ryan Hess
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form/File No.	Filing Date

2.1	Plan of Complete Liquidation and Dissolution		10-Q	5/15/2023

3.1.1	Articles of Amendment and Restatement of TNP Strategic Retail Trust, Inc.		S-11/ No. 333-154975	7/10/2009

3.1.2	Articles of Amendment, dated August 22, 2013		8-K	8/26/2013

3.1.3	Articles Supplementary, dated November 1, 2013		8-K	11/4/2013

3.1.4	Articles Supplementary, dated January 22, 2014		8-K	1/28/2014

3.2	Third Amended and Restated Bylaws of Strategic Realty Trust, Inc.		8-K	1/28/2014

10.1	Twelfth Amendment to the Advisory Agreement, dated August 8, 2024	X

10.2	Purchase and Sale Agreements as amended for 400 Grove Street, 8 Octavia Street, Fulton Shops, 450 Hayes, and 388 Fulton properties	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

99.1	Strategic Realty Trust, Inc. Amended and Restated Share Redemption Program Adopted August 26, 2016		8-K	8/30/2016

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)